Form 10-Q
period 2005-09-30
Cornerstone Core Properties REIT, Inc.
filed 2005-11-14
CIK 1310383

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                         TO

Commission File Number   333-121238

CORNERSTONE CORE PROPERTIES REIT, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Maryland	73-1721791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4590 MACARTHUR BLVD., SUITE 610, NEWPORT BEACH, CALIFORNIA 92660

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

949-852-1007

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Not Applicable

(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒          NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☐  Yes ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes ☒  No

As of November 11, 2005, the Company had 125 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cornerstone Core Properties REIT, Inc.

Condensed Consolidated Balance Sheets at September 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2005 (unaudited)

Condensed Consolidated Statement of Stockholder’s Equity for the Nine Months ended September 30, 2005 (unaudited)

Condensed Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004 (A)
	(Unaudited)
ASSETS

Cash	$201,327	$1,000
Other assets	125,224

Total Assets	$326,551	$1,000

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable	$37,081	$—
Other current liabilities	93,587	—
Total Liabilities	130,668	—

Minority interest	200,000	—

Common stock, $.001 par value; 1,000 shares authorized, 125 shares issued and outstanding	—	—
Additional paid-in capital	1,000	1,000
Retained deficit	(5,117)	—
Total Stockholder’s Equity	195,883	1,000

Total Liabilities and Stockholder’s Equity	$326,551	$1,000

(A)           Derived from the audited financial statements as of December 31, 2004.

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005

Revenues	$—	$—

Expenses
General and administrative	5,455	5,455
Operating loss	(5,455)	(5,455)

Interest income	338	338

Net Loss	$(5,117)	$(5,117)

Per share amounts:
Basic and diluted loss allocable to stockholder	$(40.94)	$(40.94)

Basic and diluted weighted average shares outstanding	125	125

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

Nine months ended
September 30,
2005
Balance, December 31, 2004	$1,000

Issuance of Operating Partnership units	200,000
Net loss	(5,117)

Balance, September 30, 2005	$195,883

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

OPERATING ACTIVITIES
Net loss	$(5,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other assets	(125,224)
Accounts payable and accrued liabilities	130,668

Net cash provided by operating activities	327

FINANCING ACTIVITIES
Issuance of Operating Partnership units	200,000

Net cash provided by financing activities	200,000

Net increase in cash	200,327

Cash and cash equivalents at beginning of period	1,000

Cash and cash equivalents at end of period	$201,327

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

1.                   Organization

Cornerstone Core Properties REIT, Inc., a Maryland corporation (the “Company”), was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  The Company is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure.  Subject to certain restrictions and limitations, the business of the Company will be managed by Cornerstone Realty Advisors, LLC, a Delaware limited liability company that was formed on November 30, 2004 (the “Advisor”) pursuant to an Advisory Agreement.  The Advisor is an affiliate of the Company.

On November 9, 2004, the sole stockholder, Terry G. Roussel, an affiliate of the Advisor, purchased 125 shares of common stock for $1,000 and became the initial stockholder of the Company.  The Company’s articles of incorporation authorize 289,000,000 additional shares of common stock with a par value of $.001 and 10,000,000 shares of preferred stock with a par value of $.001.  The Company will offer a minimum of 125,000 (the “Minimum Number of Shares”) and a maximum of 55,400,000 shares of common stock, consisting of 44,400,000 shares for sale to the public (the Primary Offering”) and 11,000,000 shares for sale pursuant to the Company’s dividend reinvestment plan (collectively, the “Offering”).  As of November 4, 2005, the Company had engaged only in organizational and offering activities, and no shares had been sold in the offering. The Company has retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, to serve as the dealer manager for the Offering.  PCC is responsible for marketing the Company’s shares being offered pursuant to the Offering.  The Company intends to invest the net proceeds from the Offering primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  As of September 30, 2005, the Company has neither purchased nor contracted to purchase any properties, nor has the Advisor identified any properties in which there is a reasonable probability that the Company will invest.

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  On July 15, 2005, the Advisor purchased a 99% limited partnership interest in the Operating Partnership for $200,000 and the Company purchased a 1% general partner interest for $1,000.  The Company anticipates that it will conduct all or a portion of its operations through the Operating Partnership. The Company’s financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s Articles require, within five years from the closing of the Offering, the Company’s board of directors to take one or more of the following actions to provide enhanced liquidity for the Company’s stockholders:

•                  modify the Company’s stock repurchase program to allow us to use proceeds from the sale of the Company’s properties to redeem shares;

•                  seek stockholder approval to begin an orderly liquidation of the Company’s assets and distribute the available proceeds of such sales to the Company’s stockholders;

•                  list the Company’s stock for trading on a national securities exchange, the Nasdaq National Market or other over-the-counter market; or

•                  seek stockholder approval of another liquidity event such as a sale of the Company’s assets or a merger with another entity.

2.                   Summary of Significant Accounting Policies

Interim Financial Information

The interim condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States of America have been included.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Real Estate Purchase Price Allocation.

The Company will account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”).  Upon acquisition of a property, the Company will allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  The Company will allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  Acquired above and below market leases will be valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term.

The purchase price will be further allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant.  The value of acquired above and below market leases will be amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on the Company’s consolidated statements of operations.  The value of in-place lease intangibles, which will be included as a component of Other Assets, will be amortized to expense over the remaining lease term and expected renewal periods of the respective lease.  If a lease is terminated prior to its expiration, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases and the in-place lease value will be immediately charged to expense.

Evaluation of Possible Impairment of Real Property Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate assets, including those held through joint ventures, may not be recoverable.  When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, the Company will assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition.  In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate assets to the fair value and recognize an impairment loss. Projections of expected future cash flows require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment.  The use of certain assumptions in the future cash flows analysis would result in an incorrect assessment of the property’s future cash flows and fair value and could result in the overstatement of the carrying value of the Company’s real estate assets and net income if those assumptions ultimately prove to be incorrect.

Consolidation Considerations for the Company’s Investments in Joint Ventures

The FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity.  Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE).  The Company will evaluate, as appropriate, its interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate.

Revenue Recognition and Valuation of Receivables

The Company’s revenues, which will be comprised largely of rental income, will include rents reported on a straight-line basis over the initial term of the lease.  Since the Company’s leases may provide for rental increases at specified intervals, the Company will be required to straight-line the recognition of revenue, which will result in the recording of a receivable for rent not yet due under the lease terms.  Accordingly, the Company’s management will be required to determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible.  Management of the Company will review unbilled rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, the Company will record an increase in the Company’s allowance for doubtful accounts or record a direct write-off of the specific rent receivable.

Depreciation of Real Property Assets

The Company will be required to make subjective assessments as to the useful lives of the Company’s depreciable assets.  The Company will consider the period of future benefit of the asset to determine the appropriate useful lives.  These assessments have a direct impact on net income.  The Company anticipates the estimated useful lives of its assets by class to be as follows:

Building	39 years
Building improvements	10-25 years
Tenant improvements	Lease term

Depreciation of the Company’s assets is expected to be charged to expense on a straight-line basis over the assigned useful lives.

Organizational and Offering Costs

Organizational and offering costs of the Company will be paid by the Advisor on behalf of the Company.  Organizational and offering costs are any and all costs and expenses incurred by the Company, the Advisor or any affiliate of either in connection with and in preparing the Company for registration of and subsequently offering and distributing its common stock to the public, which may include but are not limited to total underwriting and brokerage discounts and commissions (including fees of the underwriters’ attorneys), legal, accounting and escrow fees, expenses for printing, engraving, amending, supplementing and mailing, distribution costs, compensation to employees while engaged in registering, marketing and wholesaling the common stock, telegraph and telephone costs, all advertising and marketing expenses (including the costs related to investor and broker-dealer sales meetings), charges of transfer agents, registrars, trustees, escrow holders, depositories, experts, and fees, expenses and taxes related to the filing, registration and qualification of the sale of the securities under Federal and state laws, including accountants’ and attorneys’ fees and other accountable offering expenses.  In no event will the Company have any obligation to reimburse the Advisor or PCC for organizational and offering costs (not including sales commissions, the dealer manager fee or non-accountable due diligence expense allowance) totaling in excess of 3.5% of the gross proceeds from the Primary Offering.  In the event that the Minimum Number of Shares of the Company’s common stock is not sold to the public, the Company will terminate the Offering and will have no obligation to reimburse the Advisor or PCC for any organizational and offering costs.  As of  September 30, 2005 and December 31, 2004, the Advisor had incurred on behalf of the Company organizational and offering costs of approximately $2.1 million (unaudited) and $1.0 million (unaudited), respectively.  These costs are not recorded in the accompanying balance sheets of the Company as of September 30, 2005 and December 31, 2004 because such costs are not a liability of the Company until the Minimum Number of Shares are sold.  When recorded by the Company, organizational costs will be expensed as incurred and offering costs will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor or PCC from the gross proceeds of the Offering.

PCC, as Dealer Manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  The Dealer Manager is also entitled to receive a non-accountable due diligence expense reimbursement allowance of up to 0.5% of the gross proceeds from sales in the Primary Offering.  In addition, the Advisory Agreement requires the Advisor to pay any organization and offering expenses (including sales commissions, dealer manager fee and non-accountable due diligence expense allowance but not the acquisition fees and acquisition expenses discussed below) to the extent that they are in excess of 13.5% of gross proceeds from the Offering.

Acquisition Fees and Expenses

The Advisory Agreement requires the Company to pay the Advisor acquisition fees in an amount equal to 2% of the gross proceeds of the Primary Offering.  The Company will pay the acquisition fees upon receipt of the gross proceeds from the Offering.  However, if the Advisory Agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of the Company’s investments.  In addition, the Company is required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  The Company’s charter provides that a majority of the Company’s independent directors would have to approve any increase in the acquisition fees payable to the Advisor above 2% of gross proceeds from the Primary Offering.  The Company’s charter also limits the Company’s ability to purchase a property if the total of all acquisition fees and expenses relating to the purchase exceeds 6% of the contract purchase price.

Management Fees

The Advisory Agreement requires the Company to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of the Company’s assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principals in the United States of America (GAAP).  In addition, the Company will reimburse the Advisor for the direct costs and expenses incurred by the Advisor in providing asset management services to the Company.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  The Advisor must reimburse the Company the amount by which the Company’s aggregate annual operating expenses exceed the greater of 2% of Company’s average invested assets or 25% of the Company’s net income unless a majority of the Company’s independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.  “Average invested assets” means, for a specified period, the average of the aggregate book value of the Company’s assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during such period.  “Operating expenses” means all costs and expenses incurred by the Company, as determined under GAAP, which in any way are related to the Company’s operation of its business, including advisory fees, but excluding (i) the expenses of raising capital such as organizational and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration, and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of the Company’s stock, (ii) interest payments, (iii) taxes, (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves, (v) acquisition fees and acquisition expenses, (vi) real estate commissions on the sale of property, and other expenses connected with the acquisition and ownership of real estate interests, mortgage loans, or other property (such as the costs of foreclosure, insurance premiums, legal services, maintenance, repair, and improvement of property) and (vii) any subordinated participation in net sale proceeds, subordinated performance fee due upon termination or subordinated incentive fee due upon listing which may be paid by the Company.

Minority Interest in Consolidated Subsidiary

Due to the Company’s control through its general partnership interest in the Operating Partnership and the limited rights of the limited partners, the Operating Partnership is consolidated with the Company and the limited partner interest is reflected as minority interest in the accompanying balance sheets.

Income Taxes

For the year ending December 31, 2005, the Company expects to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and expects to be taxed as such beginning with its taxable year ending December 31, 2005.  To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted the Company relief under certain statutory provisions.  Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.  However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

Use of Estimates

The preparation of the balance sheets in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the balance sheets and accompanying notes.  Actual results could materially differ from those estimates.

3.                   Related Party Transactions

Advisory and Dealer Manager Agreements

The Company has an Advisory Agreement with the Advisor and a Dealer Manager Agreement with PCC which entitle the Advisor and PCC to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate projects, among other services, as well as reimbursement for organizational and offering costs incurred by the Advisor and PCC on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company.

The Company expects to also incur various fees and reimburse expenses, such as property management, leasing and others, that will be paid to the Advisor or its affiliates.  A discussion of these proposed fees and expense reimbursements follows.

Disposition Fee

The Advisory Agreement provides that if the Advisor or its affiliate provides a substantial amount of the services (as determined by a majority of the directors of the Company, including a majority of the independent directors of the Company) in connection with the sale of one or more properties, the Company will pay the Advisor or such affiliate shall receive at closing a disposition fee up to 3% of the sales price of such property or properties.  This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by the company for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property.  The Company will pay the disposition fees for a property at the time the property is sold.

Subordinated Participation in Net Sale Proceeds

The Advisory Agreement requires the Company to pay the Advisor a subordinated share of net sale proceeds equal to the percentage set forth below of the balance of net sale proceeds, if any, remaining after stockholders of the Company have received cumulative dividends and distributions equal to 100% of their invested capital, plus an amount equal to a cumulative, non-compounded per annum return on the invested capital, calculated on an aggregate weighted average daily basis.  The subordinated share of net sale proceeds will be (i) 5% of remaining net sale proceeds if stockholders have received cumulative dividends and distributions equal to 100% of the Invested Capital plus a 6% cumulative, non-compounded per annum return on their invested capital, (ii) 10% of remaining net sale proceeds if stockholders have received cumulative dividends and distributions equal to 100% of their invested capital plus an 8% cumulative, non-compounded per annum return on their invested capital, or (iii) 15% of remaining net sale proceeds if stockholders have received cumulative dividends and distributions equal to 100% of their invested capital plus a 10% cumulative, non-compounded per annum return on their invested capital.  Invested capital for investors in the

Offering is expected to be $8.00 per share less any return of capital.  Invested capital in any subsequent public offering is expected to be the maximum offering price per share less any return of capital.  Invested capital for other investors such as persons who exchanged their Operating Partnership units for shares of the Company’s stock is expected to be the issue price per share less any return of capital.  The subordinated participation in net sale proceeds payable at the time the Company determines that the subordinated participation in net sale proceeds has been earned by the Advisor.

Subordinated Performance Fee Due Upon Termination

The Advisory Agreement requires the Company to pay the Advisor a subordinated performance fee due upon termination equal to (i) 5% of the excess value if stockholders have received cumulative dividends and distributions equal to 100% of their invested capital plus a 6% cumulative, non-compounded per annum return on the invested capital, calculated on an aggregate weighted average daily basis, (ii) 10% of the excess value if stockholders have received cumulative dividends and distributions equal to 100% of their invested capital plus an 8% cumulative, non-compounded per annum return on the invested capital, calculated on an aggregate weighted average daily basis, or (iii) 15% of the excess value if stockholders have received cumulative dividends and distributions equal to 100% of their invested capital plus a 10% cumulative, non-compounded per annum return on their invested capital calculated on an aggregate weighted average daily basis.  Excess value is expected to be the amount by which the net appraised value of the Company’s real estate investments exceeds the 100% of invested capital plus the specified return less all prior dividends (other than the special 10% stock dividend) and other distributions. The subordinated participation in net sale proceeds is payable upon termination of the Advisory Agreement.

Subordinated Incentive Fee Due Upon Listing

The Advisory Agreement requires the Company to pay the Advisor a subordinated incentive fee due upon listing under certain circumstances if the Company’s common stock is listed on a national securities exchange, or traded on the Nasdaq/NMS or other over-the-counter market. This fee ranges from a low of 5% of the amount by which the market value of our stock, plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus cumulative, non-compounded annual returns on invested capital of 6%, to a high of 15% the amount by which the market value of our stock, plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus cumulative, non-compounded annual returns on invested capital of 10% or more on invested capital. Invested capital for investors in the Offering is expected to be $8.00 per share less any return of capital.  Invested capital in any subsequent public offering is expected to be the maximum offering price per share less any return of capital.  Invested capital for other investors such as persons who exchanged their Operating Partnership units for shares of the Company’s stock is expected to be the issue price per share less any return of capital.

The excess market value is expected to be the amount by which the market value of the Company’s outstanding common stock plus all dividends (other than the special 10% stock dividend) and other distributions paid to stockholders from the Company’s inception exceeds the 100% of Invested Capital plus the specified return.  The market value of the Company’s outstanding stock for purposes of calculating the incentive fee due upon listing is expected to be measured by taking the average closing price or average of bid and asked price, as the case may be, during the consecutive 30-day period commencing twelve (12) months following listing and ending eighteen (18) months following listing during which the average closing price or average of bid and asked price of the Stock is the highest.  The incentive fee due upon listing is payable by the Company during the thirty (30) day period following eighteen (18) months after listing.

The Company has the option to pay the subordinated incentive listing fee in the form of stock, cash, a promissory note or any combination thereof.  The form of payment will be determined by the board of directors of the Company.  In the event the Company pays the subordinated incentive listing fee to the Advisor as a result of the listing of the Company’s stock, the Company will not be required to pay the Advisor any further subordinated participation in net sale proceeds or subordinated fee upon termination of Advisory Agreement.

Employee and Director Incentive Stock Plan

The Company has adopted an Employee and Director Incentive Stock Plan (“the Plan”) which provides for the grant of awards to the Company’s directors and full-time employees, directors and full-time employees of the Advisor, entities and full-time employees of entities that provide services to the Company, and certain consultants to the Company and to the Advisor or to entities that provide services to the Company.  Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and dividend equivalent rights.  The term of the Plan is 10 years.  The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of the Company’s outstanding shares of stock at any time.  No awards have been granted under the Employee and Director Incentive Stock Plan.

4.                   Commitments and Contingencies

Dividend Reinvestment Plan

The Company plans to adopt a dividend reinvestment plan that will allow its stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s common stock.  The Company has registered 11,000,000 shares of its common stock for sale pursuant to the dividend reinvestment plan.  The purchase price per share is to be 95% of the price paid by the purchaser for the Company’s common stock, but not less than $7.05 per share.  The Company may amend or terminate the dividend reinvestment plan for any reason at any time upon 10 days prior written notice to participants.

Proposed Stock Repurchase Program

The Company expects to adopt a stock repurchase program that would enable the Company’s stockholders to sell their stock to the Company in limited circumstances.  The Company could choose not to adopt the proposed stock repurchase program or to amend its provisions without stockholder approval.  As long as the Company’s common stock is not listed on a national securities exchange, the Nasdaq National Market or other over-the-counter market, the Company’s stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed by the Company.  The Company may redeem the shares of stock presented for redemption for cash to the extent that the Company has sufficient funds available to fund such redemption.  The amount that the Company may pay to redeem stock is expected to be the redemption price set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 2	90% of purchase price
2 or more but less than 3	95% of purchase price
Less than 3 years in the event of death	100% of purchase price
3 or more but less than 5	100% of purchase price
5 or more	Estimated liquidation value

The estimated liquidation value for the repurchase of shares of stock held for five or more years is expected to be determined by the Advisor or another person selected for such purpose and will be approved by the Company’s board of directors.  The stock repurchase price is subject to adjustment as determined from time to time by the Company’s board of directors.  During this offering and each of the first five years following the closing of this offering, the Company is not expected to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our distribution reinvestment plan or (ii) 5% of the number of shares outstanding at the end of the prior calendar year.

Special 10% Stock Dividend For Early Investors

The Company plans to declare a one-time 10% stock dividend to be paid to the stockholders of record on the date that the Company raises $125,000,000 in the Offering.

Exchange Rights

The limited partners of the Company’s Operating Partnership will have the right to cause the Company’s Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of the Company’s shares, or, at the Company’s option, the Company may purchase their limited partnership units by issuing one share of its common stock for each limited partnership unit redeemed.  These exchange rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election.  Furthermore, limited partners may exercise their exchange rights only after their limited partnership units have been outstanding for one year.  Limited partners exchange their limited partnership units for the Company’s shares based on the conversion ratio that is set forth in the Operating Partnership agreement.  The initial conversion ratio is one to one but is adjusted based on certain events including the Company declaration or payment of a dividend in stock (other than the special 10% stock dividend), the Company’s subdivision of its outstanding stock; or the Company’s combining its outstanding stock into a smaller number of shares.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s financial statements and notes thereto contained elsewhere in this report.  Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to risks and other factors that may cause the Company’s future results of operations to be materially different than those expressed or implied herein.  Some of these risks and other factors include, but are not limited to:  (i) the Company may be unable to sell the minimum number of shares to commence operations (125,000); (ii) suitable investment properties may not be available and (iii) adverse changes to the general economy may disrupt operations.

Overview

Cornerstone Core Properties REIT, Inc., a Maryland corporation (the “Company”), was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  The Company is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure.  The company intends to qualify as a real estate  investment trust for federal tax purposes  commencing with its year ending December 31, 2005.

The Company filed a Form S-11 Registration Statement with the Securities and Exchange Commission covering a public offering of its common stock.  The Registration  Statement was declared effective on September 22, 2005.  The shares of common stock are being  offered at a price of $8 per share on a 125,000  share minimum, 44,400,000 share maximum, best efforts basis.  Net proceeds from the offering will be used primarily to acquire real estate properties, pay organizational and offering expenses, and pay various fees and expenses.

As of the date of this report, the Company had engaged only in organizational and offering activities and no shares had been sold in the offering.

Critical Accounting Policies

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  Actual results could differ materially from the estimates in the near term.

Please refer to our critical accounting policies as filed on Form S-11 dated September 20, 2005.

Results of Operations

The Company has not commenced active operations as of the date of this report.  Operating results in future periods will be a function of the results of the operation of the real estate properties that are acquired by the Company.

Liquidity and Capital Resources

On July 15, 2005, the Advisor purchased a 99% limited partnership interest in the Operating Partnership for $200,000 and the Company purchased a 1% general partner interest for $1,000.

The Advisor has agreed to pay all of the Company’s organization and offering costs, subject  to its right to be reimbursed for such costs by the Company in an amount up to 3.5% of gross offering proceeds.

The Company will not commence active operations until it receives and accepts subscriptions for a minimum of 125,000 shares for gross offering proceeds of $1,000,000.  At that time, subscription proceeds may be released to the Company from escrow and applied to the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses.  Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.  The Company’s liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

As of the date of this report, the Company had not entered  into any arrangements creating a reasonable probability that we will acquire any specific property.  The number of properties that the Company is able to acquire will depend primarily on the amount of funds raised in this offering.  The Company may also use acquisition financing to fund the purchase price of real estate properties.  Any acquisition financing will be repaid from offering proceeds.

The Company is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, which it anticipates may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

Contractual Obligations

As of September 30, 2005, the Company had no significant contractual obligations or commercial commitments.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

The Company invests its cash and cash equivalents in an FDIC insured savings account which, by its nature, is subject to interest rate fluctuations.

Item 4.                     Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.  The Chief Executive Officer and the Chief Financial Officer of Cornerstone Ventures, Inc., the manager of the owner of the Advisor, have reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

We are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002, the efficacy of the steps we have taken to date and steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by management and by our auditors.  We anticipate that additional changes may be made to our internal controls and procedures.  Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II - OTHER INFORMATION

Item 6.	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of November 2005.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Terry G. Roussel
Terry G. Roussel, Chief Executive Officer

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)