Form 10-K
period 2005-12-31
Cornerstone Core Properties REIT, Inc.
filed 2006-03-24
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-121238

CORNERSTONE CORE PROPERTIES REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	73-1721791 (I.R.S. Employer Identification No.)

1920 Main Street, Suite 400, Irvine, California 92614

(Address of Principal Executive Offices)

949-852-1007

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address And Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filed. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes  ☐  No  ☒

As of June 30, 2005 (the last business day of the registrant’s second fiscal quarter), there were no shares of common stock held by non-affiliates of the registrant.

As of March 17, 2006, there were 250,948 shares of common stock of Cornerstone Core Properties REIT, Inc. outstanding.

CORNERSTONE CORE PROPERTIES REIT, INC.

(A Maryland Corporation)

PART I

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Item 1A of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

Our Company

Cornerstone Core Properties REIT, Inc., a Maryland corporation, was formed on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate. We intend to qualify as a real estate investment trust (REIT) for federal tax purposes commencing with our taxable year ending December 31, 2006.

We conduct our principal business and plan to own properties through our operating partnership, Cornerstone Operating Partnership, L.P., a Delaware limited partnership, formed on November 30, 2004. We are the sole general partner of the operating partnership and have control over its affairs. On July 15, 2005, our advisor purchased a 99% limited partnership interest in the operating partnership for $200,000. As used in this report, “we,” “us” and “our” refer to Cornerstone Core Properties REIT, Inc. and its consolidated subsidiary except where the context otherwise requires.

Our advisor is Cornerstone Realty Advisors, LLC, a newly formed limited liability company. Some of our directors are also directors of our advisor and all of our officers are also officers of our advisor. Our advisor has contractual and fiduciary responsibilities to us and our stockholders. Under the terms of the advisory agreement, our advisor will use commercially reasonable efforts to present to us investment opportunities and to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors. Our advisor will be responsible for managing our affairs on a day-to-day basis and for identifying and making property acquisitions on our behalf. Currently, there are no employees of Cornerstone Core Properties REIT, Inc. and its subsidiaries. All management and administrative personnel responsible for conducting our business are currently employed by our advisor and its affiliates.

From our formation through the end of the year ended December 31, 2005, our activities consisted solely of organizational activities, including preparing for and launching our initial public offering. We did not accept any subscriptions for shares in our initial public offering until January 2006. Accordingly, as of the end of our fiscal year, we had neither purchased nor contracted to purchase any interests in any real properties.

Investment Objectives

Our investment objectives are to:

•      preserve stockholder capital by owning and operating real estate on an all-cash basis with no permanent financing;

•      purchase investment grade properties with the potential for capital appreciation to our stockholders;

•      purchase income-producing properties which will allow us to pay cash distributions to our stockholders at least quarterly, if not more frequently; and

•      provide liquidity to our stockholders within the shortest reasonable time necessary to accomplish the above objectives.

Within five years from the closing of our initial public offering, our board of directors will take one or more of the following actions to provide enhanced liquidity for our stockholders:

•      modify our stock repurchase program to allow us to use proceeds from the sale of our properties to redeem shares;

•      list our stock for trading on a national securities exchange or the Nasdaq National Market;

•      seek stockholder approval to begin an orderly liquidation of our assets and distribute the available proceeds of such sales to our stockholders; or

•      seek stockholder approval of another liquidity event such as a sale of our assets or a merger with another entity.

Investment Strategy

Large institutional investors have proven how to build a successful real estate portfolio. They generally start with a foundation of “core” holdings. “Core” holdings are generally existing, high quality properties owned “all-cash” free and clear of debt. We believe that “core” holdings are necessary to help investors build the base of their investment portfolio. That is why our primary investment focus is to acquire investment real estate “all cash” with no permanent financing.

All cash real estate investments add a layer of safety to conservative real estate investment which we believe would be difficult to match by any other strategy. By owning and operating properties on an “all-cash” basis, risk of foreclosure of mortgage debt is substantially eliminated. Following acquisition of “core” real property investments, many large institutional investors then make “core plus,” “valued added” and “opportunistic” real property investments each of which has increasing levels of debt, risk and yield.

Acquisition Policies

Primary Investment Focus

We expect to use substantially all of the net proceeds from our initial public offering to invest in investment grade real estate including multi-tenant industrial properties that are:

•      owned and operated on an all-cash basis with no permanent financing;

•      high-quality, existing, and currently producing income;

•      leased to a diversified tenant base; and

•      leased with overall shorter term operating type leases, allowing for annual rental increases and greater potential for capital growth.

We intend to seek potential property acquisitions meeting the above criteria that are located in major metropolitan markets throughout the United States. Among the most important criteria we expect to use in evaluating the markets in which we purchase properties are:

•      high population;

•      historically high levels of tenant demand and lower historic investment volatility for type of property being acquired;

•      high historical and projected employment growth;

•      stable household income and general economic stability;

•      a scarcity of land for new competitive properties; and

•      sound real estate fundamentals, such as high occupancy rates and strong rent rate potential.

The markets in which we invest may not meet all of these criteria and the relative importance that we assign to any one or more of these criteria may differ from market to market or change as general economic and real estate market conditions evolve. We may also consider additional important criteria in the future.

Multi-tenant industrial properties generally offer a combination of both warehouse and office space adaptable to a broad range of tenants and uses and typically cater to local and regional businesses. Multi-tenant industrial properties comprise one of the major segments of the commercial real estate market and tenants in these properties come from a broad spectrum of industries including light manufacturing, assembly, distribution, import/ export, general contractors, telecommunications, general office/ warehouse, wholesale, service, high-tech and other fields. These properties diversify revenue by generating rental income from multiple businesses in a variety of industries instead of relying on one or two large tenants.

Other Potential Investments

While we intend to invest in multi-tenant industrial properties, we have the ability to invest in any type of real estate investment that we believe to be in the best interests of our stockholders, including other real estate funds or REITs, mortgage funds, mortgage loans and sale lease-backs. Furthermore, there are no restrictions on the number or size of properties we may purchase or on the amount or proportion of net proceeds of our initial public offering that we may invest in a single property. Although we can invest in any type of real estate investment, our charter restricts certain types of investments. We do not intend to make loans to other persons (other than mortgage loans permitted by our charter), to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than real estate investments.

Investment Strategies and Decisions

Our advisor will make recommendations to our board of directors, which will approve or reject all proposed property acquisitions. Our independent directors will review our investment policies at least annually to determine whether these policies continue to be in the best interests of our stockholders.

We will purchase properties based on the decision of our board of directors after an examination and evaluation by our advisor of many factors including but not limited to the functionality of the property, the historical financial performance of the property, current market conditions for leasing space at the property, proposed purchase price, terms and conditions, potential cash flows and potential profitability of the property. The number of properties that we will purchase will depend on the amount of funds we raise in this offering and upon the price we pay for the properties we purchase. To identify properties that best fit our investment criteria, our advisor will study regional demographics and market conditions and work through local commercial real estate brokers.

Leases and Tenant Improvements

The properties we acquire will generally have operating type leases. Operating type leases generally have either gross or modified gross payment terms. Under gross leases, the landlord pays all operating expenses of the property. Under modified gross leases, the tenant reimburses the landlord for certain operating expenses. A “net” lease, which is generally not considered an operating-type lease, provides that the tenant pays or reimburses the owner for all or substantially all property operating expenses. As landlord, we will generally have responsibility for certain capital repairs or replacement of specific structural components of a property such as the roof, heating and air conditioning systems, the interior floor or slab of the building as well as parking areas.

When a tenant at one of our properties vacates its space, it is likely that we will be required to expend funds for tenant improvements and refurbishments to the vacated space in order to attract new tenants. If we do not have adequate cash on hand to fund tenant improvements and refurbishments, we may use interim debt financing in order to fulfill our obligations under lease agreements with new tenants.

Joint Ventures and Other Arrangements

We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our advisor. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region, property type and tenant industry group. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, the advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this prospectus. These entities may employ debt financing. (See “Borrowing Policies” below.)

Borrowing Policies

We intend to be an all-cash REIT that will own and operate our properties with no permanent indebtedness. Generally, we will pay the entire purchase price of each property in cash or with equity securities, or a combination of each. Being an all-cash REIT mitigates the risks associated with mortgage debt, including the risk of default on the mortgage payments and a resulting foreclosure of a particular property.

During our initial public offering, we intend to use temporary financing to facilitate acquisitions of properties in anticipation of receipt of offering proceeds. We will endeavor to repay any debt financing promptly upon receipt of proceeds in the offering. To the extent sufficient proceeds from the offering are unavailable to repay such debt financing within a reasonable time as determined by our board of directors, we may sell properties or raise equity capital to repay the debt so that we will own our properties all-cash, with no permanent acquisition financing.

We may incur indebtedness for working capital requirements, tenant improvements, capital improvements, leasing commissions and to make distributions including but not limited to those necessary in order to maintain our qualification as a REIT for federal income tax purposes. We will endeavor to borrow funds on an unsecured basis but we may secure indebtedness with some or all of our portfolio of properties if a majority of our independent directors determine that it is in the best interests of us and our stockholders.

We may also acquire properties encumbered with existing financing which cannot be immediately repaid. To the extent we cannot repay the financing that encumbers these properties within a reasonable time as determined by a majority of our independent directors, we intend to sell properties or raise equity capital to pay debt in order to maintain our all-cash status or reserve an amount of cash sufficient to repay the loan to mitigate the risks of foreclosure.

We may invest in joint venture entities that borrow funds or issue senior equity securities to acquire properties, in which case our equity interest in the joint venture would be junior to rights of the lender or preferred stockholders. In some cases, our advisor may control the joint venture.

Our charter limits our borrowings to the equivalent of 75% of our cost, before deducting depreciation or other non-cash reserves, of all our assets unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report with an explanation from our independent directors of the justification for the excess borrowing. While there is no limitation on the amount we may borrow for the purchase of any single property, we intend to repay such debt within a reasonable time or raise additional equity capital or sell properties in order to maintain our all-cash status.

Competition

We compete with a considerable number of other real estate companies seeking to acquire and lease industrial space, most of which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

We may hold interests in properties located in the same geographic locations as other entities managed by our advisor or our advisor’s affiliates. Our properties may face competition in these geographic regions from such other properties owned, operated or managed by other entities managed our advisor or our advisor’s affiliates. Our advisor or its affiliates have interests that may vary from those we may have in such geographic markets.

Government Regulations

Our company and the properties we expect to own are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Federal laws such as the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act govern such matters as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. Some of these laws and regulations impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.

Our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties. The presence of hazardous substances, or the failure to properly remediate these substances, may make it difficult or impossible to sell or rent such property.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could be substantial.

Significant Tenants

As of December 31, 2005, we have not purchased any properties, accordingly, we have no significant tenants.

Employees

We have no employees and our executive officers are all employees of our advisor’s affiliates. Substantially all of our work is performed by employees of our advisor’s affiliates.

Available Information

Information about us is available on our website (http:// www.cornerstonerealestatefunds.com). We make available, free of charge, on our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. These materials are also available at no cost in print to any person who requests it by contacting our Investor Services Department at 1920 Main Street, Suite 400, Irvine, California 92614; telephone (877) 805-3333Our filings with the SEC will be available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Room 1580, Washington D.C. Please call the SEC at (800) SEC-0330 for further information about the public reference rooms.

ITEM 1A. RISK FACTORS

General

Our lack of prior operating history makes it difficult for you to evaluate us.

We have no operating history. The past performance of other real estate investment programs sponsored by affiliates of our advisor may not be indicative of the performance we will achieve. We were formed on October 22, 2004 in order to invest primarily in investment real estate. We have no income, cash flow, funds from operations or funds from which we can make distributions to our shareholders. We have not acquired any properties. We may not be able to conduct business as we intend to.

Because there is no public trading market for our stock it will be difficult for stockholders to sell their stock. If stockholders do sell your stock, they will likely sell it at a substantial discount.

There is no current public market for our stock and there is no assurance that a public market will ever exist for our stock. Our charter contains restrictions on the ownership and transfer of our stock, and these restrictions may inhibit our stockholders’ ability to sell their stock. Our charter prevents any one person from owning more than 9.8% in number of shares or value, whichever is more restrictive, of the outstanding shares of any class or series of our stock unless exempted by our board of directors. Our charter also limits our stockholders’ ability to transfer their stock to prospective stockholders unless (i) they meet suitability standards regarding income or net worth and (ii) the transfer complies with minimum purchase requirements. We plan to adopt a stock repurchase program, but it will be limited in terms of the number of shares of stock that may be redeemed annually. Our board of directors may also limit, suspend or terminate our stock repurchase program at any time.

It may be difficult for our stockholders’ to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment is expected to be reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. If our offering expenses are higher than we anticipate, we will have a smaller amount available for investment.

Competition with third parties for properties and other investments may result in our paying higher prices for properties, or impair our ability to sell our properties for an acceptable return, which could reduce our profitability.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, banks, insurance companies, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Some of these investors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and increased prices. If competitive pressures cause us to pay higher prices for properties, our ultimate profitability may be reduced and the value of our properties may not appreciate or may decrease significantly below the amount paid for such properties. At the time we elect to dispose of one or more of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return.

If we are unable to find or experience delays in finding suitable investments, we may experience a delay in the commencement of distributions and a lower rate of return to investors.

Our ability to achieve our investment objectives and to make distributions depends upon the performance of our advisor in the acquisition and operation of our investments and upon the performance of property managers and leasing agents in the management of our properties and identification of prospective tenants. We may be delayed in making investments in properties due to delays in the sale of our stock, delays in negotiating or obtaining the necessary purchase documentation for properties, delays in locating suitable investments or other factors. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms or that our investment objectives will be achieved. We may also make other real estate investments such as investments in publicly traded REITs, mortgage funds and other entities that make real estate investments. Until we make real estate investments, we will hold the proceeds from our initial public offering in an interest-bearing account or invest the proceeds in short-term, investment-grade securities. We expect the rates of return on these short-term investments to be substantially less than the returns we make on real estate investments. If we are unable to invest the proceeds from our initial public offering in properties or other real estate investments for an extended period of time, distributions to our stockholders may be delayed and may be lower and the value of our stockholders’ investment could be reduced.

If we do not raise substantial funds, we will be limited in the number and type of investments we may make, and our performance will fluctuate with the performance of the specific properties we acquire.

Our initial public offering is being made on a “best efforts” basis and no individual, firm or corporation has agreed to purchase any of our stock. The amount of proceeds we raise in our initial public offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. In that case, the likelihood that any single property’s performance would materially reduce our overall profitability will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. In addition, any inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our net income and the distributions we make to stockholders would be reduced.

The cash distributions our stockholders receive may be less frequent or lower in amount than expected.

We expect to make distributions to our stockholders quarterly, if not more frequently. All expenses we incur in our operations are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot determine how long it may take to generate sufficient available cash flow to make distributions or that sufficient cash will be available to make distributions. We may borrow funds to enable us to make distributions. With no prior operations, we cannot predict the amount of distributions our stockholders may receive. We may be unable to pay or maintain cash distributions or increase distributions over time.

If we borrow money to meet the REIT minimum distribution requirement or for other working capital needs, our expenses will increase, our net income will be reduced by the amount of interest we pay on the money we borrow and we will be obligated to repay the money we borrow from future earnings or by selling assets, which will decrease future distributions to stockholders.

If we fail for any reason to distribute at least 90% of our REIT taxable income, then we would not qualify for the favorable tax treatment accorded to REITs. It is possible that 90% of our income would exceed the cash we have available for distributions due to, among other things, differences in timing between the actual receipt of income and actual payment of deductible expenses and the inclusion/deduction of such income/expenses when determining our taxable income, nondeductible capital expenditures, the creation of reserves, the use of cash to purchase stock under our stock repurchase program, and required debt amortization payments. We may decide to borrow funds in order to meet the REIT minimum distribution requirements even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations. Distributions made in excess of net income will constitute a return of capital to stockholders.

The inability of our advisor to retain or obtain key personnel, property managers and leasing agents could delay or hinder implementation of our investment strategies, which could impair our ability to make distributions.

Our success depends to a significant degree upon the contributions of Terry G. Roussel, the President and Chief Executive Officer of our advisor. Our advisor does not have an employment agreement with Mr. Roussel. If Mr. Roussel was to cease his affiliation with our advisor, our advisor may be unable to find a suitable replacement, and our operating results could suffer. We believe that our future success depends, in large part, upon our advisor’s, property managers’ and leasing agents’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for highly skilled personnel is intense, and our advisor and any property managers we retain may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly skilled personnel, property managers or leasing agents, our ability to implement our investment strategies could be delayed or hindered.

Conflicts of Interest

Our advisor will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could limit our investment opportunities and impair our ability to make distributions.

We rely on our advisor to identify suitable investment opportunities. We may be buying properties at the same time as other entities that are affiliated with or sponsored by our advisor. Other programs sponsored by our advisor or its affiliates also rely on our advisor for investment opportunities. Many investment opportunities would be suitable for us as well as other programs. Our advisor could direct attractive investment opportunities or tenants to other entities. Such events could result in our investing in properties that provide less attractive returns, thus reducing the level of dividends that we may be able to pay to our stockholders.

If we acquire properties from affiliates of our advisor, the price may be higher than we would pay if the transaction was the result of arm’s-length negotiations.

The prices we pay to affiliates of our advisor for our properties will be equal to the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties or if the price to us is in excess of such cost, substantial justification for such excess will exist and such excess will be reasonable and consistent with current market conditions as determined by a majority of our independent directors. Substantial justification for a higher price could result from improvements to a property by the affiliate of our advisor or increases in market value of the property during the period of time the property is owned by the affiliates of our advisor as evidenced by an appraisal of the property. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third party appraiser to determine fair market value when acquiring properties from our advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders.

We may purchase properties from persons with whom our advisor or its affiliates have prior business relationships and our advisor’s interest in preserving its relationship with these persons could result in us paying a higher price for the properties than we would otherwise pay.

We may have the opportunity to purchase properties from third parties including affiliates of our independent directors who have prior business relationships with our advisor or its affiliates. If we purchase properties from such third parties, our advisor may experience a conflict between our interests and its interest in preserving any ongoing business relationship with these sellers.

Our advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our advisor, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

We may enter into joint venture agreements with third parties (including entities that are affiliated with our advisor or our independent directors) for the acquisition or improvement of properties. Our advisor may have conflicts of interest in determining which program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Co-venturers may thus benefit to our detriment.

Our advisor and its affiliates receive commissions, fees and other compensation based upon the sale of our stock, our property acquisitions, the property we own and the sale of our properties and therefore our advisor and its affiliates may make recommendations to us that we buy, hold or sell property in order to increase their compensation. Our advisor will have considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions.

Our advisor and its affiliates receive commissions, fees and other compensation based upon the sale of our stock and based on our investments. Therefore, our advisor may recommend that we purchase properties that generate fees for our advisor, but are not necessarily the most suitable investment for our portfolio. In some instances our advisor and its affiliates may benefit by us retaining ownership of our assets, while our stockholders may be better served by sale or disposition. In other instances they may benefit by us selling the properties which may entitle our advisor to disposition fees and possible success-based sales fees. In addition, our advisor’s ability to receive asset management fees and reimbursements depends on our continued investment in properties and in other assets that generate fees to them. Therefore, the interest of our advisor and its affiliates in receiving fees may conflict with our interests.

Our advisor and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and other advisor-sponsored programs, which could result in actions that are not in the long-term best interests of our stockholders.

Our advisor and its affiliates will receive substantial fees from us. These fees could influence our advisor’s advice to us, as well as the judgment of the affiliates of our advisor who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

•      property acquisitions from other advisor-sponsored programs, which might entitle our advisor to disposition fees and possible success-based sale fees in connection with its services for the seller;

•      whether and when we seek to list our common stock on a national securities exchange or the Nasdaq National Market, which listing could entitle our advisor to a success-based listing fee but could also adversely affect its sales efforts for other programs if the price at which our stock trades is lower than the price at which we offered stock to the public; and

•      whether and when we seek to sell the company or its assets, which sale could entitle our advisor to success-based fees but could also adversely affect its sales efforts for other programs if the sales price for the company or its assets resulted in proceeds less than the amount needed to preserve our stockholders’ capital.

Considerations relating to their compensation from other programs could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to make distributions.

If the competing demands for the time of our advisor, its affiliates and our officers result in them spending insufficient time on our business, we may miss investment opportunities or have less efficient operations which could reduce our profitability and result in lower distributions to stockholders.

We do not have any employees. We rely on the employees of our advisor and its affiliates for the day-to-day operation of our business. We estimate that over the life of the company, our advisor and its affiliates will dedicate, on average, less than half of their time to our operations. The amount of time that our advisor and its affiliates spend on our business will vary from time to time and is expected to be more while we are raising money and acquiring properties. Our advisor and its affiliates, including our officers, have interests in other programs and engage in other business activities. As a result, they will have conflicts of interest in allocating their time between us and other programs and activities in which they are involved. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. We expect that as our real estate activities expand, our advisor will attempt to hire additional employees who would devote substantially all of their time to our business. There is no assurance that our advisor will devote adequate time to our business. If our advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, it may allocate less time and resources to our operations. If any of these things occur, the returns on our investments, our ability to make distributions to stockholders may suffer.

Our officers and some of our directors face conflicts of interest related to the positions they hold with our advisor and its affiliates which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.

Our executive officers and some of our directors are also officers and directors of our advisor, our dealer manager and other affiliated entities. As a result, they owe fiduciary duties to these various entities and their stockholders and members, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment, property management and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our board’s possible loyalties to existing advisor-sponsored programs (and possibly to future advisor-sponsored programs) could result in our board approving transactions that are not in our best interest and that reduce our net income and lower our distributions to stockholders.

Some of our directors are also directors of our advisor which is an affiliate of the managing member of another affiliate-sponsored program. The loyalties of those directors to the other affiliate-sponsored program may influence the judgment of our board when considering issues for us that may affect the other affiliate-sponsored program, such as the following:

•      We could enter into transactions with the other program, such as property sales or acquisitions, joint ventures or financing arrangements. Decisions of our board regarding the terms of those transactions may be influenced by our board’s loyalties to the other program.

•      A decision of our board regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with an offering of the other program.

•      A decision of our board regarding the timing of property sales could be influenced by concerns that the sales would compete with those of the other program.

•      We could also face similar conflicts and some additional conflicts if our advisor or its affiliates sponsor additional REITs, assuming some of our directors are also directors of the additional REITs.

•      Our independent directors must evaluate the performance of our advisor with respect to whether our advisor is presenting to us our fair share of investment opportunities. If our advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to other advisor-sponsored entities or if our advisor is giving preferential treatment to other advisor-sponsored entities in this regard, our independent directors may need to enforce our rights under the terms of the advisory agreement or seek a new advisor.

If our advisor is unable to adequately fund our offering and organizational activities, we may sell fewer shares in our initial public offering, we may be unable to acquire a diversified portfolio of properties, our operating expenses may be a larger percentage of our revenue and our net income may be lower.

Our advisor is newly formed, has limited capitalization, has incurred losses since its inception and is continuing to incur losses. Our advisor must raise funds through the sale of its own debt or equity securities, or obtain financial support from its affiliates or its sole member, to obtain the cash necessary to provide these advances. Our advisor’s sole member is also dependent on raising funds to provide financial support to our advisor. There can be no assurance as to the amount or timing of our advisor’s receipt of funds. If our advisor’s financial circumstances reduce the amount of funds available to us for offering and organizational activities, we may not be able to raise as much money in this offering. Cornerstone Industrial Properties, LLC, the sole member of our advisor, has limited capitalization, has incurred significant losses since its inception and is continuing to incur significant losses.

There is no separate counsel for our affiliates and us, which could result in conflicts of interest and actions not in our stockholders’ best interests.

Preston Gates & Ellis LLP is counsel both to us and to our advisor and its affiliates, including Pacific Cornerstone Capital, Inc. As discussed above, there is a possibility that the interests of the various parties may conflict. If we do not obtain separate counsel when our interests conflict with those of our advisor and its affiliates, our counsel’s loyalties to our advisor and its affiliates could interfere with its independent professional judgment in considering alternatives that we should pursue, which could result in our pursuing courses of action that are not in our stockholders’ best interests.

Risks Related to Our Corporate Structure

A limit on the percentage of our securities a person may own may discourage a takeover or business combination, which could prevent our stockholders from realizing a premium price for their stock.

In order for us to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To assure that we do not fail to qualify as a REIT under this test, our charter restricts direct or indirect ownership by one person or entity to no more than 9.8% in number of shares or value, whichever is more restrictive, of the outstanding shares of any class or series of our stock unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to our stockholders.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

The payment of the subordinated performance fee due upon termination, and the purchase of interests in our operating partnership held by our advisor and its affiliates as required in our advisory agreement, may discourage a takeover attempt that could have resulted in a premium price to our stockholders.

In the event of a merger in which we are not the surviving entity, and pursuant to which our advisory agreement is terminated, our advisor and its affiliates may require that we pay the subordinated performance fee due upon termination, and that we purchase all or a portion of the operating partnership units they hold at any time thereafter for cash, or our stock, as determined by the seller. The subordinated performance fee due upon termination ranges from a low of 5% if the sum of the appraised value of our assets minus our liabilities on the date the advisory agreement is terminated plus total dividends (other than stock dividends) paid prior to termination of the advisory agreement exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% if the sum of the appraised value of our assets minus our liabilities plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus annualized returns of 10% or more. This deterrence may limit the opportunity for stockholders to receive a premium for their stock that might otherwise exist if an investor attempted to acquire us through a merger.

Our rights to recover claims against our directors, officers, employees and other agents are limited, which could reduce our recovery against them if they are liable to us for their conduct.

Maryland law provides that a director has no liability as a director if he performs his duties in good faith, in a manner he reasonably believes to be in the best interests of the company and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter also provides that we will generally indemnify our directors, our officers, our advisor and its affiliates and their respective officers, directors, managers and employees for losses they may incur by reason of their service in those capacities unless:

•      their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty;

•      they actually received an improper personal benefit in money, property or services; or

•      in the case of any criminal proceeding, they had reasonable cause to believe that the act or omission was unlawful.

In addition to the above provisions of the Maryland General Corporation Law, our charter provides that in order for a director, an officer, our advisor or its affiliates to be exonerated from liability or receive indemnification, all of the following conditions must be met:

•      our directors, our advisor or its affiliates have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests;

•      our directors, our officers, our advisor or its affiliates were acting on our behalf or performing services for us;

•      in the case of our independent directors, the liability or loss was not the result of gross negligence or willful misconduct by the party seeking indemnification;

•      in the case of our non-independent directors, our advisor or its affiliates, the liability or loss was not the result of negligence or misconduct by the party seeking indemnification; and

•      the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

As a result, we may have more limited rights against our directors, officers, employees and other agents than might otherwise exist under common law, which could reduce our recovery from such persons if they cause us to incur losses. In addition, we may be obligated to fund the defense costs incurred by our directors (as well as by our officers, employees and agents) in some cases, which would decrease the cash otherwise available to us to make distributions to our stockholders.

Payment of fees to our advisor and its affiliates will reduce cash available for investment and distribution.

Our advisor and its affiliates will perform services for us in connection with the offer and sale of our stock, the selection and acquisition of our properties, and possibly the management and leasing of our properties. They will be paid significant fees for these services, which will reduce the amount of cash available for investment in properties and distribution to stockholders. The fees to be paid to our advisor and its affiliates were not determined on an arm’s-length basis. A third-party unaffiliated with our advisor could be willing to provide such services to us at a lower price.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders could be reduced and the value of our investments could decline.

If we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

General Risks Related to Investments in Real Estate

Economic and regulatory changes that impact the real estate market may reduce our net income and the value of our properties.

We are subject to risks related to the ownership and operation of real estate, including but not limited to:

•      worsening general or local economic conditions and financial markets could cause lower demand, tenant defaults, and reduced occupancy and rental rates, some or all of which would cause an overall decrease in revenue from rents;

•      increases in competing properties in an area which could require increased concessions to tenants and reduced rental rates;

•      increases in interest rates or unavailability of permanent mortgage funds which may render the sale of a property difficult or unattractive; and

•      changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

Some or all of the foregoing factors may affect our properties, which would reduce our net income, and our ability to make distributions to our stockholders.

Lease terminations could reduce our revenues from rents and our distributions to our stockholders.

The success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. We may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to stockholders.

Rising expenses at both the property and the company level could reduce our net income and our cash available for distribution to stockholders.

Our properties will be subject to operating risks common to real estate in general, any or all of which may reduce our net income. If any property is not substantially occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. If we are unable to lease properties on a basis requiring the tenants to pay such expenses, we would be required to pay some or all of those costs which would reduce our income and cash available for distribution to stockholders.

Costs incurred in complying with governmental laws and regulations may reduce our net income and the cash available for distributions.

Our company and the properties we expect to own are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Federal laws such as the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act govern such matters as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. The properties we acquire will be subject to the Americans with Disabilities Act of 1990 which generally requires that certain types of buildings and services be made accessible and available to people with disabilities. These laws may require us to make modifications to our properties. Some of these laws and regulations impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.

Our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties. The presence of hazardous substances, or the failure to properly remediate these substances, may make it difficult or impossible to sell or rent such property. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions.

Discovery of environmentally hazardous conditions may reduce our cash available for distribution to our stockholders.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could be substantial and reduce our ability to make distributions.

Any uninsured losses or high insurance premiums will reduce our net income and the amount of our cash distributions to stockholders.

Our advisor will attempt to obtain adequate insurance to cover significant areas of risk to us as a company and to our properties. However, there are types of losses at the property level, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sale to our stockholders may be limited.

Equity real estate investments are relatively illiquid. We will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs. When we sell any of our properties, we may not realize a gain on such sale. We may not elect to distribute any proceeds from the sale of properties to our stockholders; for example, we may use such proceeds to:

•      purchase additional properties;

•      repay debt, if any;

•      buy out interests of any co-venturers or other partners in any joint venture in which we are a party;

•      create working capital reserves; or

•      make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our remaining properties.

Our ability to sell our properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization, we may be required to hold our properties for a minimum period of time, generally four years, and comply with certain other requirements in the Internal Revenue Code.

Real estate market conditions at the time we decide to dispose of a property may be unfavorable which could reduce the price we receive for a property.

We intend to hold the properties in which we invest until we determine that selling or otherwise disposing of properties would help us to achieve our investment objectives. General economic conditions, availability of financing, interest rates and other factors, including supply and demand, all of which are beyond our control, affect the real estate market. We may be unable to sell a property for the price, on the terms, or within the time frame we want.

As part of otherwise attractive portfolios of properties, substantially all of which we can own on an all-cash basis, we may acquire some properties with existing lock-out provisions which may inhibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Loan provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to our stockholders. Loan provisions may prohibit us from reducing the outstanding indebtedness with respect to properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.

Loan provisions could impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our stock, relative to the value that would result if the loan provisions did not exist. In particular, loan provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

If we sell properties by providing financing to purchasers of our properties, distribution of net sales proceeds to our stockholders would be delayed and defaults by the purchasers could reduce our cash available for distribution to stockholders.

If we provide financing to purchasers, we will bear the risk that the purchaser may default. Purchaser defaults could reduce our cash distributions to our stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed of or completion of foreclosure proceedings.

Actions of our joint venture partners could subject us to liabilities in excess of those contemplated or prevent us from taking actions that are in the best interests of our stockholders which could result in lower investment returns to our stockholders.

We are likely to enter into joint ventures with affiliates and other third parties to acquire or improve properties. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly.

Risks Associated with Debt Financing

We may use temporary acquisition financing to acquire properties and otherwise incur other indebtedness, which will increase our expenses and could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

We may, in some instances, acquire real properties using temporary acquisition financing. This will enable us to acquire properties before we have raised offering proceeds for the entire purchase price. We plan to use subsequently raised offering proceeds to pay off the temporary acquisition financing.

We may borrow funds for operations, tenant improvements, capital improvements or for other working capital needs. We may also borrow funds to make distributions including but not limited to funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. To the extent we borrow funds, we may raise additional equity capital or sell properties to pay such debt.

If there is a shortfall between the cash flow from a property and the cash flow needed to service temporary acquisition financing on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our advisor. These or other limitations may limit our flexibility and prevent us from achieving our operating plans.

High levels of debt or increases in interest rates could increase the amount of our loan payments, reduce the cash available for distribution to stockholders and subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

Our policies do not limit us from incurring debt. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. Interest we pay could reduce cash available for distribution to stockholders. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in a loss.

Risks Associated with Being a REIT

If we fail to qualify as a REIT, we will be subjected to tax on our income and the amount of distributions we make to our stockholders will be less.

We intend to qualify as a REIT under the Internal Revenue Code. A REIT generally is not taxed at the corporate level on income it currently distributes to its stockholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we elected to be taxed as a REIT and then were to fail to qualify as a REIT in any taxable year:

•      we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;

•      we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•      we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•      we would have less cash to make distributions to our stockholders; and

•      we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

Even if we qualify and maintain our status as a REIT, we may be subject to federal and state income taxes in certain events, which would reduce our cash available for distribution to our stockholders.

Net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to pay sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce the cash available to make distributions to our stockholders.

If our operating partnership is classified as a “publicly-traded partnership” under the Internal Revenue Code, it will be subjected to tax on our income and the amount of distributions we make to our stockholders will be less.

We structured our operating partnership so that it would be classified as a partnership for federal income tax purposes. In this regard, the Internal Revenue Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Internal Revenue Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Internal Revenue Code would classify our operating partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or redemption of partnership units in our operating partnership. If the Internal Revenue Service were to assert successfully that our operating partnership is a “publicly traded partnership,” and substantially all of our operating partnership’s gross income did not consist of the specified types of passive income, the Internal Revenue Code would treat our operating partnership as an association taxable as a corporation. In such event, the character of our assets and items of gross income would change and would prevent us from qualifying and maintaining our status as a REIT. In addition, the imposition of a corporate tax on our operating partnership would reduce the amount of cash distributable to us from our operating partnership and therefore would reduce our amount of cash available to make distributions to you.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

As of December 31, 2005, we have not purchased any properties.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may become subject to legal proceeding, claims, or disputes. As of the date hereof, we are not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 20, 2005, our sole stockholder as of such date approved, by written consent, Articles of Amendment and Restatement of our Articles of Incorporation.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the period covered by this report, there was no established public trading market for our shares of common stock.

Our board of directors intends to adopt a share repurchase plan that would enable our stockholders to sell their stock to us in limited circumstances. The plan will not be adopted until the earlier of the completion of our initial public offering, which may last until September of 2007, or the receipt by us of SEC exemptive relief from rules restricting issuer purchases during distributions.

Stockholders

As of March 17, 2006, we had 58 stockholders of record.

Distributions

For the periods ended December 31, 2005 and 2004, we declared no distributions.

The declaration of distributions is at the discretion of our board of directors and our board will determine the amount of distributions on a regular basis. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant.

Following our election of REIT status for federal income tax purposes beginning for the tax year ending December 31, 2006, we would be required to distribute 90% of our REIT taxable income on an annual basis.

Recent Sales of Unregistered Sale of Securities

In connection with our incorporation, on November 9, 2004 we issued 125 shares of our common stock to Terry G. Roussel, an affiliate of our advisor, for $1,000 cash in a private offering exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

Our registration statement (SEC File No. 333-121238) for our initial public offering of up to 44,400,000 shares of our common stock at $8.00 per share and up to 11,000,000 additional shares at $7.60 per share pursuant to our distribution reinvestment plan was declared effective on September 22, 2005. The aggregate offering amount of the shares registered for sale in our initial public offering, assuming the maximum number of shares is sold, is $438,800,000. The offering commenced on January 13, 2006 and has not terminated. We had not sold any shares of common stock in our initial public offering and had not received any offering proceeds as of December 31, 2005.

From September 22, 2005 through December 31, 2005, we incurred no sales commissions or dealer manager expenses in connection with the issuance and distribution of the securities registered in our initial public offering.

ITEM 6. SELECTED FINANCIAL DATA

The following should be read with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto.

	December 31,
	2005	2004
Balance Sheet Data:
Total assets	$224,399	$1,000
Stockholders’ equity (deficit)	$(93,330)	$1,000

Operating Data:
Revenues	$—	$—
General and administrative expense	$95,134	$—
Net loss	$(94,330)	$—
Net loss per common share, basic and diluted (1)	$(755)	$—
Distributions declared	$—	$—
Distributions per common share (1)	$—	$—
Weighted average number of shares outstanding (1):
Basic and diluted	125	125

Other Data:
Cash flows used in operating activities	$(83,658)	$—
Cash flows provided by (used in) investing activities	$—	$—
Cash flows provided by financing activities	$200,000	$1,000

(1)   Net loss and distributions per share are based upon the weighted average number of shares of common stock outstanding.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

Overview

We were incorporated on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate. Since our inception through the year ended December 31, 2005, our business activity primarily consisted of our formation and the registration of our initial offering of shares to the public, which was declared effective on September 22, 2005.

As of December 31, 2005, we had not received any proceeds from our initial public offering of our common stock and had not acquired any real estate assets. Accordingly, the results of our operations for the year ended December 31, 2005 and the period from inception to December 31, 2004 are indicative of an early-stage enterprise. We have no paid employees and are externally advised and managed by Cornerstone Realty Advisors, LLC.

Election as a REIT

We intend to elect to be taxed as a REIT for the year ended December 31, 2006 under the Internal Revenue Code of 1986, as amended. If we qualify as a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements in order to avoid taxation as a regular corporation, including a requirement that they generally distribute at least 90% of their annual taxable income to their stockholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Our failure to qualify as a REIT could result in us having a significant liability for taxes.

Results of Operations

We did not commence real estate operations during the period from inception (October 22, 2004) to December 31, 2005, as we had not received and accepted the minimum subscription of $1,000,000 before the end of the period. We had no revenue or expenses during the period from inception (October 22, 2004) to December 31, 2004. Our operating results for the twelve months ended December 31, 2005 consisted primarily of general and administrative expenses associated with insurance and third party professional, legal and accounting fees related to our periodic reporting requirements under the Securities Act of 1934. General and administrative expenses were $95,134 during the year ended December 31, 2005 and consisted primarily of insurance and professional and directors fees associated with activities of our board of directors. During 2005 certain third party legal and accounting fees were incurred but are accounted for by the manager of our advisor, as deferred organization and offering expenses. These expenses will be reimbursed to our advisor from the gross proceeds of our initial public offering.

Interest income was $1,154 during the year ended December 31, 2005, which amount is primarily attributable to the increased balance of cash in an interest bearing account resulting from the investment in our operating partnership by our advisor during 2005.

As a result of the above items, net loss for the year ended December 31, 2005 was ($94,330), or ($755) per basic and diluted share compared with net income of $0 per basic and dilutive share for the period from inception through December 31, 2004.

Liquidity and Capital Resources

As of December 31, 2005, we had $117,342 in cash and cash equivalents. Our primary source of future capital is anticipated to be from the sale of common stock in our initial public offering, which commenced in January 2006. We had not received any offering proceeds as of December 31, 2005. As of March 17, 2006, we had sold 250,948 shares of common stock for gross proceeds of $$2 million,.

The primary use of cash is to fund capital investment in new acquisitions. We may also regularly require capital to invest in routine capital improvements, deferred maintenance on any properties acquired and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.

We are dependent on our advisor to fund our organization and offering activities. As of the date of this report, we are relying on our advisor because we have not raised sufficient capital to pay these expenses and because the amount we can spend on organization and offering expenses is limited by our charter. Organization and offering expenses (other than sales commissions and dealer manager fees) consist of all expenses incurred by us or on our behalf in connection with our initial public offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to: (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our advisor will advance us money for these organization and offering expenses or pay those expenses on our behalf. Our advisor will not charge us interest on these advances. We will repay these advances and reimburse our advisor for expenses paid on our behalf using the gross proceeds of our initial public offering, but in no event will we have any obligation to reimburse our advisor for these costs totaling in excess of 3.5% of the gross proceeds from our primary offering. Our advisor will pay all of our organization and offering expenses described above that are in excess this 3.5% limitation. In addition, our advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur, exceed 13.5% of the gross proceeds from our initial public offering.

Organization and offering costs incurred by our advisor as of December 31, 2005, but not reflected in our consolidated financial statements, were $1.5 million which includes approximately $110,000 of organizational costs which will be expensed as incurred and approximately $1,390,000 of offering costs which will reduce the net proceeds of our offering. These costs are not recorded in our accompanying consolidated financial statements because we had not raised the $1,000,000 minimum offering amount as of December 31, 2005 and therefore we were not obligated to reimburse the advisor for organization and offering expenses as of such date. We raised the minimum offering amount and closed escrow in February 2006. Because our obligation to reimburse our advisor is limited as a percentage of the gross offering proceeds that we raise, the amount of such costs in excess of these limitations is not a liability of the company. Costs currently in excess of these limitations may become a liability of the company in the future as the amount of our gross offering proceeds increases, which would result in a corresponding increase in the dollar amount of the limitation, thereby creating a reimbursement obligation on our part. When recorded by the company, organizational costs will be expensed as incurred, and offering costs will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the advisor from the gross proceeds of our initial public offering.

We will not rely on advances from our advisor to acquire properties but our advisor and its affiliates may loan funds to special purposes entities that may acquire properties on our behalf pending our raising sufficient proceeds from our initial public offering to purchase the properties from the special purpose entity.

Our advisor is newly formed, has limited capitalization, has incurred losses since its inception and is continuing to incur significant losses. Our advisor must obtain financial support from its affiliates or sole member or raise funds through the sale of its own debt or equity securities to obtain the cash necessary to provide these advances. There can be no assurance as to the amount or timing of our advisor’s receipt of funds. Adverse changes in the financial condition of our advisor could adversely affect us. If our advisor’s financial condition affects the amount of funds available to us for offering and organizational activities, our ability to raise funds in our initial public offering could be adversely affected. Cornerstone Industrial Properties, LLC, the sole member of our advisor, has limited capitalization, has incurred significant losses since its inception and is continuing to incur significant losses.

We will require funds for property acquisitions, either directly or through investment interests, for paying operating expenses and distributions, and for paying interest on our outstanding indebtedness, if any. Generally, cash from operations will be used to pay for items other than property acquisitions, and the proceeds from the public offerings of our stock and debt financings, if any, will be used to fund property acquisitions.

We intend to own our properties all-cash, with no permanent financing by paying the entire purchase price of each property in cash, or with our equity securities, or equity securities of our operating partnership, or a combination thereof. During the offering period, we may use temporary debt financing to facilitate our acquisitions of properties in anticipation of receipt of offering proceeds. We will endeavor to repay any temporary acquisition debt financing promptly upon receipt of proceeds in our initial public offering. To the extent sufficient proceeds from our offering are unavailable to repay such debt financing within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties all-cash with no permanent financing. In the event that our initial public offering is not fully sold, our ability to diversify our investments may be diminished.

At certain times during our initial public offering, there may be a delay between the sale of our stock and our purchase of properties, which could result in a delay in our stockholders receiving distributions generated from our investment operations. To avoid this delay, we may arrange interim bridge financing to facilitate acquisitions.

During the period between the execution of the purchase contract and the satisfaction of any closing conditions, such as completion of financing arrangements, if any, review of the title insurance commitment, an appraisal, an environmental analysis and other due diligence, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities. Such investments may include, for example, investments in marketable securities of publicly traded REITs, certificates of deposit and interest-bearing bank deposits.

Potential future sources of capital include proceeds from future equity offerings, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital at the discretion of our board of directors.

Other Liquidity Needs

REIT Requirements

As of December 31, 2005, we have not elected to qualify as a REIT for federal income tax purposes, and accordingly, we are not required to make distributions of 90% of our REIT taxable income. In future periods, following our election to qualify as a REIT for federal income tax purposes, the amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deem relevant. We have not made distributions during the year ended December 31, 2005 or during the period from inception through December 31, 2004.

Property Acquisitions

We expect to purchase properties and have expenditures for capital improvements, tenant improvements and lease commissions in the next twelve months, however, those amounts cannot be estimated at this time. We cannot assure, however, that we will have sufficient funds to make any acquisitions or related capital expenditures at all.

Debt Service Requirements

As of December 31, 2005, we were not subject to any long term debt arrangements nor did we have commitments from any financial institutions to provide debt financing to us.

Contractual Obligations

None.

Currently, we are not considering any specific potential property acquisitions.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources other than organizational and offering costs which are described above.

Inflation

Although the real estate market has not been affected significantly by inflation in the recent past due to the relatively low inflation rate, we expect that the majority of our tenant leases will include provisions that would protect us to some extent from the impact of inflation. Where possible, our leases will include provisions for rent escalations and partial reimbursement to us of expenses. Our ability to include provisions in the leases that protect us against inflation is subject to competitive conditions that vary from market to market.

Subsequent Events

In January 2006, we began selling shares of our common stock through our affiliated dealer manager, Pacific Cornerstone Capital, Inc. On February 28, 2006 offering proceeds exceeded the $1,000,000 offering minimum. The number of shares of Cornerstone Core Properties, REIT, Inc. sold as of March 17, 2006 totaled 250,948, for aggregate gross proceeds of $2 million.

On January 16, 2006 we dismissed BDO Seidman, LLP and appointed Deloitte & Touche LLP as our independent registered public accounting firm.

Potential Property Acquisitions

We currently are not considering any specific potential property acquisitions.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to real estate purchase price allocation, evaluation of possible impairment of real property assets, revenue recognition and valuation of receivables, and income taxes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Real Estate Purchase Price Allocation

We will account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”). Upon acquisition of a property, we will allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases. We will allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases will be valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term.

The purchase price will be allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease and the our overall relationship with the respective tenant. The value of acquired above and below market leases will be amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our consolidated statements of operations. The value of in-place lease intangibles, which will be included as a component of other assets, will be amortized to expense over the remaining lease term of the respective lease. If a lease is terminated prior to expiration, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases and the in-place lease value will be immediately charged to expense.

Evaluation of Possible Impairment of Real Property Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of the our real estate assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, we will assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate assets to the fair value and recognize an impairment loss.

Projections of expected future cash flows require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. The use of certain assumptions in the future cash flows analysis would result in an incorrect assessment of the property’s future cash flows and fair value and could result in the overstatement of the carrying value of our real estate assets and net income if those assumptions ultimately prove to be incorrect.

Revenue Recognition and Valuation of Receivables

Our revenues, which will be comprised largely of rental income, will include rents reported on a straight-line basis over the initial term of the lease. Since our leases may provide for rental increases at specified intervals, we will be required to straight-line the recognition of revenue, which will result in the recording of a receivable for rent not yet due under the lease terms. Accordingly, our management will be required to determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. Management will review unbilled rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we will record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable.

Income Taxes

We expect to make an election to be taxed as a REIT for federal income tax purposes beginning with its taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT, beginning with our taxable year ending December 31, 2006, and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT in subsequent tax years for federal income tax purposes.

Recently Issued Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-05”) which provides guidance on when a sole general partner should consolidate a limited partnership. A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership. The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership. Other substantive participating rights by the limited partners may also overcome the control presumption. This consensus is effective for general partners of all newly formed limited partnerships and existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, this consensus would be effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not expect EITF 04-05 to have a significant impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47). FIN 47 is an interpretation of SFAS No. 143, Asset Retirement Obligations, which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005 for the Company. The Company does not expect the adoption of FIN 47 to have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our cash and cash equivalents in an FDIC insured savings account which, by its nature, is subject to interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits, Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

BDO Seidman, LLP, the registrant’s independent registered public accounting firm, was dismissed on January 16, 2006. The registrant was formed on October 22, 2004. The reports of BDO Seidman, LLP on the registrant’s financial statements since inception did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the period from registrant’s inception through such dismissal, there were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the same period, there have been no reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On January 16, 2006, the registrant engaged Deloitte & Touche LLP as its new independent registered public accounting firm. The decision to change accountants was recommended by the audit committee of the board of directors of the registrant and approved by the board of directors.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002. The efficacy of the steps we have taken to date and steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by management and by our auditors. We anticipate that additional changes may be made to our internal controls and procedures. Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the period quarter ended December 31,2005 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Subject to the limitations notes above, our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on this evaluation, the chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at a reasonable assurance level.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and biographical descriptions set forth information with respect to our executive officers and directors. Our directors serve for a term of one year or until their successors are duly elected and qualified. Our executive officers serve at the pleasure of our board of directors and have no fixed term of office.

Name	Age	Position	Term of Office
Terry G. Roussel	52	President, Chief Executive Officer and Director	Since 2004
Paul Danchik	54	Director	Since 2005
Joseph H. Holland	47	Director	Since 2005
Daniel L. Johnson	49	Director	Since 2005
Lee Powell Stedman	51	Director	Since 2005
Sharon C. Kaiser	61	Chief Financial Officer	Since 2005
Dominic J. Petrucci	40	Chief Operating Officer	Since 2005
Robert C. Peterson	46	Chief Investment Officer	Since 2005
Alfred J. Pizzurro	49	Senior Vice President and Secretary	Since 2005

There are no family relationships between any directors, executive officers, or managers.

Executive Officers and Directors

Terry G. Roussel is one of the founding stockholders of the Cornerstone-related entities that commenced operations in 1989. Mr. Roussel has been our President and Chief Executive Officer and a director since 2004 and is the promoter of the company by initiating the founding and organizing of our business. Mr. Roussel is the Chief Executive Officer and a Director of Cornerstone Realty Advisors, LLC, our Advisor. Mr. Roussel is also the President, Chief Executive Officer, a Director and the majority shareholder of Cornerstone Ventures, Inc., an affiliate of our advisor. Mr. Roussel is also a principal and the majority shareholder of Pacific Cornerstone Capital, Inc., the dealer-manager for this offering. Under Mr. Roussel’s direction, Cornerstone and its affiliates formed nine separate real estate investment funds and joint ventures. In 1993, Cornerstone and its affiliates became managing joint venture partner with Koll Capital Markets Group, Inc., a wholly owned subsidiary of Koll Management Services, Inc. (now owned by CB Richard Ellis).

As managing partner of the above-described funds and joint ventures, Cornerstone and its affiliates were responsible for the acquisition, operation, leasing, and disposition of all jointly owned properties between Cornerstone and Koll. In connection with acquiring properties for the account of these joint ventures, Mr. Roussel personally supervised the acquisition of each property, initiated and directed the business plan for each property, and arranged debt and equity financing for the acquisition of each property.

In 1985, Mr. Roussel started the Special Investments Group, a new division within Bank of America’s Capital Markets Group which provided real estate investment opportunities to the bank’s wealthiest private banking clients. Between 1980 and 1985, Mr. Roussel was employed by Bateman Eichler, Hill Richards, Inc., a regional securities firm headquartered in Los Angeles, California. In this capacity, Mr. Roussel was promoted to First Vice President and Manager of the partnership finance department where he was responsible for the due diligence and marketing of all publicly registered real estate funds offered by the firm.

Mr. Roussel graduated with honors from California State University at Fullerton in 1976 with a B.A. in Business Administration with a concentration in Accounting. Subsequent to graduation, Mr. Roussel joined the accounting firm of Arthur Andersen & Co. as an auditor and later transferred to the tax department of Arthur Young & Co., the predecessor firm to Ernst & Young. Mr. Roussel became a Certified Public Accountant in 1979.

Sharon C. Kaiser joined Cornerstone in July 2005 as our Chief Financial Officer and in August 2005, she became the Chief Financial Officer of our advisor. Ms. Kaiser is responsible for our finance and accounting, MIS, human resources and administrative functions.

Prior to joining Cornerstone, Ms. Kaiser was Director of Financial Operations for Westfield America, Inc., an owner, manager and developer of regional shopping centers with approximately $9 billion in assets and the American subsidiary of one of the largest listed retail REITs in the world with approximately $25 billion in assets. From 1999 to 2002, Ms. Kaiser served as Chief Financial Officer of The StayWell Company, a subsidiary of Vivendi Universal, and from 1995 to 1999, she served as Chief Financial Officer and Senior Vice President of HemaCare Corporation, a publicly-traded biomedical company. Her responsibilities included financial accounting and reporting, information technology, investor relations and human resources, as well as strategic planning and acquisition due diligence and integration.

Before joining HemaCare Corporation, Ms. Kaiser served as the Chief Financial Officer of a publicly-traded (AMEX) REIT sponsored by The Koll Company. She started her career with Arthur Andersen and Co., leaving as a senior manager.

Ms. Kaiser holds a Bachelor of Science degree in Business Administration from the University of Southern California and has been a Certified Public Accountant since 1981.

Dominic J. Petrucci has been our Chief Operating Officer since 2004 and is also the Chief Operating Officer of our advisor and Cornerstone Ventures, Inc. Mr. Petrucci is responsible for overseeing all our operations.

Prior to joining Cornerstone Ventures in 2002, Mr. Petrucci served since 1998 as Division President of Koll Development Company. In this capacity he managed the commercial real estate development activities for a 2.8 million square foot portfolio. Mr. Petrucci’s responsibilities included business development, divisional oversight of operations and administration, and participation on Koll Development Company’s Executive Committee and Investment Committee.

Mr. Petrucci was a Vice President for Kitchell Development Company and Kitchell Corporation from 1996 to 1998. As Vice President for Kitchell Development Company, he oversaw Kitchell’s real estate development operations throughout the western United States. As Vice President — Finance for Kitchell Corporation, Mr. Petrucci provided total financial oversight of their domestic and international construction activities and managed the property management, financial services, human resources, and risk management departments for Kitchell ($300 million annual revenues).

From 1990 until early 1996, Mr. Petrucci worked with the Koll organization in various capacities. He was Chief Financial Officer and Corporate Secretary for Koll Construction, Vice President — Finance for Koll International, and Group Controller for Koll Development. In his capacities with Kitchell and Koll, Mr. Petrucci was involved in the origination and restructuring of nearly $1 billion in debt and equity investments in addition to participation in the marketing and selling of nearly $300 million of property.

Mr. Petrucci began his career in the real estate group at KPMG Peat Marwick in Los Angeles where he earned a Certified Public Accountant designation. Mr. Petrucci earned his Bachelor of Science degree in Commerce, with an accounting major from Rider University in Lawrenceville, New Jersey.

Robert C. Peterson has been our Chief Investment Officer since 2004 and is also the Chief Investment Officer and a Director of our advisor. Mr. Peterson was previously Executive Vice President of Acquisitions and Dispositions for Koll Bren Schreiber Realty Advisors (“KBS”). KBS is one of the largest institutional real estate fund managers in the United States. KBS has acquired over $5 billion of commercial real estate on behalf of many of the largest private and public institutional investors in the United States. In his capacity, Mr. Peterson was the individual responsible for identifying, underwriting, acquiring and disposing of real estate opportunities in the western half of the United States for KBS. Mr. Peterson was with KBS since its inception in 1992 until 2003.

From 1990 to 1992, he was an officer of Koll Management Services, Inc. (“Koll”), one of the largest managers and operators of commercial real estate in the United States. Mr. Peterson was instrumental in the formation of both the first joint venture between Koll and Cornerstone in 1993 and the second joint venture between Koll and Cornerstone in 1995.

Mr. Peterson has 24 years of real estate investment experience, including a diverse background in acquisitions, financing, and leasing through previous affiliations with Koll Management Services, Meyer Real Estate Advisors, VMS Realty, Inc. and Peat Marwick in Chicago.

Mr. Peterson earned a Certified Public Accountant (CPA) designation and is a Certified Commercial Investment Member (CCIM), Certified Property Manager (CPM) and a licensed Real Estate Broker in the state of California. Mr. Peterson also holds a Bachelor’s Degree in Accounting from the University of Illinois.

Alfred J. Pizzurro has been our Senior Vice President and Secretary since 2004. Mr. Pizzurro is also a Senior Vice President and Director of our advisor and a Senior Vice President, a Director and a principal of Cornerstone Ventures, Inc. and Pacific Cornerstone Capital, Inc., the dealer manager for this offering. Mr. Pizzurro joined Cornerstone Ventures, Inc. in April 1998 and has been the individual primarily responsible for Cornerstone Venture’s marketing and new business development activities since that time.

Between 1993 and 1998, Mr. Pizzurro was responsible for business development both domestically and internationally for The Joseph Company, a research and development company. From 1986 to 1992, he was the Director of Marketing for a regional real estate company. Mr. Pizzurro served as a helicopter pilot in the United States Marine Corps between 1979 and 1986 where he attained the rank of Captain.

Mr. Pizzurro received his Bachelor of Science Degree in Communications from Clarion University in 1978.

Paul Danchik retired in 2003 as Senior Vice President of Warner Media Services, a division of Time Warner Inc. Mr. Danchik was a member of the Executive Management Team of Warner Media Services and was responsible for their Consumer Products Business unit. Mr. Danchik began his career with Ivy Hill Packaging in 1973 which was acquired by Time Warner, Inc. in 1989. Mr. Danchik also serves as a director of Acres of Love, a non-profit organization currently operating eight homes licensed in the Republic of South Africa for care of abandoned children living with or affected by HIV/ AIDS. Mr. Danchik earned a Bachelor of Science Degree in Business Administration from the University of LaVerne.

Joseph H. Holland is a Director of Cornerstone Realty Advisors, LLC. Mr. Holland is currently the managing member of Uptown Partners, LLC, a real estate group developing market-rate, multi-family housing in New York City. He is also of counsel with the law firm of Van Lierop, Burns & Bassett, where he handles a wide-ranging real estate law practice focused on the development of affordable housing projects in the New York City metropolitan area. Mr. Holland is Director, New York State Urban Development Corporation, gubernatorial appointee since 2000, Director, Municipal Assistance Corporation of the City of New York, gubernatorial appointee since 1998 and a Member, Board of Trustees, Cornell University since 1998.

Mr. Holland is the former Commissioner of the New York State Division of Housing and Community Renewal. In this capacity, Mr. Holland headed the New York State Agency with more than two thousand employees. Mr. Holland was responsible for administering programs in the areas of community development, supervision of State-assisted housing developments and rent regulation in New York City and other municipalities. Mr. Holland held this position between 1995 and 1996. Between 1985 and 1987, Mr. Holland was Chief Counsel for the New York Standing Committee on Housing and Community Development. Mr. Holland is the 1991 recipient of the Volunteer Action Award, presented by President George Bush and the 1991 Entrepreneur of the Year Award, presented by New York Mayor David Dinkins.

Mr. Holland is a 1982 Graduate of Harvard Law School. Mr. Holland received his Bachelor of Arts Degree from Cornell University in 1978 and his Master of Arts Degree from Cornell University in 1979 where his fields of concentration were U.S. Diplomatic History and African-American History.

Daniel L. Johnson is a founder and since 2003 has been the Senior Vice President of Sales for InfoSpan, Inc., a developer and operator of customer interaction centers for United States based corporations with operations in Latin America. From 2000 to 2003, Mr. Johnson was the President of Rutilus Software, Inc. a developer of disk-based storage software. Prior to 2000, Mr. Johnson spent fourteen years with Toshiba America where he was Vice President of OEM Sales. In this capacity he was responsible for worldwide sales for products within his Division of Toshiba America. Mr. Johnson holds a Bachelor’s degree from Southern Illinois University.

Lee Powell Stedman is the founder and Chief Executive Officer of Realty Development Advisors, LLC (“RDA”) which he formed in 1996. RDA is a full service commercial real estate company specializing in development, leasing and real estate consulting. Since 1995, Mr. Stedman has been involved in the development, financing and leasing of twenty-two commercial properties in five states. Prior thereto, Mr. Stedman was employed in the real estate acquisition department of a real estate firm and was Manager, REO/ Commercial Sales Specialist for the Resolution Trust Corporation. Mr. Stedman received his Bachelor of Science Degree from the University of Minnesota.

Code of Business Conduct and Ethics

We do not have an audit committee financial expert. Because we are not exchange listed, we are not required to have one.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all of our directors and officers. We have filed the Code of Business Conduct and Ethics as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

We have no employees and our executive officers are all employees of our advisor and/or its affiliates. These executive officers are compensated by our advisor and/or its affiliates and will not receive any compensation from us for their services. See Item 13 below for discussion of the fees paid by us to our advisor and its affiliates.

Director Compensation

We pay each of our directors who are not employees of our advisor or its affiliates for attending board and committee meetings as follows:

•      $3,000 per regularly scheduled board meeting attended in person or by teleconference;

•      $1,000 per regularly scheduled committee meeting attended in person or by teleconference ($1,500 for the audit committee chairperson and $1,250 for other committee chairpersons); and

•      $750 per special board meeting attended, whether held in person or by teleconference.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committees.

In addition, we will issue stock options to the directors pursuant to our Employee and Director Incentive Stock Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of March 17, 2006, the number and percentage of shares of our common stock owned by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (2) our chief executive officer, (3) each director and (4) all directors and executive officers as a group.

Name	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Terry G. Roussel, President, Chief Executive Officer and Director	125		*
Paul Danchik, Director	-0	-	*
Joseph H. Holland, Director	-0	-	*
Daniel L. Johnson, Director	-0	-	*
Lee Powell Stedman, Director	-0	-	*

All Named Executive Officers and Directors as a Group	125		*

* Represents less than 1% of the outstanding common stock.

Equity Compensation Plan Information

Our equity compensation plan information as of December 31, 2005 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	—	—	See footnote (1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	See footnote (1)

(1)   Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to ten percent (10%) of our outstanding common stock. The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000. As of December 31, 2005, there were only 125 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We will incur substantial fees and expenses in our organization and offering stage, our acquisition and operating stage and our property disposition stage. In most cases, these fees and expenses will be paid to our advisor or its affiliates, including our dealer manager for our initial public offering.

All of the membership interests in our advisor, Cornerstone Realty Advisors, LLC, are owned by Cornerstone Industrial Properties, LLC, which also serves as the managing member of our advisor. Cornerstone Ventures, Inc. is the managing member of Cornerstone Industrial Properties, LLC. Terry G. Roussel, our Chairman, Chief Executive Officer and President, is the Chief Executive Officer and a Director of our advisor, as well as the President, Chief Executive Officer, a Director and the majority shareholder of Cornerstone Ventures, Inc. Mr. Roussel is also a principal and the majority shareholder of Pacific Cornerstone Capital, Inc., the dealer-manager for our initial public offering. Alfred J. Pizzurro, our Senior Vice President and Secretary is also a shareholder of Pacific Cornerstone Capital, Inc. and Cornerstone Ventures, Inc. We will pay fees to our advisor for services provided to us pursuant to an advisory agreement and will pay fees and commissions to Pacific Cornerstone Capital, Inc. the dealer-manager for our initial public offering pursuant to a Dealer Manager Agreement. The advisory agreement and dealer manager agreement are included as exhibits to this report. The fees that we will pay to our advisory and dealer manager are summarized below.

Offering Stage

•      Sales commissions (payable to our dealer manager) up to 7% of gross offering proceeds from our primary offering, some or all of which may be re-allowed to participating brokers.

•      Dealer manager fees (payable to our dealer manager) up to 3% of gross offering proceeds from our primary offering, some or all of which may be re-allowed to participating brokers.

•      Reimbursements to our advisor or its affiliates for organization and offering expenses (including bona fide due diligence expenses) expected to average between 2% and 3% of gross offering proceeds from our initial public offering, but which could be as much as 3.5%.

Acquisition and Operating Stage

•      Property acquisition fees (payable to our advisor or its affiliates) equal to 2% of gross offering proceeds from our primary offering.

•      Reimbursement of acquisition expenses to our advisor and its affiliates.

•      Monthly asset management fees (payable to our advisor) equal to one-twelfth of 1% of the book values of our assets invested, directly or indirectly, in real estate before non-cash reserves, plus direct and indirect costs and expenses incurred by our advisor in providing asset management services.

•      Reimbursement of operating expenses including our advisor’s direct and indirect cost of providing administrative services.

Listing/ Liquidation Stage

•      Property disposition fees (payable to our advisor or its affiliates), if our advisor or its affiliates perform substantial services in connection with property sales, up to 3% of the price of the properties sold.

•      After stockholders have received cumulative distributions equal to $8 per share (less any returns of capital) plus cumulative, non-compounded annual returns on net invested capital, our advisor will be paid a subordinated participation in net sale proceeds ranging from a low of 5% of net sales provided investors have earned annualized returns of 6% to a high of 15% of net sales proceeds if investors have earned annualized returns of 10% or more.

•      Upon termination of the advisory agreement, our advisor will receive the subordinated performance fee due upon termination. This fee ranges from a low of 5% of the amount by which the sum of the appraised value of our assets minus our liabilities on the date the advisory agreement is terminated plus total dividends (other than stock dividends) paid prior to termination of the advisory agreement exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the appraised value of our assets minus our liabilities plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus annualized returns of 10% or more.

•      In the event we list our stock for trading, our advisor will receive a subordinated incentive listing fee instead of a subordinated participation in net sales proceeds. This fee ranges from a low of 5% of the amount by which the market value of our common stock plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the market value of our stock plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus annualized returns of 10% or more.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO Seidman, LLP served as our independent registered public accounting firm from inception until they were dismissed by us on January 16, 2006. Deloitte and Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”), has served as our independent registered public accounting firm from January 16, 2006 and has audited our financial statements for the years ended December 31, 2005 and 2004.

The following table lists the fees for services rendered by the independent registered public accounting firms for 2005 and 2004:

Services	2005	2004
Audit Fees (1)	$45,300	$—
Audit-Related Fees (2)	56,300	88,933
Tax Fees (3)
All Other Fees
Total	$101,638	$88,933

(1)   Audit fees billed in 2005 and 2004 consisted of the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC. These amounts include fees paid by our advisor and its affiliates for costs in connections with our initial public offering that are not included within our consolidated financial statements, as they are subject to the accounting policy described under Organizational and Offering Costs in the notes to the financial statements.

(2)   Audit-related fees billed in 2005 and 2004 consisted of financial accounting and reporting consultations.

(3)   Tax services billed in 2005 and 2004 consisted of tax compliance and tax planning and advice.

The Audit Committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minims exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC which are approved by the Audit Committee prior to the completion of the audit.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The financial statements are contained on pages F-2 through F-14of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(2) Financial Statement Schedules

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cornerstone Core Properties REIT, Inc.

We have audited the accompanying consolidated balance sheets of Cornerstone Core Properties REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder’s (deficit) equity and cash flows for the year ended December 31, 2005 and for the period from October 22, 2004 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2005 and 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Core Properties REIT, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and the period from October 22, 2004 (date of inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 24, 2006

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$117,342	$1,000
Accounts receivable from related parties	14,500	—
Prepaids and other assets	92,557	—
Total assets	$224,399	$1,000

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Liabilities:
Accounts payable and accrued liabilities	$113,592	$—
Accounts payable to related parties	3,787	—
Total liabilities	117,379	—
Minority interest	200,350	—
Commitments and contingencies (Note 8)
Stockholder’s (deficit) equity:
Common stock, $.01 par value; 290,000,000 shares authorized; 125 shares issued and outstanding at December 31, 2005 and 2004	—	—
Additional paid-in capital	1,000	1,000
Accumulated deficit	(94,330)	—
Total stockholder’s (deficit) equity	(93,330)	1,000
Total liabilities and stockholder’s (deficit) equity	$224,399	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2005 and Period From October 22, 2004 (date of inception) to
December 31, 2004

	2005	2004
Expenses:
General and administrative	$95,134	$—
Operating loss	(95,134)	—
Other income:
Interest and dividend income	1,154	—
Loss before minority interest	(93,980)	—
Minority interest	(350)	—
Net loss	$(94,330)	$—

Loss per share - basic and diluted	$(755)	$—
Weighted average number of common shares outstanding - basic and diluted	125	125

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIT) EQUITY

For the Year Ended December 31, 2005 and Period From October 22, 2004 (date of inception) to December 31, 2004

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE – Octover 22, 2004 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock	125	—	1,000	—	1,000
BALANCE – December 31, 2004	125	—	1,000	—	1,000
Net loss	—	—	—	(94,330)	(94,330)
BALANCE – December 31, 2005	125	$—	$1,000	$(94,330)	$(93,330)

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	October 22, 2004 (date of inception) Through December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(94,330)	$—
Adjustments to reconcile net loss to net cash used in operating activities
Minority interest expense	350
Change in operating assets and liabilities:
Accounts receivable from related parties	(14,500)	—
Prepaids and other assets	(92,557)	—
Accounts payable and accrued expenses	113,592	—
Accounts payable to related parties	3,787	—
Net cash used in operating activities	(83,658)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	—	1,000
Minority interest contribution	200,000	—
Net cash provided by financing activities	200,000	1,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	116,342	1,000
CASH AND CASH EQUIVALENTS – beginning of period	1,000	—
CASH AND CASH EQUIVALENTS – end of period	$117,342	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2005 and Period From October 22, 2004 (date of inception)  To
December 31, 2004

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

On November 9, 2004, the sole stockholder, Terry G. Roussel, an affiliate of the advisor, purchased 125 shares of common stock for $1,000 and became the initial stockholder of the Company. The Company’s articles of incorporation authorize 290,000,000 shares of common stock with a par value of $.001 and 10,000,000 shares of preferred stock with a par value of $.001. On September 22, 2005, the Company commenced a public offering, on a best efforts basis, of a minimum of 125,000 (the “Minimum Number of Shares”) and a maximum of 55,400,000 shares of common stock, consisting of 44,400,000 shares for sale to the public (the Primary Offering”) and 11,000,000 shares for sale pursuant to the Company’s dividend reinvestment plan (collectively, the “Offering”). The Company has retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the advisor, to serve as the dealer manager for the Offering. PCC is responsible for marketing the Company’s shares being offered pursuant to the Offering. As of March 17, 2006, a total of 250,948 shares of our common stock had been sold for aggregate gross proceeds of $2 million. through our affiliated dealer manager. On February 28, 2006 Offering proceeds exceeded the $1,000,000 offering minimum and the proceeds were released to the Company from escrow. The Company intends to invest the net proceeds from the Offering primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States. As of December 31, 2005, the Company has neither purchased nor contracted to purchase any properties, nor has the advisor identified any properties in which there is a reasonable probability that the Company will invest.

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

2.     Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such financial statements and accompanying notes are the representations of our management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

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

Income Taxes

The Company expects to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and expects to be taxed as such beginning with its taxable year ending December 31, 2006. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

During the year ended December 31, 2005, the Company generated a deferred tax asset of approximately $20,300. Because the Company intends to qualify as a REIT in 2006 which would not allow for the realization of the deferred tax asset, a valuation allowance of a like amount was recorded.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At December 31, 2005, we had cash accounts in excess of FDIC insured limits.

Fair Value of Financial Instruments

The SFAS No. 107, Disclosures About Fair Value of Financial Instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques such as discounted cash flow analysis. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

The Company’s consolidated balance sheets include the following financial instruments: cash and cash equivalents, amounts due from affiliate, accounts payable and accrued expenses. The Company considers the carrying values of cash and cash equivalents, due from affiliate, accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization.

Per Share Data

The Company reports earnings per share pursuant to SFAS No. 128, “Earnings Per Share.” Basic earnings per share attributable for all periods presented are computed by dividing the net loss by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of shares and all potentially dilutive securities, if any. Currently, the Company has no potentially dilutive securities.

Net loss per share is calculated as follows:

	Year Ended December 31, 2005	Inception Through December 31, 2004
Net loss	$(94,330)	$—
Net loss per share — basic and diluted	$(755)	$—
Weighted average number of shares outstanding — basic and diluted	125	125

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could materially differ from those estimates.

Stock Options

The Company has not issued any options under the Plan as of December 31, 2005.

Recently Issued Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-05”) which provides guidance on when a sole general partner should consolidate a limited partnership. A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership. The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership. Other substantive participating rights by the limited partners may also overcome the control presumption. This consensus is effective for general partners of all newly formed limited partnerships and existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, this consensus would be effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not expect EITF 04-05 to have a significant impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47). FIN 47 is an interpretation of SFAS No. 143, Asset Retirement Obligations, which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005 for the Company. The Company does not expect the adoption of FIN 47 to have a material impact on its financial statements.

3.     Accounts Receivable From and Accounts Payable to Related Party

Accounts receivable from related parties results from payments made by the Company for services received that were accounted for as deferred organization and offering costs by an affiliate of the Advisor. Accordingly, these amounts paid for by the Company are to be reimbursed by the Advisor’s affiliate for the outstanding balance of $14,500 as of December 31, 2005.

Accounts payable to related parties results from payments made by an affiliate of the Advisor for services received that related to operating expenses of the Company. Accordingly, the Company shall reimburse its Advisor’s affiliate for the outstanding balance of $3,787 as of December 31, 2005.

4.     Prepaids and Other Assets

Other assets consisted of prepaid insurance expense of $92,557, as of December 31, 2005.

5.     Minority Interests

Minority interests relate to our advisor’s equity interest in the earnings/losses of the Operating Partnership.

6.     Stockholders’ Equity

Common Stock

The Company’s articles of incorporation authorize 290,000,000 additional shares of common stock with a par value of $.001 and 10,000,000 shares of preferred stock with a par value of $.001. As of December 31, 2005, we have issued 125 shares of common stock for a total of $1,000 to Terry G. Roussel, an affiliate of the advisor.

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan that will allow its stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s common stock. The Company has registered 11,000,000 shares of its common stock for sale pursuant to the dividend reinvestment plan. The purchase price per share is to be 95% of the price paid by the purchaser for the Company’s common stock, but not less than $7.60 per share. The Company may amend or terminate the dividend reinvestment plan for any reason at any time upon 10 days prior written notice to participants.

Employee and Director Incentive Stock Plan

The Company has adopted an Employee and Director Incentive Stock Plan (“the Plan”) which provides for the grant of awards to the Company’s directors and full-time employees, directors and full-time employees of the advisor, entities and full-time employees of entities that provide services to the Company, and certain consultants to the Company and to the advisor or to entities that provide services to the Company. Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and dividend equivalent rights. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of the Company’s outstanding shares of stock at any time. No awards have been granted under the Plan.

7.     Related Party Transactions

Our company has no employees. Our advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. The Company has an advisory agreement with the advisor and a dealer manager agreement with PCC which entitle the advisor and PCC to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate projects, among other services, as well as reimbursement for organizational and offering costs incurred by the advisor and PCC on behalf of the Company and reimbursement of certain costs and expenses incurred by the advisor in providing services to the Company.

Advisory Agreement

Under the terms of the advisory agreement, our advisor will use commercially reasonable efforts to present to us investment opportunities to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors. The advisory agreement calls for our advisor to provide for our day-to-day management and to retain property managers and leasing agents, subject to the authority of our board of directors, and to perform other duties.

The fees and expense reimbursements payable to our advisor under the advisory agreement are described below.

Organizational and Offering Costs. Organizational and offering costs of the Offering are being paid by the advisor on behalf of the Company and will be reimbursed to the advisor from the proceeds of the Offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. In no event will the Company have any obligation to reimburse the advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering. As of December 31, 2005 and 2004, the advisor and its affiliates had incurred on behalf of the Company organizational and offering costs of approximately $1.5 million (unaudited) and $1.0 million (unaudited), respectively. The $1.5 million at December 31, 2005 includes approximately $110,000 of organizational costs which will be expensed as incurred and approximately $1,390,000 of offering costs which will reduce net proceeds of our offering. These costs are not recorded in the accompanying consolidated financial statements because the Company had not raised the $1,000,000 minimum offering amount as of December 31, 2005 and therefore the Company was not obligated to reimburse the advisor for organization and offering expenses as of such date. The Company raised the minimum offering amount and closed escrow in February 2006. Because the Company’s obligation to reimburse our advisor is limited as a percentage of the gross offering proceeds raise by the Company, the amount of such costs in excess of these limitations is not a liability of the Company. Costs currently in excess of these limitations may become a liability of the Company in the future as the amount of the Company’s gross offering proceeds increases, which would result in a corresponding increase in the dollar amount of the limitation, thereby creating a reimbursement obligation on the Company’s part. When recorded by the Company, organizational costs will be expensed as incurred and offering costs will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the advisor from the gross proceeds of the Offering.

Acquisition Fees and Expenses. The advisory agreement requires the Company to pay the advisor acquisition fees in an amount equal to 2% of the gross proceeds of the Primary Offering. The Company will pay the acquisition fees upon receipt of the gross proceeds from the Offering. However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of the Company’s investments. In addition, the Company is required to reimburse the advisor for direct costs the advisor incurs and amounts the advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.

Management Fees. The advisory agreement requires the Company to pay the advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of the Company’s assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principals in the United States of America (GAAP). In addition, the Company will reimburse the advisor for the direct costs and expenses incurred by the advisor in providing asset management services to the Company. These fees and expenses are in addition to management fees that the Company expects to pay to third party property managers. The advisor must reimburse the Company the amount by which the Company’s aggregate annual operating expenses exceed the greater of 2% of Company’s average invested assets or 25% of the Company’s net income unless a majority of the Company’s independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

Disposition Fee. The advisory agreement provides that if the advisor or its affiliate provides a substantial amount of the services (as determined by a majority of the directors of the Company, including a majority of the independent directors of the Company) in connection with the sale of one or more properties, the Company will pay the advisor or such affiliate shall receive at closing a disposition fee up to 3% of the sales price of such property or properties. This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by the company for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. The Company will pay the disposition fees for a property at the time the property is sold.

Subordinated Participation Provisions. The advisor is entitled to receive a subordinated participation upon the sale of the Company’s properties, listing of the Company’s common stock or termination of the advisor, as follows:

•      After stockholders have received cumulative distributions equal to $8 per share (less any returns of capital) plus cumulative, non-compounded annual returns on net invested capital, the advisor will be paid a subordinated participation in net sale proceeds ranging from a low of 5% of net sales provided investors have earned annualized returns of 6% to a high of 15% of net sales proceeds if investors have earned annualized returns of 10% or more.

•      Upon termination of the advisory agreement, the advisor will receive the subordinated performance fee due upon termination. This fee ranges from a low of 5% of the amount by which the sum of the appraised value of the Company’s assets minus its liabilities on the date the advisory agreement is terminated plus total dividends (other than stock dividends) paid prior to termination of the advisory agreement exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the appraised value of the Company’s assets minus its liabilities plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus annualized returns of 10% or more.

•      In the event the Company lists its stock for trading, the advisor will receive a subordinated incentive listing fee instead of a subordinated participation in net sales proceeds. This fee ranges from a low of 5% of the amount by which the market value of the Company’s common stock plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the market value of the Company’s stock plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus annualized returns of 10% or more.

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering. PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering. The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering. The advisory agreement requires the advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed below) to the extent are in excess of 13.5% of gross proceeds from the Offering.

8.     Commitments and Contingencies

Litigation

The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company which if determined unfavorably to the Company would have a material adverse effect on the Company’s cash flows, financial condition or results of operations.

9.     Selected Quarterly Data (unaudited)

Set forth below is certain unaudited quarterly financial information. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements

	Quarters Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
Expenses	$89,679	$5,455	$—	$—	$—
Operating loss	$(89,679)	$(5,455)	$—	$—	$—
Income (loss) before minority interest	$(88,863)	$(5,117)	$—	$—	$—

Net income (loss)	$(89,213)	$(5,117)	$—	$—	$—
Earnings (loss) per share – basic and diluted	$714	$41	$—	$—	$—

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE CORE PROPERTIES REIT, INC.

BY:	/s/ TERRY G. ROUSSEL
Terry G. Roussel
Chief Executive Officer, President and
Chairman of the Board of Directors

Date: March 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2006.

Name	Title

Chief Executive Officer and Director
/s/ Terry G. Roussel	(Principal Executive Officer)
Terry G. Roussel

Chief Financial Officer (Principal
/s/ Sharon C. Kaiser	Financial and Accounting Officer)
Sharon C. Kaiser

/s/ Paul Danchik	Director
Paul Danchik

/s/ Joseph H. Holland	Director
Joseph H. Holland

/s/ Daniel L. Johnson	Director
Daniel L. Johnson

/s/ Lee Powell Stedman	Director
Lee Powell Stedman

EXHIBIT INDEX

Ex.	Description

1.1

Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)

1.2	Form of Participating Broker Agreement (incorporated by reference to Exhibit 1.2 to Post-Effective Amendment No. 1)

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-121238) filed on May 25, 2005)

3.2	Amendment and Restatement of Articles of Incorporation (filed herewith)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1)

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 1)

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix B to the prospectus included on Post-Effective Amendment No. 1)

4.4

Escrow Agreement between registrant and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-121238) filed on May 25, 2005)

10.1	Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1)

10.2

Agreement of Limited Partnership of Cornerstone Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-121238) filed on August 30, 2005)

10.3

Form of Employee and Director Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-121238) filed on May 25, 2005)

14.1	Code of Business Conduct and Ethics (filed herewith)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)