Form 10-Q
period 2006-03-31
Cornerstone Core Properties REIT, Inc.
filed 2006-05-12
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number   333-121238

CORNERSTONE CORE PROPERTIES REIT, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	73-172191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1920 MAIN, SUITE 400, IRVINE, CA	92614
(Address of principal executive offices)	(Zip Code)

949-852-1007
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes  ☒  No

As of May 5, 2006, the Company had 705,678 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Cornerstone Core Properties REIT, Inc.

Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005

Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2006 and 2005

Condensed Consolidated Statement of Stockholder’s Equity (Deficit) for the Three Months ended March 31, 2006

Condensed Consolidated Statement of Cash Flows for the Three Months ended March 31, 2006 and, 2005

Notes to Condensed Consolidated Financial Statements

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$2,235,150	$117,342
Receivable from transfer agent	579,408	—
Receivable from related parties	8,500	14,500
Other assets, net	223,399	92,557
Total assets	$3,046,457	$224,399

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued liabilities	$110,459	$113,592
Dividends payable	14,245	—
Payable to related parties	1,810,037	3,787
Total liabilities	1,934,741	117,379
Minority interest	196,391	200,350
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 290,000,000 shares authorized; 418,580 and 125 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	419	—
Additional paid-in capital	1,319,725	1,000
Accumulated deficit	(404,819)	(94,330)
Total stockholder’s equity (deficit)	915,325	(93,330)
Total liabilities and stockholder’s equity	$3,046,457	$224,399

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Expenses:

General and administrative	$315,842	$—
Operating loss	(315,842)	—

Other income
Interest income, net	1,394	—
Loss before minority interest	(314,448)	—
Minority interest	(3,959)	—
Net loss	$(310,489)	$—

Loss per share - basic and diluted	$(3.29)	$—

Weighted average number of common shares	94,396	—

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

(Unaudited)

	Common Stock
		Common
	Number of	Stock Par	Additional	Accumulated
	Shares	Value	Paid-In Capital	Deficit	Total

BALANCE - December 31, 2005	125	$—	$1,000	$(94,330)	$(93,330)

Issuance of common stock	418,455	419	3,350,381	—	3,350,800

Offering costs	—	—	(2,017,411)	—	(2,017,411)

Dividends declared	—	—	(14,245)	—	(14,245)

Net loss	—	—	—	(310,489)	(310,489)
BALANCE - March 31, 2006	418,580	$419	$1,319,725	$(404,819)	$915,325

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities
Net loss	$(310,489)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest expense	(3,959)
Change in operating assets and liabilities:
Accounts receivable from related parties	6,000
Accounts payable to related parties	64,621
Other assets	(130,842)
Accounts payable and accrued expenses	(3,133)
Net cash used in operating activities	(377,802)	—

Cash Flows From Financing Activities
Issuance of common stock	2,771,392	—
Offering Costs	(275,782)
Net cash provided by financing activities	2,495,610	—
Net Increase in Cash and Cash Equivalents	2,117,808	—
Cash and Cash Equivalents - beginning of period	117,342	—
Cash and Cash Equivalents - end of period	$2,235,150	$—

Supplemental Disclosure of Non-Cash Activities:
Receivable from transfer agent	$579,408	—
Offering costs payable to related party	$1,741,629	—
Dividends payable	$14,245	—

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

UNAUDITED

1.                                Organization

Cornerstone Core Properties REIT, Inc., a Maryland corporation (the “Company”), was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  The Company is newly formed and is subject to the general risks associated with a start-up enterprise.  The Company had not begun principal operations as of March 31, 2006.

The Company’s advisor is Cornerstone Realty Advisors, LLC (the “advisor”) a Delaware limited liability company formed on November 30, 2004 and an affiliate of the Company. The advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

On November 9, 2004, Terry G. Roussel, an affiliate of the advisor, purchased 125 shares of common stock for $1,000 and became the initial stockholder of the Company.  The Company’s articles of incorporation authorize 290,000,000 shares of common stock with a par value of $.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

The Company anticipates that it will conduct all or a portion of its operations through Cornerstone Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on November 30, 2004.  On July 15, 2005, the advisor purchased a 99% limited partnership interest in the Operating Partnership for $200,000 and the Company purchased a 1% general partner interest for $1,000.  At March 31, 2006, the advisor’s limited partnership interest in the Operating Partnership was 6%, and the Company’s general partnership interest in the Operating Partnership was 94%. The Company’s financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.                                      Public Offering

On September 22, 2005, the Company commenced a public offering of a minimum of 125,000 shares (the “Minimum Number of Shares”) and a maximum of 55,400,000 shares of common stock, consisting of 44,400,000 shares for sale to the public (the Primary Offering”) and 11,000,000 shares for sale pursuant to the Company’s dividend reinvestment plan (collectively, the “Offering”).  The Company has retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the advisor, to serve as the dealer manager for the Offering.  PCC is responsible for marketing the Company’s shares being offered pursuant to the Offering.  On February 28, 2006, offering proceeds exceeded the $1,000,000 offering minimum and proceeds were released to the Company from escrow.

As of May 5, 2006, a total of 705,678 shares of our common stock had been sold in the Offering for aggregate gross proceeds of $5.6 million.  The Company intends to invest the net proceeds from the Offering primarily in multi-tenant industrial real estate located in major metropolitan markets in the United States.

3.                                      Summary of Significant Accounting Policies

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

Interim Financial Information

The accompanying interim condensed financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed financial statements do not include all of the information and footnotes require by GAAP for complete financial statements. The accompanying financial information reflects all adjustments, which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2005 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Deferred Financing Fees

Deferred financing fees are recorded at cost and will be amortized using a method that approximates the effective interest method over the life of the related debt.

Real Estate Purchase Price Allocation

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

Organizational and Offering Costs

The advisor funds organization and offering costs on our behalf.  We are required to reimburse the advisor for such organization and offering costs up to 3.5% of the cumulative capital raised in the Primary Offering.  Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude internal salaries.  All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

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

Even if the Company qualifies for taxation as a REIT, it may be subject to certain stated and local taxes of its income and property, and federal income and excise taxes on its undistributed income.

During the three months ended March 31, 2006 and the year ended December 31, 2005, the Company generated deferred tax assets of approximately $86,000 and $20,300, respectively. Because the Company intends to qualify as a REIT in 2006 which would not allow for the realization of the deferred tax asset, a valuation allowance of a like amount was recorded.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At March 31, 2006, the Company had cash accounts in excess of FDIC insured limits.

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

Net loss per share is calculated as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net loss	$(310,489)	$—
Net loss per share — basic and diluted	$(3.29)	$—
Weighted average number of shares outstanding — basic and diluted	94,396	125

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

4.                                      Accounts Receivable From and Accounts Payable to Related Party

Accounts receivable from related parties results from payments made by the Company for services received that were accounted for as deferred organization and offering costs by an affiliate of the advisor.  Accordingly, these amounts paid for by the Company are to be reimbursed by the advisor.

Accounts payable to related parties consists of organizational and offering costs and acquisition fees payable to the advisor and broker dealer fees payable to PCC.

5.                                      Minority Interests

Minority interests relate to the advisor’s equity interest in the earnings/losses of the Operating Partnership.

6.                                      Stockholders’ Equity

Common Stock

The Company’s articles of incorporation authorize 290,000,000 shares of common stock with a par value of $.001 and 10,000,000 shares of preferred stock with a par value of $.001.  As of March 31, 2006, we have issued 418,580 shares of common stock for a total gross proceeds of $3.4 million.

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

Employee and Director Incentive Stock Plan

The Company has adopted an Employee and Director Incentive Stock Plan (“the Plan”) which provides for the grant of awards to the Company’s directors and full-time employees, as well as other eligible participants that provide services to the Company.  The Company does not intend to grant awards under the Plan to persons who are not directors or employees of the Company.  Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and dividend equivalent rights.  The term of the Plan is 10 years.  The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of the Company’s outstanding shares of stock at any time.  On May 10, 2006, the Company granted to its non-employee directors nonqualified stock options to purchase an aggregate of 40,000 shares of common stock at an exercise price of $8.00 per share.

7.                                      Related Party Transactions

Our company has no employees.  Our advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors.  The Company has an advisory agreement with the advisor and a dealer manager agreement with PCC which entitle the advisor and PCC to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate projects, among other services, as well as reimbursement for organizational and offering costs incurred by the advisor on behalf of the Company and reimbursement of certain costs and expenses incurred by the advisor in providing services to the Company.

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the advisor on behalf of the Company and will be reimbursed to the advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.  In no event will the Company have any obligation to reimburse the advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering.  As of March 31, 2006, $1.8 million of organization and offering costs had been incurred by the advisor and its affiliates on behalf of the Company of which $117,168 had been reimbursed by the Company and the balance of  $1.7 million has been accrued as a payable to affiliates. Of the $1.8 million of organization and offering costs incurred through March 31, 2006, $1.7 were recorded as a reduction of additional paid in capital and $109,932 has been expensed as organization costs. For the three months ended March 31, 2005, no organization and offering costs were reimbursed or recorded by the Company because the Offering had not commenced.

Acquisition Fees and Expenses.  The advisory agreement requires the Company to pay the advisor acquisition fees in an amount equal to 2% of the gross proceeds of the Primary Offering.  The Company will pay the acquisition fees upon receipt of the gross proceeds from the Offering.  However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of the Company’s investments.  In addition, the Company is required to reimburse the advisor for direct costs the advisor incurs and amounts the advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the three months ended March 31, 2006, the advisor earned $66,953 in acquisition fees which will be capitalized as part of the cost our real estate investments. No acquisition fees were earned for the three months ended March 31, 2005.

Management Fees.  The advisory agreement requires the Company to pay the advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of the Company’s assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principals in the United States of America (GAAP).  In addition, the Company will reimburse the advisor for the direct costs and expenses incurred by the advisor in providing asset management services to the Company.  These fees and expenses are in addition to management fees that the Company expects to pay to third party property managers.  No asset management fees were earned in the three month periods ended March 31, 2006 and 2005.

Operating Expenses. The advisory agreement provides for reimbursement of our advisor’s direct and indirect costs of providing administrative and management services to the Company.  For the three months ended March 31, 2006, $43,776 of such costs were reimbursed.  The advisor must reimburse the Company the amount by which the Company’s aggregate annual operating expenses exceed the greater of 2% of Company’s average invested assets or 25% of the Company’s net income unless a majority of the Company’s independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  PCC is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The advisory agreement requires the advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above are in excess of 13.5% of gross proceeds from the Offering. For the three months ended March 31, 2006, PCC earned $330,566 in commissions and dealer manager fees.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s financial statements and notes thereto contained elsewhere in this report.

This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise

Overview

Cornerstone Core Properties REIT, Inc., a Maryland corporation (the “Company”), was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  The Company is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure.  The Company intends to qualify as a real estate investment trust for federal tax purposes commencing with its taxable year ending December 31, 2006.

On September 22, 2005, the Company commenced a public offering of 44,400,000 shares of its common stock at a price of $8 per share.  Net proceeds from the offering will be used primarily to acquire real estate properties, pay organizational and offering expenses, and pay various fees and expenses.

As of the date of this report, the Company had engaged only in organizational and offering activities and no real estate properties had been acquired.

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

Below is a discussion of the accounting policies that the Company considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

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

Evaluation of Possible Impairment of Real Property Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, we will assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition.  In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate assets to the fair value and recognize an impairment loss.

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

Results of Operations

The Company had not commenced significant active operations as of the date of this report.  Operating results in future periods will be a function of the results of the operation of the real estate properties that are acquired by the Company.  For the three months ended March 31, 2006, the company engaged only in activities related to its stock offering and incurred general and administrative expense of $315,842. For the three months ended March 31, 2005 the Company did not engage in any operations and, accordingly, had no income or expenses.

Liquidity and Capital Resources

As of March 31, 2006, the Company has issued 418,580 shares of common stock for a total gross proceeds of $3.4 million. The Company’s principal demands for funds are expected to be for property acquisitions and for the payment of operating expenses and dividends.  The Company’s liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

There may be a delay between the sale of the Company’s shares and its purchase of properties.  During this period, net offering proceeds will be temporarily invested in short-term, liquid investments that could yield lower returns than investment in real estate.

Generally, cash needs for items other than property acquisitions will be met from operations, and cash needs for property acquisitions will be met from public offerings of the Company’s shares.

Until proceeds from the Company’s offering are invested and generating operating cash flow sufficient to make distributions to stockholders, the Company intends to pay all or a substantial portion of our distributions from the proceeds of such offering or from borrowings in anticipation of future cash flow.

The advisor has agreed to pay all of the Company’s organization and offering costs, subject to its right to be reimbursed for such costs by the Company in an amount up to 3.5% of gross offering proceeds.

As of the date of this report, the Company had not entered into any arrangements creating a reasonable probability that it would acquire any specific property.  The number of properties that the Company is able to acquire will depend primarily on the amount of funds raised in the offering.  The Company may also use acquisition financing to fund the purchase price of real estate properties.  Any acquisition financing will be repaid from offering proceeds.

The Company is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, which it anticipates may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

Contractual Obligations

As of March 31, 2006, the Company had no significant contractual obligations or commercial commitments.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

The Company invests its cash and cash equivalents in short-term, highly liquid investments including government obligations, bank certificates of deposit and interest-bearing accounts which, by their nature, are subject to interest rate fluctuations.

Item 4.                                   Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its senior management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

The Company is in the process of developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002.  The efficacy of the steps the Company has taken to date and steps it is still in the process of completing are subject to continued management review supported by confirmation and testing by management.  The Company anticipates that additional changes may be made to its internal controls and procedures.  Other than the foregoing initiatives, no change in the Company’s internal control over financial reporting occurred during the period ended March 31, 2006 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of May, 2006.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Terry G. Roussel
Terry G. Roussel, Chief Executive Officer

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)