Form 10-Q
period 2006-06-30
Cornerstone Core Properties REIT, Inc.
filed 2006-08-11
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number  333-121238

CORNERSTONE CORE PROPERTIES REIT, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	73-172191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1920 MAIN STREET, SUITE 400, IRVINE, CA	92614
(Address of principal executive offices)	(Zip Code)

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

As of August 1, 2006 the Company had 1,516,067 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Cornerstone Core Properties REIT, Inc.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,166,204	$117,342
Investments in real estate
Land	1,540,000	—
Buildings and improvements, net	2,982,511	—
Intangible lease assets, net	39,558	—
	4,562,069	—
Deferred acquisition costs and deposits	616,071	—
Deferred financing costs	890,147	—
Receivable from transfer agent	25,000	—
Receivable from related parties	—	14,500
Other assets, net	30,308	92,557
Total assets	$9,289,799	$224,399

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses	$451,010	$113,592
Real estate taxes payable	12,662	—
Tenant prepaids and security deposits	34,557	—
Intangible lease liability, net	9,636
Dividends payable	83,060	—
Payable to related parties	1,927,171	3,787
Total liabilities	2,518,096	117,379
Minority interest	193,370	200,350
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
Common stock, $.001 par value; 290,000,000 shares authorized; 1,279,758 and 125 shares issued and outstanding at June 30, 2006, and December 31, 2005, respectively	1,280	—
Additional paid-in capital	7,232,137	1,000
Accumulated deficit	(655,084)	(94,330)
Total stockholder's equity (deficit)	6,578,333	(93,330)
Total liabilities, minority interest and stockholders’ equity (deficit)	$9,289,799	$224,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental revenues	$16,659	$—	$16,659	$—
	16,659	—	16,659	—
Expenses:
Property operating and maintenance	4,229	—	4,229	—
General and administrative	296,020	—	611,860	—
Depreciation and amortization	4,378	—	4,378	—
	304,627	—	620,467	—
Operating loss	(287,968)	—	(603,808)	—

Other income, net	34,681	—	36,074	—

Loss before minority interest	(253,287)	—	(567,734)	—
Minority interest	(3,021)	—	(6,980)	—
Net loss	$(250,266)	$—	$(560,754)	$—

Loss per share - basic and diluted	$(0.36)	$—	$(2.00)	$—

Weighted average number of common shares	693,711	—	280,021	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2006

	Common Stock
		Common
	Number of	Stock Par	Additional	Accumulated
	Shares	Value	Paid-In Capital	Deficit	Total
BALANCE - December 31, 2005	125	$—	$1,000	$(94,330)	$(93,330)
Issuance of common stock	1,279,633	1,280	10,235,460	—	10,236,740
Offering costs			(2,909,218)		(2,909,218)
Stock-based compensation expense	—		2,200		2,200
Dividends declared			(97,305)		(97,305)
Net loss	—	—	—	(560,754)	(560,754)
BALANCE - June 30, 2006	1,279,758	$1,280	$7,232,137	$(655,084)	$6,578,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(560,754)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,378	—
Amortization of acquired above/below market leases	(1,278)	—
Stock-based compensation expense	2,200	—
Minority interest	(6,980)	—
Change in operating assets and liabilities:
Receivable from related parties	14,500	—
Other assets	62,188	—
Accounts payable and accrued expenses	165,887	—
Net cash used in operating activities	(319,859)	—

Cash flows from investing activities:
Real estate acquisitions	(4,555,472)	—
Deferred acquisition costs	(116,071)	—
Escrow deposits	(500,000)	—
Net cash used for investing activities	(5,171,543)	—

Cash flows from financing activities:
Issuance of common stock	10,211,740	—
Offering costs	(985,834)	—
Dividends paid	(14,245)	—
Deferred financing costs	(671,397)	—
Net cash provided by financing activities	8,540,264	—
Net Increase in Cash and Cash Equivalents	3,048,862	—
Cash and Cash Equivalents - beginning of period	117,342	—
Cash and Cash Equivalents- end of period	$3,166,204	$—

Supplemental Disclosure of Noncash Activities:

Dividends declared not paid	$83,060	$—
Receivable from transfer agent	$25,000	$—
Payables to related parties	$1,923,384	$—
Deferred financing costs payable	$218,750	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(Unaudited)

1.                                Organization

Cornerstone Core Properties REIT, Inc. (the “CCP REIT” or the “Company”) is a Maryland corporation formed on October 22, 2004, under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  We are newly formed and are subject to the general risks associated with a start-up enterprise.  We have purchased two properties as of the date of this report. As used in this report, “we” “us” and “our” refer to Cornerstone Core Properties REIT, Inc.

Our advisor is Cornerstone Realty Advisors, LLC (the “advisor”), a Delaware limited liability company formed on November 30, 2004, and an affiliate of us. The advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

On November 9, 2004, Terry G. Roussel, an affiliate of the advisor, purchased 125 shares of common stock for $1,000 and became the initial stockholder of CCP REIT.  Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

We conduct all or a portion of our operations through Cornerstone Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on November 30, 2004.  On July 15, 2005, the advisor purchased a 99% limited partnership interest in the Operating Partnership for $200,000, and we purchased a 1% general partner interest for $1,000.  At June 30, 2006, the advisor’s limited partnership interest in the Operating Partnership was 2.3% and our general partnership interest in the Operating Partnership was 97.7%. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.                                      Public Offering

On January 6, 2006, we commenced a public offering of a minimum of 125,000 shares (the “Minimum Number of Shares”) and a maximum of 55,400,000 shares of common stock, consisting of 44,400,000 shares for sale to the public (the “Primary Offering”) and 11,000,000 shares for sale pursuant to our dividend reinvestment plan (collectively, the “Offering”).  We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the advisor, to serve as the dealer manager for the Offering.  PCC is responsible for marketing our shares being offered pursuant to the Offering.  On February 28, 2006, offering proceeds exceeded the $1,000,000 offering minimum and proceeds were released to us from escrow.

As of June 30, 2006, a total of 1,279,758 shares of our common stock had been sold in the Offering for aggregate gross proceeds of approximately $10.2 million.  We intend to invest the net proceeds from the Offering primarily in multi-tenant industrial real estate located in major metropolitan markets in the United States of America.

3.                                      Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements.  These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.  Such financial statements and accompanying notes are the representations of our management, which is responsible for their integrity and objectivity.

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes require by GAAP for complete financial statements. The accompanying financial information reflects all adjustments, which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2005 Annual Report on Form 10-K as filed with the SEC. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in connection with a credit agreement. (See Note 8). As of June 30, 2006, we had incurred approximately $890,000 of deferred financing costs which were capitalized and will be amortized over the term of the credit facility.

Real Estate

We account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (“FAS 141”).  Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value of the building is depreciated over an estimated useful life of 39 years.

The purchase price is further allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.  The value of in-place lease intangibles, which is included as a component of investments in real estate, is amortized to expense over the remaining lease term. If a lease is terminated prior to its expiration, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases and the in-place lease value is immediately charged to expense.

Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our consolidated statements of operations.

We amortize the value of in-place leases and above and below market leases over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and above or below market lease value would be charged to expense. The estimated useful lives for lease intangibles range from 1 month to 4 years.

Amortization associated with the lease intangible assets and liabilities of our properties for the six-months ended June 30, 2006 was $1,186 and $1,278 respectively.

 Anticipated amortization for the period from July 1 through December 31, 2006 and for each of the four following years ended December 31, is as follows:

Lease Intangibles
July 1, 2006 – December 31, 2006	$5,555
2007	8,709
2008	7,983
2009	5,649
2010	2,026

As of June 30, 2006, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	In Place Leases	Acquired Above- Market Leases	Acquired Below-Market Leases
Cost	$2,985,642	$37,300	$3,414	$10,914
Less: depreciation and amortization	(3,131)	(1,186)	—	(1,278)
Net	$2,982,511	$36,144	$3,414	$9,636

Impairment of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including those held through joint ventures may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, we will assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition.  In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate assets to the fair value and recognize an impairment loss.

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

Consolidation Considerations for Investments in Joint Ventures

The FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity.  Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE).  We will evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate.

Revenue Recognition and Valuation of Receivables

Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease.  Because our leases may provide for rental increases at specified intervals, we are required to straight-line the recognition of revenue, which results in the recording of a deferred  rent not yet due under the lease terms.

Organizational and Offering Costs

The advisor funds organization and offering costs on our behalf.  We are required to reimburse the advisor for such organization and offering costs up to 3.5% of the cumulative capital raised in the Primary Offering.  Organization and offering costs include items such as legal and accounting fees, marketing, due diligence, promotional and printing costs and amounts to reimburse our advisor for all costs and expenses such as salaries and direct expenses of employees of our advisor and its affiliates in connection with registering and marketing our shares. All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

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

Minority Interest in Consolidated Subsidiary

Due to our control through our general partnership interest in the Operating Partnership and the limited rights of the limited partners, the Operating Partnership is consolidated with us and the limited partner interest is reflected as minority interest in the accompanying balance sheets.

Income Taxes

We expect to make an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and expect to be taxed as such beginning with our taxable year ending December 31, 2006.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

During the six months ended June 30, 2006, and the year ended December 31, 2005, we generated deferred tax assets of approximately $166,000 and $20,000, respectively. Because we intend to qualify as a REIT in 2006, which would prevent realization of the deferred tax asset, a valuation allowance of a like amount was recorded.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions, which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At June 30, 2006, we had cash accounts in excess of FDIC insured limits.

Per Share Data

We report earnings per share pursuant to SFAS No. 128, “Earnings Per Share.” Loss per common share is calculated by dividing the net loss for each period by the weighted average number of common shares outstanding during such period. Loss per common share on a basic and diluted basis are the same because there are currently no potentially dilutive rights to acquire our common shares outstanding.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could materially differ from those estimates.

3.                                      Investments in Real Estate

On June 1, 2006 we purchased an existing multi-tenant industrial property known as 2111 South Industrial Park located in Phoenix, Arizona for approximately $2.1 million.  The property contains a total of 26,800 leasable square feet. We purchased this property for all cash.

On June 28, 2006 we purchased an existing multi-tenant industrial property known as the Shoemaker Industrial Buildings located in Santa Fe Springs, California for approximately $2.5 million.  The property contains a total of 18,921 leasable square feet in four single-story buildings. We purchased this property for all cash, without debt financing.

4.                                      Receivable from and Payable to Related Party

Receivable from related parties at December 31, 2005, resulted from payments made by us for services received that were accounted for as deferred organization and offering costs by an affiliate of the advisor.  Accordingly, these amounts paid for by us are to be reimbursed by the advisor.

Accounts payable to related parties consists of organizational and offering costs and acquisition fees payable to the advisor and broker dealer fees payable to PCC.

5.                                      Minority Interests

Minority interests relate to the advisor’s equity interest in the earnings/losses of the Operating Partnership.

6.                                      Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 290,000,000 shares of common stock with a par value of $.001 and 10,000,000 shares of preferred stock with a par value of $.001.  As of June 30, 2006, we have issued 1,279,758 shares of common stock for total gross proceeds of $10.2 million.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.  We have registered 11,000,000 shares of our common stock for sale pursuant to the dividend reinvestment plan.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share.  We may amend or terminate the dividend reinvestment plan for any reason at any time upon 10 days prior written notice to participants.

Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of such offering or from borrowings in anticipation of future cash flow.

Employee and Director Incentive Stock Plan

We have adopted an Employee and Director Incentive Stock Plan (“the Plan”) which provides for the grant of awards to our directors and full-time employees, as well as other eligible participants that provide services to us.  We have no employees, and we do not intend to grant awards under the Plan to persons who are not directors of ours.  Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and dividend equivalent rights.  The term of the Plan is 10 years.  The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time.  On May 10, 2006, we granted our non-employee directors nonqualified stock options to purchase an aggregate of 40,000 shares of common stock at an exercise price of $8.00 per share. In accordance with the provisions of

SFAS 123(R), “Accounting for Stock-Based Compensation” (as amended), we recognize the expense related to these shares over the vesting period. For the six months ended June 30, 2006 and 2005, we amortized approximately $2,200 and none, respectively, of related compensation expense. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations

7.                                      Related Party Transactions

We have no employees.  Our advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors.  We have an advisory agreement with the advisor and a dealer manager agreement with PCC, which entitle the advisor and PCC to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate projects, among other services, as well as reimbursement for organizational and offering costs incurred by the advisor on our behalf and reimbursement of certain costs and expenses incurred by the advisor in providing services to us.

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the advisor on our behalf and will be reimbursed to the advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.   In no event will we have any obligation to reimburse the advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering.  As of June 30, 2006, approximately $2.0 million of organization and offering costs had been incurred by the advisor and its affiliates on behalf of us, of which $358,000 had been reimbursed by us, and the balance of approximately $1.6 million has been accrued as a payable to affiliates. Of the approximately $2.0 million of organization and offering costs incurred through June 30, 2006  approximately $1.9 million was recorded as a reduction of additional paid in capital and $109,932 has been expensed as organization costs. No organization and offering costs were reimbursed or recorded by us in 2005 because the Offering had not commenced.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the advisor acquisition fees in an amount equal to 2% of the gross proceeds of the Primary Offering.  We will pay the acquisition fees upon receipt of the gross proceeds from the Offering.  However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the advisor for direct costs the advisor incurs and amounts the advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the six months ended June 30, 2006, the advisor earned $204,000 in acquisition fees, which will be capitalized as part of the cost our real estate investments. No acquisition fees were earned in prior periods.

Management Fees.  The advisory agreement requires us to pay the advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of the our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP.  In addition, we will reimburse the advisor for the direct costs and expenses incurred by the advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  For the six months ended June 30, 2006, $2,000 of asset management fees were expensed.  No asset management fees were incurred in prior periods.

Operating Expenses. The advisory agreement provides for reimbursement of our advisor’s direct and indirect costs of providing administrative and management services to us.  For the six months ended June 30, 2006, $196,000 of such costs were reimbursed.  The advisor must reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

Disposition Fee.  The advisory agreement provides that if the advisor or its affiliate provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors in connection with the sale of one or more properties, we will pay the advisor or such affiliate at closing a disposition fee up to 3% of the sales price of such property or properties.  This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) we pay to all persons for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property.  We will pay the disposition fees for a property at the time the property is sold.

Subordinated Participation Provisions.  The advisor is entitled to receive a subordinated participation fee upon the sale of our properties of 5%, 10% or 15% of the amount of net sale proceeds upon sale of our properties depending on whether annualized returns to our stockholders exceed 6%, 8% or 10%. In the event of the listing of our common stock or termination of the advisor prior to the sale of our properties, the advisor is instead entitled to receive fees based on the market value of our common stock or the appreciation of the properties we own.

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering and a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  PCC is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The advisory agreement requires the advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) are in excess of 13.5% of gross proceeds from the Offering. For the six months ended June 30, 2006, PCC earned approximately $1.0 million in commissions and dealer manager fees.

8.              Credit Facility

On June 30, 2006, we entered into a Credit Agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during the offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  The Credit Agreement permits us to borrow up to $50,000,000 secured by real property at a borrowing rate based on LIBOR plus a margin ranging from 1.15% to 1.35% and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.  The principal balance is due on June 30, 2008.  The repayment of obligations under the Credit Agreement may be accelerated in the event of a default, as defined in the Credit Agreement.  In connection with documentation and closing the Credit Agreement, we have incurred expenses totaling approximately $890,000. As of June 30, 2006, no borrowings were outstanding under the credit facility.

Consistent with our borrowing policies, during our Primary Offering, we will borrow periodically to acquire properties and for working capital.  We will determine whether to use the proceeds of our Offering to repay amounts borrowed under the Credit Agreement depending on a number of factors, including the investments that are available to us for purchase at the time and the cost of the credit facility.  Following the closing of our Primary Offering, we will endeavor to repay all amounts owing under the Credit Agreement or that are secured by our properties and which have not previously been paid.  To the extent sufficient proceeds from our Offering are unavailable to repay the indebtedness secured by properties within a reasonable time following the closing of our Primary Offering as determined by our board of directors, we may sell properties or raise equity capital to repay the secured debt, so that we will own our properties with no permanent acquisition financing.

9.              Commitments and Contingencies

We have entered into a definitive agreement (the “Agreement”) to purchase an existing multi-tenant industrial park, known as Mack Deer Valley, for a purchase price of $23,150,000. As of May 15, 2006, our right to terminate the agreement without penalty expired, and our initial deposit became non-refundable.

The property is newly constructed and consists of approximately 180,985 square feet of leasable space in two single-story buildings located in Phoenix, Arizona.

In connection with the Agreement, as of June 30, 2006, we have paid a $500,000 deposit to an escrow agent, and we are obligated to pay additional escrow deposits of $250,000 each in July, September and November 2006, and January 2007.

Under the terms of the Agreement, in addition to the investment described above, we are obligated to pay certain closing costs, including, but not limited to attorney fees, certain title insurance premiums, survey costs, recording costs and one-half of the escrow charges.  The Agreement closing date is January 22, 2007.  Although substantially all contingencies have been satisfied and we expect to close in accordance with the terms of the Agreement, there can be no assurance that events will not arise that could prevent us from acquiring the property.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

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

We are a Maryland corporation formed on October 22, 2004, under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  We our newly formed and are subject to the general risks associated with a start-up enterprise, including the risk of business failure.  We intend to qualify as a real estate investment trust for federal tax purposes commencing with its taxable year ending December 31, 2006.

On January 6, 2006, we commenced a public offering of 55,400,000 shares of common stock, consisting of 44,400,000 shares for sale to the public at $8.00 per share (the Primary Offering”) and 11,000,000 shares for sale pursuant to our dividend reinvestment plan (collectively, the “Offering”). Net proceeds from the Offering will be used primarily to acquire real estate properties, pay organizational and offering expenses, and pay various fees and expenses.  We have purchased two properties as of the date of this report.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  Actual results could differ materially from the estimates in the near term.

Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Real Estate.

We account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”).  Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  The value of the building is depreciated over an estimated useful life of 39 years.

The purchase price is further allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.  The value of in-place lease intangibles, which is included as a component of Investments in real estate, is amortized to expense over the remaining lease term. If a lease is terminated prior to its expiration, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases and the in-place lease value is immediately charged to expense.

Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our consolidated statements of operations.

Impairment of Real Estate Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including those held through joint ventures may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, we will assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition.  In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate assets to the fair value and recognize an impairment loss.

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

Revenue Recognition and Valuation of Receivables

Our revenues are comprised largely of rental income, which include rents reported on a straight-line basis over the initial term of the lease.  Since our leases may provide for rental increases at specified intervals, we are required to straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms.

Results of Operations

We acquired our first real estate investment property on June 1, 2006, and our second property on June 28, 2006.  Revenue and property expenses related to these acquisitions totaled $17,000 and $9,000, respectively. Operating results in future periods will be a function of the results of the operation of real estate investment properties that we acquire.  For the six months ended June, 2006, we engaged primarily in activities related to our stock offering and incurred general and administrative expenses of $612,000.

Interest income, net for the six months ended June 30, 2006 includes $39,000 of interest earned from the short-term investment of net offering proceeds which were available between the sale of our shares and purchase of our properties.

Liquidity and Capital Resources

As of June 30, 2006, we had issued 1,279,758 shares of common stock for total gross proceeds of approximately $10.2 million. Our principal demands for funds are expected to be for property acquisitions and for the payment of operating expenses and dividends.  Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

There may be a delay between the sale of our shares and the purchase of properties.  During this period, net offering proceeds will be temporarily invested in short-term, liquid investments that could yield lower returns than investment in real estate.

Generally, cash needs for items other than property acquisitions will be met from operations, and cash needs for property acquisitions will be met from public offerings of our shares or from borrowings on our credit facility.

Until proceeds from our Offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow.

The advisor has agreed to pay all of our organization and offering costs, subject to its right to be reimbursed for such costs by us in an amount up to 3.5% of gross offering proceeds.

The number of properties that we are able to acquire will depend primarily on the amount of funds raised in the offering.  We may also use acquisition financing to fund the purchase price of real estate properties.  Any acquisition financing will be repaid from Offering proceeds or to the extent sufficient proceeds from our Offering are unavailable to repay the indebtedness secured by properties within a reasonable time following the closing of our Primary Offering as determined by our board of directors, we may sell properties or raise equity capital to repay the secured debt so that we will own our properties all-cash, with no permanent acquisition financing.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national or regional economic conditions affecting real estate generally, which we anticipate may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

Contractual Obligations

The following table sets forth our contractual obligations or commercial commitments as of June 30, 2006.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase Obligations	$23,150,000	$23,150,000
Total	$23,150,000	$23,150,000

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We invest our cash and cash equivalents in short-term, highly liquid investments including government obligations, bank certificates of deposit and interest-bearing accounts which, by their nature, are subject to interest rate fluctuations.

Item 4.           Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial

Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

We are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002.  The efficacy of the steps we have taken to date and steps we still are in the process of completing are subject to continued management review supported by confirmation and testing by management.  We anticipate that additional changes may be made to our internal controls and procedures.  Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the period ended June 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of August, 2006.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Terry G. Roussel
Terry G. Roussel, Chief Executive Officer

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)