Form 10-Q
period 2006-09-30
Cornerstone Core Properties REIT, Inc.
filed 2006-11-13
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

☐  Yes   ☒  No

As of October 27, 2006 the Company had 2,784,624 shares issued and outstanding.

FORM 10-Q
Cornerstone Core Properties REIT, Inc.
TABLE OF CONTENTS

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$7,896,586	$117,342
Investments in real estate
Land	1,540,000	—
Buildings and improvements, less accumulated depreciation of $22,433 for 2006	2,983,980	—
Intangible lease assets, net	34,306	—
	4,558,286	—
Deferred acquisition costs and deposits	1,426,844	—
Deferred financing costs, net	806,477	—
Receivable from related parties	—	14,500
Other assets, net	36,629	92,557
Total assets	$14,724,822	$224,399

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued liabilities	$371,090	$113,592
Payable to related parties	2,061,863	3,787
Real estate taxes payable	25,131	—
Tenant prepaids and security deposits	35,503	—
Intangible lease liability, net	7,742
Dividends payable	68,824	—
Total liabilities	2,570,153	117,379

Minority interest	189,458	200,350

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Common stock, $.001 par value; 290,000,000 shares authorized; 2,127,587 and 125 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	2,128	—
Additional paid-in capital	12,978,187	1,000
Accumulated deficit	(1,015,104)	(94,330)
Total stockholders’ equity (deficit)	11,965,211	(93,330)
Total liabilities, minority interest and stockholders’ equity (deficit)	$14,724,822	$224,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues:
Rental revenues	$95,566	$—	$112,226	$—
	$95,566	—	112,226	—
Expenses:
Property operating and maintenance	26,226	—	30,537	—
General and administrative	340,636	5,455	952,415	5,455
Depreciation and amortization	24,122	—	28,500	—
	390,984	5,455	1,011,452	5,455
Operating loss	(295,418)	(5,455)	(899,226)	(5,455)

Interest Income	50,339	—	89,250	—
Interest Expense	(118,853)	338	(121,690)	338

Loss before minority interest	(363,932)	(5,117)	(931,666)	(5,117)
Minority interest	(3,912)	—	(10,892)	—
Net loss	$(360,020)	$(5,117)	$(920,774)	$(5,117)

Loss per share - basic and diluted	$(0.23)	$(40.94)	$(1.76)	$(40.94)

Weighted average number of common shares	1,556,451	125	522,319	125

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock
		Common
	Number of	Stock Par	Additional	Accumulated
	Shares	Value	Paid-In Capital	Deficit	Total
BALANCE - December 31, 2005	125	$—	$1,000	$(94,330)	$(93,330)
Issuance of common stock	2,127,462	2,128	17,012,881		17,015,009
Offering costs			(3,773,131)		(3,773,131)
Stock-based compensation expense			2,200		2,200
Dividends declared			(264,763)		(264,763)
Net loss				(920,774)	(920,774)
BALANCE - September 30, 2006	2,127,587	$2,128	$12,978,187	$(1,015,104)	$11,965,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(920,774)	$(5,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred financing costs amortization	118,800
Depreciation and amortization	28,500	—
Amortization of acquired above/below market leases	(2,193)	—
Stock-based compensation expense	2,200	—
Minority interest	(10,892)	—
Change in operating assets and liabilities:
Accounts receivables	(26,306)
Receivable from related parties	14,500	—
Other assets	81,626	(125,224)
Payable to related parties	2,264	—
Accounts payable, accrued expenses and other	99,382	130,668
Net cash (used in)/provided by operating activities	(612,893)	327

Cash flows from investing activities:
Real estate acquisitions	(4,576,243)	—
Deferred acquisition fees	(276,844)	—
Escrow deposits	(1,150,000)	—
Net cash used for investing activities	(6,003,087)	—

Cash flows from financing activities
Issuance of operating partnership units	—	200,000
Issuance of common stock	16,925,894	—
Offering costs	(1,717,319)	—
Distributions paid	(106,824)	—
Deferred financing costs	(706,527)	—
Net cash provided by financing activities	14,395,224	200,000
Net Increase in Cash and Cash Equivalents	7,779,244	200,327
Cash and Cash Equivalents - beginning of period	117,342	1,000
Cash and Cash Equivalents- end of period	$7,896,586	$201,327

Supplemental Disclosure of Noncash Activities:

Dividends declared not paid	$68,824	$—
Payables to related parties	$2,056,162	$—
Deferred financing costs payable	$218,750	$—
Dividends reinvested	$89,115	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                Organization

Cornerstone Core Properties REIT, Inc. (the “CCP REIT” or the “Company”) is a Maryland corporation formed on October 22, 2004, under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  We are newly formed and are subject to the general risks associated with a start-up enterprise.  We have purchased two properties as of September 30, 2006. As used in this report, “we” “us” and “our” refer to Cornerstone Core Properties REIT, Inc.

Our advisor is Cornerstone Realty Advisors, LLC (the “advisor”), a Delaware limited liability company formed on November 30, 2004, and an affiliate of us. The advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

On November 9, 2004, Terry G. Roussel, our President and Chief Executive Officer, purchased 125 shares of common stock for $1,000 and became the initial stockholder of CCP REIT.  Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

We conduct all or a portion of our operations through Cornerstone Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on November 30, 2004.  On July 15, 2005, the advisor purchased a 99% limited partnership interest in the Operating Partnership for $200,000, and we purchased a 1% general partner interest for $1,000.  At September 30, 2006, the advisor’s limited partnership interest in the Operating Partnership was 1.3% and our general partnership interest in the Operating Partnership was 98.7%. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.                                      Public Offering

On January 6, 2006, we commenced a public offering of a minimum of 125,000 shares (the “Minimum Number of Shares”) and a maximum of 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale to the public (the “Primary Offering”) and 11,000,000 shares for sale pursuant to our dividend reinvestment plan (collectively, the “Offering”).  We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the advisor, to serve as the dealer manager for the Offering.  PCC is responsible for marketing our shares being offered pursuant to the Offering.  On February 28, 2006, offering proceeds exceeded the $1,000,000 offering minimum and proceeds were released to us from escrow.

As of September 30, 2006, a total of 2,127,587 shares of our common stock had been sold in the Offering for aggregate gross proceeds of approximately $17 million.  We intend to invest the net proceeds from the Offering primarily in multi-tenant industrial real estate located in major metropolitan markets in the United States of America.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes require by GAAP for complete financial statements. The accompanying financial information reflects all adjustments, which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2005 Annual Report on Form 10-K as filed with the SEC. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in connection with a credit agreement. (See Note 8). As of September  30, 2006, we had incurred approximately $925,000 of deferred financing costs which were capitalized and will be amortized over the term of the credit facility.  For the three and nine month period ended September 30, 2006, approximately $119,000 has been expensed.

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

Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our condensed consolidated statements of operations.

We amortize the value of in-place leases and above and below market leases over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and above or below market lease value would be charged to expense. The estimated useful lives for lease intangibles range from 1 month to 4 years.

Amortization associated with the lease intangible assets and liabilities for the nine-months ended September 30, 2006 were $6,438 and $3,172, respectively.  Amortization associated with the lease intangible assets and liabilities for the three-months ended September 30, 2006 were $5,252 and $1,894, respectively.

Anticipated amortization for the period from October 1 through December 31, 2006 and for each of the four following years ended December 31, is as follows:

Lease Intangibles
October 1, 2006 - December 31, 2006	$2,197
2007	8,709
2008	7,983
2009	5,649
2010	2,026

As of September 30, 2006, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	In-Place Lease	Acquired Above Market Leases	Acquired Below Market Leases
Cost	$3,006,413	$37,330	$3,414	$(10,914)
Accumulated depreciation and amortization	(22,433)	(5,459)	(979)	3,172
Net	$2,983,980	$31,871	$2,435	$(7,742)

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

During the nine months ended September 30, 2006, and the year ended December 31, 2005, we generated deferred tax assets of approximately $313,000 and $20,000, respectively. Because we intend to qualify as a REIT in 2006, which would prevent realization of the deferred tax asset, a valuation allowance of a like amount was recorded.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions, which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At September 30, 2006, we had cash accounts in excess of FDIC insured limits.

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

Segment Disclosure

We internally evaluate all of our properties as one industry segment and, accordingly, do not report segment information.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently in the process of assessing the provisions of FIN 48; however, we do not expect the adoption of this interpretation to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008), and interim periods within those fiscal years. The company is currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.

                In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 on the consolidated financial statements.

4.                                     Investments in Real Estate

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

5.                                      Receivable from and Payable to Related Parties

Receivable from related parties at December 31, 2005, resulted from payments made by us for services received that were accounted for as deferred organization and offering costs by an affiliate of the advisor.  Accordingly, these amounts were reimbursed by the advisor.

Accounts payable to related parties consists of organizational and offering costs and acquisition fees payable to the advisor and broker dealer fees payable to PCC.

6.                                      Minority Interests

Minority interests relate to the advisor’s equity interest in the earnings/losses of the Operating Partnership.

7.                                      Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 290,000,000 shares of common stock with a par value of $.001 and 10,000,000 shares of preferred stock with a par value of $.001.  As of September 30, 2006, we have issued 2,127,587 shares of common stock for total gross proceeds of approximiately $17 million.

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

Effective January 1, 2006, the we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  On May 10, 2006, we granted our nonemployee directors nonqualified stock options to purchase an aggregate of 40,000 shares of common stock at an exercise price of $8.00 per share.  Outstanding stock options became immediately exerciseable in full on the grant date,  expire in ten years after the grant date, and have no intrinsic value as of September 30, 2006.  For the nine months ended September 30, 2006 and 2005, we amortized approximately $2,200 and none, respectively, of related compensation expense. For the three months ended September 30, 2006 and 2005, we did not incur any related compensation expense.  Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations

The Company records compensation expense for nonemployee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. These assumptions include the risk-free interest rate, the expected life of the options, the expected stock price volatility over the expected life of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. The assumptions used to estimate the fair value of options granted during the three and nine months ended September 30, 2006 and 2005 using the Black-Scholes option-pricing model were 5% dividend yield, a 4.99% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 5 years, and a volatility rate of 1.02%. There were 40,000 stock options granted on May 10, 2006 and none exercised during the nine months ended September 30, 2006. There were no stock options granted during the nine months ended September 30, 2005.

The expected life of the options is based on evaluations of expected future exercise behavior. The risk free interest rate is based on the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected term of the options at the date of the grant. Volatility is based on historical volatility of the Company’s stock. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected stock price volatility and the expected life of an option. Therefore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by a nonemployee director.

8.                                      Related Party Transactions

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the advisor on our behalf and will be reimbursed to the advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.   In no event will we have any obligation to reimburse the advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering.  As of September 30, 2006, approximately $2.2 million of organization and offering costs had been incurred by the advisor and its affiliates on behalf of us, of which $593,000 had been reimbursed by us, and the balance of approximately $1.6 million has been accrued as a payable to affiliates. Of the approximately $2.2 million of organization and offering costs incurred through September 30, 2006  approximately $2.1 million was recorded as a reduction of additional paid in capital and $109,932 has been expensed as organization costs. No organization and offering costs were reimbursed or recorded by us in 2005 because the Offering had not commenced.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the advisor acquisition fees in an amount equal to 2% of the gross proceeds of the Primary Offering.  We will pay the acquisition fees upon receipt of the gross proceeds from the Offering.  However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the advisor for direct costs the advisor incurs and amounts the advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the three and nine months ended September 30, 2006, the advisor earned $135,000 and $339,000 respectively in acquisition fees, which are capitalized as part of the cost our real estate investments.

Management Fees.  The advisory agreement requires us to pay the advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of the our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP.  In addition, we will reimburse the advisor for the direct costs and expenses incurred by the advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  For the three and nine months ended September 30, 2006, $11,000 and $13,000 respectively of asset management fees were expensed.  No asset management fees were incurred in prior periods.

Operating Expenses. The advisory agreement provides for reimbursement of our advisor’s direct and indirect costs of providing administrative and management services to us.  For the three and nine months ended September 30, 2006, $175,000 and $371,000 respectively of such costs were reimbursed.  The advisor must reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering and a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  PCC is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The advisory agreement requires the advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) are in excess of 13.5% of gross proceeds from the Offering. For the nine months ended September 30, 2006, PCC earned approximately $1.7 million in commissions and dealer manager fees.

9.                                      Credit Facility

On June 30, 2006, we entered into a Credit Agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during the offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  The Credit Agreement permits us to borrow up to $50,000,000 secured by real property at a borrowing rate based on LIBOR plus a margin ranging from 1.15% to 1.35% and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.  The principal balance is due on June 30, 2008.  The repayment of obligations under the Credit Agreement may be accelerated in the event of a default, as defined in the Credit Agreement.  In connection with documentation and closing the Credit Agreement, we have incurred financing costs totaling approximately $925,000.  These financing costs have been capitalized and will be amoritized over the life of the agreement.  For the three and  nine months ending September 30, 2006, $119,0000 of deferred financing costs have been expensed and included in interest expense in the condensed consolidated statements of operations.  As of September 30, 2006, no borrowings were outstanding under the credit facility.

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

10.          Commitments and Contingencies

We have entered into a definitive agreement (the “Mack Agreement”) to purchase an existing multi-tenant industrial park, known as Mack Deer Valley, for a purchase price of $23,150,000. As of May 15, 2006, our right to terminate the agreement without penalty expired, and our initial deposit became non-refundable.The property is newly constructed and consists of approximately 180,985 square feet of leasable space in two single-story buildings located in Phoenix, Arizona.In connection with the Mack Agreement, as of September 30, 2006, we have paid a $1 million deposit to an escrow agent, and we are obligated to pay additional escrow deposits of $250,000 each in November 2006 and January 2007. Under the terms of the Mack Agreement, in addition to the investment described above, we are obligated to pay certain closing costs, including, but not limited to attorney fees, certain title insurance premiums, survey costs, recording costs and one-half of the escrow charges.  The Mack Agreement closing date is January 22, 2007.  Although substantially all contingencies have been satisfied and we expect to close in accordance with the terms of the Mack Agreement, there can be no assurance that events will not arise that could prevent us from acquiring the property.

Environment Matters

We follow the policy of monitoring our properties for the presence of hazardous or toxic substances.  While there can be no assurance that a material environment liability does not exist, we  are not currently aware of any environmental liability with respect to the properties that would have a material effect on our financial condition, results of operations and cash flows.  Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the reording of a loss contingency.

Other

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business.  In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position and results of operations.

11.          Subsequent Events

We have entered into a definitive agreement (the “Goldenwest Agreement”) to purchase an existing industrial property known as 15172 Goldenwest Circle from  a non-related party, for a purchase price of $11,200,000.  As of October 11, 2006, our right to terminate the agreement without penalty expired and our initial deposit became non-refundable.The property consists of approximately 102,200 square feet of leasable space in one single-story building located on approximately 5.4 acres of land in Westminster, California.  The property is currently 100% leased to a single tenant. In connection with the Goldenwest Agreement, we paid a $300,000 deposit to an escrow, and under the terms of the Agreement, we are obligated to pay certain closing costs, including, but not limited to attorney fees, certain title insurance premiums, survey costs, recording costs and one-half of the escrow charges.

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

Results of Operations

We acquired our first real estate investment property on June 1, 2006, and our second property on June 28, 2006.  Revenue and property expenses related to these acquisitions totaled $112,000 and $59,000 for the nine months ended Septermber 30, 2006,  respectively. Operating results in future periods will be a function of the results of the operation of real estate investment properties that we acquire.  For the three and nine months ended September  2006, we engaged primarily in activities related to our stock offering and incurred general and administrative expenses of $340,000 and $952,000 respectively.  In 2005 , the company had not commenced operating activities.

Interest expense of $118,853 and $121,690 for the three and nine months ended September 30, 2006 respectively  consisted primary of amortization of deferred  financing costs .  Interest income of  $50,000 and $89,000 was earned from short-term investment of net offering proceeds which were available between the sale of our shares and purchase of our properties.

Liquidity and Capital Resources

As of September 30, 2006, we had issued 2,127,587 shares of common stock for total gross proceeds of approximately $ 17 million. Our principal demands for funds are expected to be for property acquisitions and for the payment of operating expenses and dividends.  Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

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

Contractual Obligations

The following table sets forth our contractual obligations or commercial commitments as of September 30, 2006.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase Obligations	$34,350,000	$34,350,000
Total	$34,350,000	$34,350,000

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

We are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002.  The efficacy of the steps we have taken to date and steps we still are in the process of completing are subject to continued management review supported by confirmation and testing by management.  We anticipate that additional changes may be made to our internal controls and procedures.  Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the period ended September 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th  day of November, 2006.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Terry G. Roussel
Terry G. Roussel, Chief Executive Officer

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)