Form 10-K
period 2006-12-31
Cornerstone Core Properties REIT, Inc.
filed 2007-03-21
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

As of June 30, 2006 (the last business day of the registrant’s second fiscal quarter), there were 1,279,758 shares of common stock held by non-affiliates of the registrant having an aggregate market value of $10,238,064.

As of March 16, 2007, there were 5,435,669 shares of common stock of Cornerstone Core Properties REIT, Inc. outstanding.

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

ITEM 1.  BUSINESS

Our Company

Cornerstone Core Properties REIT, Inc., a Maryland corporation, was formed on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate. We have qualified, and intend to continue to qualify, as a real estate investment trust (REIT) for federal tax purposes .

We are structured as an umbrella partnership REIT, referred to as an “UPREIT,” under which substantially all of our current and future business is, and will be, conducted through a majority owned subsidiary, Cornerstone Operating Partnership, L.P., a Delaware limited partnership, formed on November 30, 2004. We are the sole general partner of the operating partnership and have control over its affairs. .  As used in this report, “we,” “us” and “our” refer to Cornerstone Core Properties REIT, Inc. and its consolidated subsidiary except where the context otherwise requires.

Our advisor is Cornerstone Realty Advisors, LLC, a Delaware limited liability company. Some of our directors are also directors of our advisor and all of our officers are also officers of our advisor.  Our advisor has contractual and fiduciary responsibilities to us and our stockholders. Under the terms of the advisory agreement, our advisor will use commercially reasonable efforts to present to us investment opportunities and to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors.  Our advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making property acquisitions on our behalf.  Currently, there are no employees of Cornerstone Core Properties REIT, Inc. and its subsidiaries. All management and administrative personnel responsible for conducting our business are currently employed by our advisor and its affiliates.

From our formation through the end of the year ended December 31, 2005, our activities consisted solely of organizational activities, including preparing for and launching our initial public offering. On January 13, 2006, we commenced our public offer and retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the advisor, to serve as the dealer manager for the Offering.  As of December 31, 2006, excluding shares issued under the distribution reinvestment plan, a total of 4,299,045 shares of our common stock had been sold in the Offering for aggregate gross proceeds of approximately $34.4 million.

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

•                  list our stock for trading on a national securities exchange or the Nasdaq Global Market;

•                  seek stockholder approval to begin an orderly liquidation of our assets and distribute the available proceeds of such sales to our stockholders; or

•                  seek stockholder approval of another liquidity event such as a sale of our assets to or a merger with another entity.

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

Acquisition Activity

From our inception through December 31, 2006, we acquired four properties, three in the Los Angeles metropolitan area and one in the Phoenix metropolitan area, for a total estimated cost of approximately $36.0 million, including acquisition fees paid to our advisor.  We acquired a fifth property, located in Phoenix, in January 2007 for a total estimated cost of $23.4 million, including acquisition fees paid to our advisor.  These properties were acquired using net proceeds from our public equity offering and borrowings under our revolving credit facility.

Significant Tenants

One of our properties, Goldenwest Circle, is occupied by a single tenant under a lease that will expire on April 30, 2008. The lease is renewable at the option of the tenant for one additional five year period at an annual rate that is the greater of $7.63 per square foot or 90% of the market rental value of the property, with a 7.5% increase in the 30th month.  This tenant accounted for approximately 30% of our 2006 annualized based rental revenue.

Employees

We have no employees and our executive officers are all employees of our advisor’s affiliates. Substantially all of our work is performed by employees of our advisor’s affiliates.

Available Information

Information about us is available on our website (http:// www.cornerstonerealestatefunds.com). We make available, free of charge, on our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. These materials are also available at no cost in print to any person who requests it by contacting our Investor Services Department at 1920 Main Street, Suite 400, Irvine, California 92614; telephone (877) 805-3333. Our filings with the SEC will be available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Room 1580, Washington D.C. Please call the SEC at (800) SEC-0330 for further information about the public reference rooms.

ITEM 1A.  RISK FACTORS

General

Our limited operating history makes it difficult for you to evaluate us.

We have a limited operating history. The past performance of other real estate investment programs sponsored by affiliates of our advisor may not be indicative of the performance we will achieve. We were formed on October 22, 2004 in order to invest primarily in investment real estate. We have acquired five properties as of the date of this report and generated limited income, cash flow, funds from operations or funds from which to make distributions to our shareholders.

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

We may not generate sufficient cash for distributions. The cash distributions our stockholders receive may be less frequent or lower in amount than expected.

If the rental revenues from the properties we own do not exceed our operational expenses, we may not be able to make cash distributions until such time as we sell a property. We currently expect to make distributions to our stockholders monthly, but may make distributions quarterly or not at all.. All expenses we incur in our operations, including payment of interest to temporarily finance properties acquisitions,  are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot determine how long it may take to generate sufficient available cash flow to make distributions or that sufficient cash will be available to make distributions. We may borrow funds to enable us to make distributions. With no prior operations, we cannot predict the amount of distributions our stockholders may receive. We may be unable to pay or maintain cash distributions or increase distributions over time.

We have, and may in the future, pay distributions from sources other than cash provided from operations.

We declared distributions of $586,330 during the twelve months ended December 31, 2006. Net cash used in operating activities during the same period was $139,513. Because we did not have sufficient positive cash flow from operations during the twelve months ended December 31, 2006, we paid these distributions using proceeds from our public offering.  Until proceeds from this offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced.

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

Risks Related to Conflicts of Interest

Our advisor will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could limit our investment opportunities and impair our ability to make distributions.

We rely on our advisor to identify suitable investment opportunities. We may be buying properties at the same time as other entities that are affiliated with or sponsored by our advisor. Other programs sponsored by our advisor or its affiliates also rely on our advisor for investment opportunities. Many investment opportunities would be suitable for us as well as other programs. Our advisor could direct attractive investment opportunities or tenants to other entities. Such events could result in our investing in properties that provide less attractive returns, thus reducing the level of distributions that we may be able to pay to our stockholders.

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

Kirkpatrick & Lockhart Preston Gates Ellis LLP is counsel both to us and to our advisor and its affiliates, including Pacific Cornerstone Capital, Inc. As discussed above, there is a possibility that the interests of the various parties may conflict. If we do not obtain separate counsel when our interests conflict with those of our advisor and its affiliates, our counsel’s loyalties to our advisor and its affiliates could interfere with its independent professional judgment in considering alternatives that we should pursue, which could result in our pursuing courses of action that are not in our stockholders’ best interests.

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

Our advisor and its affiliates will perform services for us in connection with the offer and sale of our stock, the selection and acquisition of our properties, and possibly the management and leasing of our properties. They will be paid significant fees for these services, which will reduce the amount of cash available for investment in properties and distribution to stockholders. The fees to be paid to our advisor and its affiliates were not determined on an arm’s-length basis. We cannot assure you that a third-party unaffiliated with our advisor would not be willing to provide such services to us at a lower price. The expenses we incur in connection with the offer and sale of our stock, excluding acquisition fees and expenses, may exceed the amount we expect and could be as high as 13.5% of gross proceeds.  These fees increase the risk that the amount available for payment of distributions to our stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares of stock.

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

Risks Associated with Debt Financing

We have used temporary acquisition financing to acquire properties and otherwise incur other indebtedness, which will increase our expenses and could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

We used temporary acquisition financing to acquire two of the four properties we own as of December 31, 2006 and to acquire an additional property in January 2007.  We may continue to use temporary acquisition financing to acquire additional properties.  This will enable us to acquire properties before we have raised offering proceeds for the entire purchase price. We plan to use subsequently raised offering proceeds to pay off the temporary acquisition financing.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we have enter into contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our advisor. These or other limitations may limit our flexibility and prevent us from achieving our operating plans.

High levels of debt or increases in interest rates could increase the amount of our loan payments, reduce the cash available for distribution to stockholders and subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

Our policies do not limit us from incurring debt. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. Interest we pay could reduce cash available for distribution to stockholders. Additionally, variable rate debt could result in increases in interest rates which would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in a loss.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

As of December 31, 2006, we owned four properties.

Property	Location	Date Purchased
2111 South Industrial Park	North Tempe, Arizona	June 1, 2006
Shoemaker Industrial Buildings	Santa Fe Springs, California	June 30, 2006
15172 Goldenwest Circle	Westminster, California	December 1, 2006
20100 Western Avenue	Torrance, California	December 1, 2006

We purchased 2111 South Industrial Park and Shoemaker Industrial Building for all cash with no debt financing.  The purchases of Goldenwest Circle and 20100 Western Avenue were funded with net proceeds raised from our public offering and $20.2 million of borrowings under our credit agreement with HSH Nordbank AG, New York Branch

Following are descriptions of our properties:

2111 South Industrial Park, North Tempe, Arizona

On June 1 2006, we purchased an existing multi-tenant industrial property, known as 2111 South Industrial Park for approximately $2.1 million. The property is a 26,800 square foot industrial building located in a master planned business park environment in the North Tempe submarket of Phoenix.  The property is currently 100% leased at an average annual rent of $6.77 square foot to 13 tenants ranging in size from 1,600 to 2,800 square foot.

The following table sets forth lease expiration information for the next five years for those leases in place at December 31, 2006:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2007	5	8,400	63,792	31.34%	35.20%
2008	9	16,800	106,032	62.69%	58.40%
2009	1	1,600	11,568	5.97%	6.40%
2010	—	—	—	—	—
2011	—	—	—	—	—
	15	26,800	181,392	100.00%	100.00%

Shoemaker Industrial Buildings. Santa Fe Springs, California

On June 30, 2006, we purchased Shoemaker Industrial Building for approximately $2.5 million.  The property consists of approximately 18,921 square feet of leasable space in three single-story buildings located on approximately one acre of land in Santa Fe Springs, California. The property is currently 100% leased at an average annual rent of $8.77 per square foot to 4 tenants whose spaces range in size from approximately 4,600 square feet to 5,121 square feet.

The following table sets forth lease expiration information for the next five years for those leases in place at December 31, 2006:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2007	—	—	—	—	—
2008	2	9,200	82,254	48.62%	49.60%
2009	1	4,600	39,236	24.31%	23.60%
2010	1	5,121	44,492	27.07%	26.80%
2011	—	—	—	—	—
	4	18,921	165,982	100.00%	100.00%

15172 Goldenwest Circle,  Westminister, California

On December 1, 2006, we purchased 15172 Goldenwest Circle for approximately $11.2 million.  The property consists of one building is leased to a single tenant, a provider of steel and concrete construction products for residential, commercial and government contractors.   The lease expires on April 30, 2008, and is renewable at the option of the tenant for one additional five year period at an annual rate that is the greater of $7.63 per square foot or 90% of the market rental value of the property, with a 7.5% increase in the 30th month

20100 Western Avenue, Torrance, California

On December 1, 2006, we purchased the 20100 Western Avenue property for approximately $19.7 million.  The property is currently 100% leased at an average annual rent of $11.16 per square foot to five tenants ranging in size from 11,700 to 29,800 square feet.

The following table sets forth lease expiration information for the next five years for those leases in place at December 31, 2006:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2007	1	11,722	108,874	10.07%	8.30%
2008	—	—	—	—	—
2009	2	22,068	183,511	18.95%	14.00%
2010	—	—	—	—	—
2011 and thereafter	3	82,643	1,018,813	70.98%	77.70%
	6	116,433	1,311,198	100.00%	100.00%

ITEM 3.   LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may become subject to legal proceeding, claims, or disputes.  As of the date hereof, we are not a party to any pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the period covered by this report, there was no established public trading market for our shares of common stock.

In order for NASD members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our ongoing public offering, we are required pursuant to NASD Rule 2710(f)(2)(M) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the deemed value is $8.00 per share as of December 31, 2006. There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $8.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our company. Such a distribution upon liquidation is likely to be less than $8.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees. We do not currently anticipate obtaining appraisals for the properties we acquire, and accordingly, the deemed values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties.

Stock Repurchase Program

Our board of directors has adopted a stock repurchase program that enables our stockholders to sell their stock to us in limited circumstances. Our board of directors may amend, suspend or terminate the program at any time upon thirty (30) days prior notice to our stockholders.

As long as our common stock is not listed on a national securities exchange or the Nasdaq National Market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed. At that time, we may, subject to the conditions and limitations described below, redeem the shares of stock presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption.  Currently, amount that we may pay to redeem stock will be the redemption price set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 2	90% of your purchase price
2 or more but less than 3	95% of your purchase price
Less than 3 in the event of death	100% of your purchase price
3 or more but less than 5	100% of your purchase price
5 or more	Estimated liquidation value

The estimated liquidation value for the repurchase of shares of stock held for 5 or more years will be determined by our advisor or another person selected for such purpose and will be approved by our board of directors. The stock repurchase price is subject to adjustment as determined from time to time by our board of directors. At no time will the stock repurchase price exceed the price at which we are offering our common stock for sale at the time of the repurchase.

During our initial public offering and each of the first five years following the closing of the offering, we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our distribution reinvestment plan or (ii) 5% of the number of shares outstanding at the end of the prior calendar year.

Stockholders

As of March 16, 2007, we had approximately 5,435,669 shares of common stock outstanding held by approximately 1,370 stockholders of record.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income.  Until proceeds from our offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow. Our board generally declares distributions on a quarterly basis, portions of which are paid on a monthly basis.  Monthly distributions are paid based on daily record and distribution declaration dates so our investor will be entitled to be paid distributions beginning on the day that they purchase shares.

During 2006, our board of directors declared a distribution in the amount of $0.0340 per share to each stockholder of record as of March 31, 2006.  For the second, third and fourth quarters of 2006, our board of directors declared distributions equal to $0.00109589 per share, per day, which equaled a 5.0% annualized rate on an investment of $8.00 per share.  For the year ended December 31, 2006, approximately $586,330 of distributions were declared.

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

Recent Sales of Unregistered Securities

In connection with our incorporation, on November 9, 2004 we issued 125 shares of our common stock to Terry G. Roussel, an affiliate of our advisor, for $1,000 cash in a private offering exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

Our registration statement (SEC File No. 333-121238) for our initial public offering of up to 44,400,000 shares of our common stock at $8.00 per share and up to 11,000,000 additional shares at $7.60 per share pursuant to our distribution reinvestment plan was declared effective on September 22, 2005.  The aggregate offering amount of the shares registered for sale in our initial public offering, assuming the maximum number of shares is sold, is $438,800,000.  The offering commenced on January 13, 2006 and has not terminated.  We have sold 4,299,045 shares of common stock as of December 31, 2006.  In addition, we have issued 29,141 shares of under our distribution reinvestment plan as of December 31, 2006.

As of December 31, 2006, excluding issuance of  29,141 shares under our distribution reinvestment plan, we had sold approximately 4,299,045 shares of common stock in our ongoing offering, raising gross offering proceeds of approximately $34.4 million.  From this amount, we incurred approximately $3,414,666 in selling commissions and dealer manager fees payable to our dealer manager and approximately $687,689 in acquisition fees payable to our advisor.  We used approximately $15.8 million of the net offering proceeds to acquire properties as of December 31, 2006.

Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2007 annual meeting of stockholders.

Issuer Purchases of Equity Securities

There were no shares eligible for repurchase under our stock purchase program during 2006 and, accordingly, no shares were purchased during 2006.

ITEM 6.  SELECTED FINANCIAL DATA

The following should be read with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto.

	As of December 31,
	2006	2005	2004
Balance Sheet Data:
Total assets	$50,012,097	$224,399	$1,000
Investments in real estate, net	35,946,532	—	—
Stockholders’ equity (deficit)	26,719,486	(93,330)	1,000

	Year Ended December 31,		October 22 (date of inception to
	2006	2005	December 31, 2004
Operating Data:
Revenues	$404,460	$—	$—
General and administrative expense	1,331,698	95,134	—
Net loss	(1,305,383)	(94,330)	—
Net loss per common share, basic and diluted (1)	$(1.58)	$(754.64)	—
Dividends declared	$586,330	$—	—
Dividends per common share (1)	$0.71	$—	—
Weighted average number of shares outstanding (1):
Basic and diluted	827,147	125	125

Other Data:
Cash flows used in operating activities	$(139,513)	$(83,658)	$—
Cash flows used in investing activities	$(37,447,189)	$—	—
Cash flows provided by financing activities	$48,510,116	$200,000	$1,000

(1)          Net loss and dividends per share are based upon the weighted average number of shares of common stock outstanding.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

Overview

We were incorporated on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate. Prior to commencing our initial public offering on January 6, 2006, we had approximately $200,000 in assets and no real estate operations. In February 2006, we received the minimum offering amount of $1,000,000 and in June 2006, we began acquiring real estate assets. During 2006, we raised approximately $34.4 million of gross proceeds from the sale of 4.3 million shares of our common stock, and we acquired four real estate properties.

Accordingly, our results of operations for the years ended December 31, 2006 reflect growing operational revenues and expenses resulting from the acquisition of properties and interest expense resulting from the use of acquisition financing.

Results of Operations

Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of owning the assets acquired during 2006 for an entire year and as a result of anticipated future acquisitions of real estate assets.

In the year ended December 31, 2006, we had received $34.4 million of gross proceeds from our initial of offering of common stock and acquired four properties.  Two properties were purchased in June 2006 and two properties were purchased in December 2006.  The results of our operations presented for the year December 31, 2006 are not directly comparable with the year ended December 31, 2005 and the period from inception (October 22, 2004) to December 31, 2004.  In 2005, our operating results consisted primarily of general and administrative expenses associated with insurance and third party professional, legal and accounting fees related to our periodic reporting requirements under the Securities Act of 1934.

We have no paid employees and are externally advised and managed by Cornerstone Realty Advisors, LLC.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Rental revenues increased to $404,460, property operating and maintenance expense increased to $102,398 and depreciation increased to $99,066 in 2006.  We earned no rental revenue and incurred no property operating and maintenance or depreciation expense in 2005

General and administrative expenses increased to $1,331,698 in 2006 from $95,134 in 2005.  The increase is primarily attributable to higher professional fees and advisor administrative expense reimbursement associated with a full year of operations and regulatory reporting, and the addition of  lender reporting obligations in 2006.

Interest income increased to $203,123 in 2006 from $1,154 in 2005 due to higher cash available for investment from the net proceeds of our public offering, which commenced in 2006.

Interest expense increased to $391,275 in 2006 from $0 in 2005 due primarily to temporary financing used to facilitate the acquisition of two of our real estate investments.

Year Ended December 31, 2005 Compared to Period from Inception (October 22, 2004) to December 31, 2004

As of December 31, 2005, we had not received any proceeds from our initial public offering of our common stock and had not acquired any real estate assets.  Accordingly, the results of our operations for the year ended December 31, 2005 and the period from inception to December 31, 2004 are indicative of an early-stage enterprise.

Liquidity and Capital Resources

We expect that primary sources of capital over the long term will include net proceeds from the sale of our common stock and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements and leasing commissions, for the payment of operating expenses, including interest expense on any outstanding indebtedness, and for the payment of distributions.

As of December 31, 2006, excluding shares issued under the distribution reinvestment plan, a total of 4,299,045 shares of our common stock had been sold in the Offering for aggregate gross proceeds of approximately $34.4 million.   At that date, we had approximately $11.0 million in cash and cash equivalents on hand and approximately $29.8 million available under our acquisition credit facility with HSH Nordbank.  Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

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

We are currently dependent on our advisor to fund a portion of our organization and offering activities because we have not raised sufficient capital to pay all of these expenses and because the amount we can spend on organization and offering expenses is limited by our charter.  At December 31, 2006, our advisor had incurred $2.59 million of organization and offering costs on our behalf.  Of this amount, $1.2 million had been reimbursed to our advisor.  Organization and offering expenses (other than sales commissions and dealer manager fees) consist of all expenses incurred by us or on our behalf in connection with our initial public offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to: (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.  Our advisor will advance us money for these organization and offering expenses or pay those expenses on our behalf. Our advisor will not charge us interest on these advances. We will repay these advances and reimburse our advisor for expenses paid on our behalf using the gross proceeds of our initial public offering, but in no event will we have any obligation to reimburse our advisor for these costs totaling in excess of 3.5% of the gross proceeds from our primary offering. Our advisor will pay all of our organization and offering expenses described above that are in excess this 3.5% limitation.  In addition, our advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur, exceed  13.5% of the gross proceeds from our initial public offering.

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

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national or regional economic conditions affecting real estate generally, which we anticipate may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties

Election as a REIT

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for the year ended December 31, 2006.  Under the Internal Revenue Code of 1986, we will not be subject to federal income tax on income that we distribute to our stockholders. REITs are subject to numerous organizational and operational requirements in order to avoid taxation as a regular corporation, including a requirement that they generally distribute at least 90% of their annual taxable income to their stockholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Our failure to qualify as a REIT could result in us having a significant liability for taxes.

Other Liquidity Needs

Property Acquisitions

We expect to purchase properties and have expenditures for capital improvements, tenant improvements and lease commissions in the next twelve months, however, those amounts cannot be estimated at this time. We cannot assure, however, that we will have sufficient funds to make any acquisitions or related capital expenditures at all.

Debt Service Requirements

On June 30, 2006, we entered into a Credit Agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during the offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds. The Credit Agreement permits us to borrow up to $50,000,000 secured by real property at a borrowing rate based on LIBOR plus a margin ranging from 1.15% to 1.35% and requires payment of a usage premium of up to 0.15% and an annual administrative fee. We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital. We are entitled to prepay the obligations at any time without penalty. The principal balance is due on June 30, 2008. The obligations under the Credit Agreement may be accelerated in the event of a default as defined in the Credit Agreement. In connection with documentation and closing the Credit Agreement, we have paid fees and expenses totaling approximately $934,000.  As of March 2, 2007, the outstanding balance of borrowings under this credit facility was approximately $36.6 million.

Contractual Obligations

The following table reflects our contractual obligations as December 31, 2006, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$20,180,000	—	$20,180,000	—	—
Purchase Obligations (1)	$23,150,000	$23,150,000	—	—	—

(1)  As of December 31, 2006, we had an agreement to purchase the property known as Mack Deer Valley property for a purchase price of $23,150,000.  The acquisition was completed on January 22, 2007.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

On January 22, 2007, we purchased a 180,985 square foot industrial property known as Mack Deer Valley, located in  Phoenix, Arizona from an unaffiliated party, for approximately $23.2 million, including estimated closing costs.  The purchase price of the property was funded with net proceeds raised from our public offering and $16.4 million of borrowings under our credit agreement with HSH Nordbank AG, New York Branch.

In 2007 through March 16, 2007, we sold an additional 1,075,235 shares of our stock for gross offering proceeds of approximately $8.6 million.

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

Income Taxes

We expect to make an election to be taxed as a REIT for federal income tax purposes beginning with its taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT, beginning with our taxable year ending December 31, 2006, and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT in subsequent tax years for federal income tax purposes.   Due to the early stage of our operations, during 2006, all distributions constituted the return of capital.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently in the process of assessing the provisions of FIN 48; however, we do not expect the adoption of this interpretation in the first quarter of 2007 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission, or the SEC, released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years begining after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159 in the first quarter of 2008 on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments.  We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by its nature, are subject to interest rate fluctuations.  However, we expect that the primary market risk to which we will be exposed is interest rate risk relating to our credit facility.

Our credit facility permits us to borrow up to $50,000,000 secured by real property at a borrowing rate based on LIBOR plus a margin ranging from 1.15% to 1.35% and requires payment of a usage premium of up to 0.15% and an annual administrative fee. We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital. As of March 1,  2007, we have an outstanding of approximately $36.6 million loan payable due to HSH Nordbank AG, New York Branch.

We may be exposed to the effects of interest rate changes primarily as a result of debt under our credit facility used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by considering using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2006, we had borrowed approximately $20.2 million  under our credit facility. This and future borrowing on the credit facility and is subject to a variable rate through its maturity date of June 30, 2008. An increase in the variable interest rate on the facility constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders. During the period from January 1, 2007 through March 12, 2007, 30-day LIBOR has remained flat. However, there can be no assurance that this rate will not increase. Based on the debt outstanding as of December 31, 2006, a 1% change in interest rates would result in a change in interest expense of approximately $ 200,000 per year.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the creditworthiness of tenants. All of these factors may also affect our ability to refinance our debt if necessary.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits, Financial Statement Schedules.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

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

We are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002. The efficacy of the steps we have taken to date and steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by management and by our auditors.  We anticipate that additional changes may be made to our internal controls and procedures.   Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the quarter ended December 31,2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2007.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and Period from October 22, 2004 (date of inception) to December 31,2004

Consolidated Statements of Stockholders’Equity (Deficit) for the Years Ended December 31, 2006, 2005 and Period from October 22, 2004 (date of inception) to December 31,2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and Period from October 22, 2004 (date of inception) to December 31, 2004

Notes to Financial Statements

(2) Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation

(3) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cornerstone Core Properties REIT, Inc.

We have audited the accompanying consolidated balance sheets of Cornerstone Core Properties REIT, Inc. and subsidiaries  (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006, 2005 and for the period from October 22, 2004 (date of inception) through December 31, 2004. Our audit also included the financial statement schedule listed in the index at item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Core Properties REIT, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and for the period from October 22, 2004 (date of inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 20, 2007

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$11,040,756	$117,342
Investments in real estate
Land	16,310,000
Buildings and improvements, net	18,416,106	—
Intangible lease assets, net	1,331,124	—
	36,057,230	—
Deferred acquisition costs and deposits	1,599,155	—
Deferred financing costs, net	696,667	—
Receivable from related parties	—	14,500
Other assets, net	618,289	92,557
Total assets	$50,012,097	$224,399

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Notes payable	$20,180,000	$—
Accounts payable and accrued liabilities	518,893	113,591
Payable to related parties	1,954,522	3,788
Prepaid rent and security deposits	202,213	—
Intangible lease liability, net	110,698	—
Distribution payable	145,761	—
Total liabilities	23,112,087	117,379

Minority interest	180,524	200,350

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at December 31, 2006 and 2005	—	—
Common stock, $.001 par value; 290,000,000 shares authorized; 4,328,186 and 125 shares issued and outstanding at December 31, 2006 and 2005, respectively	4,328	—
Additional paid-in capital	28,114,871	1,000
Accumulated deficit	(1,399,713)	(94,330)
Total stockholders’ equity (deficit)	26,719,486	(93,330)
Total liabilities, minority interest and stockholders’ equity (deficit)	$50,012,097	$224,399

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006, 2005 and Period From October 22, 2004 (date of inception) to December 31, 2004

	Year ended December 31,		October 22, (date of inception)
	2006	2005	to December 31,2004
Revenues:
Rental revenues	$404,460	$—	$—
	404,460	—	—
Expenses:
Property operating and maintenance	102,398	—	—
General and administrative	1,331,698	95,134
Depreciation and amortization	99,066	—
	1,533,162	95,134	—

Operating loss	(1,128,702)	(95,134)	—

Interest Income	203,123	1,154
Interest Expense	(391,275)	—
Loss before minority interest	(1,316,854)	(93,980)	—

Minority interest	11,471	(350)
Net loss	$(1,305,383)	$(94,330)	$—

Loss per share - basic and diluted	$(1.58)	$(754.64)	$—
Weighted average number of common shares	827,147	125	125

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

For the Year Ended December 31, 2006, 2005 and Period From October 22, 2004 (date of inception) to December 31, 2004

	Preferred Stock		Common Stock
	Number of Shares	Preferred Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE — October 22, 2004 (date of inception)	—	$—	—	$—	$—	$—	$—

Issuance of common stock	—	—	125	—	1,000	—	1,000
BALANCE — December 31, 2004			125	—	1,000	—	1,000

Net loss	—	—	—	—	—	(94,330)	(94,330)

BALANCE — December 31, 2005	—	—	125	—	1,000	(94,330)	(93,330)
Issuance of common stock			4,328,061	4,328	34,608,622		34,612,950
Stock-based compensation expense					2,200	—	2,200
Offering costs	—	—	—	—	(5,910,621)	—	(5,910,621)
Dividends declared			—	—	(586,330)	—	(586,330)
Net loss	—	—	—	—	—	(1,305,383)	(1,305,383)
BALANCE — December 31, 2006	—	$—	4,328,186	$4,328	$28,114,871	$(1,399,713)	$26,719,486

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and Period From October 22, 2004 (date of inception) to December 31, 2004

	Year Ended December 31,		October 22, (date of inception) to December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(1,305,383)	$(94,330)	$—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	237,600	—	—
Depreciation and amortization	99,066	—	—
Straight line rents and amortization of acquired above/below market lease intangibles	(5,256)	—	—
Stock-based compensation expense	2,200	—	—
Minority interest	(11,471)	350	—
Change in operating assets and liabilities:
Accounts receivables	(73,239)	—	—
Receivable from and paybles to related parties	621,446	(10,713)	—
Other assets	(101,421)	(92,557)	—
Accounts payable, accrued expenses and other	396,945	113,592	—
Net cash used in operating activities	(139,513)	(83,658)	—

Cash flows from investing activities:
Real estate acquisitions	(35,763,186)	—	—
Additions to real estate	(84,848)	—	—
Deferred acquisition costs and fees	(349,155)	—	—
Escrow deposits	(1,250,000)	—	—
Net cash used in investing activities	(37,447,189)	—	—

Cash flows from financing activities
Issuance of common stock	34,391,478	—	1,000
Issuance of operating partnership units	—	200,000	—
Proceeds from notes payable	20,180,000	—	—
Other receivables	(341,166)	—	—
Offering costs	(4,566,832)	—	—
Distribution paid	(219,097)	—	—
Deferred financing costs	(934,267)	—	—
Net cash provided by financing activities	48,510,116	200,000	1,000

Net Increase in Cash and Cash Equivalents	10,923,414	116,342	1,000
Cash and Cash Equivalents - beginning of period	117,342	1,000	—
Cash and Cash Equivalents- end of period	$11,040,756	$117,342	$1,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$116,596	—	—
Supplemental Disclosure of Noncash Activities:
Distributions declared not paid	137,405	—	—
Distributions reinvested	221,472	—	—
Payables to related parties	1,343,789	—	—
Accrued dividend to minority interest	8,356	—	—
Security deposits assumed upon acquisition of real estate	202,213	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2006, 2005 and Period From October 22, 2004 (date of inception)—December 31, 2004

1.              Organization

Cornerstone Core Properties REIT, Inc., a Maryland corporation , was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  We are newly formed and are subject to the general risks associated with a start-up enterprise, including the risk of business failure.  Subject to certain restrictions and limitations, our business is managed by an affiliate, Cornerstone Realty Advisors, LLC, a Delaware limited liability company that was formed on November 30, 2004 (the “advisor”) pursuant to an advisory agreement.

On November 9, 2004, Terry G. Roussel, an affiliate of the advisor, purchased 125 shares of common stock for $1,000 and became our initial stockholder.  Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $.001 and 10,000,000 shares of preferred stock with a par value of $.001.

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At December 31, 2006, we owned 99.37% general partner interest in the Operating Partnership while the advisor owned a 0.63% limited partnership interest.  We anticipates that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.                 Public Offering

On January 6, 2006, we commenced a public offering of a minimum of 125,000 shares  and a maximum of 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale to the public (the “Primary Offering”) and 11,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).  We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the advisor, to serve as the dealer manager for the Offering.  PCC is responsible for marketing our shares being offered pursuant to the Offering.  On February 28, 2006, offering proceeds exceeded the $1,000,000 offering minimum and proceeds were released to us from escrow.

We intend to invest the net proceeds from the Offering primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  As of December 31, 2006, a total of 4.3 million shares of our common stock had been sold for aggregate gross proceeds of $34.4 million.

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

Real Estate

We account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (“FAS 141”).  The results of operations of  acquired properties are included in our Consolidated Statements of Operation after the date of acquisition.  Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value of the building is depreciated over an estimated useful life of 39 years.  The value of tenants improvements is depreciated generally the shorter of lease term or useful life.

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

We amortize the value of in-place leases and above and below market leases over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and above or below market lease value would be charged to expense. The estimated useful lives for lease intangibles range from 1 month to 5 years.

Amortization associated with the lease intangible assets and liabilities for the years ended December 31, 2006, 2005 and 2004 were $27,846, $0 and $0, respectively

Anticipated amortization for each of the five following years ended December 31, 2006 is as follows:

Lease Intangibles
2007	$274,616
2008	238,962
2009	236,440
2010	238,976
2011	216,428

As of December 31, 2006, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	In-Place Lease	Acquired Above Market Leases	Acquired Below Market Leases
Cost	$18,491,975	$397,415	$971,528	$(120,671)
Accumulated depreciation and amortization	(75,869)	(20,627)	(17,192)	9,973
Net	$18,416,106	$376,788	$954,336	$(110,698)

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

Other Assets

Other assets consisted primarily of accounts receivable from amounts held back by HSH Nordbank to facilitate the debt financing of two properties.    Other assets also includes interest receivable from cash invested in government backed securities and investment-grade short-term instruments.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in connection with a credit agreement. As of December 31, 2006, we had incurred approximately $934,000 of deferred financing costs which were capitalized and will be amortized over the term of the credit facility.  For the year ended December 31, 2006, approximately $237,600 has been amortized to expense. No deferred financing costs where incurred or expensed in 2005 and 2004.

Consolidation Considerations for Our Investments in Joint Ventures

The FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity.  Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE).  We evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate.

Revenue Recognition and Valuation of Receivables

Our  revenues, which  comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease.  Since our leases provide for rental increases at specified intervals, we are required to straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms.

Depreciation of Real Property Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets.  We consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our assets is being charged to expense on a straight-line basis over the assigned useful lives.

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

Minority Interest in Consolidated Subsidiary

Due to our control through our general partnership interest in the Operating Partnership and our majority ownership, the Operating Partnership is consolidated with us and the limited partner interest is reflected as minority interest in the accompanying balance sheets.

Income Taxes

We will be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code) beginning with its taxable year ending December 31, 2006.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

During the year ended December 31, 2006, we generated a deferred tax asset of approximately $447,730. Because we intend to qualify as a REIT in 2006 which would not allow for the realization of the deferred tax asset, a valuation allowance of a like amount was recorded.

Due to the early stage of our operations, during 2006, all distributions constituted the return of capital.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments. Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At December 31, 2006, we had cash accounts in excess of FDIC insured limits.

One of our properties, Goldenwest Circle, is occupied by a single tenant under a lease which will expire on April 30, 2008.  This tenant accounted for approximately 30% of our 2006 annualized based rental revenue.

As of December 31, 2006, we owned three properties in state of California (Southern California) and one property in the state of Arizona (North Tempe).  Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.

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

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, deferred acquisition costs and deposits, other assets, prepaid rent, security deposits, amounts due from/to related parties, accounts payable and accrued expenses and notes payable. We consider the carrying values of cash and cash equivalents, deferred acquisition costs and deposits, other assets, due from/to related parties, accounts payable, accrued expenses, prepaid rent and security deposits, and notes payable to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization as well as the variable interest rate for notes payable.

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

Net loss per share is calculated as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Net loss	$(1,305,383)	$(94,330)
Net loss per share — basic and diluted	$(1.58)	$(754.64)
Weighted average number of shares outstanding — basic and diluted	827,147	125

We follow SFAS No. 123(R), Share-Based Payment, to account for our stock compensation pursuant to our 2006 Employee and Director Incentive Stock Plan. See Note 7, Stockholders’ Equity.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently in the process of assessing the provisions of FIN 48; however, we do not expect the adoption of this interpretation in the first quarter of 2007 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission, or the SEC, released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is for fiscal years begining after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159  in the first quarter of 2008 on our consolidated financial statements.

4.                 Investments in Real Estate

On June 1, 2006 we purchased an existing multi-tenant industrial property known as 2111 South Industrial Park located in Phoenix, Arizona for approximately $2.1 million.  The property contains a total of 26,800 leasable square feet. We purchased this property for all cash, without debt financing.

On June 28, 2006 we purchased an existing multi-tenant industrial property known as the Shoemaker Industrial Buildings located in Santa Fe Springs, California for approximately $2.5 million.  The property contains a total of 18,921 leasable square feet in four single-story buildings. We purchased this property for all cash, without debt financing.

On December 1, 2006, we purchased an 116,223 square foot industrial property known as 20100 Western Avenue, located in Torrance, California, for approximately $19.7 million and a 102,000 square foot industrial property known as 15172 Goldenwest Circle located in Westminster, California for approximately $11.2 million.   The purchase price of the properties was funded with net proceeds raised from our public offering and $20.2 million of borrowings under our credit agreement with HSH Nordbank AG, New York Branch.

5.             Receivable from and Payable to Related Parties

Receivable from related parties at December 31, 2005, resulted from payments made by us for services received that were accounted for as deferred organization and offering costs by an affiliate of the advisor.  Accordingly, these amounts were reimbursed by the advisor.

Accounts payable at December 31, 2006 to related parties consists of organizational and offering costs and acquisition fees payable to the advisor and broker dealer fees payable to PCC.

6.              Minority Interests

Minority interests relate to our advisor’s equity interest in the earnings/losses of the Operating Partnership.

7.              Stockholders’ Equity

Common Stock

Our articles of incorporation authorize 290,000,000 additional shares of common stock with a par value of $.001 and 10,000,000 shares of preferred stock with a par value of $.001.  As of December 31, 2006, we have issued approximately 4.3 million shares of common stock for a total of approximately $34.4 million of gross proceeds.

Distribution Reinvestment Plan

 We have adopted a distribution reinvestment plan that allow our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.   We have registered 11,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share.  At December 31, 2006, approximately 29,000 shares had been issued under the distribution reinvestment plan.   We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to participants.

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

Effective January 1, 2006, the we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  On May 10, 2006, we granted our nonemployee directors nonqualified stock options to purchase an aggregate of 40,000 shares of common stock at an exercise price of $8.00 per share.  Outstanding stock options became immediately exercisable in full on the grant date, expire in ten years after the grant date, and have no intrinsic value as of  December 31, 2006.  For the year ended December 31, 2006, we amortized approximately $2,200, of related non-cash compensation expense. There was no related compensation expense for the years ended December 31, 2005 and 2004. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations

We record compensation expense for nonemployee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. These assumptions include the risk-free interest rate, the expected life of the options, the expected stock price volatility over the expected life of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. The assumptions used to estimate the fair value of options granted during year ended December 31, 2006 using the Black-Scholes option-pricing model were 5% dividend yield, a 4.99% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 5 years, and a volatility rate of 1.02%. No stock options were exercised or canceled during the year ended December 31, 2006. There were no stock options granted during 2005 or 2004.

The expected life of the options is based on evaluations of expected future exercise behavior. The risk free interest rate is based on the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected term of the options at the date of the grant. Volatility is based on historical volatility of our stock. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected stock price volatility and the expected life of an option. Therefore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by a nonemployee director.

Equity Compensation Plan Information

Our equity compensation plan information as of December 31, 2006 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	40,000	$8.00	See footnote (1)
Equity compensation plans not approved by security holders	—	—	—
Total	40,000	$8.00	See footnote (1)

(1)          Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to ten percent (10%) of our outstanding common stock.  The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000.  As of December 31, 2006, there were 4,328,186 shares of our common stock issued and outstanding.

8.              Related Party Transactions

Our company has no employees. Our advisor is primarily responsible for managing  our business affairs and carrying out the directives of our board of directors.  We have an advisory agreement with the advisor and a dealer manager agreement with PCC which entitle the advisor and PCC to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate projects, among other services, as well as reimbursement for organizational and offering costs incurred by the advisor and PCC on our behalf and reimbursement of certain costs and expenses incurred by the advisor in providing services to us.

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the advisor on our behalf  and will be reimbursed to the advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.   In no event will we have any obligation to reimburse the advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering. As of  December 31, 2006, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $2.6 million (unaudited), including approximately $110,000 of organizational costs that have been expensed and approximately $2.5 million of offering costs which reduce net proceeds of our offering.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the advisor acquisition fees in an amount equal to 2% of the gross proceeds of the Primary Offering.  We will pay the acquisition fees upon receipt of the gross proceeds from the Offering.  However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the advisor for direct costs the advisor incurs and amounts the advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the year ended 2006, the advisor earned approximately $690,000 of acquisition fees, which are to be capitalized as part of the cost of real estate investment. No acquisition fees were earned in 2005 or 2004.

Management Fees.  The advisory agreement requires us to pay the advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principals in the United States of America (GAAP).  In addition, we will reimburse the advisor for the direct costs and expenses incurred by the advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  For the year ended 2006, the advisor earned approximately $38,000 of asset management fees, which were expensed. No asset management fees were paid to the advisor in 2005 or 2004.

Operating Expenses. The advisory agreement provides for reimbursement of our advisor’s direct and indirect costs of providing administrative and management services to us.  For years ended December 31, 2006, approximately $529,200 of such costs were reimbursed.  No such costs were reimbursed in 2005 or 2004. The advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

Disposition Fee.  The advisory agreement provides that if the advisor or its affiliate provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the advisor or such affiliate shall receive at closing a disposition fee up to 3% of the sales price of such property or properties.  This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property.  We will pay the disposition fees for a property at the time the property is sold.

Subordinated Participation Provisions.  The advisor is entitled to receive a subordinated participation upon the sale of our properties, listing of our common stock or termination of the advisor, as follows:

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

•                  Upon termination of the advisory agreement, the advisor will receive the subordinated performance fee due upon termination. This fee ranges from a low of 5% of the amount by which the sum of the appraised value of our assets minus our liabilities on the date the advisory agreement is terminated plus total dividends (other than stock dividends) paid prior to termination of the advisory agreement exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the appraised value of our assets minus its liabilities plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus annualized returns of 10% or more.

•                  In the event we list our stock for trading, the advisor will receive a subordinated incentive listing fee instead of a subordinated participation in net sales proceeds. This fee ranges from a low of 5% of the amount by which the market value of our common stock plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the market value of our stock plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus annualized returns of 10% or more.

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The advisory agreement requires the advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) to the extent are in excess of 13.5% of gross proceeds from the Offering. During the year ended December 31, 2006, we incurred approximately $3.4 million payable to PCC for dealer manager fees and sales commissions. Much of this amount was reallowed by PCC to third party broker dealers. No such dealer manager fees or sales commissions were incurred in 2005 or 2004. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying consolidated balance sheets.

9.              Credit Facility

On June 30, 2006, we entered into a Credit Agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during the offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  At December 31, 2006, we had borrowed $20,180,000 under the credit agreement

The Credit Agreement permits us to borrow up to $50,000,000 secured by real property at a borrowing rate based on LIBOR plus a margin ranging from 1.15% to 1.35% and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.  The principal balance is due on June 30, 2008.  The repayment of obligations under the Credit Agreement may be accelerated in the event of a default, as defined in the Credit Agreement. The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value. As of December 31, 2006, we were in compliance with all these financial covenants.   During 2006, we incurred and paid approximately $116,600 of interest expense related to the Credit Agreement.

In connection with documentation and closing the Credit Agreement, we have incurred financing costs totaling approximately $934,000.  These financing costs have been capitalized and are being amortized over the life of the agreement For the year ended December 31, 2006, $237,600 of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.

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

10.       Commitments and Contingencies

Commitment

We have entered into a definitive agreement (the “Mack Agreement”) to purchase an existing multi-tenant industrial park, known as Mack Deer Valley, for a purchase price of approximately $23.2 million. As of May 15, 2006, our right to terminate the agreement without penalty expired, and our initial deposit became non-refundable. The property is newly constructed and consists of approximately 180,985 square feet of leasable space in two single-story buildings located in Phoenix, Arizona. In connection with the Mack Agreement, as of December 31, 2006, we have paid a $1.25 million deposit to an escrow agent, and we are obligated to pay an additional escrow deposit of $250,000 in January 2007. Under the terms of the Mack Agreement, in addition to the investment described above, we are obligated to pay certain closing costs, including, but not limited to attorney fees, certain title insurance premiums, survey costs, recording costs and one-half of the escrow charges.

Environment Matters

We monitor our properties for the presence of hazardous or toxic substances.  While there can be no assurance that a material environment liability does not exist, we  are not currently aware of any environmental liability with respect to the properties that would have a material effect on our financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Other

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business.  In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position and results of operations. We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against the Company which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

 11.         Selected Quarterly Data (unaudited)

Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements.

	Quarters Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Revenues	$292,235	$95,566	$16,659	$—
Expenses	521,709	390,984	304,627	315,842
Operating loss	(229,474)	(295,418)	(287,968)	(315,842)
Net loss	$(384,608)	$(360,020)	$(250,266)	$(310,489)
Loss per share — basic and diluted	$(0.13)	$(0.23)	$(0.36)	$(3.29)

Weighted average shares	2,963,521	1,556,451	693,711	94,396

	Quarters Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Expenses	$89,679	$5,455	$—	$—
Operating loss	(89,679)	(5,455)	—	—

Net loss	$(89,213)	$(5,117)	$—	$—
(Loss) per share — basic and diluted	$(713.70)	$(40.94)	$—	$—

Weighted average shares	125	125	—	—

12. Pro Forma Financial Information (Unaudited)

During the year ended December 31, 2006 we acquired four properties, for a total investment of approximately $36.0 million. The following unaudited pro forma information for the years ended December 31, 2006 and 2005 has been prepared to reflect the incremental effect of the acquisition as if such transactions had occurred on January 1, 2005. As these acquisitions are assumed to have been made on January 1, 2005, the shares outstanding as of December 31, 2006 are assumed to have been sold and outstanding as of January 1, 2005 for purposes of calculating per share data.

	Year Ended December 31, 2006	Year Ended December 31, 2005
Revenues	$2,410,496	$2,415,253
Depreciation and amortization	647,270	617,515
Net loss	$(1,564,165)	$(210,291)
Loss per share — basic and diluted	$(0.61)	$(0.08)
Shares outstanding — Basic and diluted	2,578,664	2,578,664

13.          Subsequent Events

On January 22, 2007, we completed the purchase of  the Mack Deer Valley property described in Note 10.  The purchase price of the property was funded with net proceeds raised from our public offering and $16.4 million of borrowings under our credit agreement with HSH Nordbank AG, New York Branch.

In 2007 through March 16, 2007, we sold an additional 1,075,235 shares of our stock for gross offering proceeds of approximately $8.6 million.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

		Initial Cost to Fund		Costs Capitalized Subsequent to Acquisition		Gross Amount Invested						Life on which Depreciation in Latest Income
Description	Encum- brance	Land	Building and Improvements	Improvements	Carry Costs	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statement is Computed

2111 South Industrial Park, Tempe, Arizona	—	$590,000	$1,481,709	—	—	$590,000	$1,481,709	$2,071,709	$22,130	1974	06/01/06	39 years

Shoemaker Industrial Building, Santa Fe Spring, California	—	950,000	1,518,306	—	—	950,000	1,518,306	2,468,306	19,575	2001	06/30/06	39 years

15172 Goldenwest Circle, Westminister, California	—	7,100,000	4,272,361	—	—	7,100,000	4,272,361	11,372,361	9,129	1968	12/01/06	39 years

20100 Western Avenue, Torrance, California	—	7,670,000	11,134,751	84,848	—	7,670,000	11,219,599	18,889,599	25,036	2001	12/01/06	39 years

Totals	—	$16,310,000	$18,407,127	$84,848	—	$16,310,000	$18,491,975	$34,801,975	$75,869

	Cost	Accumulated Depreciation

Balance at December 31, 2005	$—	$—

2006 Additions	34,801,975	75,869

Balance at December 31, 2006	$34,801,975	$75,869

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ TERRY G. ROUSSEL
TERRY G. ROUSSEL
Chief Executive Officer, President and
Chairman of the Board of Directors

Date: March 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2007.

Name	Title
/s/ Terry G. Roussel	Chief Executive Officer and Director (Principal Executive Officer)
Terry G. Roussel
/s/ Sharon C. Kaiser	Chief Financial Officer (Principal Financial and Accounting Officer)
Sharon C. Kaiser
/s/ Paul Danchik	Director
Paul Danchik
/s/ Joseph H. Holland	Director
Joseph H. Holland
/s/ Daniel L. Johnson	Director
Daniel L. Johnson
/s/ Lee Powell Stedman	Director
Lee Powell Stedman

EXHIBIT INDEX

Ex.	Description
1.1

Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)

1.2	Form of Participating Broker Agreement (incorporated by reference to Exhibit 1.2 to Post-Effective Amendment No. 1)
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-121238) filed on May 25, 2005)
3.2	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1)
4.1

Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-121238) filed on February 28, 2007)

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004)

4.3	Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus included on Post-Effective Amendment No. 1)
4.4

Escrow Agreement between registrant and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-121238) filed on May 25, 2005)

10.1	Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1)
10.2

Agreement of Limited Partnership of Cornerstone Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-121238) filed on August 30, 2005)

10.3

Form of Employee and Director Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-121238) filed on May 25, 2005)

10.4

Purchase and Sale Agreement, dated April 28, 2006, by and between Cornerstone Operating Partnership, L.P. and Mack Deer Valley Phase II, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2006)

10.5

Purchase and Sale Agreement, dated April 6, 2006, as amended as of May 23, 2006, by and between Cornerstone Operating Partnership, L.P., Squamar Limited Partnership and IPM, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2006)

10.6

Purchase and Sale Agreement, dated June 16, 2006, by and between Cornerstone Operating Partnership, L.P. and First Industrial Harrisburg, LP (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2006)

Ex.	Description
10.7

Amendment to Agreement of Purchase and Sale, dated June 19, 2006, by and between Cornerstone Operating Partnership, L.P. and First Industrial Harrisburg, LP (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 29, 2006)

10.8

Credit Agreement, dated as of June 30, 2006, among Cornerstone Operating Partnership, L.P., Cornerstone Core Properties REIT, Inc., Cornerstone Realty Advisors, LLC, and HSH Nordbank AG, New York Branch (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2006)

10.9

Purchase and Sale Agreement by and between Cornerstone Operating Partnership, L.P. and See Myin & Ock Ja Kymm Family Trust dated August 17, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006)

10.10

Amendment to Agreement of Purchase and Sale by and between Cornerstone Operating Partnership, L.P. and Myin & Ock Ja Kymm Family Trust, dated September 18, 2006 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006)

10.11

Purchase and Sale Agreement by and between the registrant and WESCO Harbor Gateway, L.P. dated November 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2006)

10.12	15172 Goldenwest Circle Lease (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2006)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006)
21.1	List of Subsidiaries (filed herewith)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)