Form 10-Q
period 2007-03-31
Cornerstone Core Properties REIT, Inc.
filed 2007-05-14
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number   000-52566

CORNERSTONE CORE PROPERTIES REIT, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	73-172191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1920 MAIN STREET, SUITE 400, IRVINE, CA	92614
(Address of principal executive offices)	(Zip Code)

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

☐  Yes  ☒  No

As of May 1, 2007, we had 6,411,524 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

FORM 10-Q

Cornerstone Core Properties REIT, Inc.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$14,531,000	$11,041,000
Investments in real estate
Land	22,512,000	16,310,000
Buildings and improvements, net	34,951,000	18,416,000
Intangible lease assets, net	1,964,000	1,331,000
	59,427,000	36,057,000
Deferred acquisition costs and deposits	490,000	1,599,000
Deferred financing costs, net	578,000	697,000
Tenant and other receivables, net	179,000	206,000
Other assets, net	663,000	412,000
Total assets	$75,868,000	$50,012,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$36,580,000	$20,180,000
Accounts payable and accrued liabilities	224,000	505,000
Payable to related parties	1,936,000	1,955,000
Prepaid rent and security deposits	345,000	202,000
Property taxes payable	152,000	13,000
Intangible lease liability, net	340,000	111,000
Distribution payable	205,000	146,000
Total liabilities	39,782,000	23,112,000

Minority interest	177,000	181,000

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 5,773,666 and 4,328,816 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	6,000	4,000
Additional paid-in capital	37,829,000	28,115,000
Accumulated deficit	(1,926,000)	(1,400,000)
Total stockholders’ equity	35,909,000	26,719,000
Total liabilities, minority interest and stockholders’ equity	$75,868,000	$50,012,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Rental revenues	$894,000	$—
Tenant reimbursements	177,000	—
	1,071,000	—
Expenses:
Property operating and maintenance	231,000	—
General and administrative	555,000	316,000
Depreciation and amortization	253,000	—
	1,039,000	(316,000)
Operating income (loss)	32,000	(316,000)

Other income(expense):
Interest income	110,000	2,000
Interest expense	(669,000)	—
Loss before minority interest	(527,000)	(314,000)
Minority interest	1,000	4,000
Net loss	$(526,000)	$(310,000)

Loss per share - basic and diluted	$(0.11)	$(3.29)

Weighted average number of common shares	4,814,342	94,396

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2007

(Unaudited)

	Common Stock
		Common
	Number of	Stock Par	Additional	Accumulated
	Shares	Value	Paid-In Capital	Deficit	Total
Balance - December 31, 2006	4,328,186	$4,000	$28,115,000	$(1,400,000)	$26,719,000
Issuance of common stock	1,445,480	2,000	11,548,000	—	11,550,000
Offering costs	—	—	(1,328,000)	—	(1,328,000)
Dividends declared	—	—	(506,000)	—	(506,000)
Net loss	—	—	—	(526,000)	(526,000)
Balance - March 31, 2007	5,773,666	$6,000	$37,829,000	$(1,926,000)	$35,909,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(526,000)	$(310,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	119,000	—
Depreciation and amortization	253,000	—
Amortization of acquired above (below) market leases	30,000	—
Minority interest	(1,000)	(4,000)
Change in operating assets and liabilities:
Tenant and other receivables	(102,000)	6,000
Other assets	29,000	(131,000)
Accounts payable and accrued expenses	(128,000)	(4,000)
Accounts payable to related parties	(88,000)	65,000
Net cash used in operating activities	(414,000)	(378,000)

Cash flows from investing activities
Real estate acquisitions	(22,012,000)	—
Deferred acquisition costs and deposits	(133,000)	—
Net cash used investing activities	(22,145,000)	—

Cash flows from financing activities
Issuance of common stock	11,298,000	2,772,000
Proceeds from note payable	16,400,000	—
Offering costs	(1,288,000)	(276,000)
Other receivables	(157,000)	—
Distributions paid to stockholders	(196,000)	—
Distributions paid to minority interest	(8,000)	—
Net cash provided by financing activities	26,049,000	2,496,000
Net increase in cash and cash equivalents	3,490,000	2,118,000
Cash and cash equivalents - beginning of period	11,041,000	117,000
Cash and cash cquivalents - end of period	$14,531,000	$2,235,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$527,000	$—
Supplemental disclosure of non-cash financing and investing activities:
Receivable from transfer agent	$—	$579,000
Distribution declared not paid	$203,000	$14,000
Accrued dividend to minority interest	$3,000	$—
Distribution reinvested	$169,000	$—
Payable to related party	$70,000	$1,742,000
Security deposits assumed upon acquisition of real estate	$133,000	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

UNAUDITED

1.                                Organization

Cornerstone Core Properties REIT, Inc., a Maryland corporation, was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  As used in this report, “we” “us” and “our” refer to Cornerstone Core Properties REIT, Inc.  We are newly formed and are subject to the general risks associated with a start-up enterprise, including the risk of business failure.  Subject to certain restrictions and limitations, our business is managed by an affiliate, Cornerstone Realty Advisors, LLC, a Delaware limited liability company that was formed on November 30, 2004 (the “advisor”), pursuant to an advisory agreement.

On November 9, 2004, Terry G. Roussel, an affiliate of the advisor, purchased 125 shares of common stock for $1,000 and became our initial stockholder.  Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At March 31, 2007, we owned a 99.54% general partner interest in the Operating Partnership while the advisor owned a 0.46% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We intend to invest the net proceeds from the Offering primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  As of March 31, 2007, a total of approximately 5.7 million shares of our common stock had been sold for aggregate gross proceeds of approximately $45.7 million.

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

Interim Financial Information

The accompanying interim condensed financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed financial statements do not include all of the information and footnotes require by GAAP for complete financial statements. The accompanying financial information reflects all adjustments, which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2006 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Should a tenant terminate its lease, the unamortized portion of the in-place lease value and above or below market lease value would be charged to expense. The estimated useful lives for lease intangibles range from 1 month to 10 years.

Amortization associated with the lease intangible assets and liabilities for the period ended March 31, 2007 were $109,000 and $24,000 respectively.

Anticipated amortization of in-place and below market lease intangibles from April 1, 2007 through December 31, 2007 and for each of the four following years after December 31, 2007 is as follows:

Lease Intangibles
April 1, 2007 to December 31, 2007	$275,000
2008	331,000
2009	326,000
2010	326,000
2011	284,000

As of March 31, 2007, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	In-Place Lease Value	Acquired Above Market Leases	Acquired Below-Market Leases
Cost	$35,220,000	$931,000	$1,180,000	$(374,000)
Accumulated depreciation and amortization	(269,000)	(76,000)	(71,000)	34,000
Net	$34,951,000	$855,000	$1,109,000	$(340,000)

As of December 31, 2006, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	In-Place Lease	Acquired Above Market Leases	Acquired Below Market Leases
Cost	$18,492,000	$397,000	$971,000	$(121,000)
Accumulated depreciation and amortization	(76,000)	(20,000)	(17,000)	10,000
Net	$18,416,000	$377,000	$954,000	$(111,000)

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

Other Assets

Other assets consisted primarily of amounts receivable from a lender in connection with the financing of three properties.  Other assets also includes net leasing commissions and interest receivable from cash invested in government backed securities and investment-grade short-term instruments.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in connection with a credit agreement. At March 31, 2007 and December 31, 2006, deferred financing costs amounted to approximately $934,000. Such costs are amortized over the term of the credit facility.  For the three months ended March 31, 2007, approximately $119,000 was amortized to interest expense.

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

Depreciation of Real Property Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets.  We consider the period of future benefit of the asset to determine the appropriate useful lives.  Depreciation of our assets is expected to be charged to expense on a straight-line basis over the assigned useful lives.

Organizational and Offering Costs

The advisor funds organization and offering costs on our behalf.  We are required to reimburse the advisor for such organization and offering costs up to 3.5% of the cumulative capital raised in the Primary Offering.  Organization and offering costs include items such as legal and accounting fees, marketing, due diligence, promotional and printing costs and amounts to reimburse our advisor for all costs and expenses such as salaries and direct expenses of employees of our advisor and its affiliates in connection with registering and marketing our shares. All offering costs are recorded as an offset to additional paid-in capital, and all organization costs were recorded as an expense at the time we become liable for the payment of these amounts.

Minority Interest in Consolidated Subsidiary

Due to our control through our general partnership interest in the Operating Partnership and the limited rights of the limited partners, the Operating Partnership is consolidated with the Company and the limited partner interest is reflected as minority interest in the accompanying balance sheets.

Income Taxes

We intend to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code) beginning with our taxable year ending December 31, 2006.  To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

During the three months ended March 31, 2007 and the year ended December 31, 2006, we generated a deferred tax assets of $148,000 and $448,000.  Because we intended to qualify as a REIT which would not allow for the realization of the deferred tax asset, a valuation allowance of a like amount was recorded.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments. Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At March  31, 2007, we had cash accounts in excess of FDIC insured limits.

We have two tenants each of whom accounted more than 10% of annualized rental revenue.  One tenant accounted for 19% of annualized rental revenue while the other tenant accounted for 13% of annualized rental revenue.

As of March 31, 2007, we owned three properties in the state of California (Southern California) and two properties in the state of Arizona (North Tempe).  Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.

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

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, deferred acquisition costs and deposits, other assets, prepaid rent and security deposits, amounts due from/to related parties, accounts payable and accrued expenses, property tax payable and notes payable. We consider the carrying values of cash and cash equivalents, deferred acquisition costs and deposits, other assets, due from/to related parties, accounts payable and accrued expenses, prepaid rent and security deposits, and notes payable to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization as well as the variable interest rate for notes payable.

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

Shock Based Compensation

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this interpretation in the first quarter of 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Options for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 157 and 159 are effective for financial statements issued for fiscal periods beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. Management is currently evaluating the impact of adopting SFAS No. 157 and SFAS No. 159 on the consolidated financial statements.

4.                                     Investments in Real Estate

On January 22, 2007, we completed the purchase of the Mack Deer Valley property.  The purchase price of the property was funded with net proceeds raised from our public offering and $16.4 million of borrowings under our credit agreement with HSH Nordbank AG, New York Branch.

5.             Accounts Payable to Related Parties

The payable to related parties at March 31, 2007 and December 31, 2006 consists of organizational and offering costs and acquisition fees and expense reimbursements payable to the advisor and broker dealer fees payable to PCC.

6.                                     Minority Interests

Minority interests relate to the advisor’s equity interest in the earnings/losses of the Operating Partnership.

7.                                     Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  As of March 31, 2007, we have issued approximately 5.8 million shares of common stock for a total gross proceeds of approximately $46.1 million.

Dividend Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.   We have registered 11,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share.  At March 31, 2007, approximately 61,400 shares had been issued under the distribution reinvestment plan.  We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to participants.

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

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  On May 10, 2006, we granted our nonemployee directors nonqualified stock options to purchase an aggregate of 40,000 shares of common stock at an exercise price of $8.00 per share.  Outstanding stock options became immediately exercisable in full on the grant date, expire in ten years after the grant date, and have no intrinsic value as of March 31, 2007.  For the year ended three months ended March 31, 2007 and 2006, we did not incur any non-cash compensation expenses. .

We record compensation expense for nonemployee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. These assumptions include the risk-free interest rate, the expected life of the options, the expected stock price volatility over the expected life of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. The assumptions used to estimate the fair value of options granted during year ended December 31, 2006 using the Black-Scholes option-pricing model were 5% dividend yield, a 4.99% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 5 years, and a volatility rate of 1.02%. No stock options were granted, exercised or canceled during the three months March 31, 2007.

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the advisor on our behalf and will be reimbursed to the advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.   In no event will we have any obligation to reimburse the advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering. As of March 31, 2007 and December 31, 2006, the advisor and its affiliates had incurred on our behalf offering costs of approximately $2.7 and $2.5 million respectively, which we have recorded as an offset to additional paid in capital.  For the three months ended March 31, 2007 and 2006, we did not expense any organization costs.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the advisor acquisition fees in an amount equal to 2% of the gross proceeds of the Primary Offering.  We will pay the acquisition fees upon receipt of the gross proceeds from the Offering.  However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the advisor for direct costs the advisor incurs and amounts the advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  As of March 31, 2007 and December 31, 2006, the advisor earned approximately $923,000 and $690,000 respectively, of acquisition fees, which are to be capitalized as part of the cost of real estate investment.

Management Fees.  The advisory agreement requires us to pay the advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principals in the United States of America (GAAP).  In addition, we will reimburse the advisor for the direct costs and expenses incurred by the advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  For the three months ended March 31, 2007 and 2006, the advisor earned approximately $139,000 and $0 respectively of asset management fees, which were expensed.

Operating Expenses. The advisory agreement provides for reimbursement of our advisor’s direct and indirect costs of providing administrative and management services to us.  For three months ended March 31, 2007 and 2006, approximately $182,000 and $44,000 of such costs respectively, were reimbursed.  The advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The advisory agreement requires the advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) to the extent are in excess of 13.5% of gross proceeds from the Offering. At March 31, 2007 and December 31, 2006, we had incurred approximately $4.5 million and $3.4 million payable to PCC for dealer manager fees and sales commissions, respectively. Much of this amount was reallowed by PCC to third party broker dealers. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying consolidated balance sheets.

9.              Credit Facility

On June 30, 2006, we entered into a Credit Agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during the offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  As of March 31, 2007 and December 31, 2006, we had borrowed $36.6 and $20.2 million respectively, under the credit agreement.

The Credit Agreement permits us to borrow up to $50 milion secured by real property at a borrowing rate based on LIBOR plus a margin ranging from 1.15% to 1.35% and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.  The principal balance is due on June 30, 2008.  The repayment of obligations under the Credit Agreement may be accelerated in the event of a default, as defined in the Credit Agreement. The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value. As of March 31, 2007, we were not in compliance with one of these financial covenants, and in accordance with the terms of the loan agreement, we plan to reduce the amount of the loan outstanding by up to $3.4 million before June 6, 2007 to avoid defaulting on the borrowing.  During quarter ended March 31, 2007, we incurred and paid approximately $527,000 of interest expense related to the Credit Agreement.

In connection with documentation and closing the Credit Agreement, we have incurred financing costs totaling approximately $934,000.  These financing costs have been capitalized and are being amortized over the life of the agreement.  For the three months ended March 31, 2007 and 2006, $119,000 and $0, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.

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

11.                              Subsequent Events

On April 2, 2007, we acquired Marathon Business Center, a 52,020 square foot property located in Largo, Flordia, from a non-related party, for a purchase price of approximately $4.5 million, including closing costs (which are not fully determinable at this time).  We acquired the property in a joint venture with JBK Capital, LLC.  We are the managing partner of the venture and own a 97% interest in the venture.  The property was purchased with no debt financing.

On April 30, 2007 we entered into a definitve agreement to purchase an newly constructed multi-tenant industrial property known Classic Business Park from CP 215 Business Park, LLC, a non-related party, for a purchase price of $9.8 million. As of May 1, 2007, our right to terminate the agreement without penalty expired and our initial deposits became non refundable.  The acquisition is expected to close in the first quarter of 2008.

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

We were incorporated on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate.  Prior to commencing our initial public offering on January 6, 2006, we had approximately $200,000 in assets and no real estate operations. In February 2006, we received the minimum offering amount of $1,000,000 and in June 2006, we began acquiring real estate assets.  At March 31, 2007, we raised approximately $45.7 million of gross proceeds from the sale of approximately 5.7 million shares of our common stock and had acquired five properties.  Two properties were acquired in June 2006, two were acquired in December 2006 and one was acquired at the end of January 2007.  Accordingly, our results of operations for the quarters ended March 31, 2007 and March 31, 2006 are not comparable.

We have no paid employees and are externally advised and managed by Cornerstone Realty Advisors, LLC.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Results of Operations

Our results of operations for the quarters ended March 31, 2007 and 2006 are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of assets acquired during 2006 and the quarter ended March 31, 2007 and as a result of anticipated future acquisitions of real estate assets.

Total revenues increased to $1,071,000, property operating and maintence expenses increased to $231,000 and depreciation and amortization increased to $253,000 in the first quarter of 2007.  There was no comparable revenue or expenses in the first quarter of March 31, 2006.

General and administrative expenses increased to $555,000 in the first quarter of 2007 from $316,000 in the comparable period of 2006.  The increase is primarily attributable to higher professional fees and advisor administrative expense reimbursements associated with the increase in operating activities in the first quarter of 2007.

Interest income of $110,000 in the first quarter of 2007 compares to $2,000 in the first quarter of 2006.  The increase is due to cash available for investment from net proceeds of our Offering. .  Interest expense increased to $669,000 in the first quarter of 2007 from $0 in the comparable period of 2006.  The increase in expense is due to financing used to facilitate property acquisitions.

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

As of March 31, 2007 a total of 5,712,277 shares of our common stock had been sold in our Offering for aggregate gross proceeds of approximately $45.7 million.   As of March 31,2007, we had approximately $14.5 million in cash and cash equivalents on hand and approximately $13.4 million available under our acquisition credit facility with HSH Nordbank.  Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

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

We are currently dependent on our advisor to fund a portion of our organization and offering activities because the amount we can spend on organization and offering expenses is limited by our charter.  At March 31, 2007, our advisor had incurred $2.7 million of organization and offering costs on our behalf.  Of this amount, $1.7 million had been reimbursed to our advisor.  Our advisor advances us money for these organization and offering expenses or pays these expenses on our behalf.  Our advisor will not charge us interest on these advances.  We will repay these advances and reimburse our advisor for expenses paid on our behalf using the gross proceeds of our initial public offering, but in no event will we have any obligation to reimburse our advisor for these costs totaling in excess of 3.5% of the gross proceeds from our primary offering. Our advisor will pay all of our organization and offering expenses described above that are in excess this 3.5% limitation.  In addition, our advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur, exceed 13.5% of the gross proceeds from our initial public offering.

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

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2007, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$36,580,000	—	$36,580,000	—	—
Purchase Obligations (1)	$4,500,000	$4,500,000	—	—	—
Interest Expense related to long term debt(2)	$3,031,000	2,425,000	$606,000

(1) As of March 31, 2007 we had an agreement to puchase Marathon Business Center for a purchase price of $4.5 million. The acquisition was completed on April 2, 2007.

(2) Interest expense is calculated based on the loan balance outstanding at March 31, 2007, one month LIBOR at March 31, 2007 plus margin of 1.25%.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

We invest our cash and cash equivalents in short-term, highly liquid investments including government obligations, bank certificates of deposit and interest-bearing accounts which, by their nature, are subject to interest rate fluctuations.  As of March 31, 2007, we had borrowed approximately $36.6 million under our credit facility. This and future borrowing on the credit facility is subject to a variable rate through its maturity date of June 30, 2008. An increase in the variable interest rate on the facility constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders. During the period from January 1, 2007 through March 12, 2007, 30-day LIBOR has remained flat. However, there can be no assurance that this rate will not increase. Based on the debt outstanding as of March 31, 2007, a 1% change in interest rates would result in a change in interest expense of approximately $ 366,000 per year.

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

We are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002.  The efficacy of the steps we have taken to date and steps we are still in the process of completing are subject to continued management review supported by confirmation and testing by management.  We anticipate that additional changes may be made to our internal controls and procedures.  Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the period ended March 31, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of May, 2007.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Terry G. Roussel
Terry G. Roussel, Chief Executive Officer

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)