Form 10-Q
period 2007-06-30
Cornerstone Core Properties REIT, Inc.
filed 2007-08-10
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

☐ Yes ☒ No

As of August 3, 2007, we had 7,967,083 shares issued and outstanding.

PART I – FINANCIAL INFORMATION

FORM 10-Q

Cornerstone Core Properties REIT, Inc.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$19,184,000	$11,041,000
Investments in real estate
Land	23,491,000	16,310,000
Buildings and improvements, net	38,225,000	18,416,000
Intangible lease assets, net	1,972,000	1,331,000
	63,688,000	36,057,000
Deferred acquisition costs and deposits	1,332,000	1,599,000
Deferred financing costs, net	459,000	697,000
Tenant and other receivables, net	345,000	206,000
Other assets, net	188,000	412,000
Total assets	$85,196,000	$50,012,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities
Notes payable	$34,428,000	$20,180,000
Accounts payable and accrued liabilities	560,000	505,000
Payable to related parties	1,141,000	1,955,000
Prepaid rent and security deposits	373,000	202,000
Property taxes payable	158,000	13,000
Intangible lease liability, net	369,000	111,000
Distribution payable	267,000	146,000
Total liabilities	37,296,000	23,112,000

Minority interests	318,000	181,000

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 7,604,878 and 4,328,816 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	8,000	4,000
Additional paid-in capital	50,081,000	28,115,000
Accumulated deficit	(2,507,000)	(1,400,000)
Total stockholders’ equity	47,582,000	26,719,000
Total liabilities, minority interests and stockholders’ equity	$85,196,000	$50,012,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Rental revenues	$1,049,000	$17,000	$1,943,000	$17,000
Tenant reimbursements	185,000	—	362,000	—
	1,234,000	17,000	2,305,000	17,000
Expenses
Property operating and maintenance	325,000	4,000	556,000	4,000
General and administrative	436,000	294,000	852,000	610,000
Asset management fees	160,000	2,000	299,000	2,000
Depreciation and amortization	326,000	4,000	579,000	4,000
	1,247,000	304,000	2,286,000	620,000
Operating (loss) income	(13,000)	(287,000)	19,000	(603,000)

Interest income	160,000	35,000	270,000	39,000
Interest expense	(729,000)	—	(1,398,000)	(3,000)
Loss before minority interests	(582,000)	(252,000)	(1,109,000)	(567,000)
Minority interests	(1,000)	(3,000)	(2,000)	(7,000)
Net loss	$(581,000)	$(249,000)	$(1,107,000)	$(560,000)

Loss per share – basic and diluted	$(0.09)	$(0.36)	$(0.21)	$(2.00)

Weighted average number of common shares	6,482,651	693,711	5,357,635	280,021

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2007

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance – December 31, 2006	4,328,186	$4,000	$28,115,000	$(1,400,000)	$26,719,000
Issuance of common stock	3,279,114	4,000	26,196,000	—	26,200,000
Offering costs	—	—	(2,960,000)	—	(2,960,000)
Redeemed shares	(2,422)	—	(20,000)	—	(20,000)
Distributions declared	—	—	(1,250,000)	—	(1,250,000)
Net loss	—	—	—	(1,107,000)	(1,107,000)
Balance – June 30, 2007	7,604,878	$8,000	$50,081,000	$(2,507,000)	$47,582,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(1,107,000)	$(560,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	238,000	—
Depreciation and amortization	579,000	4,000
Amortization of acquired above (below) market leases	59,000	(1,000)
Stockbased compensation expense	—	2,000
Minority interests	(2,000)	(7,000)
Change in operating assets and liabilities:
Tenant and other receivables	(164,000)	15,000
Other assets	(10,000)	62,000
Accounts payable and accrued liabilities	202,000	165,000
Payable to related parties	(452,000)	—
Security deposits	26,000	—
Net cash used in operating activities	(631,000)	(320,000)

Cash flows from investing activities
Real estate acquisitions	(26,404,000)	(4,555,000)
Deferred acquisition costs and deposits	(516,000)	(116,000)
Escrow deposits	(750,000)	(500,000)
Net cash used investing activities	(27,670,000)	(5,171,000)

Cash flows from financing activities
Issuance of common stock	25,552,000	10,211,000
Proceeds from note payable	14,378,000	—
Offering costs	(3,332,000)	(986,000)
Deferred financing costs	—	(671,000)
Minority interest contribution	145,000	—
Other receivable	211,000	—
Distributions paid to stockholders	(502,000)	(14,000)
Distributions paid to minority interests	(8,000)	—
Net cash provided by financing activities	36,444,000	8,540,000
Net increase in cash and cash equivalents	8,143,000	3,049,000
Cash and cash equivalents – beginning of period	11,041,000	117,000
Cash and cash cquivalents – end of period	$19,184,000	$3,166,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$969,000	$—
Supplemental disclosure of non-cash financing and investing activities:
Receivable from transfer agent	$—	$25,000
Distribution declared not paid	$267,000	$83,000
Accrued distribution to minority interests	$2,000	$—
Deferred financing costs payable	$—	$219,000
Distribution reinvested	$628,000	$—
Payable to related party	$569,000	$1,923,000
Security deposits assumed upon acquisition of real estate	$145,000	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At June 30, 2007, we owned a 99.66% general partner interest in the Operating Partnership while the advisor owned a 0.34% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We intend to invest the net proceeds from the Offering primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  As of June 30, 2007, a total of approximately 7.5 million shares of our common stock had been sold for aggregate gross proceeds of approximately $59.9 million.

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

Interim Financial Information

The accompanying interim condensed financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed financial statements do not include all of the information and footnotes require by GAAP for complete financial statements. The accompanying financial information reflects all adjustments, which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2006 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Amortization associated with the lease intangible assets and liabilities for the three and six months ended June 30, 2007 were $98,000 and $184,000 respectively.   Amortization associated with the lease intangible assets and liabilities for three and six months ended June 30, 2006 were $1,000 and $1,000 respectively.

Anticipated net amortization of in-place and net market lease intangibles from July 1, 2007 through December 31, 2007 and for each of the four following years after December 31, 2007 is as follows:

Lease Intangibles
July 1, 2007 to December 31, 2007	$196,000
2008	357,000
2009	338,000
2010	334,000
2011	292,000

As of June 30, 2007, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	In-Place Lease Value	Acquired Above Market Leases	Acquired Below-Market Leases
Cost	$38,746,000	$1,041,000	$1,206,000	$(433,000)
Accumulated depreciation and amortization	(521,000)	(144,000)	(131,000)	64,000
Net	$38,225,000	$897,000	$1,075,000	$(369,000)

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

Other Assets

As of December 31, 2006, other assets consisted primarily of amounts receivable from a lender in connection with the financing of three properties.  As of June 30, 2007, other assets includes net leasing commissions, prepaid insurance and interest receivable.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in connection with a credit agreement. At June 30, 2007 and December 31, 2006, deferred financing costs amounted to approximately $934,000. Such costs are amortized over the term of the credit facility.  For the three and six months ended June 30, 2007, approximately $119,000 and $238,000 was amortized to interest expense respectively.

Consolidation Considerations for the Company’s Investments in Joint Ventures

The FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity.  Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE).  We evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate. If consolidation is not appropriate, we will account for our interests using the equity method of accounting.

Revenue Recognition and Valuation of Receivables

Our revenues, which comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease.  When our leases provide for free rent, lease incentives or other rental increases at specified intervals, we are required to straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms.

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

Minority Interests

Minority interests relate to the interest in the consolidated entities that are not wholly-owned by us.

Income Taxes

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code) beginning with our taxable year ending December 31, 2006.  To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

As of June 30, 2007 and December 31, 2006, we generated a deferred tax asset of $448,000.  Because we intended to qualify as a REIT for tax year 2006, which would not allow for the realization of the deferred tax asset, a valuation allowance of a like amount was recorded.  In May 2007, we filed our 2006 tax return and qualified for REIT status.  Therefore, we have not realized any deferred tax assets or liabilities for financial reporting purposes as of June 30, 2007.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments. Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At June  30, 2007, we had cash accounts in excess of FDIC insured limits.

As of June 30, 2007, we have two tenants each of whom accounted more than 10% of annualized rental revenue.  One tenant accounted for 12.3% of annualized rental revenue while the other tenant accounted for 17.7% of annualized rental revenue.

As of June 30, 2007, we owned three properties in the State of California (Southern California), two properties in the State of Arizona (North Tempe) and one property in the State of Florida (Tampa Bay).  Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.

Fair Value of Financial Instruments

The SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No.107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques such as discounted cash flow analysis. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

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

Stock Based Compensation

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

Recently Issued Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants  (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent

Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide).  Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for us on January 1, 2008. We are currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting our consolidated financial statements.

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

On April 2, 2007, we acquired an existing multi-tenant industrial property known as Marathon Center from Marathon Venture of Pinnellas, LLC, a non-related party, for a purchase price of $4.5 million.  We acquired the property in a joint venture with JBK Capital, LLC.  We are the managing partner of  the venture and own a 97% interest in the venture.  The property was purchased with no debt financing.

5.             Payable to Related Parties

The payable to related parties at June 30, 2007 and December 31, 2006 consists of organizational and offering costs and acquisition fees and expense reimbursements payable to the advisor and broker dealer fees payable to PCC.

6.                                     Minority Interests

As of June 30, 2007, minority interests relate to the advisor’s equity interest of 0.34% in the earnings/losses of the Operating Partnership and JBK Capital, LLC’s equity interest of 3% in the earnings/losses of the Marathon subsidiary.

7.                                     Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 290 million shares of common stock with a par value of $0.001 and 10 million shares of preferred stock with a par value of $0.001.  As of June 30, 2007, we have issued approximately 7.6 million shares of common stock for a total gross value of approximately $60.8 million.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan (the “DRIP”) that allows our stockholders to have distributions and other distributions otherwise distributable to them invested in additional shares of our common stock.   We have registered 11

million shares of our common stock for sale pursuant to the distribution reinvestment plan.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share.  At June 30, 2007, approximately 111,800 shares had been issued under the distribution reinvestment plan.  We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to participants.

Employee and Director Incentive Stock Plan

We have adopted an Employee and Director Incentive Stock Plan (“the Plan”) which provides for the grant of awards to our directors and full-time employees, as well as other eligible participants that provide services to us. We have no employees, and we do not intend to grant awards under the Plan to persons who are not directors of ours. Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and distribution equivalent rights. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  On May 10, 2006, we granted our nonemployee directors nonqualified stock options to purchase an aggregate of 40,000 shares of common stock at an exercise price of $8.00 per share.  Outstanding stock options became immediately exercisable in full on the grant date, expire in ten years after the grant date, and have no intrinsic value as of June 30, 2007.  For the year ended three and six months ended June 30, 2007, we did not incur any non-cash compensation expenses.  For the year ended three and six months ended June 30, 2006, we incurred $2,000 of  non-cash compensation expenses.

We record compensation expense for nonemployee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. These assumptions include the risk-free interest rate, the expected life of the options, the expected stock price volatility over the expected life of the options, and the expected distribution yield. Compensation expense for employee stock options is recognized ratably over the vesting term. The assumptions used to estimate the fair value of options granted during year ended December 31, 2006 using the Black-Scholes option-pricing model were 5% distribution yield, a 4.99% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 5 years, and a volatility rate of 1.02%. No stock options were granted, exercised or canceled during the six months June 30, 2007.

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the advisor on our behalf and will be reimbursed to the advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.   In no event will we have any obligation to reimburse the advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering. As of June 30, 2007 and December 31, 2006, the advisor and its affiliates had incurred on our behalf offering costs of approximately $2.9 million  and $2.5 million respectively, which we have recorded as an offset to additional paid in capital.  For the three and six months ended June 30, 2007 and 2006, we did not expense any organization costs.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the advisor acquisition fees in an amount equal to 2% of the gross proceeds of the Primary Offering.  We will pay the acquisition fees upon receipt of the gross proceeds from the Offering.  However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the advisor for direct costs the advisor incurs and amounts the advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  As of June 30, 2007 and December 31, 2006, the advisor earned approximately $1,215,000 and $690,000 respectively, of acquisition fees, which have been or are to be capitalized as part of the cost of real estate investment.

Management Fees.  The advisory agreement requires us to pay the advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principals in the United States of America (GAAP).  In addition, we will reimburse the advisor for the direct costs and expenses incurred by the advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  For the three and six months ended June 30, 2007, the advisor earned approximately $160,000 and $299,000 respectively of asset management fees, which were expensed.  For three and six months ended June 30, 2006, $2,000 of asset management fees were expensed.

Operating Expenses. The advisory agreement provides for reimbursement of our advisor’s direct and indirect costs of providing administrative and management services to us.  For three and six months ended June 30, 2007, approximately $171,000 and $353,000 of such costs respectively, were reimbursed. For three and six months ended June 30, 2006 approximately $44,000 and  $196,000 of such costs respectively, were reimbursed.  The advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

•                  Upon termination of the advisory agreement, the advisor will receive the subordinated performance fee due upon termination. This fee ranges from a low of 5% of the amount by which the sum of the appraised value of our assets minus our liabilities on the date the advisory agreement is terminated plus total distributions (other than stock distributions) paid prior to termination of the advisory agreement exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the appraised value of our assets minus its liabilities plus all prior distributions (other than stock distributions) exceeds the amount of invested capital plus annualized returns of 10% or more.

•                  In the event we list our stock for trading, the advisor will receive a subordinated incentive listing fee instead of a subordinated participation in net sales proceeds. This fee ranges from a low of 5% of the amount by which the market value of our common stock plus all prior distributions (other than stock distributions) exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the market value of our stock plus all prior distributions (other than stock distributions) exceeds the amount of invested capital plus annualized returns of 10% or more.

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The advisory agreement requires the advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) to the extent are in excess of 13.5% of gross proceeds from the Offering. As of  June 30, 2007 and December 31, 2006, we had incurred approximately $5.9 million and $3.4 million respectively, to PCC for dealer manager fees and sales commissions, respectively. Much of this amount was reallowed by PCC to third party broker dealers. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying consolidated balance sheets.

9.                                Credit Facility

On June 30, 2006, we entered into a Credit Agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during the offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  As of June 30, 2007 and December 31, 2006, we had borrowed $34.4 million and $20.2 million respectively, under the credit agreement.

The Credit Agreement permits us to borrow up to $50 million secured by real property at a borrowing rate based on LIBOR plus a margin ranging from 1.15% to 1.35% and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.  The principal balance is due on June 30, 2008.  The repayment of obligations under the Credit Agreement may be accelerated in the event of a default, as defined in the Credit Agreement. The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of June 30, 2007, we are in compliance with all these covenants.

During the three and six months ended June 30, 2007, we incurred and paid approximately $527,000 and $1,121,000 of interest expense related to the Credit Agreement.

In connection with documentation and closing the Credit Agreement, we have incurred financing costs totaling approximately $934,000.  These financing costs have been capitalized and are being amortized over the life of the agreement. For the three and six months ended June 30, 2007, $119,000 and $238,000, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.

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

10.                              Commitments and Contingencies

Commitments

On March 16, 2007, we entered into a definitive agreement to purchase an newly constructed multi-tenant industrial property known Classic Business Park from CP215 Business Park, LLC, a non-related party, for a purchase price of $9.8 million.  As of May 1, 2007, our right to terminate the agreement without penalty expired and our initial deposits of $500,000 became non-refundable. The property will consist of approximately 79,042 square feet of leasable space in two single-story buildings located on approximately 4.9 acres of land in Perris, California.  The property is currently under development and expected to be completed and ready for occupancy in the first quarter of 2008, at which time the purchase is expected to close.

On May 2, 2007, we entered into a different definitive agreement  to purchase newly constructed industrial show room building and three free-standing industrial buildings in Classic Pacific Business Park from CP215 Business Park, LLC, a non-related party, for a purchase price of $10.2 million.  As of May 18, 2007, our right to terminate the Agreement without penalty expired and our deposits of $250,000 became non-refundable.  The property is currently under development and expected to be completed and ready for occupancy by the second quarter of 2008, at which time the purchase is expected to close.

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

11.                              Subsequent Events

Status of our Offering

As of August 3, 2007, we had received and accepted subscriptions in our Offering for 7,967,083 shares of our common stock, or approximately $63.7 million, excluding shares issued under the DRIP.

****

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

We were incorporated on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate.  Prior to commencing our initial public offering on January 6, 2006, we had approximately $200,000 in assets and no real estate operations. In February 2006, we received the minimum offering amount of $1,000,000 and in June 2006, we began acquiring real estate assets.  At June 30, 2007, we raised approximately $59.9 million of gross proceeds from the sale of approximately 7.5 million shares of our common stock and had acquired six properties. We acquired two properties in June 2006, two properties in December 2006, one property at the end of January 2007 and one property in April 2007.  Accordingly, our results of operations for the quarters and six months ended June 30, 2007 and June 30, 2006 are not comparable.

Our results of operations for the three and six months ended June 30, 2007 and 2006 are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

We have no paid employees and are externally advised and managed by Cornerstone Realty Advisors, LLC.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Results of Operations

Three months ended June 30, 2007 and 2006

We owned six properties for the full three months ended June 30, 2007. We acquired our first two properties in June 2006. As a result of the acquisitions, total revenues increased to $1,234,000 from $17,000, property operating and maintenance expenses increased to $325,000 from $4,000 and depreciation and amortization increased to $326,000 from $4,000 from the comparable 2006 period.

General and administrative expenses increased to $436,000 from $294,000 for the comparable period of 2006.  The increase is due primarily to additional professional fees and advisor administration expense reimbursements resulting from a higher level of activity in three months ended June 30, 2007.

Interest income of $160,000 in the second quarter of 2007 compares to $35,000 in the second quarter of 2006.  The increase is due to cash available for investment from net proceeds of our Offering. Interest expense increased to $729,000 in the second quarter of 2007 from $0 in the comparable period of 2006.  The increase in expense is due to interest associated with our credit facility arrangement which closed at the end of June 2006.

 Six months ended June 30, 2007 and 2006

We owned four properties for the entire six months ended June 2007, one property for five months during 2007 period and one property during three months of the 2007 period. We acquired our first two properties in June 2006. As a result of the acquired properties, total revenues for the second quarter of 2007 increased to $2,305,000 from $17,000, property operating and maintenance expenses increased to $556,000 from $4,000 and depreciation and amortization increased to $579,000 from $4,000, from the comparable period. General and administrative expenses increased to $852,000 from $610,000 from the comparable 2006 period. The increase is due primarily to additional professional fees and advisor administration expense reimbursements associated with the higher level of activity during the second quarter of 2007.

Interest income of $270,000 in the first six months of 2007 compares to $39,000 in the first six months of 2006.  The increase is due to cash available for investment from net proceeds of our Offering. Interest expense increased to $1,398,000 in the first six months of 2007 from $3,000 in the comparable period of 2006.  The increase in expense is due to interest associated with our credit facility which closed at the end of June 2006.

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

As of June 30, 2007 a total of approximately 7.5 million shares of our common stock had been sold in our Offering for aggregate gross proceeds of approximately $59.9 million.   As of June 30, 2007, we had approximately $19.2 million in cash and cash equivalents on hand and approximately $15.6 million available under our acquisition credit facility with HSH Nordbank.  Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

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

We are currently dependent on our advisor to fund a portion of our organization and offering activities because the amount we can spend on organization and offering expenses is limited by our charter.  At June 30, 2007, our advisor had incurred $3.0 million of organization and offering costs on our behalf.  Of this amount, $2.2 million had been reimbursed to our advisor.  Our advisor advances us money for these organization and offering expenses or pays these expenses on our behalf.  Our advisor will not charge us interest on these advances.  We will repay these advances and reimburse our advisor for expenses paid on our behalf using the gross proceeds of our initial public offering, but in no event will we have any obligation to reimburse our advisor for these costs totaling in excess of 3.5% of the gross proceeds from our primary offering. Our advisor will pay all of our organization and offering expenses described above that are in excess this 3.5% limitation.  In addition, our advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur, exceed 13.5% of the gross proceeds from our initial public offering.

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

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2007, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$34,428,000	$34,428,000	$—	$—	$—
Purchase Obligations (1) and (2)	$20,000,000	$20,000,000	$—	$—	$—
Interest Expense related to long term debt(3)	$2,259,000	$2,259,000	$—	$—	$—

 (1) As of May 1, 2007, we had an agreement to purchase a newly constructed multi-tenant industrial property known Classic Business Park from CP215 Business Park, LLC for a purchase price of $9.8 million.  The acquisition is expected to close during first quarter of 2008.

(2) As of May 18, 2007. we had an agreement to purchase a newly constructed industrial show room building and three free-standing industrial buildings in Classic Pacific Business Park from CP215 Business Park, LLC, a non-related party, for a purchase price of $10.2 million. The acquisition is expected to close during the second quarter of 2008.

(3) Interest expense is calculated based on the loan balance outstanding at June 30, 2007, one month LIBOR at June 30, 2007 plus margin of 1.15%.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

We invest our cash and cash equivalents in short-term, highly liquid investments including government obligations, bank certificates of deposit and interest-bearing accounts which, by their nature, are subject to interest rate fluctuations.  As of June 30, 2007, we had borrowed approximately $34.4 million under our credit facility. This and future borrowing on the credit facility is subject to a variable rate through its maturity date of June 30, 2008. An increase in the variable interest rate on the facility constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders. During the period from January 1, 2007 through June 30, 2007, 30-day LIBOR has remained flat. However, there can be no assurance that this rate will not increase. Based on the debt outstanding as of June 30, 2007, a 1% change in interest rates would result in a change in interest expense of approximately $344,000 per year.

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

We are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002.  The efficacy of the steps we have taken to date and steps we are still in the process of completing are subject to continued management review supported by confirmation and testing by management.  We anticipate that additional changes may be made to our internal controls and procedures.  Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the period ended June 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.            Submission of Matters to a Vote of Security Holders

On May 30, 2007,  we held our annual meeting of stockholders at our executive office in Irvine, Caloforina.  Our stockholders elected Paul Danchik, Joseph H. Holland, Daniel L. Johnson, Terry G. Roussel and Lee Powell Stedman to the board of directors.  The following table sets forth the number of votes cast for, withheld, and the number of abstentions with respect to each nominee for director.  There were no broker non-votes.

Name	Votes For	Votes withheld	Abstentions
Paul Danchik	2,915,862	41,833	5,094
Joseph H. Holland	2,915,862	41,833	5,094
Daniel L. Johnson	2,915,862	46,927	0
Terry G. Roussel	2,915,862	46,927	0
Lee Powell Stedman	2,915,862	41,833	5,094

Item 6.            Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of August 2007.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, Chief Executive Officer

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)