Form 10-Q
period 2007-09-30
Cornerstone Core Properties REIT, Inc.
filed 2007-11-13
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

☐ Yes ☒ No

As of November 02, 2007, we had 8,975,141 shares issued and outstanding.

FORM 10-Q

Cornerstone Core Properties REIT, Inc.

PART I

FINANCIAL INFORMATION

Item 1.            Financial Information

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$15,883,000	$11,041,000
Investments in real estate
Land	23,491,000	16,310,000
Buildings and improvements, net	37,989,000	18,416,000
Intangible lease assets, net	1,799,000	1,331,000
	63,279,000	36,057,000
Deferred acquisition costs and deposits	10,748,000	1,599,000
Deferred financing costs, net	398,000	697,000
Tenant and other receivables, net	489,000	206,000
Other assets, net	311,000	412,000
Total assets	$91,108,000	$50,012,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities
Notes payable	$33,790,000	$20,180,000
Accounts payable and accrued liabilities	707,000	505,000
Payable to related parties	1,023,000	1,955,000
Prepaid rent and security deposits	360,000	202,000
Property taxes payable	343,000	13,000
Intangible lease liability, net	317,000	111,000
Distribution payable	308,000	146,000
Total liabilities	36,848,000	23,112,000

Minority interests	316,000	181,000

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 8,695,016 and 4,328,186 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	9,000	4,000
Additional paid-in capital	56,772,000	28,115,000
Accumulated deficit	(2,837,000)	(1,400,000)
Total stockholders’ equity	53,944,000	26,719,000
Total liabilities, minority interests and stockholders’ equity	$91,108,000	$50,012,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Rental revenues	$1,071,000	$91,000	$3,011,000	$107,000
Tenant reimbursements and other income	305,000	5,000	671,000	5,000
	1,376,000	96,000	3,682,000	112,000
Expenses
Property operating and maintenance	335,000	26,000	891,000	30,000
General and administrative	411,000	328,000	1,265,000	938,000
Asset management fees	158,000	13,000	457,000	15,000
Depreciation and amortization	329,000	24,000	906,000	28,000
	1,233,000	391,000	3,519,000	1,011,000
Operating income (loss)	143,000	(295,000)	163,000	(899,000)

Interest income	238,000	50,000	508,000	89,000
Interest expense	(711,000)	(119,000)	(2,109,000)	(122,000)
Loss before minority interests	(330,000)	(364,000)	(1,438,000)	(932,000)
Minority interests	—	(4,000)	(1,000)	(11,000)
Net loss	$(330,000)	$(360,000)	$(1,437,000)	$(921,000)

Loss per share — basic and diluted	$(0.04)	$(0.23)	$(0.24)	$(1.76)

Weighted average number of common shares	8,057,934	1,556,451	5,932,556	522,319

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2007

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance — December 31, 2006	4,328,186	$4,000	$28,115,000	$(1,400,000)	$26,719,000
Issuance of common stock	4,381,830	5,000	34,991,000	—	34,996,000
Offering costs	—	—	(4,066,000)	—	(4,066,000)
Redeemed shares	(15,000)	—	(110,000)	—	(110,000)
Distributions declared	—	—	(2,158,000)	—	(2,158,000)
Net loss	—	—	—	(1,437,000)	(1,437,000)
Balance — September 30, 2007	8,695,016	$9,000	$56,772,000	$(2,837,000)	$53,944,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(1,437,000)	$(921,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	361,000	119,000
Depreciation and amortization	906,000	29,000
Amortization of acquired above (below) market leases	89,000	(2,000)
Stockbased compensation expense	—	2,000
Minority interests	(1,000)	(11,000)
Change in operating assets and liabilities:
Tenant and other receivables	(307,000)	(12,000)
Other assets	(143,000)	82,000
Accounts payable, accrued liabilities and property tax payable	532,000	99,000
Payable to related parties	(517,000)	2,000
Prepaid rents and security deposits	13,000	—
Net cash used in operating activities	(504,000)	(613,000)

Cash flows from investing activities
Net cash used in real estate acquisitions	(26,424,000)	(4,576,000)
Deferred acquisition costs and deposits	(694,000)	(277,000)
Escrow deposits	(9,962,000)	(1,150,000)
Net cash used investing activities	(37,080,000)	(6,003,000)

Cash flows from financing activities
Issuance of common stock	33,872,000	16,926,000
Redeemed shares	(110,000)	—
Net proceeds from notes payable	13,740,000	—
Offering costs	(4,488,000)	(1,717,000)
Deferred financing costs	(63,000)	(707,000)
Minority interest contribution	145,000	—
Other receivable	211,000	—
Distributions paid to stockholders	(872,000)	(107,000)
Distributions paid to minority interests	(9,000)	—
Net cash provided by financing activities	42,426,000	14,395,000
Net increase in cash and cash equivalents	4,842,000	7,779,000
Cash and cash equivalents — beginning of period	11,041,000	117,000
Cash and cash equivalents — end of period	$15,883,000	$7,896,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,556,000	$—
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	$308,000	$69,000
Deferred financing costs payable	$—	$219,000
Distribution reinvested	$1,123,000	$89,000
Payable to related party	$814,000	$2,056,000
Security deposits assumed upon acquisition of real estate	$145,000	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At September 30, 2007, we owned a 99.71% general partner interest in the Operating Partnership while the advisor owned a 0.29% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We intend to invest the net proceeds from the Offering primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  As of September 30, 2007, a total of approximately 8.5 million shares of our common stock had been sold for aggregate gross proceeds of approximately $68.2 million.

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

Interim Financial Information

The accompanying interim condensed financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed financial statements do not include all of the information and footnotes require by GAAP for complete financial statements. The accompanying financial information reflects all adjustments, which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2006 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our condensed consolidated statements of operations. Should a tenant terminate its lease, the unamortized portion of the above or below market lease value will be charged to revenue.   If a lease is terminated prior to its expiration, the unamortized portion of the tenant improvements, leasing commissions, intangible lease assets or liabilities and the in-place lease value will be immediately charged to expense.

The estimated useful lives for lease intangibles range from 1 month to 10 years.

Amortization associated with the lease intangible assets and liabilities for the three and nine months ended September 30, 2007 were $97,000 and $281,000 respectively.   Amortization associated with the lease intangible assets and liabilities for three and nine months ended September 30, 2006 were $3,000 and $3,000 respectively.

Anticipated net amortization of in-place and net market lease intangibles from October 1, 2007 through December 31, 2007 and for each of the four following years after December 31, 2007 is as follows:

Lease Intangibles
October 1, 2007 to December 31, 2007	$96,000
2008	347,000
2009	332,000
2010	330,000
2011	290,000

As of September 30, 2007, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	In-Place Lease Value	Acquired Above- Market Leases	Acquired Below-Market Leases
Cost	$38,764,000	$994,000	$1,198,000	$(408,000)
Accumulated depreciation and amortization	(775,000)	(205,000)	(188,000)	91,000
Net	$37,989,000	$789,000	$1,010,000	$(317,000)

As of December 31, 2006, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	In-Place Lease	Acquired Above Market Leases	Acquired Below Market Leases
Cost	$18,492,000	$ 397,000	$ 971,000	$ (121,000)
Accumulated depreciation and amortization	(76,000)	(20,000)	(17,000)	10,000
Net	$ 18,416,000	$ 377,000	$ 954,000	$ (111,000)

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

Projections of expected future cash flows require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment.  The use of certain assumptions in the future cash flows analysis would result in an incorrect assessment of the property’s future cash flows and fair value and could result in the overstatement of the carrying value of our real estate assets and net income if those assumptions ultimately prove to be incorrect. As of September 30, 2007, we have not recorded any impairment losses.

Other Assets

As of December 31, 2006, other assets consisted primarily of amounts receivable from a lender in connection with the financing of three properties.  As of September 30, 2007, other assets include net leasing commissions, prepaid insurance and interest receivable.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in connection with a credit agreement. At September 30, 2007 and December 31, 2006, deferred financing costs amounted to approximately $997,000 and $934,000, respectively. Such costs are amortized over the term of the credit facility.  For the three and nine months ended September 30, 2007, approximately $123,000 and $361,000 was amortized to interest expense respectively.

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

Income Taxes

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2006.  To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. In May 2007, we filed our 2006 tax return and qualified for REIT status.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments. Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At September 30, 2007, we had cash accounts in excess of FDIC insured limits.

As of September 30, 2007, we have two tenants each of whom accounted more than 10% of annualized rental revenue.  One tenant accounted for 12.1% of annualized rental revenue while the other tenant accounted for 17.4% of annualized rental revenue.

As of September 30, 2007, we owned three properties in the State of California (Southern California), two properties in the State of Arizona (North Tempe) and one property in the State of Florida (Tampa Bay).  Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.

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

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, deferred acquisition costs and deposits, other assets, prepaid rent and security deposits, amounts payable to related parties, accounts payable and accrued liabilities, property taxes payable and notes payable. We consider the carrying values of cash and cash equivalents, deferred acquisition costs and deposits, other assets, payable to related parties, accounts payable and accrued liabilities, prepaid rent and security deposits, and notes payable to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization as well as the variable interest rate for notes payable.

Per Share Data

We report earnings per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings per share attributable for all periods presented are computed by dividing the net loss by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of shares and all potentially dilutive securities, if any.

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

Recently Issued Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants  (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide).  Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The effective date of this SOP has been deferred.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 157 and No. 159 are effective for financial statements issued for fiscal periods beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. Management is currently evaluating the impact of adopting SFAS No. 157 and SFAS No. 159 will have on the consolidated financial statements.

4.                                     Investments in Real Estate

On January 22, 2007, we purchased Mack Deer Valley, a multi-tenant industrial property located in Phoenix, Arizona, for approximately $23.2 million, including estimated closing costs The purchase price of the property was funded with net proceeds raised from our public offering and $16.4 million of borrowings under our credit agreement with HSH Nordbank AG, New York Branch.

On April 2, 2007, we acquired an existing multi-tenant industrial property known as Marathon Center located near Tampa Bay, Florida for a purchase price of $4.5 million.  We acquired the property in a joint venture with JBK Capital, LLC.  We are the managing partner of the venture and own a 97% interest in the venture.  The property was purchased with no debt financing.

5.            Payable to Related Parties

The payable to related parties at September 30, 2007 and December 31, 2006 consists of organizational and offering costs and acquisition fees and expense reimbursements payable to the advisor and broker dealer fees payable to PCC.

6.                                     Minority Interests

As of September 30, 2007, minority interests relate to the advisor’s equity interest of 0.29% in the earnings/losses of the Operating Partnership and JBK Capital, LLC’s equity interest of 3% in the earnings/losses of Marathon Center.

7.                                     Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 290 million shares of common stock with a par value of $0.001 and 10 million shares of preferred stock with a par value of $0.001.  As of September 30, 2007, we have issued approximately 8.7 million shares of common stock for a total gross value of approximately $69.5 million.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan (the “DRIP”) that allows our stockholders to have distributions and other distributions otherwise distributable to them invested in additional shares of our common stock.   We have registered 11 million shares of our common stock for sale pursuant to the distribution reinvestment plan.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share.  At September 30, 2007, approximately 177,000 shares had been issued under the distribution reinvestment plan.  We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to participants.

Stock Repurchase Program

We have adopted a share redemption program for investors who have held theirs shares for at lease one year, unless the shares are being redeemed in connection with a stockholder’s death. Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years the shares were held. During our offering and each of the first five years following the closing of our offering, we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our distribution reinvestment plan or (ii) 5% of the number of shares outstanding at the end of the prior calendar year. Beginning five years after termination of the Offering, the number of shares that we redeem under the stock repurchase program is not expected to exceed 10% of the number outstanding at the end of the prior year. Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources. At September 30, 2007, 15,000 shares had been redeemed under the stock repurchase program.

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

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  On May 10, 2006 and August 8, 2007, we granted our nonemployee directors nonqualified stock options to purchase an aggregate of 40,000 and 20,000 shares of common stock, respectively, at an exercise price of $8.00 per share.  Outstanding stock options became immediately exercisable in full on the grant date, expire in ten years after the grant date, and have no intrinsic value as of September 30, 2007.  For the three and nine months ended September 30, 2007, we did not incur any non-cash compensation expenses.  For the three and nine months ended September 30, 2006, we incurred $2,000 of non-cash compensation expenses.

We record compensation expense for nonemployee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. These assumptions include the risk-free interest rate, the expected life of the options, the expected stock price volatility over the expected life of the options, and the expected distribution yield. Compensation expense for employee stock options is recognized ratably over the vesting term. The assumptions used to estimate the fair value of options granted during the year ended December 31, 2006 using the Black-Scholes option-pricing model were 5% distribution yield, a 4.99% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 5 years, and a volatility rate of 1.02%. The assumptions used to estimate the fair value of options granted during the nine months ended September 30, 2007 using the Black-Scholes option-pricing model were 5.5% distribution yield, a 4.86% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 5 years and a volatility rate of 1.02%.  No stock options were exercised or canceled during the nine months September 30, 2007.

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the advisor on our behalf and will be reimbursed to the advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.   In no event will we have any obligation to reimburse the advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering. As of September 30, 2007 and December 31, 2006, the advisor and its affiliates had incurred on our behalf offering costs of approximately $3.2 million and $2.5 million respectively, which we have recorded as an offset to additional paid in capital.  For the three and nine months ended September 30, 2007 and 2006, we did not expense any organization costs.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the advisor acquisition fees in an amount equal to 2% of the gross proceeds of the Primary Offering.  We will pay the acquisition fees upon receipt of the gross proceeds from the Offering.  However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the advisor for direct costs the advisor incurs and amounts the advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  As of September 30, 2007 and December 31, 2006, the advisor earned approximately $1.4 million and $0.7 million respectively, of acquisition fees, which have been or are to be capitalized as part of the cost of real estate investment.

Management Fees.  The advisory agreement requires us to pay the advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principals in the United States of America (GAAP).  In addition, we will reimburse the advisor for the direct costs and expenses incurred by the advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  For the three and nine months ended September 30, 2007, the advisor earned approximately $158,000 and $457,000 respectively of asset management fees, which were expensed.  For three and nine months ended September 30, 2006, $13,000 of asset management fees were expensed.

Operating Expenses. The advisory agreement provides for reimbursement of our advisor’s direct and indirect costs of providing administrative and management services to us.  For three and nine months ended September 30, 2007, approximately $90,000 and $443,000 of such costs respectively, were reimbursed. For three and nine months ended September 30, 2006 approximately $175,000 and $371,000 of such costs respectively, were reimbursed.  The advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The advisory agreement requires the advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) to the extent are in excess of 13.5% of gross proceeds from the Offering. As of September 30, 2007 and December 31, 2006, we had incurred approximately $6.7 million and $3.4 million respectively, to PCC for dealer manager fees and sales commissions, respectively. Much of this amount was reallowed by PCC to third party broker dealers. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

9.                                Credit Facility

On June 30, 2006, we entered into a Credit Agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during the Offering period to facilitate our acquisitions of properties in anticipation of the receipt of Offering proceeds.  As of September 30, 2007 and December 31, 2006, we had borrowed $33.8 million and $20.2 million respectively, under the credit agreement.

The Credit Agreement permits us to borrow up to $50 million secured by real property at a borrowing rate based on LIBOR plus a margin ranging from 1.15% to 1.35% and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.  The principal balance is due on June 30, 2008.  The repayment of obligations under the Credit Agreement may be accelerated in the event of a default, as defined in the Credit Agreement. The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of September 30, 2007, we are in compliance with all these covenants.

During the three and nine months ended September 30, 2007, we incurred and paid approximately $0.7 million and $2.1 million of interest expense related to the Credit Agreement.

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

10.                              Commitments and Contingencies

Commitments

On March 16, 2007, we entered into a definitive agreement to purchase a newly constructed multi-tenant industrial property known Classic Business Park from CP215 Business Park, LLC, a non-related party, for a purchase price of $9.8 million.  As of May 1, 2007, our right to terminate the agreement without penalty expired and our initial deposits of $500,000 became non-refundable. The property will consist of approximately 79,042 square feet of leasable space in two single-story buildings located on approximately 4.9 acres of land in Perris, California.  The property is currently under development and expected to be completed and ready for occupancy in the first quarter of 2008, at which time the purchase is expected to close.

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

Other

Our Advisor has informed us that the Financial Industry Regulatory Authority (“FINRA”, formerly, NASD) is conducting a non-public investigation of Pacific Cornerstone Capital, Inc. (“PCC”), our affiliated dealer manager, that is, we understand, focused on the private placements conducted by PCC during the period from January 1, 2004 through October 31, 2007.  The investigation is in the preliminary stage.  FINRA’s correspondence requesting document production states, “This inquiry should not be construed as an indication that the Enforcement Department or its staff has determined that any violations of federal securities laws or NASD, NYSE or MSRB rules have occurred.”  We have been advised that PCC is responding to FINRA’s request for information and intends to continue to cooperate in the investigation.  Although we cannot, at this time, assess either the duration or the likely outcome or consequences of this investigation, FINRA has the authority to impose sanctions on PCC that could adversely affect its effectiveness and ability to raise funds in this offering.

Other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business.  In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position and results of operations.

11.                              Subsequent Events

Status of our Offering

As of November 2, 2007, we had received and accepted subscriptions in our Offering for 8,997,069 shares of our common stock, or approximately $71.9  million, excluding shares issued under the DRIP.

On October 2, 2007, we purchased an existing multi-tenant industrial property known as Pinnacle Park Business Center located in Phoenix, Arizona, for a purchase price of approximately $20.1 million, including closing costs (which are not fully determinable at this time).   The purchase price of the Property was funded with net proceeds raised from our public offering and $11.0 million of borrowings under our credit facility.

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

At September 30, 2007, we raised approximately $68.2 million of gross proceeds from the sale of approximately 8.5 million shares of our common stock and had acquired six properties. We acquired two properties in June 2006, two properties in December 2006, one property at the end of January 2007 and one property in April 2007.  Accordingly, our results of operations for the quarters and nine months ended September 30, 2007 and September 30, 2006 are not comparable.

Our results of operations for the three and nine months ended September 30, 2007 and 2006 are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

We have no paid employees and are externally advised and managed by Cornerstone Realty Advisors, LLC.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Results of Operations

Three months ended September 30, 2007 and 2006

We owned six properties for the three months ended September 30, 2007 and two properties for the comparable period of 2006. As a result of the acquisitions, total revenues increased to $1,376,000 million from $96,000, property operating and maintenance expenses increased to $335,000 from $26,000, asset management fees increased to $158,000 from $13,000 and depreciation and amortization increased to $329,000 from $24,000 from the comparable 2006 period.

General and administrative expenses increased to $411,000 for the three months ended September 30, 2007 from $328,000 for the comparable period of 2006.  The increase is due primarily to additional professional fees and advisor administration expense reimbursements resulting from a higher level of activity in 2007 quarter.

Interest income of $238,000 in the third quarter of 2007 compares to $50,000 in the third quarter of 2006.  The increase is due to higher cash balances available for investment from net proceeds of our Offering. Interest expense increased to $711,000 in the third quarter of 2007 from $119,000 in the comparable period of 2006.  The increase is due to higher borrowing on our credit facility arrangement as the result of acquisitions financed in late 2006 and early 2007.

Nine months ended September 30, 2007 and 2006

As a result of the four properties acquired in the fourth quarter of 2006 and the first half of 2007, operations increased during the nine months ended September 30, 2007 versus the comparable period in 2006.  As such, total revenues increased to $3,682,000 from $112,000, property operating and maintenance expenses increased to $891,000 from $30,000, asset management fees increased to $457,000 from $15,000 and depreciation and amortization increased to $906,000 from $28,000, from the comparable period of 2006. General and administrative expenses increased to $1,265,000 in the first nine months of 2007 from $938,000 in the comparable 2006 period. The increase is due primarily to additional professional fees, advisor administrative expense reimbursements and abandoned project costs associated with the increase in operating of activity during 2007. The increase in general and administrative expense was partially offset by organization cost incurred in the 2006 that did not recur in the 2007 period.

Interest income of $508,000 in the first nine months of 2007 compares to $89,000 in the comparable period of 2006.  The increase is due to higher cash balances available for investment from net proceeds of our Offering in the 2007 period. Interest expense increased to $2,109,000 in the first nine months of 2007 from $122,000 in the comparable period of 2006.  The increase in expense is due to higher credit facility borrowing as the result of acquisitions financed in late 2006 and early 2007.

Liquidity and Capital Resources

We expect that primary sources of capital over the long term will include net proceeds from the sale of our common stock and net cash flows from operations.  We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements and leasing commissions, for the payment of operating expenses, including interest expense on any outstanding indebtedness, for the payment of distributions and for the repayment of notes payable.

As of September 30, 2007 a total of approximately 8.5 million shares of our common stock had been sold in our Offering for aggregate gross proceeds of approximately $68.2 million.   Because we did not raise the maximum offering proceeds of $355.2 million in our initial public offering prior to the previously scheduled September 21, 2007 offering termination date, we have extended the offering period until the earlier of September 21, 2008 or until the maximum primary offering amount is raised, and we reserve the right to further extend the offering for an additional period of up to one year.

As of September 30, 2007, we had approximately $15.9 million in cash and cash equivalents on hand and approximately $16.2 million available under our acquisition credit facility with HSH Nordbank.  Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

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

We are currently dependent on our advisor to fund a portion of our organization and offering activities because the amount we can spend on organization and offering expenses is limited by our charter.  At September 30, 2007, our advisor had incurred $3.2 million of organization and offering costs on our behalf.  Of this amount, $2.4 million had been reimbursed to our advisor.  Our advisor advances us money for these organization and offering expenses or pays these expenses on our behalf.  Our advisor will not charge us interest on these advances.  We will repay these advances and reimburse our advisor for expenses paid on our behalf using the gross proceeds of our initial public offering, but in no event will we have any obligation to reimburse our advisor for these costs totaling in excess of 3.5% of the gross proceeds from our primary offering. Our advisor will pay all of our organization and offering expenses described above that are in excess this 3.5% limitation.  In addition, our advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our initial public offering.

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

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2007, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$33,790,000	$33,790,000	$—	$—	$—
Purchase Obligations (1), (2) and (3)	$40,100,000	$40,100,000	$—	$—	$—
Interest Expense related to long term debt (4)	$1,600,000	$1,600,000	$—	$—	$—

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

(3)  As of September 11, 2007, we had an agreement to purchase an existing multi-tenant industrial property known as the Pinnacle Park Business Center for a purchase price of approximately $20.1 million.  The acquisition closed in October 2007.

(4) Interest expense is calculated based on the loan balance outstanding at September 30, 2007, one month LIBOR at September 30, 2007 plus margin of 1.15%.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

We invest our cash and cash equivalents in short-term, highly liquid investments including government obligations, bank certificates of deposit and interest-bearing accounts which, by their nature, are subject to interest rate fluctuations.  As of September 30, 2007, we had borrowed approximately $33.8 million under our credit facility. This and future borrowing on the credit facility is subject to a variable rate through its maturity date of June 30, 2008. An increase in the variable interest rate on the facility constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders. During the period from January 1, 2007 through September 30, 2007, 30-day LIBOR has remained flat. However, there can be no assurance that this rate will not increase. Based on the debt outstanding as of September 30, 2007, a 1% change in interest rates would result in a change in interest expense of approximately $338,000 per year.

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

We are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002.  The efficacy of the steps we have taken to date and steps we are still in the process of completing are subject to continued management review supported by confirmation and testing by management.  We anticipate that additional changes may be made to our internal controls and procedures.  Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the period ended September 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.         Risk Factors

FINRA has commenced an investigation of our dealer manager which is in the preliminary stage.  We cannot predict the outcome of the investigation.  Some potential outcomes could adversely affect our ability to raise proceeds in this offering and the investigation itself could distract our management or the management of our advisor, either of which could increase the risk that you would suffer a loss on your investment.

Our advisor has informed us that the Financial Industry Regulatory Authority (“FINRA”) (formerly, NASD) is conducting a non-public investigation of our affiliated dealer manager that is, we understand, focused on the private placements conducted by our dealer manager during the period from January 1, 2004 through October 31, 2007.  The investigation is in the preliminary stage.  FINRA’s correspondence requesting document production states, “This inquiry should not be construed as an indication that the Enforcement Department or its staff has determined that any violations of federal securities laws or NASD, NYSE or MSRB rules have occurred.”  We have been advised that our dealer manager is responding to FINRA’s request for information and intends to continue to cooperate in the investigation.

Although we cannot, at this time, assess either the duration or the likely outcome or consequences of this investigation, FINRA has the authority to impose sanctions on our dealer manager that could adversely affect its effectiveness in that capacity.  Due to our dependence on our dealer manager to raise funds in this offering, and due to the importance of substantial fundraising in order to invest in a diversified portfolio of assets and to reduce our fixed operating expenses as a percentage of gross income, any FINRA action that adversely affects our dealer manager’s ability to raise funds in this offering could also adversely affect the value of your investment.  In addition, to the extent that the FINRA investigation distracts our management or the management of our advisor from pursuing our business plan, our results and the value of your investment could be adversely affected.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

a)              On August 8, 2007, we granted our non-employee directors nonqualified stock options to purchase an aggregate of 20,000 shares of common stock at an exercise price of $8.00 per share under our Employee and Director Incentive Stock Plan pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.  Other than these option grants, , we did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-Q.

b)             The registration statement relating to our initial public offering (No. 333-121238) was declared effective on September 22, 2005.  As of September 30, 2007, we sold a total of approximately 8.5 million shares of our common stock for aggregate gross proceeds of approximately $68.2 million.  From this amount, we incurred approximately $6.7 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $1.4 million in acquisition fees payable to our advisor.  With the net offering proceeds and indebtedness, we acquired approximately $63.3 million in real estate and related assets.

c)              We have adopted a share redemption program for investors who have held theirs shares for at lease one year, unless the shares are being redeemed in connection with a stockholder’s death.

During the three months ended September 30, 2007, we redeemed shares pursuant to our stock repurchase program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2007	—	$—	—
August 2007	12,500	7.20	(1)
September 2007	—	$—	—

(1)          As long as our common stock is not listed on a national securities exchange or traded on an other-the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased. Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years the shares were held. During our offering and each of the first five years following the closing of our offering, we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our distribution reinvestment plan or (ii) 5% of the number of shares outstanding at the end of the prior calendar year. Beginning five years after termination of this offering, the number of shares that we redeem under the stock repurchase program is not expected to exceed 10% of the number outstanding at the end of the prior year. Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources.

Item 6.            Exhibits

10.1

Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and LaPour Deer Valley North, LLC, an Arizona limited Liability company, dated August 10, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 14, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of  November 2007.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, Chief Executive Officer

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)