Form 10-K
period 2007-12-31
Cornerstone Core Properties REIT, Inc.
filed 2008-03-17
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Title of Each Class:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:
Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

As of June 30, 2007 (the last business day of the registrant’s second fiscal quarter), there were 7,607,378 shares of common stock held by non-affiliates of the registrant having an aggregate market value of $60,752,466.

As of March 7, 2008, there were 11,039,484 shares of common stock of Cornerstone Core Properties REIT, Inc. outstanding. The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed no later than April 29, 2008, into Part III of this Form 10-K to the extent stated herein.

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

ITEM 1.  BUSINESS

Our Company

Cornerstone Core Properties REIT, Inc., a Maryland corporation, was formed on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate.  We have qualified, and intend to continue to qualify, as a real estate investment trust (REIT) for federal tax purposes.

We are structured as an umbrella partnership REIT, referred to as an “UPREIT,” under which substantially all of our current and future business is, and will be, conducted through a majority owned subsidiary, Cornerstone Operating Partnership, L.P., a Delaware limited partnership, formed on November 30, 2004.  We are the sole general partner of the operating partnership and have control over its affairs.  As used in this report, “we,” “us” and “our” refer to Cornerstone Core Properties REIT, Inc. and its consolidated subsidiaries except where the context otherwise requires.

Our advisor is Cornerstone Realty Advisors, LLC, a Delaware limited liability company and an affiliate of ours. Some of our directors are also directors of our advisor and all of our officers are also officers of our advisor.  Our advisor has contractual and fiduciary responsibilities to us and our stockholders.  Under the terms of the advisory agreement, our advisor will use commercially reasonable efforts to present to us investment opportunities and to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors.  Our advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making property acquisitions on our behalf.  Currently, there are no employees of Cornerstone Core Properties REIT, Inc. and its subsidiaries.  All management and administrative personnel responsible for conducting our business are currently employed by our advisor and its affiliates.

From our formation through the end of the year ended December 31, 2005, our activities consisted solely of organizational activities, including preparing for and launching our initial public offering (the “Offering”).  On January 13, 2006, we commenced our public offer and retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the advisor, to serve as the dealer manager for the Offering.  As of December 31, 2007, excluding shares issued under the distribution reinvestment plan, approximately 9.7 million shares of our common stock had been sold in the Offering for aggregate gross proceeds of approximately $77.7 million.

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

We seek potential property acquisitions meeting the above criteria that are located in major metropolitan markets throughout the United States. Among the most important criteria we expect to use in evaluating the markets in which we purchase properties are:

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

Multi-tenant industrial properties generally offer a combination of both warehouse and office space adaptable to a broad range of tenants and uses and typically cater to local and regional businesses.  Multi-tenant industrial properties comprise one of the major segments of the commercial real estate market and tenants in these properties come from a broad spectrum of industries including light manufacturing, assembly, distribution, import/export, general contractors, telecommunications, general office/ warehouse, wholesale, service, high-tech and other fields.  These properties diversify revenue by generating rental income from multiple businesses in a variety of industries instead of relying on one or two large tenants.

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

During our initial public offering, we will use temporary financing to facilitate acquisitions of properties in anticipation of receipt of offering proceeds. We will endeavor to repay such debt financing promptly upon receipt of proceeds in the offering.  To the extent sufficient proceeds from the offering are unavailable to repay such debt financing within a reasonable time as determined by our board of directors, we may sell properties or raise equity capital to repay the debt so that we will own our properties all-cash, with no permanent acquisition financing.

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

Acquisition Activity

At December 31, 2007, we owned eleven properties.  All of these properties are consolidated into our accompanying consolidated financials statements and included in the properties summary as provided under “Item 2 Properties” referenced below.

We have acquired our properties to date with a combination of the proceeds from our ongoing initial public offering and debt incurred upon the acquisition of certain properties.

Employees

We have no employees and our executive officers are all employees of our advisor’s affiliates.  Substantially all of our work is performed by employees of our advisor’s affiliates.  We are dependent on our advisor and PCC for certain services that are essential to us, including the sale of shares in our ongoing initial public offering; the identification, evaluation, negotiation, purchase and disposition of properties; the management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

Available Information

Information about us is available on our website (http:// www.crefunds.com).  We make available, free of charge, on our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC.  These materials are also available at no cost in print to any person who requests it by contacting our Investor Services Department at 1920 Main Street, Suite 400, Irvine, California 92614; telephone (877) 805-3333.  Our filings with the SEC will be available to the public over the Internet at the SEC’s website at http://www.sec.gov.  You may read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Room 1580, Washington D.C.  Please call the SEC at (800) SEC-0330 for further information about the public reference rooms.

ITEM 1A.  RISK FACTORS

The risk factors described below are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

General

Our limited operating history makes it difficult for you to evaluate us.

We have a limited operating history.  The past performance of other real estate investment programs sponsored by affiliates of our advisor may not be indicative of the performance we will achieve.  We were formed on October 22, 2004 in order to invest primarily in investment real estate.  We have acquired eleven properties as of the date of this report and generated limited income, cash flow, funds from operations or funds from which to make distributions to our shareholders.

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

It may be difficult for our stockholders to sell their stock promptly or at all.  If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid.  This may be the result, in part, of the fact that the amount of funds available for investment is expected to be reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses.  If our offering expenses are higher than we anticipate, we will have a smaller amount available for investment.

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

If the rental revenues from the properties we own do not exceed our operational expenses, we may not be able to make cash distributions until such time as we sell a property.  We currently expect to make distributions to our stockholders monthly, but may make distributions quarterly or not at all.  All expenses we incur in our operations, including payment of interest to temporarily finance properties acquisitions, are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders.  Our directors will determine the amount and timing of distributions.  Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements.  We cannot determine how long it may take to generate sufficient available cash flow to make distributions or that sufficient cash will be available to make distributions.  We may borrow funds to enable us to make distributions. With no prior operations, we cannot predict the amount of distributions our stockholders may receive.  We may be unable to pay or maintain cash distributions or increase distributions over time.

We have, and may in the future, pay distributions from sources other than cash provided from operations.

We declared distributions of approximately $3.2 million during the year ended December 31, 2007.  Net cash used in operating activities during the same period was approximately $1.2 million.  Because we did not have sufficient positive cash flow from operations and proceeds of borrowings were used to acquire properties during the year ended December 31, 2007, we paid these distributions using proceeds from our public offering.  Until proceeds from this offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow.  To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced.

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

Our advisor has informed us that the Financial Industry Regulatory Authority (“FINRA”) (formerly, the NASD) is conducting a non-public investigation of our affiliated dealer manager that is, we understand, focused on the private placements conducted by our dealer manager during the period from January 1, 2004 through October 31, 2007. The investigation is in the preliminary stage. FINRA’s correspondence requesting document production states, “This inquiry should not be construed as an indication that the Enforcement Department or its staff has determined that any violations of federal securities laws or NASD, NYSE or MSRB rules have occurred.”  We have been advised that our dealer manager is responding to FINRA’s request for information and intends to continue to cooperate in the investigation.

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

We do not have any employees.  We rely on the employees of our advisor and its affiliates for the day-to-day operation of our business.  We estimate that over the life of the company, our advisor and its affiliates will dedicate, on average, less than half of their time to our operations.  The amount of time that our advisor and its affiliates spend on our business will vary from time to time and is expected to be more while we are raising money and acquiring properties.  Our advisor and its affiliates, including our officers, have interests in other programs and engage in other business activities.  As a result, they will have conflicts of interest in allocating their time between us and other programs and activities in which they are involved.  Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities.  During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business.  We expect that as our real estate activities expand, our advisor will attempt to hire additional employees who would devote substantially all of their time to our business.  There is no assurance that our advisor will devote adequate time to our business. If our advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, it may allocate less time and resources to our operations.  If any of these things occur, the returns on our investments and our ability to make distributions to stockholders may suffer.

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

In the event of a merger in which we are not the surviving entity, and pursuant to which our advisory agreement is terminated, our advisor and its affiliates may require that we pay the subordinated performance fee due upon termination, and that we purchase all or a portion of the operating partnership units they hold at any time thereafter for cash, or our stock, as determined by the seller.  The subordinated performance fee due upon termination ranges from a low of 5% if the sum of the appraised value of our assets minus our liabilities on the date the advisory agreement is terminated plus total distributions (other than stock distributions) paid prior to termination of the advisory agreement exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% if the sum of the appraised value of our assets minus our liabilities plus all prior distributions (other than stock distributions) exceeds the amount of invested capital plus annualized returns of 10% or more.  This deterrence may limit the opportunity for stockholders to receive a premium for their stock that might otherwise exist if an investor attempted to acquire us through a merger.

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

We used temporary acquisition financing to acquire eight of the eleven properties we owned as of December 31, 2007. We may continue to use temporary acquisition financing to acquire additional properties.  This will enable us to acquire properties before we have raised offering proceeds for the entire purchase price.  We plan to use subsequently raised offering proceeds to pay off the temporary acquisition financing.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

As of December 31, 2007, our portfolio consists of eleven properties which was approximately 96.9% leased.  The following table provides summary information regarding our properties and each property is briefly discussed after the table.

Property	Location	Date Purchased	Square Footage	Purchase Price	Debt	December 31, 2007 % Leased
2111 South Industrial Park	North Tempe, AZ	June 1, 2006	26,800	$1,975,000	$—	94.0%
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—	100.0%
15172 Goldenwest Circle	Westminster, CA	December 1, 2006	102,200	11,200,000	6,650,000	100.0%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,434	19,650,000	12,732,000	100.0%
Mack Deer Valley	Phoenix, AZ	January 21, 2007	180,985	23,150,000	12,908,000	97.3%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	84.5%
Pinnacle Park Business Center	Phoenix, AZ	October 2, 2007	158,976	20,050,000	10,989,000	96.1%
Orlando Small Bay Portfolio
Carter	Winter Garden, FL	November 15, 2007	49,125			92.4%
Goldenrod	Orlando, FL	November 15, 2007	78,646			100.0%
Hanging Moss	Orlando, FL	November 15, 2007	94,200			100.0%
Monroe South	Sanford, FL	November 15, 2007	172,500			95.4%
			394,471	37,128,000	22,420,000	97.0%

			1,050,807	$120,003,000	$65,699,000	96.9%

Following are descriptions of our properties:

2111 South Industrial Park, North Tempe, Arizona

The 2111 South Industrial Park is an industrial building located in a master planned business park environment in the North Tempe submarket of Phoenix.  At December 31, 2007, the property is approximately 94.0% leased to 14 tenants ranging in size from 1,600 to 2,800 square foot.

Shoemaker Industrial Buildings. Santa Fe Springs, California

Shoemaker Industrial Buildings consists of three single-story buildings located on approximately one acre of land in Santa Fe Springs, California.  At December 31, 2007, the property was 100% leased to four tenants whose spaces range in size from approximately 4,600 square feet to 5,121 square feet.

15172 Goldenwest Circle, Westminister, California

15172 Goldenwest Circle consists one single building located on approximately 5.4 acres of land in Westminister, California.  At December 31, 2007, the property was 100% leased to a single tenant, a provider of steel and concrete construction products for residential, commercial and government contractors.   The  current lease will expire on May 31, 2013.

20100 Western Avenue, Torrance, California

20100 Western Avenue consists of one building located on approximately 6.3 acres of land in Torrance, California.  At December 31, 2007, the property was 100% leased to five tenants whose size range in size from approximately 11,700 to 29,800 square feet.

Mack Deer Valley - Phoeniz, Arizona

Mack Deer Valley consists of two single-story buildings located on approximately 11.7 acres of land in a master planned business park in Phoenix, Arizona.  At December 31, 2007, the property was approximately 97.3% leased to 11 tenants whose spaces range in size from approximately 4,879 to 35,782 square feet.

Marathon Center - Tampa, Florida

Marathon Center consists of two single-story buildings located on approximately 4.8 acres of land near Tampa Bay, Florida.  At December 31, 2007, the property was approximately 84.5% leased to nine tenants whose spaces range in size from approximately 1,300 square feet to approximately 25,117square feet.

Pinnacle Park Business Center - Phoeniz, Arizona

Pinnacle Park Business Center consists of three single-story buildings located on approximately 11.9 acres of land in Phoenix, Arizona.  At December 31, 2007, the property was approximately 96.1% leased to seven tenants whose spaces range in size from approximately 6,208 square feet to approximately 57,846 square feet.   One tenant, operating an  assembly and distribution of military equipment business occupies 36.2% of the property, and another tenant, operating a pet furniture distribution business, occupies 31.9% of the property.

Orlando Small Bay – Orlando, Florida

Orlando Small Bay is located in the metropolitan Orlando, Florida area. Orlando Small Bay consists of four industrial business parks comprised of 18 buildings, with 93 units providing approximately 394,471 leaseable square feet of space on approximately 33.9 acres of land.

The following table sets forth certain information with respect to the business parks comprising Orlando Small Bay.

Property	Total Building Area		Number of Tenants	Number of Buildings	Space Range (Sq. Feet)
Carter	3.4	acres	16	2	1,875 to 6,000
Goldenrod	9.9	acres	20	3	2,000 to 12,216
Hanging Moss	7.3	acres	23	5	1,875 to 16,500
Monroe South	13.3	acres	34	8	1,250 to 22,500

At December 31, 2007, Orlando Small Bay was approximately 97.0% leased to 90 tenants.  Currently, one tenant, a building material distributor, occupies approximately 47,500 square feet of space or approximately 12.6% of the Orlando Small Bay portfolio.

Portfolio Lease Expirations

The following table sets forth lease expiration information at December 31, 2007:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2008	33	211,983	$1,550,000	20.2%	20.9%
2009	16	85,112	641,000	8.1%	8.6%
2010	34	112,172	923,000	10.7%	12.4%
2011	38	258,882	2,397,000	24.6%	32.3%
2012 and thereafter	17	340,174	2,622,000	32.4%	25.8%
	138	1,008,323	$8,133,000	96.0%	100.0%

ITEM 3.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may become subject to legal proceeding, claims, or disputes.  As of the date hereof, we are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the period covered by this report, there was no established public trading market for our shares of common stock.

In order for FINRA members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our ongoing public offering, we are required pursuant to NASD Rule 2710(f)(2)(M) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  For these purposes, the deemed value is $8.00 per share as of December 31, 2007.  There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $8.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future.  Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our company.  Such a distribution upon liquidation is likely to be less than $8.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees.  We do not currently anticipate obtaining appraisals for the properties we acquire, and accordingly, the deemed values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties.

Stock Repurchase Program

Our board of directors has adopted a stock repurchase program that enables our stockholders to sell their stock to us in limited circumstances.  Our board of directors may amend, suspend or terminate the program at any time upon thirty days prior notice to our stockholders.

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

We have adopted a share redemption program for investors who have held their shares for at lease one year, unless the shares are being redeemed in connection with a stockholder’s death. Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years the shares were held.

During the year ended December 31, 2007, we redeemed shares pursuant to our stock repurchase program follows (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program

January 2007	—	$—		(1)
February 2007	—	—		(1)
March 2007	—	—		(1)
April 2007	2,500	8.00		(1)
May 2007	—	—		(1)
June 2007	—	—		(1)
July 2007	—	—		(1)
August 2007	12,500	7.20		(1)
September 2007	—	—		(1)
October 2007	7,255	7.44		(1)
November 2007	35,180	7.19		(1)
December 2007	—	$—		(1)
	57,435

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

Stockholders

As of March 7, 2008, we had approximately 11.0 million shares of common stock outstanding held by approximately 2,851 stockholders of record.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income.  Until proceeds from our offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our offering and or from borrowings in anticipation of future cash flow.  Our board generally declares distributions on a quarterly basis, portions of which are paid on a monthly basis.  Monthly distributions are paid based on daily record and distribution declaration dates so our investor will be entitled to be paid distributions beginning on the day that they purchase shares.

During the years ended December 31, 2007 and 2006, we paid distributions, including any distributions reinvested, aggregating approximately $3.0 million and $0.4 million , respectively to our stockholders.  The following table shows the distributions paid for the fiscal years ended December 31, 2007 and 2006.  We paid distributions based on daily record dates for each day during the period commencing  January 1, 2006 through December 31, 2007, aggregated by quarter as follows:

	Distribution Declared (1)
Period	Cash	Reinvested	Total
First quarter 2006	$8,000	$6,000	$14,000
Second quarter 2006	45,000	35,000	80,000
Third quarter 2006	88,000	77,000	165,000
Fourth quarter 2006	150,000	177,000	327,000
	$291,000	$295,000	$586,000

First quarter 2007	$223,000	$283,000	$506,000
Second quarter 2007	322,000	422,000	744,000
Third quarter 2007	385,000	523,000	908,000
Fourth quarter 2007	423,000	615,000	1,038,000
	$1,353,000	$1,843,000	$3,196,000

(1)	100% of the distributions declared during 2007 represented a return of capital for tax purposes.

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

Recent Sales of Unregistered Securities

On August 8, 2007, we granted our non-employee directors nonqualified stock options to purchase an aggregate of 20,000 shares of our common stock at an exercise price at $8.00 per share under our Employee and Director Incentive Stock Plan pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

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

As of December 31, 2007, excluding issuance of 253,266 shares under our distribution reinvestment plan, we had sold approximately 9.7 million shares of common stock in our ongoing offering, raising gross offering proceeds of approximately $77.7 million.  From this amount, we incurred approximately $7.7 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $1.6 million in acquisition fees payable to our advisor.  We used approximately $52.3 million of the net offering proceeds to acquire properties as of December 31, 2007.

Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2008 annual meeting of stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

The following should be read with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto.

	As of December 31,
	2007	2006	2005
Balance Sheet Data:
Total assets	$129,922,000	$50,012,000	$224,000
Investments in real estate, net	$120,994,000	$36,057,000	$—
Stockholders’ equity (deficit)	$60,248,000	$26,719,000	$(93,000)

	Year Ended December 31,
	2007	2006	2005
Operating Data:
Revenues	$5,865,000	$404,000	$—
General and administrative expense	$2,359,000	$1,294,000	$95,000
Net loss	$(2,601,000)	$(1,306,000)	$(94,000)
Net loss per common share, basic and diluted (1)	$(0.40)	$(1.58)	$(752.00)
Distributions declared	$3,196,000	$586,000	$—
Distributions per common share (1)	$0.50	$0.71	$—
Weighted average number of shares outstanding (1):
Basic and diluted	6,429,323	827,147	125

Other Data:
Cash flows used in operating activities	$(1,156,000)	$(139,000)	$(84,000)
Cash flows used in investing activities	$(84,799,000)	$(37,447,000)	$—
Cash flows provided by financing activities	$81,562,000	$48,510,000	$200,000

(1)	Net loss and distributions per share are based upon the weighted average number of shares of common stock outstanding.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

Overview

We were incorporated on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate.  Prior to commencing our initial public offering on January 6, 2006, we had approximately $200,000 in assets and no real estate operations.  In February 2006, we received the minimum offering amount of $1.0 million and in June 2006, we began acquiring real estate assets.  As of December 31, 2007, we raised approximately $77.7 million of gross proceeds from the sale of 9.7 million shares of our common stock, and we acquired eleven real estate properties.

Accordingly, our results of operations for the years ended December 31, 2007 and 2006 reflect growing operational revenues and expenses resulting from the acquisition of properties and interest expense resulting from the use of acquisition financing.

Results of Operations

Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of owning the assets acquired during 2007 for an entire year and as a result of anticipated future acquisitions of real estate assets.

As of December 31, 2007, we had acquired eleven properties, including one portfolio which consisted of four properties.  During 2006, we acquired a total of four properties, two in June 2006 and two in December 2006.  During 2007, we acquired seven properties.  The properties were acquired in January 2007, April 2007, October 2007 and November 2007, respectively.  Accordingly, the results of our operations for the year December 31, 2007 are not directly comparable with the year ended December 31, 2006 and 2005.  In 2005, our operating results consisted primarily of general and administrative expenses associated with insurance and third party professional, legal and accounting fees related to our periodic reporting requirements under the Securities Act of 1934.

We have no paid employees and are externally advised and managed by Cornerstone Realty Advisors, LLC.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Rental income, tenant reimbursements and other income increased to approximately $4,723,000 and $1,142,000, respectively, for the year ended December 31, 2007 from approximately $359,000 and $45,000, respectively, for the year ended December 31, 2006.

Property operating and maintenance costs increased to approximately $1,332,000 for the year ended December 31, 2007 from approximately $102,000 and $38,000, respectively, for the year ended December 31, 2006.

Depreciation of real estate and amortization of lease costs increased to approximately $1,529,000 for the year ended December 31, 2007 from approximately $99,000 for the year ended December 31, 2006.

The increases in rental income and tenant reimbursements and other income as well as the increases in operating costs, asset management fees and depreciation and amortization are primarily due to the acquisition of properties during 2007 and owning the properties acquired in 2006 for a full year.

General and administrative expenses and asset management fees increased to approximately $2,359,000 and $707,000, respectively for the year ended December 31, 2007 from approximately  $1,294,000 and $38,000, respectively for the year ended December 31, 2006 as a result of costs incurred with respect to abandoned acquisitions costs of approximately $838,000 and higher fees incurred to the advisor because we owned more properties in 2007 versus 2006.

Interest income increased to approximately $605,000 for the year ended December 31, 2007 from approximately $203,000 for the year ended December 31, 2006 primarily due to higher cash available for investment from the net proceeds of our public offering.

Interest expense increased to approximately $3,147,000 for the year ended December 31, 2007 from approximately $391,000 for the year ended December 31, 2006 primarily due to increased financing used to facilitate the acquisition of eight properties versus two properties in the prior year.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Rental revenues increased to $404,000, property operating and maintenance expense increased to $102,000 and depreciation and amortization expense increased to $99,000 in 2006.  We earned no rental revenue and incurred no property operating and maintenance or depreciation and amortization expense in 2005.

General and administrative expenses and asset management fees increased to $1,294,000 and $38,000, respectively in 2006 from $95,000 and $0, respectively  in 2005.  The increase is primarily attributable to higher professional fees and advisor administrative expense reimbursement associated with a full year of operations and regulatory reporting, and the addition of lender reporting obligations in 2006.

Interest income increased to $203,000 in 2006 from $1,000 in 2005 due to higher cash available for investment from the net proceeds of our public offering, which commenced in 2006.

Interest expense increased to $391,000 in 2006 from $0 in 2005 due primarily to temporary financing used to facilitate the acquisition of two of our real estate investments.

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

As of December 31, 2007, excluding shares issued under the distribution reinvestment plan, approximately 9.7 million shares of our common stock had been sold in the Offering for aggregate gross proceeds of approximately $77.7 million.  At that date, we had approximately $6.6 million in cash and cash equivalents on hand and approximately $6.7 million available under our acquisition credit facility with HSH Nordbank.  Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

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

We are currently dependent on our advisor to fund a portion of our organization and offering activities because the amount we can spend on organization and offering expenses is limited by our charter.  At December 31, 2007, our advisor had incurred $3.5 million of organization and offering costs on our behalf.  Of this amount, $2.8 million had been reimbursed to our advisor.  Organization and offering expenses (other than sales commissions and dealer manager fees) consist of all expenses incurred by us or on our behalf in connection with our initial public offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to: (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.  Our advisor will advance us money for these organization and offering expenses or pay those expenses on our behalf.  Our advisor will not charge us interest on these advances.  We will repay these advances and reimburse our advisor for expenses paid on our behalf using the gross proceeds of our initial public offering, but in no event will we have any obligation to reimburse our advisor for these costs totaling in excess of 3.5% of the gross proceeds from our primary offering.  Our advisor will pay all of our organization and offering expenses described above that are in excess this 3.5% limitation.  In addition, our advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur, exceed 13.5% of the gross proceeds from our initial public offering.

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

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for the year ended December 31, 2007.  Under the Internal Revenue Code of 1986, we are not be subject to federal income tax on income that we distribute to our stockholders.  REITs are subject to numerous organizational and operational requirements in order to avoid taxation as a regular corporation, including a requirement that they generally distribute at least 90% of their annual taxable income to their stockholders.  If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify.  Our failure to qualify as a REIT could result in us having a significant liability for taxes.

Other Liquidity Needs

Property Acquisitions

We expect to purchase properties and have expenditures for capital improvements, tenant improvements and lease commissions in the next twelve months, however, those amounts cannot be estimated at this time.  We cannot assure, however, that we will have sufficient funds to make any acquisitions or related capital expenditures at all.

Debt Service Requirements

On June 30, 2006, we entered into a Credit Agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during the offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  The Credit Agreement permits us to borrow up to $50,000,000 secured by real property at a borrowing rate based on LIBOR plus a margin ranging from 1.15% to 1.35% and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the obligations at any time without penalty.  The principal balance is due on June 30, 2008 with two one-year extensions at the option of the borrower.  The obligations under the Credit Agreement may be accelerated in the event of a default as defined in the Credit Agreement.  In connection with documentation and closing the Credit Agreement, we have paid fees and expenses totaling approximately $1.0 million.  As of March 1, 2008, the outstanding balance of borrowings under this credit facility was approximately $40.9 million.

The loan agreement entered with Wachovia Bank, National Association was to facilitate the acquisition of Orlando Small Bay portfolio.  Pursuant to the terms of the loan agreement, we may borrow $22.4 million at an interest rate 140 basis points over 30-day LIBOR, secured by specified real estate properties.  The loan agreement has a maturity date of November 13, 2009, and may be prepaid without penalty.   As of March 1, 2008, we have an outstanding balance of approximately $22.4 million loan payable due to Wachovia Bank, National Association.

Contractual Obligations

The following table reflects our contractual obligations as December 31, 2007, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$65,699,000	$43,278,000	$22,421,000	—	—
Interest Expense related to long term debt (1)	$3,806,000	$2,603,000	$1,203,000	—	—

(1) Interest expense is calculated based on the loan balance outstanding at December 31, 2007, one month LIBOR at December 31, 2007 plus appropriate margin ranging from 1.15% to 1.40%.

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

Subsequent Events

Declaration of Distributions

On February 8, 2008, the board of directors of Cornerstone Core Properties REIT, Inc. declared a daily distribution on its common stock in the amount of $0.001315 per share to each stockholder of record as of the close of business on each day of March, April, May and June 2008 to be paid in cumulative amounts on or before April 15, 2008, May 15, 2008, June 15, 2008 and July 15, 2008, respectively.  The amount of daily distributions, if paid each day over a 365-day period, would equal a 6.0% annualized rate based on a share price of $8.00 per share.

Sale of Shares of Common Stock

From January 1, 2008 through March 7, 2008, we raised approximately $8.1 million through the issuance of approximately 1.0 million shares of our common stock under our Offering.

Long Term Debt Obligation

On February 29, 2008, we made a payment approximately in the amount of $2.3 million to HSH Nordbank, AG.

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

Real Estate Purchase Price Allocation

We account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (“FAS 141”).   The results of operations of acquired properties are included in our Consolidated Statements of Operation after the date of acquisition.  Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, site improvements, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  The value of the building is depreciated over an estimated useful life of 39 years.  The value of site improvements is depreciated over an estimated useful life of 15-20 years.  The value of tenants improvements is depreciated generally the shorter of lease term or useful life.

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

Revenue Recognition and Valuation of Receivables

Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease.  Since our leases may provide for free rent, lease incentives or rental increases at specified intervals, we will be required to straight-line the recognition of revenue, which will result in the recording of a receivable for rent not yet due under the lease terms.  Accordingly, our management will be required to determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible.  Management will review unbilled rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we will record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable.

Income Taxes

We have elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2006.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that it distributes to its stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT, beginning with our taxable year ending December 31, 2007, and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT in subsequent tax years for federal income tax purposes.  Due to the early stage of our operations, during 2007, all distributions constituted a return of capital.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 on January 1, 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No.  157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements to increase consistency and comparability of fair value measurements.  In February 2008, the FASB issued FASB Staff Position SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”).  FSP FAS 157-1 defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases.  The Company adopted SFAS 157 and FSP FAS 157-1 on a prospective basis effective January 1, 2008. The adoption of SFAS 157 and FSP FAS 157-1 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years begining after November 15, 2007.  The adoption of SFAS No. 159 on January 1, 2008 did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”  (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  The adoption of this standard may have an impact on the accounting for certain costs related to our future acquisitions.

In December 2007, FASB issued Statements No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment to Accounting Research Board No. 51 (“SFAS 160”).  SFAS 160 objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively.  We are currently evaluating the provisions for SFAS 160 to determine the potential impact, if any, the adoption will have on our consolidated financial statements.

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

Our credit facility with HSH Nordbank AG, permits us to borrow up to $50,000,000 secured by real property at a borrowing rate based on LIBOR plus a margin ranging from 1.15% to 1.35% and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the obligations at any time without penalty.  The principal balance is due on June 30, 2008.  We have a one time option to extend the maturity date by one year to June 30, 2009.  Upon acceptance of the one year extension by HSH Nordbank AG, we will have an additional one time option to extend the maturity date for another year to June 30, 2010.  As of March 1, 2008, we have an outstanding balance of approximately $40.9 million loan payable due to HSH Nordbank AG, New York Branch.

The loan agreement entered with Wachovia Bank, National Association was to facilitate the acquisition of Orlando Small Bay portfolio.  Pursuant to the terms of the loan agreement, we may borrow $22.4 million at an interest rate 140 basis points over 30-day LIBOR, secured by specified real estate properties. The loan agreement has a maturity date of November 13, 2009, and may be prepaid without penalty.   As of March 1, 2008, we have an outstanding balance of approximately $22.4 million loan payable due to Wachovia Bank, National Association.

We may be exposed to the effects of interest rate changes primarily as a result of debt under our credit facilities used to maintain liquidity and fund expansion of our real estate investment portfolio and operations.  Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by considering using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt.  We will not enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2007, we had borrowed approximately $65.7 million under our credit facility and loan agreement.  The credit facility with HSH Nordbank and future borrowing on the credit facility is subject to a variable rate through its maturity date of June 30, 2008.  The loan agreement with Wachovia Bank, National Association is subject to a variable rate through its maturity date of November 13, 2009.  An increase in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders.  Based on the debt outstanding as of December 31, 2007, a 1% change in interest rates would result in a change in interest expense of approximately $657,000 per year.

On September 7, 2007, we entered into a swap transaction with HSH NordBank AG which capped our interest rate at 6% LIBOR through June 30, 2008.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15.  Exhibits, Financial Statement Schedules.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and our Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 29, 2008.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 29, 2008.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 29, 2008.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 29, 2008.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 29, 2008.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Financial Statements

(2) Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation

(3) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cornerstone Core Properties REIT, Inc.

We have audited the accompanying consolidated balance sheets of Cornerstone Core Properties REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007, 2006 and 2005.  Our audit also included the financial statement schedule listed in the index at item 15.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Core Properties REIT, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 14, 2008

CORNERSTONE CORE PROPERTIES REIT, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$6,648,000	$11,041,000
Investments in real estate
Land	36,762,000	16,310,000
Buildings and improvements, net	81,441,000	18,416,000
Intangible lease assets, net	2,791,000	1,331,000
	120,994,000	36,057,000
Deferred acquisition costs and deposits	633,000	1,599,000
Deferred financing costs, net	412,000	697,000
Tenant and other receivables, net	540,000	206,000
Other assets, net	695,000	412,000
Total assets	$129,922,000	$50,012,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$65,699,000	$20,180,000
Accounts payable and accrued liabilities	1,062,000	505,000
Payable to related parties	899,000	1,955,000
Prepaid rent and security deposits	766,000	202,000
Property taxes payable	126,000	13,000
Intangible lease liabilities, net	446,000	111,000
Distributions payable	367,000	146,000
Total liabilities	69,365,000	23,112,000

Minority interest	309,000	181,000

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 9,908,551 and 4,328,186 shares issued and outstanding at December 31, 2007 and 2006, respectively	10,000	4,000
Additional paid-in capital	64,239,000	28,115,000
Accumulated deficit	(4,001,000)	(1,400,000)
Total stockholders’ equity	60,248,000	26,719,000
Total liabilities, minority interest and stockholders’ equity	$129,922,000	$50,012,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007, 2006 and 2005

	Year ended December 31,
	2007	2006	2005
Revenues:
Rental revenues	$4,723,000	$359,000	$—
Tenant reimbursements & other income	1,142,000	45,000	—
	5,865,000	404,000	—
Expenses:
Property operating and maintenance	1,332,000	102,000	—
General and administrative	2,359,000	1,294,000	95,000
Asset management fees	707,000	38,000
Depreciation and amortization	1,529,000	99,000	—
	5,927,000	1,533,000	95,000

Operating loss	(62,000)	(1,129,000)	(95,000)

Interest income	605,000	203,000	1,000
Interest expense	(3,147,000)	(391,000)	—
Loss before minority interest	(2,604,000)	(1,317,000)	(94,000)

Minority interest	(3,000)	(11,000)	—
Net loss	$(2,601,000)	$(1,306,000)	$(94,000)

Loss per share - basic and diluted	$(0.40)	$(1.58)	$(752.00)
Weighted average number of common shares	6,429,323	827,147	125

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

For the Years Ended December 31, 2007, 2006 and 2005

	Preferred Stock		Common Stock
	Number of Shares	Preferred Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE — December 31, 2004	—	—	125	$—	$1,000	$—	$1,000

Net loss	—	—	—	—	—	(94,000)	(94,000)

BALANCE — December 31, 2005	—	—	125	—	1,000	(94,000)	(93,000)

Issuance of common stock	—	—	4,328,061	4,000	34,609,000	—	34,613,000
Stock-based compensation expense	—	—	—	—	2,000	—	2,000
Offering costs	—	—	—	—	(5,911,000)	—	(5,911,000)
Distributions declared	—	—	—	—	(586,000)	—	(586,000)
Net loss	—	—	—	—	—	(1,306,000)	(1,306,000)

BALANCE — December 31, 2006	—	—	4,328,186	4,000	28,115,000	(1,400,000)	26,719,000

Issuance of common stock	—	—	5,637,800	6,000	45,008,000	—	45,014,000
Redeemed shares	—	—	(57,435)	—	(417,000)	—	(417,000)
Offering costs	—	—	—	—	(5,271,000)	—	(5,271,000)
Distributions declared	—	—	—	—	(3,196,000)	—	(3,196,000)
Net loss	—	—	—	—	—	(2,601,000)	(2,601,000)

BALANCE — December 31, 2007	—	$—	9,908,551	$10,000	$64,239,000	$(4,001,000)	$60,248,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(2,601,000)	$(1,306,000)	$(94,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	505,000	238,000	—
Depreciation and amortization	1,529,000	99,000	—
Straight line rents and amortization of acquired above/below market lease intangibles	(41,000)	(5,000)	—
Stock-based compensation expense	—	2,000	—
Minority interest	(3,000)	(11,000)	—
Change in operating assets and liabilities:
Tenant and other receivables	(299,000)	(73,000)	—
Payable to related parties	(532,000)	621,000	(11,000)
Other assets	(443,000)	(101,000)	(93,000)
Accounts payable, accrued expenses and other	729,000	397,000	114,000
Net cash used in operating activities	(1,156,000)	(139,000)	(84,000)

Cash flows from investing activities:
Real estate acquisitions	(83,645,000)	(35,763,000)	—
Additions to real estate	(36,000)	(85,000)	—
Deferred acquisition costs and fees	(868,000)	(349,000)	—
Escrow deposits	(250,000)	(1,250,000)	—
Net cash used in investing activities	(84,799,000)	(37,447,000)	—

Cash flows from financing activities
Issuance of common stock	43,309,000	34,391,000	—
Issuance of operating partnership units	—	—	200,000
Redeemed shares	(417,000)	—	—
Minority interest contributions	145,000	—	—
Proceeds from notes payable	49,809,000	20,180,000	—
Repayment of notes payable	(4,161,000)	—	—
Other receivables	211,000	(341,000)	—
Offering costs	(5,828,000)	(4,567,000)	—
Distributions paid to stockholders	(1,272,000)	(219,000)	—
Distributions paid to minority interest	(14,000)	—	—
Deferred financing costs	(220,000)	(934,000)	—
Net cash provided by financing activities	81,562,000	48,510,000	200,000

Net (decrease) increase in cash and cash equivalents	(4,393,000)	10,924,000	116,000
Cash and cash equivalents - beginning of period	11,041,000	117,000	1,000
Cash and cash equivalents - end of period	$6,648,000	$11,041,000	$117,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,215,000	$117,000	$—
Supplemental disclosure of noncash activities:
Distributions declared not paid	$364,000	$137,000	$—
Distributions reinvested	$1,703,000	$219,000	$—
Payables to related parties	$854,000	$1,344,000	$—
Accrued distribution to minority interest	$3,000	$8,000	$—
Accrued additions to real estate	$25,000	$—	$—
Receivable from seller	$96,000	$—	$—
Security deposits assumed upon acquisition of real estate	$503,000	$202,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2005 and 2006

1.     Organization

Cornerstone Core Properties REIT, Inc., a Maryland corporation , was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  As used in this report, “we,” “us” and “our” refer to Cornerstone Core Properties REIT, Inc. and its consolidated subsidiaries except where the context otherwise requires.  We are newly formed and are subject to the general risks associated with a start-up enterprise, including the risk of business failure.  Subject to certain restrictions and limitations, our business is managed by an affiliate, Cornerstone Realty Advisors, LLC, a Delaware limited liability company that was formed on November 30, 2004 (the “advisor”) pursuant to an advisory agreement.

On November 9, 2004, Terry G. Roussel, an affiliate of the advisor, purchased 125 shares of common stock for $1,000 and became our initial stockholder.  Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At December 31, 2007, we owned 99.74% general partner interest in the Operating Partnership while the advisor owned a 0.26% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements substantial of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.   All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We intend to invest the net proceeds from the Offering primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  As of December 31, 2007, a total of 9.7 million shares of our common stock had been sold for aggregate gross proceeds of $77.7 million.

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

Real Estate Purchase Price Allocation

We account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No.  141, “Business Combinations” (“FAS 141”).   The results of operations of acquired properties are included in our Consolidated Statements of Operation after the date of acquisition.  Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, site improvements, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  The value of the building is depreciated over an estimated useful life of 39 years.  The value of site improvements is depreciated over an estimated useful life of 15-20 years.  The value of tenants improvements is depreciated generally the shorter of lease term or useful life.

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

The estimated useful lives for lease intangibles range from 1 month to 10 years.  The weighted-average amortization period for in-place lease, acquired above market leases and acquired below market leases are 4.2 years, 5.0 years and 3.5 years, respectively.

Amortization associated with the lease intangible assets and liabilities for the years ended December 31, 2007, 2006 and 2005 were $434,000, $28,000 and $0, respectively.

Anticipated amortization for each of the five following years ended December 31, 2007 is as follows:

Lease Intangibles
2008	$602,000
2009	$599,000
2010	$558,000
2011	$414,000
2012	$104,000

As of December 31, 2007, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	Site Improvements	In-Place Lease	Acquired Above Market Leases	Acquired Below Market Leases
Cost	$74,587,000	$8,127,000	$1,779,000	$1,613,000	$(586,000)
Accumulated depreciation and amortization	(1,177,000)	(96,000)	(326,000)	(275,000)	140,000
Net	$73,410,000	$8,031,000	$1,453,000	$1,338,000	$(446,000)

As of December 31, 2006, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	In-Place Lease	Acquired Above Market Leases	Acquired Below Market Leases
Cost	$18,492,000	$397,000	$972,000	$(121,000)
Accumulated depreciation and amortization	(76,000)	(21,000)	(17,000)	10,000
Net	$18,416,000	$376,000	$955,000	$(111,000)

Depreciation expense associated with buildings and improvements and site improvements the years ended December 31, 2007, 2006 and 2005 were $1,197,000, $76,000 and $0, respectively.

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

Tenant and Other Receivables, net

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible.  Provisions for bad debts amounts to approximately $2,000 for the year ended December 31, 2007 which is included in property operating and maintenance expenses in the accompanying consolidated statements of operations.  No bad debt expenses were recorded during the years ended December 31, 2006 and 2005.

Other Assets

Other assets consist primarily of leasing commissions and prepaid insurance.  Additionally, other assets will be amortized to expense over their service in future periods.  Balances without future economic benefit are expensed as they are identified.

Deferred Financing Costs

Costs incurred in connection with debt financing are recorded as deferred financing costs. Deferred financing costs are amortized using the straight-line method of accounting, over the contractual terms of the respective financings.

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

Due to the early stage of our operations, during 2007, all distributions constituted a return of capital.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments.  Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited.  We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution.  At December 31, 2007, we had cash accounts in excess of FDIC insured limits.

As of December 31, 2007, we owned three properties in state of California, three properties in the state of Arizona and five properties in the state of Florida.  Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.

Fair Value of Financial Instruments

The SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques such as discounted cash flow analysis.  The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

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

Net loss per share is calculated as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net loss	$(2,601,000)	$(1,306,000)	$(94,000)
Net loss per share — basic and diluted	$(0.40)	$(1.58)	$(752.00)
Weighted average number of shares outstanding — basic and diluted	6,429,323	827,147	125

We follow SFAS No. 123(R), Share-Based Payment, to account for our stock compensation pursuant to our 2007 Employee and Director Incentive Stock Plan. See Note 7, Stockholders’ Equity.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 on January 1, 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No.  157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements to increase consistency and comparability of fair value measurements.  In February 2008, the FASB issued FASB Staff Position SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”).  FSP FAS 157-1 defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases.  The Company adopted SFAS 157 and FSP FAS 157-1 on a prospective basis effective January 1, 2008. The adoption of SFAS 157 and FSP FAS 157-1 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years begining after November 15, 2007.  The adoption of SFAS No. 159 on January 1, 2008 did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”  (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  The adoption of this standard may have an impact on the accounting for certain costs related to our future acquisitions.

In December 2007, the FASB issued Statements No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to Accounting Research Board No. 51 (“SFAS 160”)”.  SFAS 160 objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively.  We are currently evaluating the provisions for SFAS 160 to determine the potential impact, if any, the adoption will have on our consolidated financial statements.

4.      Investments in Real Estate

On January 22, 2007, we purchased Mack Deer Valley, a multi-tenant industrial property located in Phoenix, Arizona, for approximately $23.2 million.  The purchase price of the property was funded with net proceeds raised from our public offering and $16.4 million of borrowings under our credit agreement with HSH Nordbank AG, New York Branch.

On April 2, 2007, we acquired an existing multi-tenant industrial property known as Marathon Center located near Tampa Bay, Florida for a purchase price of $4.5 million.   We acquired the property in a joint venture with JBK Capital, LLC.  We are the managing partner of the venture and own a 97% interest in the venture.  The property was purchased with no debt financing.

On October 2, 2007, we purchased an existing multi-tenant industrial property known as Pinnacle Park Business Center for approximately $20.1 million.  The purchase price of  was funded with net proceeds raised from our public offering and approximately $11.0 million of borrowings under our credit agreement with HSH Nordbank AG, New York Branch.

On November 15, 2007, we purchased an existing portfolio of properties known as Orlando Small Bay for approximately $37.1 million funded with our net proceeds raised from our public offering and approximately $22.4 million of borrowings under an agreement with Wachovia Bank, National Association.

5.     Payable to Related Parties

Payable to related parties at December 31, 2007 consists of  a leasing commission payable to a company owned by an employee of an affiliate of our Advisor.  Payable to related parites at December 31, 2006 consists organizational and offering costs and acquisition fees payable to our advisor, broker dealer management fees payable to PCC and expense reimbursements payable to our advisor.

6.     Minority Interests

Minority interests relate to the interest in the consolidated entities that are not wholly-owned by us.

7.     Stockholders’ Equity

Common Stock

Our articles of incorporation authorize 290,000,000 additional shares of common stock with a par value of $0.01 and 10,000,000 shares of preferred stock with a par value of $0.01.  As of December 31, 2007, we have cumulatively issued approximately 9.7 million shares of common stock for a total of approximately $77.7 million of gross proceeds.  As of December 31, 2006, we have issued approximately 4.3 million shares of common stock for a total of approximately $34.4 million of gross proceeds.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allow our stockholders to have distributions and other distributions otherwise distributable to them invested in additional shares of our common stock.   We have registered 11,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.   The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share.   As of December 31, 2007, approximately 253,000 shares had been issued under the distribution reinvestment plan.  As of December 31, 2006, approximately 29,000 shares had been issued under the distribution reinvestment plan.   We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to participants.

Stock Repurchase Program

We have adopted a share redemption program for investors who have held their shares for at lease one year, unless the shares are being redeemed in connection with a stockholder’s death. Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years the shares were held.

During the year ended December 31, 2007, we redeemed shares pursuant to our stock repurchase program follows (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program

January 2007	—	$—		(1)
February 2007	—	—		(1)
March 2007	—	—		(1)
April 2007	2,500	8.00		(1)
May 2007	—	—		(1)
June 2007	—	—		(1)
July 2007	—	—		(1)
August 2007	12,500	7.20		(1)
September 2007	—	—		(1)
October 2007	7,255	7.44		(1)
November 2007	35,180	7.19		(1)
December 2007	—	$—		(1)
	57,435

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

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  On August 8, 2007 and May 10, 2006, we granted our nonemployee directors nonqualified stock options to purchase an aggregate of 20,000 and 40,000 shares of common stock, respectively, at an exercise price of $8.00 per share.  Outstanding stock options became immediately exercisable in full on the grant date, expire in ten years after the grant date, and have no intrinsic value as of December 31, 2007.  We amortized approximately $0 and $2,200 of non-cash compensation expense for years ended December 31, 2007 and 2006, respectively.  There was no related compensation expense for the years ended December 31, 2005. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

We record compensation expense for nonemployee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.  These assumptions include the risk-free interest rate, the expected life of the options, the expected stock price volatility over the expected life of the options, and the expected distribution yield. Compensation expense for employee stock options is recognized ratably over the vesting term.  The assumptions used to estimate the fair value of options granted during the year ended December 31, 2006 using the Black-Scholes option-pricing model were 5% distribution yield, a 4.99% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 5 years, and a volatility rate of 1.02%.  The assumptions used to estimate the fair value of options granted during the year ended  December 30, 2007 using the Black-Scholes option-pricing model were 5.5% distribution yield, a 4.86% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 5 years and a volatility rate of 1.02%.  No stock options were exercised or canceled during the year ended December 31, 2007.

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

Equity Compensation Plan Information

Our equity compensation plan information as of December 31, 2007 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	60,000	$8.00	See footnote	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	60,000	$8.00	See footnote	(1)

(1)   Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to ten percent (10%) of our outstanding common stock.  The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000.  As of December 31, 2007, there were approximately 9.9 million shares of our common stock issued and outstanding.

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

(1)   Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to ten percent (10%) of our outstanding common stock.  The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000.  As of December 31, 2006, there were approximately 4.3 million shares of our common stock issued and outstanding.

8.     Related Party Transactions

For the year ended December 31, 2007, we incurred approximately $65,000 of leasing consulting to a company owned by an employee of an affiliate of our Advisor.

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the advisor on our behalf and will be reimbursed to the advisor from the proceeds of the Offering.   Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.   In no event will we have any obligation to reimburse the advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering.  As of December 31, 2007, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.5 million, including approximately $110,000 of organizational costs that have been expensed and approximately $3.4 million of offering costs which reduce net proceeds of our offering.  As of December 31, 2006, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $2.6 million, including approximately $110,000 of organizational costs that have been expensed and approximately $2.5 million of offering costs which reduce net proceeds of our offering.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the advisor acquisition fees in an amount equal to 2% of the gross proceeds of the Primary Offering.  We will pay the acquisition fees upon receipt of the gross proceeds from the Offering.  However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the advisor for direct costs the advisor incurs and amounts the advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  As of December 31, 2007 and 2006, the advisor earned approximately $1.6 million and $0.7 million of acquisition fees, respectively, which are to be capitalized as part of the cost of real estate investment.  No acquisition fees were earned in 2005.

Management Fees.  The advisory agreement requires us to pay the advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principals in the United States of America (GAAP).  In addition, we will reimburse the advisor for the direct costs and expenses incurred by the advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  For the years ended 2007 and 2006, the advisor earned approximately $707,000 and $38,000 of asset management fees, respectively, which were expensed. No asset management fees were paid to the advisor in 2005.

Operating Expenses. The advisory agreement provides for reimbursement of our advisor’s direct and indirect costs of providing administrative and management services to us.  For years ended December 31, 2007 and 2006, approximately $517,000 and $529,000 of such costs, respectively, were reimbursed.  No such costs were reimbursed in 2005.  The advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The advisory agreement requires the advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) to the extent are in excess of 13.5% of gross proceeds from the Offering.  As of December 31, 2007 and 2006, we incurred approximately $7.7 million and $3.4 million, respectively, payable to PCC for dealer manager fees and sales commissions.  Much of this amount was reallowed by PCC to third party broker dealers. No such dealer manager fees or sales commissions were incurred in 2005. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying consolidated balance sheets.

9.     Credit Facilities

On June 30, 2006, we entered into a Credit Agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during the offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  As of December 31, 2007and 2006, we had net borrowings of approximately $43.3 million and $20.2 million, respectively, under the Credit Agreement.

The Credit Agreement permits us to borrow up to $50,000,000 secured by real property at a borrowing rate based on LIBOR plus a margin ranging from 1.15% to 1.35% and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.  The principal balance is due on June 30, 2008 with two one-year extensions at the option of the borrower.  The repayment of obligations under the Credit Agreement may be accelerated in the event of a default, as defined in the Credit Agreement.  The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of December 31, 2007, we were in compliance with all these financial covenants.  During years ended 2007, 2006 and 2005, we incurred approximately $2,455,000, $153,000 and $0, respectively, of interest expense related to the Credit Agreement.

On November 13, 2007, we entered into a loan agreement with Wachovia Bank, National Association to facilitate the acquisition of properties during our offering period.  Pursuant to the terms of the loan agreement, we may borrow $22.4 million at an interest rate of 140 basis points over 30-day LIBOR, secured by specified real estate properties.  The loan agreement has a maturity date of November 13, 2009, and may be prepaid without penalty.  The entire $22.4 million available under the terms of the Loan was used to finance an acquisition of properties that closed on November 15, 2007.  During 2007, we incurred approximately $187,000 of interest expense related to the loan agreement.

In connection with documentation and closing the credit agreement with HSH Nordbank and loan agreement with Wachovia Bank, during the years ended December 31, 2007 and 2006, we incurred financing costs totaling approximately $1.2 million and $0.9 million, respectively.  These financing costs have been capitalized and are being amortized over the life of the agreement.  For the years ended December 31, 2007, 2006 and 2005, approximately $505,000, $238,000 and $0, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.

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

	Quarters Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Revenues	$2,184,000	$1,376,000	$1,234,000	$1,071,000
Expenses	2,408,000	1,233,000	1,247,000	1,039,000
Operating loss	(224,000)	143,000	(13,000)	32,000
Net loss	$(1,164,000)	$(330,000)	$(581,000)	$(526,000)
Loss per share — basic and diluted	$(0.13)	$(0.04)	$(0.09)	$(0.11)

Weighted average shares	9,212,369	8,057,934	6,482,651	4,814,342

	Quarters Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Revenues	$291,000	$96,000	$17,000	$—
Expenses	521,000	391,000	305,000	316,000
Operating loss	(230,000)	(295,000)	(288,000)	(316,000)
Net loss	$(385,000)	$(360,000)	$(250,000)	$(311,000)
Loss per share — basic and diluted	$(0.13)	$(0.23)	$(0.36)	$(3.29)

Weighted average shares	2,963,521	1,556,451	693,711	94,396

12.  Pro Forma Financial Information (Unaudited)

During the years ended December 31, 2007 and 2006 we acquired seven and four properties, for total investments of approximately $84.8 million and $36.0 million , respectively, plus closing costs.  The following unaudited pro forma information for the years ended December 31, 2007 and 2006 has been prepared to reflect the incremental effect of the acquisitions as if such transactions had occurred on January 1, 2006.  As these acquisitions are assumed to have been made on January 1, 2006, the shares outstanding as of December 31, 2007 and 2006 are assumed to have been sold and outstanding as of January 1, 2006 for purposes of calculating per share data.

	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenues	$9,845,000	$6,942,000
Depreciation and amortization	2,918,000	2,754,000
Net loss	$(2,877,000)	$(2,368,000)
Loss per share — basic and diluted	$(0.37)	$(0.31)
Shares outstanding — Basic and diluted	7,760,445	7,760,445

13.  Subsequent Events

Declaration of Distributions

On February 8, 2008, the board of directors of Cornerstone Core Properties REIT, Inc. declared a daily distribution on its common stock in the amount of $0.001315 per share to each stockholder of record as of the close of business on each day of March, April, May and June 2008 to be paid in cumulative amounts on or before April 15, 2008, May 15, 2008, June 15, 2008 and July 15, 2008, respectively.  The amount of daily distributions, if paid each day over a 365-day period, would equal a 6.0% annualized rate based on a share price of $8.00 per share.

Sale of Shares of Common Stock

From January 1, 2008 through March 7, 2008, we raised approximately $8.1 million through the issuance of approximately 1.0 million shares of our common stock under our Offering.

Long Term Debt Obligation

On February 29, 2008, we made a principle payment approximately in the amount of $2.3 million to HSH Nordbank, AG.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

		Initial Cost		Costs Captialized	Gross Amount Invested						Life on which Depreciation in Latest Income
			Building &	Subsequent to		Building and		Accumulated	Date of	Date	Statement is
Description	Emcumbrance	Land	Improv.	Acquisition	Land	Improv.	Total	Depreciation	Construct	Acquired	Computed

2111 S. Industrial Park, Tempe, AZ	—	$590,000	$1,482,000	$24,000	$590,000	$1,506,000	$2,096,000	$63,000	1974	06/01/06	39 years

Shoemaker Industrial Building Santa Fe Spring, CA	—	950,000	1,518,000	—	950,000	1,518,000	2,468,000	59,000	2001	06/30/06	39 years

15172 Goldenwest CircleWestminister, CA	—	7,100,000	4,282,000	5,000	7,100,000	4,287,000	11,387,000	118,000	1968	12/01/06	39 years

20100 Western Avenue Torrance, CA	—	7,670,000	11,096,000	118,000	7,670,000	11,214,000	18,884,000	328,000	2001	12/1/06	39 years

Mack Deer Valley Phoenix, AZ	—	6,216,000	16,810,000		6,216,000	16,810,000	23,026,000	411,000	2005	01/21/07	39 years

Marathon Tampa Bay, FL	—	980,000	3,561,000	12,000	980,000	3,573,000	4,553,000	68,000	1989-1994	04/02/07	39 years

Pinnacle Peak Phoenix, AZ	—	6,717,000	13,198,000	—	6,717,000	13,198,000	19,915,000	92,000	2006	10/02/07	39 years

Orlando Small Bay Portfolio Orlando, FL	—	6,539,000	30,608,000	—	6,539,000	30,608,000	37,147,000	134,000	2002-2005	11/15/07	39 years

Totals	—	$36,762,000	$82,555,000	$159,000	$36,762,000	$82,714,000	$119,476,000	$1,273,000

	Cost	Accumulated Depreciation
Balance at December 31, 2004	$—	$—

2005 Additions	—	—

Balance at December 31, 2005	$—	$—

2006 Additions	34,802,000	76,000

Balance at December 31, 2006	$34,802,000	$76,000

2007 Additions	84,674,000	1,197,000

Balance at December 31, 2007	$119,476,000	$1,273,000

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ TERRY G. ROUSSEL
TERRY G. ROUSSEL
Chief Executive Officer, President and
Chairman of the Board of Directors

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2008.

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