Form 10-Q
period 2008-03-31
Cornerstone Core Properties REIT, Inc.
filed 2008-05-09
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or
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

☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes  ☒  No

As of April 30, 2008, we had 12,338,002 shares issued and outstanding.

PART I - FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Core Properties REIT, Inc.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$14,530,000	$6,648,000
Investments in real estate
Land	36,762,000	36,762,000
Buildings and improvements, net	80,850,000	81,441,000
Intangible lease assets, net	2,545,000	2,791,000
	120,157,000	120,994,000
Notes receivable	375,000	—
Deferred acquisition costs and deposits	910,000	633,000
Deferred financing costs, net	246,000	412,000
Tenant and other receivables, net	490,000	540,000
Other assets, net	732,000	695,000
Total assets	$137,440,000	$129,922,000

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$63,366,000	$65,699,000
Accounts payable and accrued liabilities	681,000	1,062,000
Payable to related parties	809,000	899,000
Prepaid rent and security deposits	790,000	766,000
Property taxes payable	221,000	126,000
Intangible lease liability, net	376,000	446,000
Distributions payable	460,000	367,000
Total liabilities	66,703,000	69,365,000

Minority interests	304,000	309,000

Commitments and contingencies (Note 10)

Stockholders’ equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 11,589,293 and 9,908,551 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	12,000	10,000
Additional paid-in capital	74,976,000	64,239,000
Accumulated deficit	(4,555,000)	(4,001,000)
Total stockholders’ equity	70,433,000	60,248,000
Total liabilities, minority interests and stockholders’ equity	$137,440,000	$129,922,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Rental revenues	$2,065,000	$894,000
Tenant reimbursements and other income	500,000	177,000
	2,565,000	1,071,000
Expenses:
Property operating and maintenance	725,000	231,000
General and administrative	408,000	416,000
Asset management fees	306,000	139,000
Depreciation and amortization	790,000	253,000
	2,229.000	1,039,000
Operating income	336,000	32,000

Other income (expense):
Interest income	55,000	110,000
Interest expense	(947,000)	(669,000)
Net loss before minority interest	(556,000)	(527,000)
Minority interest	2,000	1,000
Net loss	$(554,000)	$(526,000)

Loss per share - basic and diluted	$(0.05)	$(0.11)

Weighted average number of common shares	10,557,362	4,814,342

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008

(Unaudited)

	Common Stock
		Common
	Number of	Stock Par	Additional	Accumulated
	Shares	Value	Paid-In Capital	Deficit	Total
Balance - December 31, 2007	9,908,551	$10,000	$64,239,000	$(4,001,000)	$60,248,000
Issuance of common stock	1,708,138	2,000	13,631,000	—	13,633,000
Redeemed shares	(27,396)	—	(199,000)	—	(199,000)
Offering costs	—	—	(1,491,000)	—	(1,491,000)
Dividends declared	—	—	(1,204,000)	—	(1,204,000)
Net loss	—	—	—	(554,000)	(554,000)
Balance - March 31, 2008	11,589,293	$12,000	$74,976,000	$(4,555,000)	$70,433,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(554,000)	$(526,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	166,000	119,000
Depreciation and amortization	790,000	253,000
Straight-line rents and amortization of acquired above (below) market leases	(58,000)	30,000
Minority interest	(2,000)	(1,000)
Change in operating assets and liabilities:
Tenant and other receivables	132,000	(102,000)
Other assets	(34,000)	29,000
Accounts payable and accrued liabilities	(276,000)	(128,000)
Accounts payable to related parties	89,000	(88,000)
Net cash provided by (used in) operating activities	253,000	(414,000)

Cash flows from investing activities
Real estate acquisitions	(41,000)	(22,012,000)
Deferred acquisition costs and deposits	(238,000)	(133,000)
Notes receivable	(375,000)	—
Net cash used in investing activities	(654,000)	(22,145,000)

Cash flows from financing activities
Issuance of common stock	12,971,000	11,298,000
Redeemed shares	(199,000)	—
Proceeds from note payable	—	16,400,000
Repayment of notes payable	(2,332,000)	—
Offering costs	(1,699,000)	(1,288,000)
Other receivables	—	(157,000)
Distributions paid to stockholders	(450,000)	(196,000)
Distributions paid to minority interest	(3,000)	(8,000)
Deferred financing cost	(5,000)	—
Net cash provided by financing activities	8,283,000	26,049,000
Net increase in cash and cash equivalents	7,882,000	3,490,000
Cash and cash equivalents - beginning of period	6,648,000	11,041,000
Cash and cash cquivalents - end of period	$14,530,000	$14,531,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$968,000	$527,000
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	$456,000	$203,000
Accrued dividend to minority interest	$1,000	$3,000
Distribution reinvested	$662,000	$169,000
Payable to related party	$235,000	$70,000
Security deposits assumed upon acquisition of real estate	$—	$133,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At March 31, 2008, we owned 99.78% general partner interest in the Operating Partnership while the advisor owned a 0.22% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements substantial of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.   All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We intend to invest the net proceeds from the Offering primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  As of March 31, 2008, a total of approximately 11.3 million shares of our common stock had been sold for aggregate gross proceeds of approximately $90.6 million.

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

Interim Financial Information

The accompanying interim condensed financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2007 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Real Estate Purchase Price Allocation

We account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No.  141, “Business Combinations” .   The results of operations of acquired properties are included in our consolidated statements of operations after the date of acquisition.  Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, site improvements, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  The value of the building is depreciated over an estimated useful life of 39 years.  The value of site improvements is depreciated over an estimated useful life of 15-20 years.  The value of tenants improvements is depreciated generally the shorter of lease term or useful life.

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

The estimated useful lives for lease intangibles range from 1 month to 10 years.  As of March 31, 2008, the weighted-average amortization period for in-place leases, acquired above market leases and acquired below market leases were 4.2 years, 4.9 years and 3.3 years, respectively.  As of December 31, 2007, the weighted-average amortization period for in-place leases, acquired above market leases and acquired below market leases were are 4.2 years, 5.0 years and 3.5 years, respectively.

Amortization associated with the lease intangible assets and liabilities for the three months ended March 31, 2008 and March 31, 2007 were $176,000 and $85,000, respectively.  Estimated amortization for April 1, 2008 through December 31, 2008 and each of the four  subsequent years is as follows:

Lease Intangibles
April 1, 2008 to December 31, 2008	$438,000
2009	$594,000
2010	$554,000
2011	$411,000
2012	$104,000

As of March 31, 2008, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	Site Improvements	In-Place Lease	Acquired Above Market Leases	Acquired Below Market Leases
Cost	$74,618,000	$8,127,000	$1,779,000	$1,613,000	$(586,000)
Accumulated depreciation and amortization	(1,664,000)	(231,000)	(478,000)	(369,000)	210,000
Net	$72,954,000	$7,896,000	$1,301,000	$1,244,000	$(376,000)

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

Projections of expected future cash flows require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements.  Such projections require us to make assumptions regarding property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment.  The use of certain assumptions in the future cash flows analysis may result in an incorrect assessment of the property’s future cash flows and fair value and could result in the overstatement of the carrying value of our real estate assets and net income if those assumptions ultimately prove to be incorrect.

Tenant and Other Receivables, net

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis.  Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value.  Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible.  Our allowance for doubtful accounts was approximately $99,000 and $0 as of March 31, 2008 and December 31, 2007, respectively.

Other Assets

Other assets consist primarily of leasing commissions, prepaid expenses and other receivables.  Additionally, other assets will be amortized to expense over their service in future periods.  Balances without future economic benefit are expensed as they are identified.

Deferred Financing Costs

Costs incurred in connection with debt financing are recorded as deferred financing costs.  Deferred financing costs are amortized over the contractual terms of the respective financings.  Costs without future economic benefit are expensed as they are identified.

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

Minority Interesst in Consolidated Subsidiaries

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments.  Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited.  We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution.  At March 31, 2008 we had cash accounts in excess of FDIC insured limits.

As of March 31, 2008, we owned three properties in state of California, three properties in the state of Arizona and five properties in the state of Florida.  Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.

Fair Value of Financial Instruments

The SFAS No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS 107”), requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques such as discounted cash flow analysis.  The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows.  Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses.  In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, deferred acquisition costs and deposits, other assets, prepaid rent, security deposits, amounts due from/to related parties, accounts payable and accrued expenses and loan payable.  We consider the carrying values of cash and cash equivalents, deferred acquisition costs and deposits, other assets, due to related parties, accounts payable, accrued expenses, prepaid rent and security deposits, and notes payable to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization as well as the variable interest rate for our notes payable.

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

Stock Based Compensation

We follow SFAS No. 123(R), Share-Based Payment, to account for our stock compensation pursuant to our 2006 Employee and Director Incentive Stock Plan. See Note 6, Stockholders’ Equity.

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

Segment Disclosure

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  Our current business consists of acquiring and operating  of real estate assets.  Management evaluates operating performance on an individual property level.  However, as each of our properties has similar economic characteristics, our properties have been aggregated into one reportable segment.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. On February 8, 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS Statement No. 13, Accounting for Leases (“SFAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157. On February 12, 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective beginning January 1, 2009, and all other aspects of SFAS 157 were  effective as of January 1, 2008. We adopted SFAS 157 and FSP 157-1 on January 1, 2008 and the adoption had no material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Although the Company adopted SFAS 159 as of January 1, 2008, the Company has not yet elected the fair value option for any items permitted under SFAS 159.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to Accounting Research Board No. 51 (“SFAS 160”).  SFAS 160’s objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements.  The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively.  We are currently evaluating the provisions for SFAS 160 to determine the potential impact, if any, the adoption will have on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 intends to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. It requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist. In addition to the required disclosures under SFAS No. 142, FSP FAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP FAS 142-3 is not expected to have a material impact on our consolidated financial statements.

4.	Investments in Real Estate

As of March 31, 2008, our portfolio consists of eleven properties which were approximately 93.0% leased.  The following table provides summary information regarding our properties.

Property	Location	Date Purchased	Square Footage	Purchase Price	Debt	March 31, 2008 % Leased
2111 South Industrial Park	North Tempe, AZ	June 1, 2006	26,800	$1,975,000	$—	70.2%
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—	100.0%
15172 Goldenwest Circle	Westminster, CA	December 1, 2006	102,200	11,200,000	7,250,000	100.0%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,434	19,650,000	12,072,000	100.0%
Mack Deer Valley	Phoenix, AZ	January 21, 2007	180,985	23,150,000	9,933,000	80.2%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	84.5%
Pinnacle Park Business Center	Phoenix, AZ	October 2, 2007	159,661	20,050,000	11,691,000	96.1%
Orlando Small Bay Portfolio
Carter	Winter Garden, FL	November 15, 2007	49,125			100.0%
Goldenrod	Orlando, FL	November 15, 2007	78,646			100.0%
Hanging Moss	Orlando, FL	November 15, 2007	94,200			100.0%
Monroe South	Sanford, FL	November 15, 2007	172,500			90.7%
			394,471	37,128,000	22,420,000	95.9%

			1,051,492	$120,003,000	$63,366,000	93.0%

5.	Notes Receivable

As of March 31, 2008, we executed two notes which bear interest at a rate of 10% per year and will have a maturity date on or before April 1, 2009, for a total of $375,000.   The borrowing entities have signed a letter of intent  to enter into an alliance with the managing member of our advisor.

6.	Accounts Payable to Related Parties

Payable to related parties at March 31, 2008 and December 31, 2007 consists of  organizational and offering costs and acquisition fees payable to our advisor, broker dealer management fees payable to PCC and expense reimbursements payable to our advisor.

7.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  As of March 31, 2008, we have issued approximately 11.3 million shares of common stock for total gross proceeds of approximately $90.6 million.  As of December 31, 2007, we have issued approximately 9.7 million shares of common stock for a total of approximately $77.7 million of gross proceeds.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.   We have registered 11,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.   The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share.   As of March 31, 2008 and December 31, 2007, approximately 340,000 and 253,000 shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared during the three months ended March 31, 2008 and 2007:

	Distribution Declared
Period	Cash	Reinvested		Total
First quarter 2007	$223,000	$283,000	(1)	$506,000

First quarter 2008	$485,000	$719,000		$1,204,000

(1)	Distributions declared represented a return of capital for tax purposes.

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

Stock Repurchase Program

We have adopted a share redemption program for investors who have held their shares for at lease one year, unless the shares are being redeemed in connection with a stockholder’s death.  Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years the shares were held.  Our board of directors may amend, suspend or terminate the program at any time on 30 days prior notice to stockholders

During the three months ended March 31, 2008, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program

January 2008	12,500	$7.20	(1)
February 2008	12,484	7.36	(1)
March 2008	2,016	7.15	(1)
	27,000
_________________________
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

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment”, (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  On August 8, 2007 and May 10, 2006, we granted our nonemployee directors nonqualified stock options to purchase an aggregate of 20,000 and 40,000 shares of common stock, respectively, at an exercise price of $8.00 per share.  Outstanding stock options became immediately exercisable in full on the grant date, expire in ten years after the grant date, and have no intrinsic value as of March 31, 2008.  We did not incur any non-cash compensation expenses for the three months ended March 31, 2008 and 2007, respectively. No stock options were exercised or canceled during the three months ended March 31, 2008 and year ended December 31, 2007.

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

Equity Compensation Plan Information

Our equity compensation plan information as of March 31, 2008 and December 31, 2007 was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	60,000	$8.00	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	60,000	$8.00	(1)
_________________________
(1)
Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to ten percent (10%) of our outstanding common stock.  The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000.  As of March 31, 2008 and December 31, 2007, there were approximately 11.6 million and 9.9 million shares of our common stock issued and outstanding, respectively.

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the advisor on our behalf and will be reimbursed to the advisor from the proceeds of the Offering.   Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.   In no event will we have any obligation to reimburse the advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering.  As of March 31, 2008, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.7 million, including approximately $110,000 of organizational costs that have been expensed and approximately $3.6 million of offering costs which reduce net proceeds of our offering.  As of December 31, 2007, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.5 million, including approximately $110,000 of organizational costs that have been expensed and approximately $3.4 million of offering costs which reduce net proceeds of our offering.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the advisor acquisition fees in an amount equal to 2% of the gross proceeds of the Primary Offering.  We will pay the acquisition fees upon receipt of the gross proceeds the Offering.  However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the advisor for direct costs the advisor incurs and amounts the advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.   For the three months ended March 31, 2008 and 2007, the advisor earned approximately $259,000 and $226,000 acquisition fees, respectively.

Management Fees.  The advisory agreement requires us to pay the advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate book basis carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principals in the United States of America (GAAP).  In addition, we will reimburse the advisor for the direct costs and expenses incurred by the advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we pay to third party property managers.  For the three months ended March 31, 2008 and 2007, the advisor earned approximately $306,000 and $139,000 of asset management fees, respectively, which were expensed.

Operating Expenses. The advisory agreement provides for reimbursement of our advisor’s direct and indirect costs of providing administrative and management services to us.  For the three months ended March 31, 2008 and 2007, approximately $194,000 and $182,000 of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statement of operations.   The advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The advisory agreement requires the advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) to the extent are in excess of 13.5% of gross proceeds from the Offering.  For the three months ended March 31, 2008 and 2007, our dealer manager earned sales commission and dealer manager fee of approximately $1.3 million and $1.1 million, respectively.  Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying consolidated balance sheets.

9.	Credit Facility

On June 30, 2006, we entered into a credit agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during the offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  As of March 31, 2008 and December 31, 2007, we had net borrowings of approximately $40.9 million and $43.3 million, respectively, under the Credit Agreement.

The credit agreement permits us to borrow up to $50,000,000 secured by real property at a borrowing rate based on 30-day LIBOR plus a margin ranging from 115 to 135 basis points and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.  Under the terms of the agreement, and upon satisfaction of conditions expressed, the principal balance will be due on June 30, 2009 after exercising the first of the two one-year extension options.  On March 26, 2008, we notified the lender of our intention of  exercising our option  to extend the loan.  Our management will work closely with HSH Nordbank, AG to ensure all conditions expressed will be satisfied.  The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement.  The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of March 31, 2008, we were in compliance with all these financial covenants.  During the three months ended March 31, 2008 and 2007, we incurred approximately $513,000 and $527,000 of interest expense, respectively, related to the credit agreement.

On November 13, 2007, we entered into a loan agreement with Wachovia Bank, National Association to facilitate the acquisition of properties during our offering period.  Pursuant to the terms of the loan agreement, we may borrow $22.4 million at an interest rate of 140 basis points over 30-day LIBOR, secured by specified real estate properties.  The loan agreement has a maturity date of November 13, 2009, and may be prepaid without penalty.  The entire $22.4 million available under the terms of the loan was used to finance an acquisition of properties that closed on November 15, 2007.  During the quarter ended March 31, 2008 and 2007, we incurred approximately $270,000 and $0 of interest expense, respectively, related to the loan agreement.

In connection with documentation and closing the credit agreement with HSH Nordbank and loan agreement with Wachovia Bank, as of March 31, 2008 and December 31, 2007, we had incurred financing costs totaling approximately $1.2 million.  These financing costs have been capitalized and are being amortized over the life of the agreement.  For the three months ended March 31, 2008 and 2007, approximately $166,000 and $119,000, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.

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

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business.  In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position, cash flows and results of operations.  We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against the Company which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

Our Advisor has informed us that the Financial Industry Regulatory Authority (“FINRA”, formerly, NASD) is conducting a non-public inquiry of Pacific Cornerstone Capital, Inc. (“PCC”), our affiliated dealer manager, that is, we understand, focused on the private placements conducted by PCC during the period from January 1, 2004 through October 31, 2007.  The inquiry  is in the preliminary stage.  FINRA’s correspondence requesting document production states, “This inquiry should not be construed as an indication that the Enforcement Department or its staff has determined that any violations of federal securities laws or NASD, NYSE or MSRB rules have occurred.”  We have been advised that PCC is responding to FINRA’s request for information and intends to continue to cooperate in the inquiry .  Although we cannot, at this time, assess either the duration or the likely outcome or consequences of this inquiry, FINRA has the authority to impose sanctions on PCC that could adversely affect its effectiveness and ability to raise funds in this offering.

11.	Subsequent Events

Sale of Shares of Common Stock

As of April 30, 2008, we had raised approximately $96.3 million through the issuance of approximately 12.0 million shares of our common stock under our Offering.

Real Estate Acquisiition

On April 17, 2008, we purchased an existing multi-tenant industrial property known as Monroe North CommerCenter from Realvest-Monroe Commercenter, LLC, a non-related party.    The purchase price was approximately $14.3 million.   The acquisition was funded with net proceeds raised from our ongoing public offering and the assumption of an existing mortgage loan on the property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

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

As of March 31, 2008, we raised approximately $90.6 million of gross proceeds from the sale of approximately 11.3 million shares of our common stock and had acquired six properties.  We acquired one property in April 2007, one property in October 2007, and four properties in November 2007.  Accordingly, our results of operations for the quarters ended March 31, 2008 and March 31, 2007 are not comparable.

Our results of operations for the three months ended March 31, 2008 and 2007 are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

We have no paid employees and are externally advised and managed by Cornerstone Realty Advisors, LLC.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

Results of Operations

We owned eleven properties for the three months ended March 31, 2008 and five properties for the comparable period of 2007. As a result of the acquisitions, for the three months ended March 31, 2008,  total revenues increased to $2,565,000 from $1,071,000, property operating and maintenance expenses increased to $725,000 from $231,000, asset management fees increased to $306,000 from $139,000 and depreciation and amortization increased to $790,000 from $253,000 from the comparable 2007 period.

General and administrative expenses were comparable for the first quarter of 2008 and 2007.

Interest income of $55,000 in the first quarter of 2008 compares to $110,000 in the first quarter of 2007.  The decrease is due primarily to lower investment rates for short term investments during the first quarter of 2008.  Interest expense increased to $947,000 in the first quarter of 2008 from $669,000 in the comparable period of 2007.  The increase is due to higher debt balances on our credit agreement with HSH Nordbank and the loan agreement with Wachovia Bank entered into in November 2007.

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

As of March 31, 2008, a total of approximately 11.3 million shares of our common stock had been sold in our Offering for aggregate gross proceeds of approximately $90.6 million.   Because we did not raise the maximum offering proceeds of $355.2 million in our initial public offering prior to the previously scheduled September 21, 2007 offering termination date, we have extended the offering period until the earlier of September 21, 2008 or until the maximum primary offering amount is raised, and we reserve the right to further extend the offering for an additional period of up to one year.

As of March 31, 2008, we had approximately $14.5 million in cash and cash equivalents on hand and approximately $9.1 million available under our acquisition credit facility with HSH Nordbank.  Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

There may be a delay between the sale of our shares and the purchase of properties.  During this period, net offering proceeds will be temporarily invested in short-term, liquid investments that could yield lower returns than investments in real estate.

Generally, cash needs for items other than property acquisitions will be met from operations, and cash needs for property acquisitions will be met from public offerings of our shares or from borrowings on our credit facility.

Until proceeds from our Offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow.  For the three months ended March 31, 2008, distributions to stockholders were paid from funds from operations and  proceeds of our offering and borrowings in anticipation of future cash flow.

We are currently dependent on our advisor to fund a portion of our organization and offering activities because the amount we can spend on organization and offering expenses is limited by our charter.  As of March 31, 2008, our advisor had incurred $3.7 million of organization and offering costs on our behalf.  Of this amount, we have reimbursed $3.2 million to our advisor.  Our advisor advances us money for these organization and offering expenses or pays these expenses on our behalf.  Our advisor will not charge us interest on these advances.  We will repay these advances and reimburse our advisor for expenses paid on our behalf using the gross proceeds of our initial public offering, but in no event will we have any obligation to reimburse our advisor for these costs totaling in excess of 3.5% of the gross proceeds from our primary offering. Our advisor will pay all of our organization and offering expenses described above that are in excess this 3.5% limitation.  In addition, our advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our initial public offering.

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

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, which we anticipate may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculations of FFO for the three months ended March 31, 2008 and 2007 are presented below (in thousands):

	Three months ended
	March 31,
	2008	2007

Net loss	$(554,000)	$(526,000)

Real estate assets depreciation	614,000	189,000
Real estate intangible assets amortization	176,000	64,000
Funds from operations (FFO)	$236,000	$(273,000)

Weighted average shares	10,557,362	4,814,342

In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us or reimbursements of expenses from our advisor and proceeds from loans including those secured by our assets.  Given the uncertainty arising from numerous factors, including both the raising and investing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty.  Currently, we make cash distributions to our stockholders from capital at an annualized rate of 6.0%, based on an $8.00 per share purchase price. These distributions are being paid in anticipation of future cash flow from our investments. Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, reducing the amount of funds that would otherwise be available for investment.

Contractual Obligations
The following table reflects our contractual obligations as of March 31, 2008, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$63,366,000	$—	$63,366,000	$—	$—
Interest expense related to long term debt (2)	$1,888,000	$1,319,000	$569,000	$—	$—
_________________________
(1)  This obligation represents the sum of credit agreement with HSH Nordbank, AG for approximately $40.9 million and Wachovia Bank, National Association for approximately $22.4 million.   Under the terms of the HSH Nordbank AG credit agreement, and upon satisfaction of conditions expressed, the principal balance will be due on June 30, 2009 after exercising the first of the two one-year extension options.  On March 26, 2008, we notified the lender of our intention of  exercising our option  to extend the loan.  Our management will work closely with HSH Nordbank, AG to ensure all conditions expressed will be satisfied..

(2)  Interest expense is calculated based on the loan balance outstanding at March 31, 2008, one month LIBOR at March 31, 2008 plus appropriate margin raninging from 1.15% and 1.40%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We invest our cash and cash equivalents in short-term, highly liquid investments including government obligations, bank certificates of deposit and interest-bearing accounts which, by their nature, are subject to interest rate fluctuations.  As of March 31, 2008, we had borrowed approximately $63.4 million under our credit facility and loan agreement.

The credit facility with HSH Nordbank and future borrowing on the credit facility is subject to a variable rate through its maturity date.  Under the terms of the agreement, and upon satisfaction of conditions expressed, the principal balance will be due on June 30, 2009 after exercising the first of the two one-year extension options.  On March 26, 2008, we notified the lender of our intention of  exercising our option  to extend the loan.  Our management will work closely with HSH Nordbank, AG to ensure all conditions expressed will be satisfied.  The loan agreement with Wachovia Bank, National Association is subject to a variable rate through its maturity date of November 13, 2009.

An increase in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders.  Based on the debt outstanding as of March 31, 2008, a 1% change in interest rates would result in a change in interest expense of approximately $634,000 per year.  During the period from January 1, 2008 through March 31, 2008, 30-day LIBOR has been steadily decreasing.  However, there can be no assurance that this rate will not increase.

Item 4(T).	Controls and Procedures

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting as of March 31, 2008.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risks factors disclosed under Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

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

As of March 31, 2008, excluding issuance of approximately 0.3 million shares under our distribution reinvestment plan, we had sold approximately 11.3 million shares of common stock in our ongoing offering, raising gross offering proceeds of approximately $90.6 million.  From this amount, we incurred approximately $12.6 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $1.8 million in acquisition fees payable to our advisor.  We have used approximately $56.6 million of the net offering proceeds to acquire properties as of March 31, 2008. As of March 31, 2008, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.7 million, including approximately $110,000 of organizational costs that have been expensed and approximately $3.6 million of offering costs which reduce net proceeds of our offering.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of May, 2008.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Terry G. Roussel
Terry G. Roussel, Chief Executive Officer

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)