Form 10-Q
period 2008-06-30
Cornerstone Core Properties REIT, Inc.
filed 2008-08-13
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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
☐  Yes  ☒  No

As of July 31, 2008, we had 17,832,039 shares issued and outstanding.

PART I - FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Core Properties REIT, Inc.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$25,864,000	$6,648,000
Investments in real estate:
Land	38,694,000	36,762,000
Buildings and improvements, net	92,702,000	81,441,000
Intangible lease assets, net	2,605,000	2,791,000
	134,001,000	120,994,000
Notes receivable	1,875,000	—
Deferred acquisition costs and deposits	952,000	633,000
Deferred financing costs, net	332,000	412,000
Tenant and other receivables, net	640,000	540,000
Other assets, net	615,000	695,000
Total assets	$164,279,000	$129,922,000

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$70,699,000	$65,699,000
Accounts payable and accrued liabilities	804,000	1,062,000
Payable to related parties	233,000	899,000
Prepaid rent and security deposits	997,000	766,000
Property taxes payable	527,000	126,000
Intangible lease liability, net	538,000	446,000
Distributions payable	545,000	367,000
Total liabilities	74,343,000	69,365,000

Minority interests	157,000	309,000

Commitments and contingencies (Note 10)

Stockholders’ equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 14,561,257 and 9,908,551 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	15,000	10,000
Additional paid-in capital	94,667,000	64,239,000
Accumulated deficit	(4,903,000)	(4,001,000)
Total stockholders’ equity	89,779,000	60,248,000
Total liabilities, minority interests and stockholders’ equity	$164,279,000	$129,922,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Rental revenues	$2,301,000	$1,046,000	$4,365,000	$1,939,000
Tenant reimbursements and other income	605,000	188,000	1,105,000	366,000
Interest income from notes receivable	25,000	-	26,000	-
	2,931,000	1,234,000	5,496,000	2,305,000
Expenses
Property operating and maintenance	726,000	325,000	1,451,000	556,000
General and administrative	521,000	436,000	929,000	852,000
Asset management fees	336,000	160,000	642,000	299,000
Depreciation and amortization	882,000	326,000	1,672,000	579,000
	2,465,000	1,247,000	4,694,000	2,286,000
Operating income (loss)	466,000	(13,000)	802,000	19,000

Interest income	61,000	160,000	115,000	270,000
Interest expense	(869,000)	(729,000)	(1,816,000)	(1,398,000)
Loss before minority interests	(342,000)	(582,000)	(899,000)	(1,109,000)
Minority interests	5,000	(1,000)	3,000	(2,000)
Net loss	$(347,000)	$(581,000)	$(902,000)	$(1,107,000)

Net loss per share – basic and diluted	$(0.03)	$(0.09)	$(0.08)	$(0.21)

Weighted average number of common shares	12,664,848	6,482,651	11,238,449	5,357,635

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2007	9,908,551	$10,000	$64,239,000	$(4,001,000)	$60,248,000
Issuance of common stock	4,726,325	5,000	37,727,000	—	37,732,000
Redeemed shares	(73,619)	—	(547,000)	—	(547,000)
Offering costs	—	—	(4,011,000)	—	(4,011,000)
Dividends declared	—	—	(2,741,000)	—	(2,741,000)
Net loss	—	—	—	(902,000)	(902,000)
Balance – June 30, 2008	14,561,257	$15,000	$94,667,000	$(4,903,000)	$89,779,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(902,000)	$(1,107,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs and abandoned costs	323,000	238,000
Depreciation and amortization	1,672,000	579,000
Straight-line rents and amortization of acquired above (below) market leases	(242,000)	59,000
Minority interest	—	(2,000)
Change in operating assets and liabilities:
Tenant and other receivables	180,000	(164,000)
Other assets	197,000	16,000
Payable and accrued liabilities	93,000	202,000
Payable to related parties	(27,000)	(452,000)
Net cash provided by (used in) operating activities	1,294,000	(631,000)

Cash flows from investing activities
Real estate acquisitions	(6,840,000)	(26,404,000)
Deferred acquisition costs and deposits	(657,000)	(516,000)
Escrow refund (deposits)	150,000	(750,000)
Notes receivable	(1,875,000)	-
Net cash used in investing activities	(9,222,000)	(27,670,000)

Cash flows from financing activities
Issuance of common stock	36,199,000	25,552,000
Redeemed shares	(547,000)	—
Proceeds from notes payable	—	14,378,000
Repayment of notes payable	(2,375,000)	—
Offering costs	(4,730,000)	(3,332,000)
Minority interest	(145,000)	145,000
Other receivables	—	211,000
Distributions paid to stockholders	(1,028,000)	(502,000)
Distributions paid to minority interest	(11,000)	(8,000)
Deferred financing costs	(219,000)	-
Net cash provided by financing activities	27,144,000	36,444,000
Net increase in cash and cash equivalents	19,216,000	8,143,000
Cash and cash equivalents - beginning of period	6,648,000	11,041,000
Cash and cash equivalents - end of period	$25,864,000	$19,184,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,732,000	$969,000
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	$545,000	$267,000
Accrued dividend to minority interest	$3,000	$2,000
Distribution reinvested	$1,532,000	$628,000
Payable to related party	$187,000	$569,000
Security deposits and other liabilities assumed upon acquisition of real estate	$127,000	$145,000
Assumption of loan in connection with property acquisition	$7,375,000	$-
Accrued acquisition fees not paid	$20,000	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At June 30, 2008, we owned 99.82% general partner interest in the Operating Partnership while the advisor owned a 0.18% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

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

We intend to invest the net proceeds from the Offering primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  As of June 30, 2008, a total of approximately 14.2 million shares of our common stock had been sold for aggregate gross proceeds of approximately $113.8 million.

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

Interim Financial Information

The accompanying interim condensed financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2007 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Real Estate Purchase Price Allocation

We account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No.  141, “Business Combinations”.  The results of operations of acquired properties are included in our consolidated statements of operations after the date of acquisition.  Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, site improvements, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  The value of the building is depreciated over an estimated useful life of 39 years.  The value of site improvements is depreciated over an estimated useful life of 15-20 years.  The value of tenants improvements is depreciated over the shorter of lease term or useful life.

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

The estimated useful lives for lease intangibles range from 1 month to 10 years.  As of June 30, 2008, the weighted-average amortization period for in-place leases, acquired above market leases and acquired below market leases were 4.1 years, 4.7 years and 3.5 years, respectively.  As of December 31, 2007, the weighted-average amortization period for in-place leases, acquired above market leases and acquired below market leases were are 4.2 years, 5.0 years and 3.5 years, respectively.

Amortization associated with the lease intangible assets and liabilities for the three and six months ended June 30, 2008 were $163,000 and $339,000, respectively.  Amortization associated with the lease intangible assets and liabilities for the three and six months ended June 30, 2007 were $99,000 and $184,000, respectively.  Estimated amortization for July 1, 2008 through December 31, 2008 and each of the four subsequent years is as follows:

Lease Intangibles
July 1, 2008 to December 31, 2008	$321,000
2009	$630,000
2010	$568,000
2011	$394,000
2012	$85,000

As of June 30, 2008, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	Site Improvements	In-Place Lease	Acquired Above Market Leases	Acquired Below Market Leases
Cost	$84,948,000	$10,359,000	$2,009,000	$1,692,000	$(833,000)
Accumulated depreciation and amortization	(2,208,000)	(397,000)	(628,000)	(468,000)	295,000
Net	$82,740,000	$9,962,000	$1,381,000	$1,224,000	$(538,000)

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

Tenant and Other Receivables, net

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis.  Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value.  Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible.  Our allowance for doubtful accounts was approximately $130,000 and $0 as of June 30, 2008 and December 31, 2007, respectively.

Other Assets

Other assets consist primarily of leasing commissions, prepaid expenses, other receivables and receivable from related parties.  Additionally, other assets will be amortized to expense over their service in future periods.  Balances without future economic benefit are expensed as they are identified.

Deferred Financing Costs

Costs incurred in connection with debt financing are recorded as deferred financing costs.  Deferred financing costs are amortized over the contractual terms of the respective financings.  Costs without future economic benefit are expensed as they are identified.

Consolidation Considerations for Our Investments in Joint Ventures

The FASB issued Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity.  Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE).  We evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate.

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

Minority Interest in Consolidated Subsidiaries

Minority interests relate to the interest in the consolidated entities that are not wholly-owned by us.

Income Taxes

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code) beginning with our  taxable year ending December 31, 2006.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we will continue to be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments.  Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited.  We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution.  At June 30, 2008 we had cash accounts in excess of FDIC insured limits.

As of June 30, 2008, we owned three properties in state of California, three properties in the state of Arizona and six properties in the state of Florida.  Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. On February 8, 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS Statement No. 13, Accounting for Leases (“SFAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157.  On February 12, 2008, the FASB issued Staff Position No. SFAS 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective beginning January 1, 2009, and all other aspects of SFAS 157 were effective as of January 1, 2008.  We adopted SFAS 157 and FSP 157-1 on January 1, 2008 and the adoption had no material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to Accounting Research Board No. 51 (“SFAS 160”).  SFAS 160’s objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements.  The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and non-controlling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and non-controlling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively.  We are currently evaluating the provisions for SFAS 160 to determine the potential impact, if any, the adoption will have on our consolidated financial statements.

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

As of June 30, 2008, our portfolio consists of twelve properties which were approximately 95.2% leased.  The following table provides summary information regarding our properties.

Property	Location	Date Purchased	Square Footage	Purchase Price	Associated Debt	June 30, 2008 % Leased
2111 South Industrial Park	North Tempe, AZ	June 1, 2006	26,800	$1,975,000	$—	80.6%
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—	100.0%
15172 Goldenwest Circle	Westminster, CA	December 1, 2006	102,200	11,200,000	7,250,000	100.0%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,434	19,650,000	12,072,000	100.0%
Mack Deer Valley	Phoenix, AZ	January 21, 2007	180,985	23,150,000	9,933,000	80.2%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	84.5%
Pinnacle Park Business Center	Phoenix, AZ	October 2, 2007	159,661	20,050,000	11,691,000	100.0%
Orlando Small Bay Portfolio
Carter	Winter Garden, FL	November 15, 2007	49,125			96.2%
Goldenrod	Orlando, FL	November 15, 2007	78,646			97.2%
Hanging Moss	Orlando, FL	November 15, 2007	94,200			100.0%
Monroe South	Sanford, FL	November 15, 2007	172,500			96.5%
			394,471	37,128,000	22,420,000	95.9%

Monroe North CommerCenter	Sanford, FL	April 17, 2008	181,348	14,275,000	7,333,000	100.0%
			1,232,840	$134,278,000	$70,699,000	95.2%

5.	Notes Receivable

As of June 30, 2008, we had agreed to loan up to $5 million at a rate of 10% per year to two real estate operating companies.  The loans mature on May 19, 2013.  The borrowing entities are parties to an alliance with the managing member of our advisor.  As of June 30, 2008, advances to the borrowing entities were approximately $1.9 million.

6.	Payable to Related Parties

Payable to related parties at June 30, 2008 and December 31, 2007 consists of offering costs, acquisition fees, and expense reimbursement payable to PCC and sales commissions and dealer manager fees.

7.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  As of June 30, 2008, we have issued approximately 14.2 million shares of common stock for total gross proceeds of approximately $113.8 million.  As of December 31, 2007, we have issued approximately 9.7 million shares of common stock for a total of approximately $77.7 million of gross proceeds.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.  We have registered 11,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share.  As of June 30, 2008 and December 31, 2007, approximately 455,000 and 253,000 shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared during the first and second quarter of 2007 and 2008:

	Distribution Declared
Period	Cash	Reinvested	Total

First quarter 2007 (1)	$223,000	$283,000	$506,000
Second quarter 2007 (1)	322,000	422,000	744,000

First quarter 2008	485,000	719,000	1,204,000
Second quarter 2008	611,000	926,000	1,537,000

(1)	Distributions declared represented a return of capital for tax purposes.

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

Stock Repurchase Program

We have adopted a share repurchase  program for investors who have held their shares for at lease one year, unless the shares are being redeemed in connection with a stockholder’s death.  Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years the shares were held.  Our board of directors may amend, suspend or terminate the program at any time on 30 days prior notice to stockholders

During the six months ended June 30, 2008, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program

January 2008	12,500	$7.20	(1)
February 2008	12,484	7.36	(1)
March 2008	2,016	7.15	(1)
April 2008	396	7.09	(1)
May 2008	14,616	7.61	(1)
June 2008	31,607	7.51	(1)
	73,619
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

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment”, (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  On August 8, 2007 and May 10, 2006, we granted our non-employee directors nonqualified stock options to purchase an aggregate of 20,000 and 40,000 shares of common stock, respectively, at an exercise price of $8.00 per share.  Outstanding stock options became immediately exercisable in full on the grant date, expire in ten years after the grant date, and have no intrinsic value as of June 30, 2008.  We did not incur any non-cash compensation expenses for the three and six months ended June 30, 2008 and 2007, respectively. No stock options were exercised or canceled during the three and six months ended June 30, 2008 and year ended December 31, 2007.

We record compensation expense for non-employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.  These assumptions include the risk-free interest rate, the expected life of the options, the expected stock price volatility over the expected life of the options, and the expected distribution yield. Compensation expense for employee stock options is recognized ratably over the vesting term.  The assumptions used to estimate the fair value of options granted during the year ended December 30, 2007 using the Black-Scholes option-pricing model were 5.5% distribution yield, a 4.86% risk-free interest rate based on the 10-year U.S.  Treasury Bond, an expected life of 5 years and a volatility rate of 1.02%.

The expected life of the options is based on evaluations of expected future exercise behavior.  The risk free interest rate is based on the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected term of the options at the date of the grant.   Volatility is based on historical volatility of our stock.  The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected stock price volatility and the expected life of an option.  Therefore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by a non-employee director.

Equity Compensation Plan Information

Our equity compensation plan information as of June 30, 2008 and December 31, 2007 was as follows:

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
_________________________

(1)
Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to ten percent (10%) of our outstanding common stock.  The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000.  As of June 30, 2008 and December 31, 2007, there were approximately 14.6 million and 9.9 million shares of our common stock issued and outstanding, respectively.

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the advisor on our behalf and will be reimbursed to the advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.  In no event will we have any obligation to reimburse the advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering.  As of June 30, 2008, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.9 million, including approximately $110,000 of organizational costs that have been expensed and approximately $3.8 million of offering costs which reduce net proceeds of our offering.  As of December 31, 2007, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.5 million, including approximately $110,000 of organizational costs that have been expensed and approximately $3.4 million of offering costs which reduce net proceeds of our offering.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the advisor acquisition fees in an amount equal to 2% of the gross proceeds of the Primary Offering.  We will pay the acquisition fees upon receipt of the gross proceeds the Offering.  However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the advisor for direct costs the advisor incurs and amounts the advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.   For the three months ended June 30, 2008 and 2007, the advisor earned approximately $464,000 and $285,000 acquisition fees, respectively.  For the six months ended June 30, 2008 and 2007, the advisor earned approximately $723,000 and $511,000 acquisition fees, respectively.

Management Fees.  The advisory agreement requires us to pay the advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate book basis carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principals in the United States of America (GAAP).  In addition, we will reimburse the advisor for the direct costs and expenses incurred by the advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we pay to third party property managers.  For the three months ended June 30, 2008 and 2007, the advisor earned approximately $336,000 and $160,000 of asset management fees, respectively, which were expensed.  For the six months ended June 30, 2008 and 2007, the advisor earned approximately $642,000 and $299,000 of asset management fees, respectively, which were expensed.

Operating Expenses. The advisory agreement provides for reimbursement of our advisor’s direct and indirect costs of providing administrative and management services to us.  For the three months ended June 30, 2008 and 2007, approximately $238,000 and $171,000 of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statement of operations.  For the six months ended June 30, 2008 and 2007, approximately $433,000 and $353,000 of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statement of operations.  The advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The advisory agreement requires the advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) to the extent are in excess of 13.5% of gross proceeds from the Offering.  For the three months ended June 30, 2008 and 2007, our dealer manager earned sales commission and dealer manager fee of approximately $2.3 million and $1.4 million, respectively.  For the six months ended June 30, 2008 and 2007, our dealer manager earned sales commissions and dealer manager fee of approximately $3.6 million and $2.5 million.  Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying consolidated balance sheets.

9.	Notes Payable

On June 30, 2006, we entered into a credit agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during the offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  As of June 30, 2008 and December 31, 2007, we had net borrowings of approximately $40.9 million and $43.3 million, respectively, under the Credit Agreement.

The credit agreement permits us to borrow up to $50,000,000 secured by real property at a borrowing rate based on 30-day LIBOR plus a margin ranging from 115 to 135 basis points and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.   On March 26, 2008, we notified the lender of our intention of exercising the first of two one-year options to extend the loan maturity date.  On June 30, 2008, we satisfied conditions expressed by the lender and extended our loan maturity date to June 30, 2009.  The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement.  The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of June 30, 2008, we were in compliance with all these financial covenants.  During the three months ended June 30, 2008 and 2007, we incurred approximately $391,000 and $594,000 of interest expense, respectively, related to the credit agreement.  During the six months ended June 30, 2008 and 2007, we incurred approximately $904,000 and $1.1 million of interest expense, respectively, related to the credit agreement.

On November 13, 2007, we entered into a loan agreement with Wachovia Bank, National Association to facilitate the acquisition of properties during our offering period.  Pursuant to the terms of the loan agreement, we may borrow $22.4 million at an interest rate of 140 basis points over 30-day LIBOR, secured by specified real estate properties.  The loan agreement has a maturity date of November 13, 2009, and may be prepaid without penalty.  The entire $22.4 million available under the terms of the loan was used to finance an acquisition of properties that closed on November 15, 2007.  During the three months ended June 30, 2008 and 2007, we incurred approximately $222,000 and $0 of interest expense, respectively, related to the loan agreement.  During the six months ended June 30, 2008 and 2007, we incurred approximately $491,000 and $0 of interest expense, respectively, related to the loan agreement.

In connection with our acquisition of Monroe North CommerCenter, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”).  Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica mortgage loan.  The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum.

In connection with our notes payable, we had incurred financing costs totaling approximately $1.4 million and $1.2 million, as of June 30, 2008 and December 31, 2007, respectively.  These financing costs have been capitalized and are being amortized over the life of the agreements.  For the three months ended June 30, 2008 and 2007, approximately $155,000 and $119,000, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.  For the six months ended June 30, 2008 and 2007, approximately $308,000 and $238,000, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.

Consistent with our borrowing policies, during our Primary Offering, we will borrow periodically to acquire properties and for working capital.  We will determine whether to use the proceeds of our Offering to repay amounts borrowed under the credit agreement and loan agreements depending on a number of factors, including the investments that are available to us for purchase at the time and the cost of the credit facility.  Following the closing of our Primary Offering, we will endeavor to repay all amounts owing under the credit agreement and loan agreements or that are secured by our properties and which have not previously been paid.  To the extent sufficient proceeds from our Offering are unavailable to repay the indebtedness secured by properties within a reasonable time following the closing of our Primary Offering as determined by our board of directors, we may sell properties or raise equity capital to repay the secured debt, so that we will own our properties with no permanent acquisition financing.

10.	Commitments and Contingencies

We have committed to funding $5 million to entities that are parties to an alliance with the managing member of our advisor.  As of June 30, 2008, we have funded approximately $1.9 million.

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

Our Advisor has informed us that the Financial Industry Regulatory Authority (“FINRA”, formerly, NASD) is conducting a non-public inquiry of Pacific Cornerstone Capital, Inc. (“PCC”), our affiliated dealer manager, that is, we understand, focused on the private placements conducted by PCC during the period from January 1, 2004 through October 31, 2007.  FINRA’s correspondence requesting document production states, “This inquiry should not be construed as an indication that the Enforcement Department or its staff has determined that any violations of federal securities laws or NASD, NYSE or MSRB rules have occurred.”  We have been advised that PCC is responding to FINRA’s request for information and intends to continue to cooperate in the inquiry.  Although we cannot, at this time, assess either the duration or the likely outcome or consequences of this inquiry, FINRA has the authority to impose sanctions on PCC that could adversely affect its effectiveness and ability to raise funds in our offering.

11.	Subsequent Events

As of July 23, 2008, we had received gross proceeds of $125.0 million from the sale of common stock in our initial public offering.   Our board of directors authorized a special 10% stock distribution paid to the stockholders of record on July 23, 2008.  All stockholders of record on July 23, 2008 will receive one additional share of stock for every 10 shares of stock they owned as of that date.

On July 15, 2008, using cash generated from the sale of our offering, we paid down $10.0 million of the credit agreement with HSH Nordbank, AG.

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

As of June 30, 2008, we raised approximately $113.8 million of gross proceeds from the sale of approximately 14.2 million shares of our common stock and had acquired twelve properties.

We have no paid employees and are externally advised and managed by Cornerstone Realty Advisors, LLC.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

Results of Operations

We acquired four properties during 2006, one property in January 2007, one property in April 2007, one property in October 2007, four properties in November 2007 and one property in April 2008.  Accordingly, our results of operations for the quarters ended June 30, 2008 and June 30, 2007 are not comparable.

Our results of operations for the three and six months ended June 30, 2008 and 2007 are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation and amortization will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

Three months ended June 30, 2008 and 2007

We owned twelve and six properties during the three months ended June 30, 2008 and 2007, respectively. As a result of the acquisitions, total revenues increased to $2.9 million from $1.2 million, property operating and maintenance expenses increased to $726,000 from $325,000, asset management fees increased to $336,000 from $160,000, and depreciation and amortization increased to $882,000 from $326,000 from the comparable 2007 period.

General and administrative expenses increased to $521,000 from $436,000 for the comparable period of 2007.  The increase is due primarily to additional professional fees and advisor administration expense reimbursements resulting from a higher level of activity in three months ended June 30, 2008.

Interest income decreased to $61,000 from $160,000 for the comparable period of 2007.  The decrease is due primarily to lower investment rates on short term investments during the three months ended June 30, 2008.  Interest expense increased to $869,000 from $729,000 for the comparable period of 2007 primarily due to higher debt balances on our credit agreement at HSH Nordbank, the loan agreement with Wachovia entered into in November 2007 and the loan with Transamerica assumed in April 2008 as a result on the newer acquisitions partially offset by a lower interest rate charge.

Six months ended June 30, 2008 and 2007

We owned twelve and six properties during the six months ended June 2008 and 2007, respectively.  As a result of the acquired properties, total revenues for the six months ended June 30, 2008 increased to $5.5 million from $2.3 million, property operating and maintenance expenses increased to $1.5 million from $556,000, asset management fees increased to $642,000 from $299,000 and depreciation and amortization increased to $1.7 million from $579,000, from the comparable period.  General and administrative expenses increased to $929,000 from $852,000 from the comparable 2007 period.  The increase is due primarily to additional professional fees and advisor administration expense reimbursements associated with the higher level of activity during the six months ended June 30, 2008.

Interest income decreased to $115,000 from to $270,000 for the comparable six months of 2007.  The decrease is due primarily to lower investment rates on short term investments in 2008 offset by a higher cash balance resulting in more investments during the same period.  Interest expense increased to $1.8 million in the first six months of 2008 from $1.4 million in the comparable period of 2007.  The increase is primarily due to a higher debt balances on our credit facilities as a result of the newer acquisitions partially offset by lower interest rate charges.

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

As of June 30, 2008, a total of approximately 14.2 million shares of our common stock had been sold in our Offering for aggregate gross proceeds of approximately $113.8 million.  Because we did not raise the maximum offering proceeds of $355.2 million in our initial public offering prior to the previously scheduled September 21, 2007 offering termination date, we have extended the offering period until the earlier of September 21, 2008 or until the maximum primary offering amount is raised, although we reserve the right to extend this offering period. Under no circumstances will the initial offering period be extended beyond June 1, 2009.

As of June 30, 2008, we had approximately $25.9 million in cash and cash equivalents on hand and approximately $9.1 million available under our acquisition credit facility with HSH Nordbank.  Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

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

Until proceeds from our Offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow.  For the six months ended June 30, 2008, distributions to stockholders were paid from funds from operations and proceeds of our offering and borrowings in anticipation of future cash flow.

As of June 30, 2008, our advisor had incurred $3.9 million of organization and offering costs on our behalf.  Of this amount, we have reimbursed $3.8 million to our advisor.  Our advisor advances us money for these organization and offering expenses or pays these expenses on our behalf.  Our advisor will not charge us interest on these advances.  We will repay these advances and reimburse our advisor for expenses paid on our behalf using the gross proceeds of our initial public offering, but in no event will we have any obligation to reimburse our advisor for these costs totaling in excess of 3.5% of the gross proceeds from our primary offering. Our advisor will pay all of our organization and offering expenses described above that are in excess this 3.5% limitation.  In addition, our advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our initial public offering.

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

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculations of FFO for the three and six months ended June 30, 2008 and 2007 are presented below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(347,000)	$(581,000)	$(902,000)	$(1,107,000)

Real estate assets depreciation	710,000	252,000	1,332,000	445,000
Real estate intangible assets amortization	172,000	74,000	340,000	134,000
Funds from operations (FFO)	$535,000	(255,000)	770,000	(528,000)

Weighted average shares outstanding	12,664,848	6,482,651	11,238,449	5,357,635

In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us or reimbursements of expenses from our advisor and proceeds from loans including those secured by our assets.  Given the uncertainty arising from numerous factors, including both the raising and investing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty.  Currently, we make cash distributions to our stockholders from capital at an annualized rate of 6.0%, based on an $8.00 per share purchase price. These distributions are being paid in anticipation of future cash flow from our investments. Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, reducing the amount of funds that would otherwise be available for investment.

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2008, specifically our obligations under long-term debt agreements and notes receivables:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$70,699,000	$41,123,000	$23,020,000	$6,556,000	$—
Interest expense related to long term debt (2)	$3,231,000	$2,013,000	$320,000	$898,000	$—
Notes receivable (3)	$3,125,000	$3,125,000	$-	$-	$-
_________________________
(1)  This represents the sum of credit agreement with HSH Nordbank, AG, Wachovia Bank National Association and Transamerica Life Insurance Company.

(2)  Interest expenses related to the credit agreement with HSH Nordbank, AG and loan agreement with Wachovia Bank National Association are calculated based on the loan balances outstanding at June 30, 2008, one month LIBOR at June 30, 2008 plus appropriate margin ranging from 1.15% and 1.40%.    Interest expenses related to loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum.

(3) We have committed to funding $5 million to entities that are parties to an alliance with the managing member of our advisor.  As of June 30, 2008, we have funded approximately $1.9 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash and cash equivalents in short-term, highly liquid investments including government obligations, bank certificates of deposit and interest-bearing accounts which, by their nature, are subject to interest rate fluctuations.  As of June 30, 2008, we had borrowed approximately $70.7 million under our credit facility and loan agreements.

The credit facility with HSH Nordbank and future borrowing on the credit facility is subject to a variable rate through its maturity date.  Under the terms of the amended agreement, the principal balance will be due on June 30, 2009.  The loan agreement with Wachovia Bank, National Association is subject to a variable rate through its maturity date of November 13, 2009.  The loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum and therefore is not subject to any interest rate fluctuations.

An increase in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders.  Based on the debt outstanding as of June 30, 2008, a 1% change in interest rates would result in a change in interest expense of approximately $707,000 per year.  During the period from January 1, 2008 through June 30, 2008, 30-day LIBOR has remained flat.  However, there can be no assurance that this rate will not increase or decrease.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting as of June 30, 2008.

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

As of June 30, 2008, excluding issuance of approximately 0.5 million shares under our distribution reinvestment plan, we had sold approximately 14.2 million shares of common stock in our ongoing offering, raising gross offering proceeds of approximately $113.8 million.  From this amount, we incurred approximately $11.2 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $2.3 million in acquisition fees payable to our advisor.  We have used approximately $66.2 million of the net offering proceeds to acquire properties as of June 30, 2008. As of June 30, 2008, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.9 million, including approximately $110,000 of organizational costs that have been expensed and approximately $3.8 million of offering costs which reduce net proceeds of our offering.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 7, 2008, we held our annual meeting of stockholders at our executive office in Irvine, California.  Our stockholders elected Paul Danchik, Daniel L. Johnson, Terry G. Roussel and Lee Powell Stedman to the board of directors.  The following table sets forth the number of votes cast for, withheld, and the number of abstentions with respect to each nominee for director.  There were no broker non-votes.
Name	Votes For	Votes withheld	Abstentions
Paul Danchik	5,747,198	3,600	-
Daniel L. Johnson	5,745,947	4,851	-
Terry G. Roussel	5,748,548	2,250	-
Lee Powell Stedman	5,748,548	2,250	-

Item 6.	Exhibits

10.1
Purchase and Sale Agreement, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited Liability company, dated November 29, 2007  (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on April 23, 2008).

10.2
First Amendment to Purchase and Sale Agreement, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited Liability company, dated January 15, 2008 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on April 23, 2008).

10.3
Second Amendment to Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited Liability company, dated January 28, 2008 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on April 23, 2008).

10.4
Third Amendment to Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited Liability company, dated February 20, 2008 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed with the SEC on April 23, 2008).

10.5
Fourth Amendment to Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited Liability company, dated April 1, 2008 (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed with the SEC on April 23, 2008).

10.6
Assumption and Amendment of Note, Mortgage and Other Loan Documents, by and between Cornerstone Operating Partnership, L.P. and TransAmerica Life Insurance Company, an Iowa corporation, dated April 17, 2008 (incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed with the SEC on April 23, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of August, 2008.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Terry G. Roussel
Terry G. Roussel, Chief Executive Officer

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)