Form 10-Q
period 2008-09-30
Cornerstone Core Properties REIT, Inc.
filed 2008-11-12
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes  ☒  No

As of October 31, 2008, we had approximately 19,667,575 shares issued and outstanding.

PART I - FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Core Properties REIT, Inc.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$19,792,000	$6,648,000
Investments in real estate:
Land	39,087,000	36,762,000
Buildings and improvements, net	92,951,000	81,441,000
Intangible lease assets, net	2,327,000	2,791,000
	134,365,000	120,994,000
Notes receivable	2,875,000	—
Deferred acquisition costs and deposits	43,000	633,000
Deferred financing costs, net	283,000	412,000
Tenant and other receivables, net	774,000	540,000
Other assets, net	461,000	695,000
Total assets	$158,593,000	$129,922,000

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$45,670,000	$65,699,000
Accounts payable and accrued liabilities	679,000	1,062,000
Payable to related parties	180,000	899,000
Prepaid rent and security deposits	887,000	766,000
Property taxes payable	803,000	126,000
Intangible lease liability, net	463,000	446,000
Distributions payable	743,000	367,000
Total liabilities	49,425,000	69,365,000

Minority interests	154,000	309,000

Commitments and contingencies (Note 10)

Stockholders’ equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 19,160,496 and 9,908,551 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	19,000	10,000
Additional paid-in capital	113,964,000	64,239,000
Accumulated deficit	(4,969,000)	(4,001,000)
Total stockholders’ equity	109,014,000	60,248,000
Total liabilities, minority interests and stockholders’ equity	$158,593,000	$129,922,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Rental revenues	$2,321,000	$1,071,000	$6,687,000	$3,011,000
Tenant reimbursements and other income	570,000	305,000	1,675,000	671,000
Interest income from notes receivable	61,000	-	86,000	-
	2,952,000	1,376,000	8,448,000	3,682,000
Expenses
Property operating and maintenance	751,000	335,000	2,202,000	891,000
General and administrative	402,000	411,000	1,331,000	1,265,000
Asset management fees	342,000	158,000	984,000	457,000
Depreciation and amortization	948,000	329,000	2,620,000	906,000
	2,443,000	1,233,000	7,137,000	3,519,000
Operating income	509,000	143,000	1,311,000	163,000

Interest income	105,000	238,000	221,000	508,000
Interest expense	(680,000)	(711,000)	(2,496,000)	(2,109,000)
Loss before minority interests	(66,000)	(330,000)	(964,000)	(1,438,000)
Minority interests	-	-	4,000	(1,000)
Net loss	$(66,000)	$(330,000)	$(968,000)	$(1,437,000)

Net loss per share – basic and diluted	$(0.00)	$(0.04)	$(0.07)	$(0.22)

Weighted average number of common shares	17,677,146	8,864,022	13,270,335	6,526,076

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2007	9,908,551	$10,000	$64,239,000	$(4,001,000)	$60,248,000
Issuance of common stock	7,816,096	8,000	62,379,000	—	62,387,000
Redeemed shares	(159,292)	—	(1,182,000)	—	(1,182,000)
Offering costs	—	—	(6,601,000)	—	(6,601,000)
Special stock dividend declared and issued	1,595,141	1,000	(1,000)	-	-
Dividends declared	—	—	(4,870,000)	—	(4,870,000)
Net loss	—	—	—	(968,000)	(968,000)
Balance – September 30, 2008	19,160,496	$19,000	$113,964,000	$(4,969,000)	$109,014,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(968,000)	$(1,437,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	371,000	361,000
Depreciation and amortization	2,620,000	906,000
Straight-line rents and amortization of acquired above (below) market leases	(293,000)	89,000
Minority interest	(1,000)	(1,000)
Provisions for bad debt	171,000	—
Change in operating assets and liabilities:
Tenant and other receivables	(37,000)	(307,000)
Other assets	210,000	(143,000)
Payable and accrued liabilities	337,000	532,000
Prepaid rents and security deposits	—	13,000
Payable to related parties	(26,000)	(517,000)
Net cash provided by (used in) operating activities	2,384,000	(504,000)

Cash flows from investing activities
Real estate acquisition costs and deposits	(8,087,000)	(27,118,000)
Escrow refund (deposits)	150,000	(9,962,000)
Notes receivable	(2,875,000)	—
Net cash used in investing activities	(10,812,000)	(37,080,000)

Cash flows from financing activities
Issuance of common stock	59,638,000	33,872,000
Redeemed shares	(1,182,000)	(110,000)
Proceeds from notes payable	—	13,740,000
Repayment of notes payable	(27,404,000)	—
Offering costs	(7,294,000)	(4,488,000)
Minority interest	(145,000)	145,000
Other receivables	—	211,000
Distributions paid to stockholders	(1,787,000)	(872,000)
Distributions paid to minority interest	(12,000)	(9,000)
Deferred financing costs	(242,000)	(63,000)
Net cash provided by financing activities	21,572,000	42,426,000
Net increase in cash and cash equivalents	13,144,000	4,842,000
Cash and cash equivalents - beginning of period	6,648,000	11,041,000
Cash and cash equivalents - end of period	$19,792,000	$15,883,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,419,000	$1,556,000
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	$743,000	$308,000
Receivable from transfer agent	$45,000	—
Distribution reinvested	$2,704,000	$1,123,000
Payable to related parties	$126,000	$814,000
Security deposits and other liabilities assumed upon acquisition of real estate	$127,000	$145,000
Accrued real estate addition	$6,000	$—
Assumption of loan in connection with property acquisition	$7,375,000	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At September 30, 2008, we owned 99.86% general partner interest in the Operating Partnership while the advisor owned a 0.14% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

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

We intend to invest the net proceeds from the Offering primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  As of September 30, 2008, a total of approximately 17.2 million shares of our common stock had been sold under the Primary Offering for aggregate gross proceeds of approximately $137.3 million.

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

Interim Financial Information

The accompanying interim condensed financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations.  Accordingly, the interim condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2007 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Real Estate Purchase Price Allocation

We account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations.”  The results of operations of acquired properties are included in our consolidated statements of operations after the date of acquisition.  Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, site improvements, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  The value of the building is depreciated over an estimated useful life of 39 years.  The value of site improvements is depreciated over an estimated useful life of 15 to 20 years.  The value of tenant improvements is depreciated over the shorter of lease term or useful life.

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

The estimated useful lives for lease intangibles range from 1 month to 10 years.  As of September 30, 2008, the weighted-average amortization periods for in-place leases, acquired above market leases and acquired below market leases were 4.1 years, 4.7 years and 3.5 years, respectively.  As of December 31, 2007, the weighted-average amortization period for in-place leases, acquired above market leases and acquired below market leases were are 4.2 years, 5.0 years and 3.5 years, respectively.

Amortization associated with the lease intangible assets and liabilities for the three and nine months ended September 30, 2008 was $202,000 and $541,000, respectively.  Amortization associated with the lease intangible assets and liabilities for the three and nine months ended September 30, 2007 was $97,000 and $281,000, respectively.  Estimated amortization for October 1, 2008 through December 31, 2008 and each of the four subsequent years is as follows:

Lease Intangibles Amortization
October 1, 2008 to December 31, 2008	$155,000
2009	$614,000
2010	$553,000
2011	$389,000
2012	$85,000

As of September 30, 2008, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	Site Improvements	In-Place Lease	Acquired Above Market Leases	Acquired Below Market Leases
Cost	$85,956,000	$10,360,000	$2,009,000	$1,692,000	$(834,000)
Accumulated depreciation and amortization	(2,795,000)	(570,000)	(793,000)	(581,000)	371,000
Net	$83,161,000	$9,790,000	$1,216,000	$1,111,000	$(463,000)

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

Depreciation expense associated with buildings and improvements and site improvements for the three months ended September 30, 2008 and 2007 was approximately $759,000 and $254,000, respectively.  Depreciation expense associated with buildings and improvements and site improvements for the nine months ended September 30, 2008 and 2007 was approximately $2.1 million and $699,000, respectively.

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

Tenant and Other Receivables, net

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis.  Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value.  Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible.  Our allowance for doubtful accounts was approximately $171,000 and $0 as of September 30, 2008 and December 31, 2007, respectively.

Other Assets, net

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

Minority Interest in Consolidated Subsidiaries

Minority interest relates to the interest in the consolidated entity that is not wholly-owned by us.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments.  Cash is generally invested in government backed securities and the amount of credit exposure to any one commercial issuer is limited.  We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution.  As of September 30, 2008 we had cash accounts in excess of FDIC insured limits.  On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The temporary increase in deposit insurance coverage became effective upon the President's signature.  The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

As of September 30, 2008, we owned three properties in state of California, three properties in the state of Arizona and six properties in the state of Florida.  Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Per Share Data

We report earnings per share pursuant to SFAS No. 128, “Earnings Per Share.”  Basic earnings per share attributable for all periods presented are computed by dividing the net loss by the weighted average number of shares outstanding during the period.  All per share computations have been adjusted to reflect the common stock dividends for all periods presented.  Diluted earnings per share are computed based on the weighted average number of shares and all potentially dilutive securities, if any.

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

As of September 30, 2008, our portfolio consists of twelve properties which were approximately 94.9% leased.  The following table provides summary information regarding our properties.

Property	Location	Date Purchased	Square Footage	Purchase Price	Associated Debt	September 30, 2008 % Leased
2111 South Industrial Park	North Tempe, AZ	June 1, 2006	26,800	$1,975,000	$—	67.2%
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—	100.0%
15172 Goldenwest Circle	Westminster, CA	December 1, 2006	102,200	11,200,000	2,824,000	100.0%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	4,702,000	100.0%
Mack Deer Valley	Phoenix, AZ	January 21, 2007	180,985	23,150,000	3,868,000	80.2%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	81.9%
Pinnacle Park Business Center	Phoenix, AZ	October 2, 2007	159,661	20,050,000	4,553,000	100.0%
Orlando Small Bay Portfolio
Carter	Winter Garden, FL	November 15, 2007	49,125			96.2%
Goldenrod	Orlando, FL	November 15, 2007	78,646			97.2%
Hanging Moss	Orlando, FL	November 15, 2007	94,200			100.0%
Monroe South	Sanford, FL	November 15, 2007	172,500			97.1%
			394,471	37,128,000	22,420,000	97.7%

Monroe North CommerCenter	Sanford, FL	April 17, 2008	181,348	14,275,000	7,303,000	100.0%
			1,232,839	$134,278,000	$45,670,000	94.9%

5.	Notes Receivable

In May 2008, we agreed to loan up to $5.0 million at a rate of 10% per year to two real estate operating companies.  The loans mature on May 19, 2013.  The borrowing entities are parties to an alliance with the managing member of our advisor.  As of September 30, 2008, advances to the borrowing entities were approximately $2.9 million.

6.	Payable to Related Parties

Payable to related parties at September 30, 2008 and December 31, 2007 consists of offering costs, acquisition fees, and expense reimbursement payable and sales commissions and dealer manager fees to the advisor and PCC.

7.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  As of September 30, 2008, we have issued approximately 17.2 million shares of common stock for total gross proceeds of approximately $137.3 million.  As of December 31, 2007, we have issued approximately 9.7 million shares of common stock for a total of approximately $77.7 million of gross proceeds.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.  We have registered 11,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share.  As of September 30, 2008 and December 31, 2007, approximately 609,000 and 253,000 shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared during the first, second and third quarters of 2007 and 2008:

	Distribution Declared
Period	Cash	Reinvested	Total

First quarter 2007 (1)	$223,000	$283,000	$506,000
Second quarter 2007 (1)	322,000	422,000	744,000
Third quarter 2007 (1)	385,000	523,000	908,000

First quarter 2008	485,000	719,000	1,204,000
Second quarter 2008	611,000	926,000	1,537,000
Third quarter 2008	831,000	1,298,000	2,129,000

(1)	Distributions declared represented a return of capital for tax purposes.

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income.  Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds.  Until proceeds from our offering are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.

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

Special 10% Stock Distribution

Our board of directors authorized a special 10% stock distribution to be paid to the stockholders of record on the date that we raised the first $125.0 million in our initial public offering, which was achieved on July 23, 2008.    All stockholders of record on July 23, 2008 received one additional share of stock for every 10 shares of stock they owned as of that date.  This special 10% stock distribution has the effect of lowering the effective purchase price per share paid by these investors by approximately 10%.  The price at which we would redeem stock pursuant to our stock repurchase program is based on the actual purchase price paid for shares and is not affected by the special 10% stock distribution.  We intend to treat these distributions as adjustments to the per share price for stock.

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

During the nine months ended September 30, 2008, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program

January 2008	12,500	$7.20	(1)
February 2008	12,484	7.36	(1)
March 2008	2,016	7.15	(1)
April 2008	396	7.09	(1)
May 2008	14,616	7.61	(1)
June 2008	31,607	7.51	(1)
July 2008	56,504	7.59	(1)
August 2008	22,569	7.15	(1)
September 2008	6,600	6.76	(1)
	159,292
_________________________
(1)
As long as our common stock is not listed on a national securities exchange or traded on an over -the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased.  Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years the shares were held.  During our offering and each of the first five years following the closing of our offering, we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our distribution reinvestment plan or (ii) 5% of the number of shares outstanding at the end of the prior calendar year.  Beginning five years after termination of this offering, the number of shares that we redeem under the stock repurchase program is not expected to exceed 10% of the number outstanding at the end of the prior year.

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

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment”, (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  On August 6, 2008 and August 8, 2007, we granted our non-employee directors nonqualified stock options to purchase an aggregate of 20,000 and  20,000 shares of common stock, respectively, at an exercise price of $8.00 per share.  Of these options, 15,000 are due to lapse on November 8, 2008 due to the resignation of Joseph Holland from the board of directors on August 6, 2008.  Outstanding stock options became immediately exercisable in full on the grant date, expire in ten years after the grant date, and have no intrinsic value as of September 30, 2008.  For the three and nine months ended September 30, 2008 and 2007, we did not incur any non-cash compensation expenses.  No stock options were exercised or canceled during the nine months ended September 30, 2008. We record compensation expense for non-employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.  These assumptions include the risk-free interest rate, the expected life of the options, the expected stock price volatility over the expected life of the options, and the expected distribution yield. Compensation expense for employee stock options is recognized ratably over the vesting term. The assumptions used to estimate the fair value of options granted on August 7, 2007 using the Black-Scholes option-pricing model were 5.5% distribution yield, a 4.86% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 5 years and a volatility rate of 1.02%. The assumptions used to estimate the fair value of options granted on August 6, 2008 using the Black-Scholes option-pricing model were 6.0% distribution yield, a 4.05% risk-free interest rate based on the 10-year U.S.Treasury Bond, an expected life of 5 years and a volatility rate of 1.03%.

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

Equity Compensation Plan Information

Our equity compensation plan information as of September 30, 2008 was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	80,000	$8.00	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	80,000	$8.00	(2)
_________________________

(1)	Of these options, 15,000 are due to lapse on November 8, 2008 due to the resignation of Joseph Holland from the board of directors, which was effective August 6, 2008.
(2)
Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to ten percent (10%) of our outstanding common stock.  The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000.  As of September 30, 2008, there were approximately 19.2 million shares of our common stock issued and outstanding.

Our equity compensation plan information as of December 31, 2007 was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	60,000	$8.00	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	60,000	$8.00	(2)
_________________________

(1)	Of these options, 15,000 are due to lapse on November 8, 2008 due to the resignation of Joseph Holland from the board of directors, which was effective August 6, 2008.
(2)
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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the advisor on our behalf and will be reimbursed to the advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.  In no event will we have any obligation to reimburse the advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering.  As of September 30, 2008, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $4.2 million, including approximately $110,000 of organizational costs that have been expensed and approximately $4.1 million of offering costs which reduce net proceeds of our offering.  As of December 31, 2007, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.5 million, including approximately $110,000 of organizational costs that have been expensed and approximately $3.4 million of offering costs which reduce net proceeds of our offering.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the advisor acquisition fees in an amount equal to 2% of the gross proceeds of the Primary Offering.  We will pay the acquisition fees upon receipt of the gross proceeds the Offering.  However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the advisor for direct costs the advisor incurs and amounts the advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the three months ended September 30, 2008 and 2007, the advisor earned approximately $469,000 and $166,000 of acquisition fees, respectively.  For the nine months ended September 30, 2008 and 2007, the advisor earned approximately $1.2 million and $677,000 of acquisition fees, respectively.

Management Fees.  The advisory agreement requires us to pay the advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate book basis carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principals in the United States of America (GAAP).  In addition, we will reimburse the advisor for the direct costs and expenses incurred by the advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we pay to third party property managers.  For the three months ended September 30, 2008 and 2007, the advisor earned approximately $342,000 and $158,000 of asset management fees, respectively, which were expensed.  For the nine months ended September 30, 2008 and 2007, the advisor earned approximately $984,000 and $457,000 of asset management fees, respectively, which were expensed.

Operating Expenses. The advisory agreement provides for reimbursement of our advisor’s direct and indirect costs of providing administrative and management services to us.  For the three months ended September 30, 2008 and 2007, approximately $177,000 and $90,000 of such costs, respectively, were reimbursed and included in general and administrative expenses in our condensed consolidated statement of operations.  For the nine months ended September 30, 2008 and 2007, approximately $610,000 and $443,000 of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statement of operations.  The advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

Subordinated Participation Provisions.  The advisor is entitled to receive a subordinated participation upon the sale of our properties, listing of our common stock or termination of the advisor, as follows:

•
After stockholders have received cumulative distributions equal to $8.00 per share (less any returns of capital) plus cumulative, non-compounded annual returns on net invested capital, the advisor will be paid a subordinated participation in net sale proceeds ranging from a low of 5% of net sales provided investors have earned annualized returns of 6% to a high of 15% of net sales proceeds if investors have earned annualized returns of 10% or more.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The advisory agreement requires the advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) to the extent are in excess of 13.5% of gross proceeds from the Offering.  For the three months ended September 30, 2008 and 2007, our dealer manager earned sales commission and dealer manager fees of approximately $2.3 million and $825,000, respectively.  For the nine months ended September 30, 2008 and 2007, our dealer manager earned sales commissions and dealer manager fees of approximately $5.9 million and $3.3 million.  Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying consolidated balance sheets.

9.	Notes Payable

On June 30, 2006, we entered into a credit agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during the offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  As of September 30, 2008 and December 31, 2007, we had net borrowings of approximately $15.9 million and $43.3 million, respectively, under the Credit Agreement.

The credit agreement permits us to borrow up to $50,000,000 secured by real property at a borrowing rate based on 30-day LIBOR plus a margin ranging from 115 to 135 basis points and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.   On March 26, 2008, we notified the lender of our intention of exercising the first of two one-year options to extend the loan maturity date.  On June 30, 2008, we satisfied conditions expressed by the lender and extended our loan maturity date to June 30, 2009.  The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement.  The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of September 30, 2008, we were in compliance with all these financial covenants.  During the three months ended September 30, 2008 and 2007, we incurred approximately $260,000 and $572,000 of interest expense, respectively, related to the credit agreement.  During the nine months ended September 30, 2008 and 2007, we incurred approximately $1.2 million and $1.7 million of  interest expense, respectively, related to the credit agreement.

On November 13, 2007, we entered into a loan agreement with Wachovia Bank, National Association to facilitate the acquisition of properties during our offering period.  Pursuant to the terms of the loan agreement, we may borrow $22.4 million at an interest rate of 140 basis points over 30-day LIBOR, secured by specified real estate properties.  The loan agreement has a maturity date of November 13, 2009, and may be prepaid without penalty.  The entire $22.4 million available under the terms of the loan was used to finance an acquisition of properties that closed on November 15, 2007.  During the three months ended September 30, 2008 and 2007, we incurred approximately $228,000 and $0 of interest expense, respectively, related to the loan agreement.  During the nine months ended September 30, 2008 and 2007, we incurred approximately $719,000 and $0 of interest expense, respectively, related to the loan agreement.

In connection with our acquisition of Monroe North CommerCenter, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”).  Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica mortgage loan.  The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum.  During the three months ended September 30, 2008 and 2007, we incurred approximately $108,000 and $0 of interest expense, respectively, related to the loan agreement.  During the nine months ended September 30, 2008 and 2007, we incurred approximately $197,000 and $0 of interest expense, respectively, related to the Loan Assumption Agreement.

In connection with our notes payable, we had incurred financing costs totaling approximately $1.4 million and $1.2 million, as of September 30, 2008 and December 31, 2007, respectively.  These financing costs have been capitalized and are being amortized over the life of the agreements.  For the three months ended September 30, 2008 and 2007, approximately $63,000 and $124,000, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.  For the nine months ended September 30, 2008 and 2007, approximately $371,000 and $361,000, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations. Consistent with our borrowing policies, during our Primary Offering, we will borrow periodically to acquire properties and for working capital.  We will determine whether to use the proceeds of our Offering to repay amounts borrowed under the credit agreement and loan agreements depending on a number of factors, including the investments that are available to us for purchase at the time and the cost of the credit facility.  Following the closing of our Primary Offering, we will endeavor to repay all amounts owing under the credit agreement and loan agreements or that are secured by our properties and which have not previously been paid.  To the extent sufficient proceeds from our Offering are unavailable to repay the indebtedness secured by properties within a reasonable time following the closing of our Primary Offering as determined by our board of directors, we may sell properties or raise equity capital to repay the secured debt, so that we will own our properties with no permanent acquisition financing.

10.           Commitments and Contingencies

We have committed to funding $5.0 million to entities that are parties to an alliance with the managing member of our advisor.  As of September 30, 2008, we have funded approximately $2.9 million.

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

Our Advisor has informed us that the Financial Industry Regulatory Authority (“FINRA”, formerly, NASD) is conducting a non-public inquiry of PCC, our affiliated dealer manager, that is, we understand, focused on the private placements conducted by PCC during the period from January 1, 2004 through October 31, 2007.  FINRA’s correspondence requesting document production states, “This inquiry should not be construed as an indication that the Enforcement Department or its staff has determined that any violations of federal securities laws or NASD, NYSE or MSRB rules have occurred.”  We have been advised that PCC is responding to FINRA’s request for information and intends to continue to cooperate in the inquiry.  Although we cannot, at this time, assess either the duration or the likely outcome or consequences of this inquiry, FINRA has the authority to impose sanctions on PCC that could adversely affect its effectiveness and ability to raise funds in our offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All forward-looking statements should be read in light of the risks identified in Part II, Item 1A herein and Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

Overview

Cornerstone Core Properties REIT, Inc., a Maryland corporation, was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  As used in this report, “we,” “us” and “our” refer to Cornerstone Core Properties REIT, Inc. and its consolidated subsidiaries except where the context otherwise requires. We have no paid employees and are externally managed by an affiliate, Cornerstone Realty Advisors, LLC, a Delaware limited liability company that was formed on November 30, 2004 (the “advisor”) pursuant to an advisory agreement.

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At September 30, 2008, we owned 99.86% general partner interest in the Operating Partnership while the advisor owned a 0.14% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

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

As of September 30, 2008, we raised approximately $137.3 million of gross proceeds from the sale of approximately 17.2 million shares of our common stock and had acquired twelve properties.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

Results of Operations

We acquired four properties during 2006, one property in January 2007, one property in April 2007, one property in October 2007, four properties in November 2007 and one property in April 2008.  Accordingly, our results of operations for the three and nine months ended September 30, 2008 and September 30, 2007 are not comparable.

Our results of operations for the three and nine months ended September 30, 2008 and 2007 are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation and amortization will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

Three months ended September 30, 2008 and 2007

We owned twelve and six properties during the three months ended September 30, 2008 and 2007, respectively.  As a result of the acquisitions, total revenues increased to $3.0 million from $1.4 million, property operating and maintenance expenses, which include bad debt expenses, increased to $751,000 from $335,000, asset management fees increased to $342,000 from $158,000, and depreciation and amortization increased to $948,000 from $329,000 from the comparable 2007 period.    General and administrative for the three months ended September 30, 2008 is comparable to the same period of 2007.

Interest income decreased to $105,000 from $238,000 for the comparable period of 2007.  The decrease is due primarily to lower investment rates on short term investments during the three months ended September 30, 2008.  Interest expense decreased to $680,000 from $711,000 for the comparable period of 2007 primarily due to lower debt balance and interest rates on our credit agreement with HSH Nordbank as a result of $25.0 million in principal paydowns during the three months ended September 30, 2008.

Nine months ended September 30, 2008 and 2007

We owned twelve and six properties during the nine months ended September 2008 and 2007, respectively.  As a result of the acquired properties, total revenues for the nine months ended September 30, 2008 increased to $8.4 million from $3.7 million, property operating and maintenance expenses, which include bad debt expenses, increased to $2.2 million from $891,000, asset management fees increased to $984,000 from $457,000 and depreciation and amortization increased to $2.6 million from $906,000.  General and administrative expenses for the nine months 2008 approximated the nine months 2007 amount.

Interest income decreased to $221,000 from $508,000 for the comparable nine months of 2007.  The decrease is due primarily to lower investment rates on short term investments in 2008 slightly offset by a higher cash balance resulting in more investments during the same period.  Interest expense increased to $2.5 million in the first nine months of 2008 from $2.1 million in the comparable period of 2007.  The increase is primarily due to loans on six new acquisitions partially offset by lower interest rate charges and repayments on our credit facility agreement with HSH Nordbank.

Liquidity and Capital Resources

We expect that primary sources of capital over the long term will include net proceeds from the sale of our common stock and net cash flows from operations.  We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements and leasing commissions, operating expenses, including interest expense on any outstanding indebtedness, distributions and for the repayment of notes payable. In addition, we will continue to use temporary debt financing to facilitate our acquisitions of properties in anticipation of receipt of offering proceeds.

As of September 30, 2008, a total of approximately 17.2 million shares of our common stock had been sold in our Primary Offering for aggregate gross proceeds of approximately $137.3 million.  Because we did not raise the maximum offering proceeds of $355.2 million in our initial public offering prior to the previously scheduled September 21, 2007 offering termination date, we have extended the initial offering period. Under no circumstances will the initial offering period be extended beyond June 1, 2009.

As of September 30, 2008, we had approximately $19.8 million in cash and cash equivalents on hand and approximately $34.1 million available under our acquisition credit facility with HSH Nordbank.  Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

The credit agreement with HSH Nordbank AG is due to mature on June 30, 2009. We anticipate paying down the existing debt obligation with proceeds raised from our offering or we will exercise the second option to extend the credit agreement upon satisfaction of conditions as defined in the credit agreement.

There may be a delay between the sale of our shares and the purchase of properties.  During this period, net offering proceeds will be temporarily invested in short-term, liquid investments that could yield lower returns than investments in real estate.

Until proceeds from our Offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow.  For the nine months ended September 30, 2008, distributions to stockholders were paid from funds from operations and proceeds of our offering and borrowings in anticipation of future cash flow.

As of September 30, 2008, our advisor had incurred $4.2 million of organization and offering costs on our behalf.  Of this amount, we have reimbursed $4.1 million to our advisor.  Our advisor advances us money for these organization and offering expenses or pays these expenses on our behalf.  Our advisor does not charge us interest on these advances.  We will repay these advances and reimburse our advisor for expenses paid on our behalf using the gross proceeds of our initial public offering, but in no event will we have any obligation to reimburse our advisor for these costs totaling in excess of 3.5% of the gross proceeds from our primary offering.  Our advisor will pay all of our organization and offering expenses described above that are in excess of  this 3.5% limitation.  At September 30, 2008, organization and offering costs incurred by and reimbursed to our advisor are approximately 3% of the gross proceeds of our primary offering.  In addition, our advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our initial public offering.

We will not rely on advances from our advisor to acquire properties but our advisor and its affiliates may loan funds to special purposes entities that may acquire properties on our behalf pending our raising sufficient proceeds from our initial public offering to purchase the properties from the special purpose entity.

We will endeavor to repay any temporary acquisition debt financing promptly upon receipt of proceeds in our initial public offering.  To the extent sufficient proceeds from our offering are unavailable to repay such debt financing within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with no permanent financing.  In the event that our initial public offering is not fully sold, our ability to diversify our investments may be diminished.  We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, which we anticipate may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

Financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets.  Our ability to fund property acquisitions or development projects, as well as our ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all. While we currently do not expect any difficulties, it is possible, in these unusual and uncertain times, that our revolving credit agreement with HSH Nordbank could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from the revolving credit facility when needed.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculations of FFO for the three and nine months ended September 30, 2008 and 2007 are presented below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss	$(66,000)	$(330,000)	$(968,000)	$(1,437,000)

Real estate assets depreciation and amortization	948,000	329,000	2,620,000	906,000
Funds from operations (FFO)	$882,000	(1,000)	1,652,000	(531,000)

Weighted average shares outstanding	17,677,146	8,864,022	13,270,335	6,526,076

In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us or reimbursements of expenses from our advisor and proceeds from loans including those secured by our assets.  Given the uncertainty arising from numerous factors, including both the raising and investing of capital in the current financing  environment, ultimate FFO performance cannot be predicted with certainty.  Currently, we make cash distributions to our stockholders from capital at an annualized rate of 6.0%, based on an $8.00 per share purchase price. These distributions are being paid in anticipation of future cash flow from our investments. Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, reducing the amount of funds that would otherwise be available for investment.

For the nine months ended September 30, 2008, we paid distributions of $4,870,000, $2,384,000 of which were paid from cash flow from operations. The distributions paid in excess of our cash flow from operations were paid using proceeds from our offering.

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2008, specifically our obligations under long-term debt agreements and notes receivable:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$45,670,000	$16,125,000	$22,812,000	$440,000	$6,293,000
Interest expense related to long term debt (2)	$4,354,000	$2,233,000	$958,000	$769,000	$394,000
Note receivable (3)	$2,100,000	$2,100,000	$-	$-	$-
_________________________
(1)  This represents the sum of credit agreement with HSH Nordbank, AG, Wachovia Bank National Association and Transamerica Life Insurance Company.

(2)  Interest expenses related to the credit agreement with HSH Nordbank, AG and loan agreement with Wachovia Bank National Association are calculated based on the loan balances outstanding at September 30, 2008, one month LIBOR at September 30, 2008 plus appropriate margin ranging from 1.15% and 1.40%.    Interest expenses related to loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum.

(3)  We have committed to funding $5.0 million to entities that are parties to an alliance with the managing member of our advisor.  As of September 30, 2008, we have funded approximately $2.9 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash and cash equivalents in short-term, highly liquid investments including government backed obligations, bank certificates of deposit and interest-bearing accounts which, by their nature, are subject to interest rate fluctuations.  As of September 30, 2008, we had borrowed approximately $45.7 million under our credit facility and loan agreements.

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

An increase in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders.  Based on the debt outstanding as of September 30, 2008, a 1% change in interest rates would result in a change in interest expense of approximately $457,000 per year.  During the period from January 1, 2008 through September 30, 2008, 30-day LIBOR experienced a steady decrease then a steep increase towards the end of September 2008.  There can be no assurance whether this rate will increase or decrease.

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

The following risk supplements the risks disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Recent disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments and our ongoing results operations.

Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and consequent reductions in property values.  Furthermore, the current state of the economy and the implications of future potential weakening may negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our current portfolio.  The current downturn may impact our tenants’ business operations directly, reducing their ability to pay base rent, percentage rent or other charges due to us.

Liquidity in the global credit market has been significantly contracted by market disruptions, making it costly to obtain new lines of credit or refinance existing debt, when debt financing is available at all.

The occurrence of these events could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts we paid for the investments; and

•	revenues from our properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible receivables;

•	we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms.

These factors could impair our ability to make distributions to you and decrease the value of your investment in us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 6, 2008, we granted our non-employee directors nonqualified stock options to purchase an aggregate of 20,000 shares of common stock at an exercise price of $8.00 per share under our Employee and Director Incentive Stock Plan pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.  Other than these option grants, we did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-Q.

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

As of September 30, 2008, excluding issuance of approximately 0.6 million shares under our distribution reinvestment plan, we had sold approximately 17.2 million shares of common stock in our ongoing offering, raising gross offering proceeds of approximately $137.3 million.  From this amount, we incurred approximately $13.5 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $2.7 million in acquisition fees payable to our advisor.  We have used approximately $92.1 million of the net offering proceeds to acquire properties and reduce balance on the credit agreement with HSH Nordbank as of September 30, 2008.  As of September 30, 2008, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $4.2 million, including approximately $110,000 of organizational costs that have been expensed and approximately $4.1 million of offering costs which reduce net proceeds of our offering.

Item 6.               Exhibits

10	Amendment No. 3 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of June 30, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of November 2008.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Terry G. Roussel
Terry G. Roussel, Chief Executive Officer

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)