Form 10-K/A
period 2007-12-31
Cornerstone Core Properties REIT, Inc.
filed 2009-01-08
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

As of November 30, 2008, there were 20,150,238 shares of common stock of Cornerstone Core Properties REIT, Inc. outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, in order to revise the Chief Executive Officer and Chief Financial Officer certifications originally filed as Exhibits 31.1 and 31.2, which inadvertently omitted certain language required to be included.  This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the Form 10-K and our other filings with the SEC.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K/A:

31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ TERRY G. ROUSSEL
TERRY G. ROUSSEL
Chief Executive Officer, President and
Chairman of the Board of Directors

Date: January 8 , 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 8, 2009.

Name	Title
Chief Executive Officer and Director
/s/ Terry G. Roussel	(Principal Executive Officer)
Terry G. Roussel
Chief Financial Officer (Principal
/s/ Sharon C. Kaiser	Financial and Accounting Officer)
Sharon C. Kaiser

/s/ Paul Danchik	Director
Paul Danchik

/s/ Jody J. Fouch	Director
Jody J. Fouch

/s/ Daniel L. Johnson	Director
Daniel L. Johnson

/s/ Lee Powell Stedman	Director
Lee Powell Stedman