Form 10-K
period 2008-12-31
Cornerstone Core Properties REIT, Inc.
filed 2009-03-16
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Title of Each Class:
Common Stock, $0.001 par value per share

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

As of June 30, 2008 (the last business day of the registrant’s second fiscal quarter), there were 14,561,256 shares of common stock held by non-affiliates of the registrant having an aggregate market value of $116,288,555

As of March 6, 2009, there were approximately 21,155,362 shares of common stock of Cornerstone Core Properties REIT, Inc. outstanding. The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2009, into Part III of this Form 10-K to the extent stated herein.

CORNERSTONE CORE PROPERTIES REIT, INC.
(A Maryland Corporation)

PART I

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Accordingly, there can be no assurance that our expectations will be realized.

Factors which may cause actual results to differ materially from current expectations include, but are not limited to:
•	Continuation of the economic and credit crisis;
•	National and local economic and business conditions;
•	General and local real estate conditions;
•	The impairment in the value of real property due to general and local real estate conditions;
•	Changes in federal, state and local governmental laws and regulations and
•	The availability of and costs associated with sources of liquidity.

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

From our formation through the end of the year ended December 31, 2005, our activities consisted solely of organizational activities including preparing for and launching our initial public offering.  On January 6, 2006, we commenced our initial public offering and retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of our advisor, to serve as the dealer manager for the offering.  As of December 31, 2008, approximately 18.4 million shares of our common stock had been sold in our initial public offering for aggregate gross proceeds of approximately $147.3 million.  This excludes shares issued under our distribution reinvestment plan.

On November 25, 2008, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering.  We subsequently amended the registration statement on February 17, 2009.  Pursuant to the registration statement, as amended, we propose to register up to 56,250,000 shares of common stock in a primary offering for $8.00 per share, with discounts available to certain categories of purchasers. We will also register approximately 21,250,000 shares pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $7.60 per share or 95% of the fair market value of a share of our common stock.  We expect to commence our follow-on offering during the second quarter of 2009.  We intend to cease offering shares of common stock in our initial public offering upon the earlier June 1, 2009 or the date the registration statement relating to our proposed follow-on offering, is declared effective by the Securities and Exchange Commission.

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

On or before September 21, 2012, our board of directors will take action to provide enhanced liquidity for our stockholders.  The directors will consider various plans to enhance liquidity, including, but not limited to:

•
modifying our stock repurchase program to increase the number of shares that we can redeem under the program during any given period, and to expand the sources of funding that we can use to redeem shares under the program;

•	seeking stockholder approval to begin an orderly liquidation of our assets and distribute the available proceeds of such sales to our stockholders;

•	listing our stock for trading on a national securities exchange; or

•	seeking stockholder approval of another liquidity event such as a sale of our assets or a merger with another entity.

The implementation of one or more of these plans will be at the discretion of our board of directors based upon its consideration of the best interests of our stockholders, however, we currently believe that a modification to our share redemption program as described above is the liquidity option most likely to be implemented on or before September 21, 2012.

Investment Strategy

Large institutional investors have proven how to build a successful real estate portfolio.  They generally start with a foundation of “core” holdings. “Core” holdings are existing, high quality properties owned “all-cash” free and clear of debt.  We believe that “core” holdings are necessary to help investors build the base of their investment portfolio. That is why our primary investment focus is to acquire investment real estate “all cash” with no permanent financing.

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

Acquisition Policies

Primary Investment Focus

We focus on acquiring investment grade real estate including multi-tenant industrial properties that are:

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

Other Potential Investments

While we intend to invest in multi-tenant industrial properties, we have the ability to invest in any type of real estate investment that we believe to be in the best interests of our stockholders, including other real estate funds or REITs, mortgage funds, mortgage loans and sale lease-backs.  Furthermore, there are no restrictions on the number or size of properties we may purchase or on the amount or proportion of net proceeds of our initial public offering that we may invest in a single property.  Although we can invest in any type of real estate investment, our charter restricts certain types of investments.  We do not intend to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than real estate investments.

Investment Policies and Decisions

Our advisor makes recommendations to our board of directors, which approves or rejects all proposed property acquisitions.  Our independent directors will review our investment policies at least annually to determine whether these policies continue to be in the best interests of our stockholders.

We purchase properties based on the decision of our board of directors after an examination and evaluation by our advisor of many factors including but not limited to the functionality of the property, the historical financial performance of the property, current market conditions for leasing space at the property, proposed purchase price, terms and conditions, potential cash flows and potential profitability of the property.  The number of properties that we will purchase will depend on the amount of funds we raise in this offering and upon the price we pay for the properties we purchase.  To identify properties that best fit our investment criteria, our advisor will study regional demographics and market conditions and work through local commercial real estate brokers.

Leases and Tenant Improvements

The properties we acquire generally have operating type leases.  Operating type leases generally have either gross or modified gross payment terms.  Under gross leases, the landlord pays all operating expenses of the property.  Under modified gross leases, the tenant reimburses the landlord for certain operating expenses.  A “net” lease provides that the tenant pays or reimburses the owner for all or substantially all property operating expenses.  As landlord, we will generally have responsibility for certain capital repairs or replacement of specific structural components of a property such as the roof, heating and air conditioning systems, the interior floor or slab of the building as well as parking areas.

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

Joint Ventures and Other Arrangements

We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our advisor.  We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties.  Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region, property type and tenant industry group.  Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price.  In addition, certain properties may be available to us only through joint ventures.  In determining whether to recommend a particular joint venture, the advisor will evaluate the real property for which such joint venture owns or is being formed to own under the same criteria described elsewhere in this annual report.  These entities may employ debt financing. (See “Borrowing Policies” below.)

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

During our offering period, we have and intend to continue to use temporary financing to facilitate acquisitions of properties in anticipation of receipt of offering proceeds. We will endeavor to repay such debt financing promptly upon receipt of proceeds in our offering.  To the extent sufficient proceeds from our offerings are unavailable to repay such debt financing within a reasonable time as determined by our board of directors, we may sell properties or raise equity capital to repay the debt so that we will own our properties all-cash, with no permanent acquisition financing.

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

We may invest in joint venture entities that borrow funds or issue senior equity securities to acquire properties, in which case our equity interest in the joint venture would be junior to the rights of the lender or preferred stockholders. In some cases, our advisor may control the joint venture.

If we list our stock on a national stock exchange, we may thereafter change our strategy and begin to use permanent debt in our investment strategy.  Our charter limits our borrowings to the equivalent of 75% of our cost, before deducting depreciation or other non-cash reserves, of all our assets unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report with an explanation from our independent directors of the justification for the excess borrowing.  While there is no limitation on the amount we may borrow for the purchase of any single property, we intend to repay such debt within a reasonable time or raise additional equity capital or sell properties in order to maintain our all-cash status.

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

We may hold interests in properties located in the same geographic locations as other entities managed by our advisor or our advisor’s affiliates.  Our properties may face competition in these geographic regions from such other properties owned, operated or managed by other entities managed by our advisor or our advisor’s affiliates.  Our advisor or its affiliates have interests that may vary from those we may have in such geographic markets.

Government Regulations

Our company and the properties we own are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Federal laws such as the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act govern such matters as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. Some of these laws and regulations impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.  Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures.  Future laws, ordinances or regulations may impose material environmental liability.  In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.

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

We obtain satisfactory Phase I environmental assessments on each property we purchase.  A Phase I assessment is an inspection and review of the property, its existing and prior uses, aerial maps and records of government agencies for the purpose of determining the likelihood of environmental contamination.  A Phase I assessment includes only non-invasive testing.  It is possible that all environmental liabilities were not identified in the Phase I assessments we obtained or that a prior owner, operator or current occupant has created an environmental condition which we do not know about.  There can be no assurance that future law, ordinances or regulations will not impose material environmental liability on us or that the current environmental condition of our properties will not be affected by our tenants, or by the condition of land or operations in the vicinity of our properties such as the presence of underground storage tanks or groundwater contamination.

Acquisition Activity

At December 31, 2008, we owned twelve properties.  All of these properties are consolidated into our accompanying consolidated financials statements and included in the properties summary as provided under “Item 2 Properties” referenced below.

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

Available Information

Information about us is available on our website (http://www.crefunds.com).  We make available, free of charge, on our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC.  These materials are also available at no cost in print to any person who requests it by contacting our Investor Services Department at 1920 Main Street, Suite 400, Irvine, California 92614; telephone (877) 805-3333.  Our filings with the SEC are available to the public over the Internet at the SEC’s website at http://www.sec.gov.  You may read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Room 1580, Washington D.C.  Please call the SEC at (800) SEC-0330 for further information about the public reference rooms.

ITEM 1A.  RISK FACTORS

The risk factors described below are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

General

Recent disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments and our ongoing results of operations.

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

The occurrence of these events could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts we paid for the investments; and

•	revenues from our properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible receivables;

•	our capital expenditures may increase due to releasing costs and commissions;

•	we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms.

These factors could impair our ability to make distributions to stockholders and decrease the value of investments in us.

Our limited operating history makes it difficult for you to evaluate us.

We have a limited operating history. As a consequence, our past performance and the past performance of other real estate investment programs sponsored by affiliates of our advisor may not be indicative of the performance we will achieve. We were formed on October 22, 2004 in order to invest primarily in investment real estate. We have acquired twelve properties as of the date of this report and generated limited income, cash flow, funds from operations or funds from which to make distributions to our stockholders.

Because there is no public trading market for our stock it will be difficult for stockholders to sell their stock. If stockholders do sell their stock, they will likely sell it at a substantial discount.

There is no current public market for our stock and there is no assurance that a public market will ever develop for our stock. Our charter contains restrictions on the ownership and transfer of our stock, and these restrictions may inhibit our stockholders’ ability to sell their stock. Our charter prevents any one person from owning more than 9.8% in number of shares or value, whichever is more restrictive, of the outstanding shares of any class or series of our stock unless exempted by our board of directors. Our charter also limits our stockholders ability to transfer their stock to prospective stockholders unless (i) they meet suitability standards regarding income or net worth, and (ii) the transfer complies with minimum purchase requirements. We have adopted a stock repurchase program, but it is limited in terms of the number of shares of stock which may be redeemed annually. Our board of directors may also limit, suspend or terminate our stock repurchase program at any time.

It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment is expected to be reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. If our offering expenses are higher than we anticipate, we will have a smaller amount available for investment. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, it is unlikely that our stockholders will be able to sell their stock, whether pursuant to our stock repurchase program or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their stock will ever appreciate in value to equal the price they paid for their stock. It is also likely that their stock would not be accepted as the primary collateral for a loan.  Stockholders should consider their stock as an illiquid investment, and they must be prepared to hold their stock for an indefinite period of time.

Competition with third parties for properties and other investments may result in our paying higher prices for properties which could reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, banks, insurance companies, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Some of these investors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and increased prices. If competitive pressures cause us to pay higher prices for properties, our ultimate profitability may be reduced and the value of our properties may not appreciate or may decrease significantly below the amount paid for such properties. At the time we elect to dispose of one or more of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return. This may cause our stockholders to experience a lower return on their investment.

If we are unable to find or experience delays in finding suitable investments, we may need to reduce or suspend distributions to our stockholders.

Our ability to achieve our investment objectives and to make distributions depends upon the performance of our advisor in the acquisition and operation of our investments and upon the performance of property managers and leasing agents in the management of our properties and identification of prospective tenants. We may be delayed in making investments in properties due to delays in the sale of our stock, delays in negotiating or obtaining the necessary purchase documentation for properties, delays in locating suitable investments or other factors. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms or that our investment objectives will be achieved. We may also make other real estate investments such as investments in publicly traded REITs, mortgage funds and other entities which make real estate investments. Until we make real estate investments, we will hold the proceeds from our public offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade securities. We expect the rates of return on these short-term investments to be substantially less than the returns we make on real estate investments. If we are unable to invest the proceeds from our offerings in properties or other real estate investments for an extended period of time, distributions to our stockholders may be suspended and may be lower and the value of their investment could be reduced.

If we do not raise substantial funds in our public offerings, we will be limited in the number and type of investments we may make, and our performance will fluctuate with the performance of the specific properties we acquire.

Our offerings are made on a “best efforts” basis and no individual, firm or corporation has agreed to purchase any of our stock.  The amount of proceeds we raise in our public offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio.  If we raise substantially less than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located.  In that case, the likelihood that any single property’s performance would materially reduce our overall profitability will increase.  We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment.  In addition, any inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our net income and the distributions we make to stockholders would be reduced.

We may not generate sufficient cash for distributions. The cash distributions our stockholders receive may be less frequent or lower in amount than expected.

If the rental revenues from the properties we own do not exceed our operational expenses, we may reduce or cease cash distributions until such time as we sell a property. We currently expect to make distributions to our stockholders monthly, but may make distributions quarterly or not at all. All expenses we incur in our operations, including payment of interest to temporarily finance properties acquisitions, are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot determine how long it may take to generate sufficient available cash flow to fund our distributions. We may borrow funds or make distributions from the proceeds of our offering to enable us to make distributions. With limited prior operations, we cannot predict the amount of distributions you may receive. We may be unable to pay or maintain cash distributions or increase distributions over time.

We have, and may in the future, pay distributions from sources other than cash provided from operations.

Until proceeds from this offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced.  From our inception through the year ended December 31, 2008 our cumulative funds from operations (FFO) amounted to a loss of approximately $0.3 million.  During that period we paid distributions to investors of approximately $10.2 million, of which approximately $6.0 million was reinvested pursuant to our distribution reinvestment plan and approximately $4.2 million was paid to investors in cash from our offering proceeds.

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

Our executive officers and one of our directors are also officers and director of our advisor, our dealer manager and other affiliated entities.  As a result, they owe fiduciary duties to these various entities and their stockholders and members, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders.  Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment, property management and leasing opportunities.  If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our board’s possible loyalties to existing advisor-sponsored programs (and possibly to future advisor-sponsored programs) could result in our board approving transactions that are not in our best interest and that reduce our net income and lower our distributions to stockholders.

One of our directors is also a director of our advisor which is an affiliate of the managing member of another affiliate-sponsored program.  The loyalties of those directors to the other affiliate-sponsored program may influence the judgment of our board when considering issues for us that may affect the other affiliate-sponsored program, such as the following:

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

If our advisor is unable to adequately fund our offering and organizational activities, we may sell fewer shares in our public offerings, we may be unable to acquire a diversified portfolio of properties, our operating expenses may be a larger percentage of our revenue and our net income may be lower.

Our advisor has limited capitalization, has incurred losses since its inception and is continuing to incur losses. Our advisor must raise funds through the sale of its own debt or equity securities, or obtain financial support from its affiliates or its managing member, to obtain the cash necessary to provide these advances. Our advisor’s managing member is also dependent on raising funds to provide financial support to our advisor. There can be no assurance as to the amount or timing of our advisor’s receipt of funds. If our advisor’s financial circumstances reduce the amount of funds available to us for offering and organizational activities, we may not be able to raise as much money in this offering. Cornerstone Industrial Properties, LLC, the managing member of our advisor, has limited capitalization, has incurred significant losses since its inception and is continuing to incur significant losses.

We are dependent on our affiliated dealer manager to raise funds in our offerings.  Events that prevent our dealer manager from serving in that capacity would jeopardize the success of our offerings and could reduce the value of your investment.

The success of our offerings depends to a large degree on the capital-raising efforts of our affiliated dealer manager.  If we were unable to raise significant public capital in our offerings, our general and administrative costs would be likely to continue to represent a larger portion of our revenues than would otherwise be the case, which would likely adversely affect the value of your investment.  In addition, lower offering proceeds would limit the diversification of our portfolio, which would cause the value of your investment to be more dependent on the performance of any one of our properties.  Therefore, the value of our stockholders’ investments in us could depend on the success of our offerings.

We believe that it could be difficult to secure the services of another dealer manager for a public offering of our shares should our affiliated dealer manager be unable to serve in that capacity.  Therefore, any event that hinders the ability of our dealer manager to conduct offerings on our behalf could adversely affect the value of our stockholders investments in us.  A number of outcomes, including the FINRA proceeding and risks discussed below, could impair our dealer manager’s ability to successfully serve in that capacity.

Our dealer manager has limited capital.  In order to conduct its operations, our dealer manager depends on transaction-based compensation that it earns in connection with offerings in which it participates.  If our dealer manager does not earn sufficient revenues from the offerings that it manages, it may not have sufficient resources to retain the personnel necessary to market and sell large amounts of shares on our behalf.  In addition, our dealer manager has also relied on equity investments from our affiliates in order to fund its operations, and our affiliates have relied on private offering proceeds in order to make such equity investments in our dealer manager.  Should our affiliates become unable or unwilling to make further equity investments in our dealer manager, our dealer manager’s operations and is ability to conduct a successful public offering for us could suffer.

Our dealer manager has been the subject of a non-public inquiry by FINRA focused on private placements conducted by our dealer manager during the period from January 1, 2004 through October 31, 2007.  FINRA recently informed our dealer manager that it has concluded its inquiry.  FINRA has verbally indicated its intention to allege that the dealer manager violated NASD conduct rules 2210 (Communications with the Public), 3010 (Supervision) and 2110 (Standards of Commercial Honor and Principles of Trade) (which is now FINRA rule 2010) and has proposed significant sanctions.  It does not, however, propose to seek to limit our dealer manager from continuing to conduct its business. Our dealer manager believes that it has complied within the conduct requirements of these rules and intends to challenge these findings under FINRA’s dispute resolution protocol before an independent hearing panel.  If the hearing panel finds against the dealer manager and imposes sanctions against our dealer manager, its business could be materially adversely impacted, which could impact our offering.

Our dealer manager operates in a highly regulated area and must comply with a complex scheme of federal and state securities laws and regulations as well as the rules imposed by FINRA.  In some cases, there may not be clear authority regarding the interpretation of regulations applicable to our dealer manager.  In such an environment, the risk of sanctions by regulatory authorities is heightened.  Although these risks are also shared by other dealer managers of public offerings, the risks may be greater for our dealer manager because of the limited financial resources of our dealer manager and its affiliates.  Limited financial resources may make it more difficult for our dealer manager to endure regulatory sanctions and to continue to serve effectively as the dealer manager of our offering.  If our dealer manager cannot effectively serve as the dealer manager of our offering, our offerings may be less successful and the value of investments in our shares may be adversely affected.

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

Our advisor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in the companies they sponsor.

Terry G. Roussel, our chief executive officer and an affiliate of our advisor, has invested $1,000 in 125 shares of our stock. As of the date of this prospectus, our advisor and its affiliates have only invested $200,000 in Cornerstone Operating Partnership, L.P. Without significant exposure for our advisor, our investors may be at a greater risk of loss because our advisor and its affiliates do not have as much to lose from a decrease in the value of our stock as do those sponsors who make more significant equity investments in the companies they sponsor.

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

Our company and the properties we expect to own are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety.  Federal laws such as the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act govern such matters as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals.  The properties we acquire will be subject to the Americans with Disabilities Act of 1990 which generally requires that certain types of buildings and services be made accessible and available to people with disabilities.  These laws may require us to make modifications to our properties.  Some of these laws and regulations impose joint and several liabilities on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.  Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures.  Future laws, ordinances or regulations may impose material environmental liability.  In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.
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

Our ability to sell our properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property.  In order to ensure that we avoid such characterization, we may be required to hold our properties for a minimum period of time, generally two years, and comply with certain other requirements in the Internal Revenue Code.

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

Risks Associated with Debt Financing

We expect to continue to use temporary acquisition financing to acquire properties and otherwise incur other indebtedness, which will increase our expenses and could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

We used temporary acquisition financing to acquire nine of the twelve properties we owned as of December 31, 2008. We may continue to use temporary acquisition financing to acquire additional properties.  This will enable us to acquire properties before we have raised offering proceeds for the entire purchase price.  We plan to use subsequently raised offering proceeds to pay off the temporary acquisition financing.

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

Liquidity in the global credit market has been significantly contracted by market disruptions, making it costly to obtain new debt financing, when debt financing is available at all. To the extent that market conditions prevent us from obtaining temporary acquisition financing on financially attractive terms, our ability to make suitable investments in commercial real estate could be delayed or limited.  If we are unable to invest the proceeds from this offering in suitable real estate investments for an extended period of time, distributions to our stockholders may be suspended and may be lower and the value of investments in our shares could be reduced.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt.  Loan documents we have entered into contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our advisor.  These or other limitations may limit our flexibility and prevent us from achieving our operating plans.

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

We have elected to be taxed as a REIT under the Internal Revenue Code.  A REIT generally is not taxed at the corporate level on income it currently distributes to its stockholders.  Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations.  The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT.  In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we were to fail to qualify as a REIT in any taxable year:

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

Even if we maintain our status as a REIT, we may be subject to federal and state income taxes in certain events, which would reduce our cash available for distribution to our stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

As of December 31, 2008, our portfolio consists of twelve properties which were approximately 92.4% leased.  The following table provides summary information regarding our properties.

Property	Location	Date Purchased	Square Footage	Purchase Price	Debt	December 31, 2008 % Leased
2111 South Industrial Park	North Tempe, AZ	June 1, 2006	26,800	$1,975,000	$—	73.1%
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—	100.0%
15172 Golden West Circle	Westminster, CA	December 1, 2006	102,200	11,200,000	2,824,000	100.0%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	4,701,000	100.0%
Mack Deer Valley	Phoenix, AZ	January 21, 2007	180,985	23,150,000	3,868,000	80.2%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	83.7%
Pinnacle Park Business Center	Phoenix, AZ	October 2, 2007	159,661	20,050,000	4,553,000	100.0%
Orlando Small Bay Portfolio
Carter	Winter Garden, FL	November 15, 2007	49,125			92.4%
Goldenrod	Orlando, FL	November 15, 2007	78,646			91.9%
Hanging Moss	Orlando, FL	November 15, 2007	94,200			83.7%
Monroe South	Sanford, FL	November 15, 2007	172,500			90.6%
			394,471	37,128,000	22,420,000	89.4%

Monroe North Commerce Center	Sanford, FL	April 17, 2008	181,348	14,275,000	7,260,000	100.0%

			1,232,839	$134,278,000	$45,626,000	92.4%

Historical Occupancy

The following table sets forth annualized occupancy rates for our material properties for the past five years (or such shorter period for which information is available):

	Annualized Percent Leased (%)
Property	2008	2007	2006		2005		2004

15172 Goldenwest Circle	100	100	100		100		100
20100 Western Avenue	100	95	100		100		100
Mack Deer Valley	80	99	44	(2)	—	(3)	—	(3)
Pinnacle Park Business Center	99	96	53	(2)	—	(3)	—	(3)
Orlando Small Bay Portfolio	94	97	—	(1)	—	(1)	—	(3)
Monroe North CommerCenter	100	98	—	(1)	—	(1)	—	(3)

(1)	Pre-acquisition leasing information not available.
(2)	These projects completed construction and were put in operation during third quarter of 2006. Accordingly, these numbers represent the leasing-up period for these projects.
(3)	Represents development and construction period.

Historical Annualized Average Rents

The following table sets forth average effective annualized rent per square foot for our material properties for the past five years (or such shorter period for which information is available):

	Average Effective Annualized Rent per Square Foot (4)
Property	2008	2007	2006		2005		2004

15172 Goldenwest Circle	$7.29	$7.56	$7.10		$6.68		$6.60
20100 Western Avenue	$11.41	$11.35	$11.26		$10.97		$10.56
Mack Deer Valley	$8.73	$7.75	$3.74	(2)	$—	(3)	$—	(3)
Pinnacle Park Business Center	$7.65	$8.24	$1.43	(2)	$—	(3)	$—	(3)
Orlando Small Bay Portfolio	$7.59	$7.35	$—	(1)	$—	(1)	$—	(3)
Monroe North CommerCenter	$5.83	$5.87	$—	(1)	$—	(1)	$—	(3)

(1)	Pre-acquisition leasing information not available.
(2)	These projects completed construction and were put in operation during third quarter of 2006. Accordingly, these numbers represent the leasing-up period for these projects.
(3)	Represents development and construction period.
(4)	Average effective annualized rent per square foot is calculated by dividing annual rental revenues by sum of quarterly occupied square footage.

Portfolio Lease Expirations
The following table sets forth lease expiration information for each of the ten years folloing December 31, 2008:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2009	33	257,305	$1,718,000	20.9%	19.6%
2010	38	149,348	1,214,000	12.1%	13.8%
2011	39	282,923	2,631,000	22.9%	30.0%
2012	9	190,671	1,452,000	15.5%	16.5%
2013	11	184,876	1,460,000	15.0%	16.6%
2014	4	19,412	174,000	1.6%	2.0%
2015	1	6,200	56,000	0.5%	0.6%
2016	2	9,364	79,000	0.8%	0.9%
2017	-	-	-	0.0%	0.0%
2018	-	-	-	-%	-%
	137	1,100,099	$8,784,000	89.3%	100.0%

ITEM 3.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may become subject to legal proceeding, claims, or disputes.  As of the date hereof, we are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the period covered by this report, there was no established public trading market for our shares of common stock.  In order for FINRA members to participate in the offering and sale of shares of common stock pursuant to our ongoing public offering, we are required to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  For these purposes, the deemed value of a share of our common stock is $8.00 per share as of December 31, 2008. The basis for this valuation is that the current public offering price of a share of our common stock is $8.00 per share (ignoring purchase price discounts for certain categories of purchasers).  However, this estimated value is likely to be higher than the price at which you could resell your shares because (1) our public offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares.  Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares as well as the recent reduction in the demand for real estate as a result of the recent credit market disruptions and economic slowdown.  We expect to continue to use the most recent public offering price for a share of our common stock as the estimated per share value reported in our annual reports on Form 10-K until 18 months have passed since the last sale of a share of common stock in a public offering, excluding public offerings conducted on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan, or the redemption of interests in our operating partnership.  After the 18-month period described above, we expect the estimated share values reported in our annual reports will be based on estimates of the values of our assets net of our liabilities.  We do not currently anticipate that our advisor will obtain new or updated appraisals for our properties in connection with such estimates, and accordingly, these estimated share values should not be viewed as estimates of the amount of net proceeds that would result from a sale of our properties at that time.  We expect that any estimates of the value of our properties will be performed by our advisor; however, our board of directors could direct our advisor to engage one or more third-party valuation firms in connection with such estimates.

Stock Repurchase Program

Our board of directors has adopted a stock repurchase program that enables our stockholders to sell their stock to us in limited circumstances.  Our board of directors may amend, suspend or terminate the program at any time upon thirty days prior notice to our stockholders.

As long as our common stock is not listed on a national securities exchange or the Nasdaq National Market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed.  At that time, we may, subject to the conditions and limitations described below, redeem the shares of stock presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption.  Currently, the amount that we may pay to redeem stock will be the redemption price set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 2	90% of your purchase price
2 or more but less than 3	95% of your purchase price
Less than 3 in the event of death	100% of your purchase price
3 or more but less than 5	100% of your purchase price
5 or more	Estimated liquidation value

We have no obligation to repurchase our stockholders’ stock. Our stock repurchase program has limitations and restrictions and may be cancelled. We intend to redeem shares using proceeds from our distribution reinvestment plan but we may use other available cash to repurchase the shares of a deceased shareholder. Our board of directors may modify our stock repurchase program so that we can also redeem stock using the proceeds from the sale of our properties or other sources. During this offering and until September 12, 2012, we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our distribution reinvestment plan or (ii) 5% of the number of shares outstanding at the end of the prior calendar year. After September 12, 2012, the number of shares that we redeem under the stock repurchase program is not expected to exceed 10% of the number of shares outstanding at the end of the previous year. In most instances, requests for redemption will be processed on a monthly basis. If we do not redeem all the shares presented, we will attempt to honor redemption requests in future months on a prorated basis. We reserve the right to amend or terminate our stock repurchase program upon thirty days prior written notice to our stockholders.

The estimated liquidation value for the repurchase of shares of stock held for 5 or more years will be determined by our advisor or another person selected for such purpose and will be approved by our board of directors. The stock repurchase price is subject to adjustment as determined from time to time by our board of directors. At no time will the stock repurchase price exceed the price at which we are offering our common stock for sale at the time of the repurchase.  We do not charge any fees for participating in our stock repurchase program, however the transfer agent we have appointed to administer the program may charge a transaction fee for processing a redemption request.

For the purpose of calculating the stock repurchase price for shares received as part of the special 10% stock distribution declared in July 2008, the purchase price of such shares will be deemed to be equal to the purchase price paid by the stockholder for shares held by the stockholder immediately prior to the special 10% stock distribution.  In the event that all of your shares of stock will be repurchased, shares purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of the board of directors.

During the twelve months ended December 31, 2008, we redeemed shares pursuant to our stock repurchase program follows (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (1)

January	12,500	$7.20	$2,050,000
February	12,484	$7.36	$2,275,000
March	2,016	$7.15	$2,573,000
April	396	$7.09	$2,856,000
May	14,616	$7.61	$3,031,000
June	31,607	$7.51	$3,219,000
July	56,504	$7.59	$3,357,000
August	22,569	$7.15	$4,013,000
September	6,600	$6.76	$4,584,000
October	5,299	$6.60	$5,048,000
November	21,992	$6.55	$5,421,000
December	11,525	$6.53	$5,959,000
	198,108

(1)
As long as our common stock is not listed on a national securities exchange or traded on an other-the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased.  Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years these shares were held.  During our offering until September 12, 2012 we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our distribution reinvestment plan or (ii) 5% of the number of shares outstanding at the end of the prior calendar year.  After September 12, 2012 the number of shares that we redeem under the stock repurchase program is not expected to exceed 10% of the number outstanding at the end of the prior year.

Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources.

Stockholders

As of March 6, 2009, we had approximately 21.2 million shares of common stock outstanding held by approximately 4,445 stockholders of record.

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

During the years ended December 31, 2008 and 2007, we paid distributions, including any distributions reinvested, aggregating approximately $6.8 million and $3.0 million, respectively to our stockholders.  The following table shows the distributions paid based on daily record dates for each day during the period from January 1, 2007 through December 31, 2008, aggregated by quarter as follows:

	Distribution Declared (1)
Period	Cash	Reinvested	Total	Funds from Operations
First quarter 2007	$223,000	$283,000	$506,000	$(274,000)
Second quarter 2007	322,000	422,000	744,000	(256,000)
Third quarter 2007	385,000	523,000	908,000	(1,000)
Fourth quarter 2007	423,000	615,000	1,038,000	(541,000)
	$1,353,000	$1,843,000	$3,196,000	$(1,072,000)

First quarter 2008	$486,000	$719,000	$1,205,000	236,000
Second quarter 2008	610,000	926,000	1,536,000	535,000
Third quarter 2008	831,000	1,298,000	2,129,000	882,000
Fourth quarter 2008	957,000	1,442,000	2,399,000	467,000
	$2,884,000	$4,385,000	$7,269,000	$2,120,000

(1)	100% of the distributions declared during 2007 and 2008 represented a return of capital for federal income tax purposes.

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

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders. Our calculation of FFO for each of the last four quarters is presented below:

	Three months ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008

Net loss	(488,000)	(66,000)	$(347,000)	$(554,000)

Real estate depreciation & amortization	955,000	948,000	882,000	790,000
Funds from operations (FFO)	$467,000	$882,000	$535,000	$236,000

Weighted average shares	19,721,231	17,677,146	13,829,889	11,535,060

FFO per weighted average shares	$0.02	$0.05	$0.04	$0.02

	Three months ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Net loss	(1,164,000)	(330,000)	$(581,000)	$(526,000)

Real estate depreciation & amortization	623,000	329,000	325,000	252,000
Funds from operations (FFO)	$(541,000)	$(1,000)	$(256,000)	$(274,000)

Weighted average shares	10,106,460	8,864,022	7,216,710	5,295,995

FFO per weighted average shares	$(0.05)	$(0.00)	$(0.04)	$(0.05)

Recent Sales of Unregistered Securities

On August 6, 2008, we granted our non-employee directors nonqualified stock options to purchase an aggregate of 20,000 shares of our common stock at an exercise price at $8.00 per share under our Employee and Director Incentive Stock Plan pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Use of Proceeds from Registered Securities

Our registration statement (SEC File No.  333-121238) for our initial public offering of up to 44,400,000 shares of our common stock at $8.00 per share and up to 11,000,000 additional shares at $7.60 per share pursuant to our distribution reinvestment plan was declared effective on September 22, 2005.  The aggregate offering amount of the shares registered for sale in our initial public offering, assuming the maximum number of shares is sold, is $438,800,000.  The offering commenced on January 6, 2006 and has not terminated.

As of December 31, 2008, we had sold approximately 18.4 million shares of common stock in our ongoing offering, raising gross offering proceeds of approximately $147.3 million.  In addition, we had issued approximately 0.8 million shares under our distribution reinvestment plan.   From this amount, we incurred approximately $14.5 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $2.9 million in acquisition fees payable to our advisor.  We used approximately $92.8 million of the net offering proceeds to acquire properties as of December 31, 2008.

Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2009 annual meeting of stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

The following should be read with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$165,104,000	$129,922,000	$50,012,000	$224,000	$1,000
Investments in real estate, net	$132,955,000	$120,994,000	$36,057,000	$-	$-
Notes payable	$45,626,000	$65,699,000	$20,180,000	$-	$-
Stockholders’ equity	$116,333,000	$60,248,000	$26,719,000	$(93,000)	$1,000

	Year Ended December 31,				October 22, 2007 ( date of inception) through
	2008	2007	2006	2005	December 31, 2004
Operating Data:
Revenues	$10,793,000	$5,865,000	$404,000	$-	$-
General and administrative expense	$1,421,000	$2,359,000	$1,294,000	$95,000	$-
Net loss	$(1,455,000)	$(2,601,000)	$(1,306,000)	$(94,000)	$-
Net loss per common share, basic and diluted (1)	$(0.10)	$(0.37)	$(1.44)	$(752.00)	$-
Distributions declared	$7,269,000	$3,196,000	$586,000	$-	$-
Distributions per common share (1)	$0.51	$0.45	$0.64	$-	$-
Weighted average number of shares outstanding (1):
Basic and diluted	14,241,215	7,070,155	909,860	125	125

Other Data:
Cash flows provided by (used in) operating activities	$2,541,000	$(1,156,000)	$(139,000)	$(84,000)	$-
Cash flows used in investing activities	$(11,973,000)	$(84,799,000)	$(37,447,000)	$-	$-
Cash flows provided by financing activities	$29,065,000	$81,562,000	$48,510,000	$200,000	$1,000

(1)
Net loss and distributions per share are based upon the weighted average number of shares of common stock outstanding. All per share computations have been adjusted to reflect the common stock dividends for all periods presented.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Form 10-K. See also the “Special Note about Forward-looking Statements” preceding Item 1 of this report.

Overview

We were incorporated on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate.  Prior to commencing our initial public offering on January 6, 2006, we had approximately $200,000 in assets and no real estate operations.  In February 2006, we received the minimum offering amount of $1.0 million and in June 2006, we began acquiring real estate assets.  As of December 31, 2008, we raised approximately $147.3 million of gross proceeds from the sale of 18.4 million shares of our common stock, and we acquired twelve real estate properties.

Our results of operations for the years ended December 31, 2008 and 2007 reflect growing operational revenues and expenses resulting from the acquisition of properties and interest expense resulting from the use of acquisition financing.

The global economic and financial crisis

The current extraordinary and unprecedented bank liquidity and credit market crisis has exacerbated an already weakened economic climate resulting in a deep U.S. and worldwide recession.  Continued concern about energy costs, inflation, cost and availability of credit, and increasing unemployment have resulted in an unprecedented lack of confidence by consumers and businesses.  It is expected that this poor economic climate will continue, during 2009, and possibly longer.

Commercial Properties: Because of reduced consumer spending resulting in lower profitability, many commercial tenants, are requesting rent reductions, or lower renewal option rents.  We expect to see an increase pressure on some of our smaller tenants, and if the recession is prolonged, some larger tenants as well, resulting in higher vacancies and uncollectible receivables.  We expect a longer lease up period and, generally, at lower rents that reflect current economic conditions.  We expect revenues at our properties to be flat or slightly lower during 2009 than during 2008.

Capital Expenditures:  We may limit capital expenditures during 2009 compared to prior years by focusing on those capital expenditures that preserve value. However, if we experience an increase in vacancies, we may incur costs to re-lease properties and pay leasing commissions.

Operating Cash Flow and Cash Distributions:  Our cash position remains strong. Despite the current economic crisis, we expect to have sufficient cash flow from operations to cover a majority of cash distribution and capital improvements in the next twelve months.

Results of Operations

Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of owning the asset acquired during 2008 for an entire year and as a result of anticipated future acquisitions of real estate assets.

As of December 31, 2008, we owned twelve properties.  These properties were acquired from June of 2006 through April 2008. During 2008, we owned eleven properties for a full year and one for eight and one-half months. During 2007, we owned four properties for a full year, and we acquired our first four properties in the second half of 2006.  Accordingly, the results of our operations for the years ended December 31, 2008, 2007 and 2006 are not directly comparable.

We have no paid employees and are externally advised and managed by Cornerstone Realty Advisors, LLC.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The increase in rental income and tenant reimbursements and other income as well as the increase in operating costs, asset management fees and depreciation and amortization are primarily due to acquisition of properties during 2007 which were owned for a full year in 2008 and from the acquisition of one additional property during 2008.

Rental revenue, tenant reimbursements and other income increased to approximately $10.6 million for the year ended December 31, 2008 from approximately $5.9 million for the year ended December 31, 2007

Interest income from a note receivable increased to approximately $0.2 million for the year ended December 31, 2008 from $0 for the year ended December 31, 2007, due to origination of note receivable to a real estate operating company in 2008.

Property operating and maintenance costs, which include bad debt expense, increased to approximately $3.1 million for the year ended December 31, 2008 from approximately $1.3 million for the year ended December 31, 2007.

Depreciation of real estate and amortization of lease costs increased to approximately $3.6 million for the year ended December 31, 2008 from approximately $1.5 million for the year ended December 31, 2007. The increases in depreciation and amortization resulted primarily from the acquisitions of properties in 2007 which were owned for a full year in 2008. In addition, amortization of intangible lease assets increased due to tenant departures before the end of their lease term.

General and administrative expenses decreased to approximately $1.4 million for the year ended December 31, 2008 from approximately $2.4 million for the year ended December 31, 2007. The 2007 expense included a charge of approximately $0.8 million related to an abandoned project.  Asset management fees increased to approximately $1.3 million for the year ended December 31, 2008 from approximately $0.7 million for the year ended December 31, 2007 as a result of property acquisitions in 2007 and 2008.

Interest income decreased to approximately $0.3 million for the year ended December 31, 2008 from approximately $0.6 million for the year ended December 31, 2007 primarily due to lower investment rates on short term investments in 2008 partially offset by higher average cash balances in 2008.

Interest expense is comparable for year ended December 31, 2008 and 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Rental income, tenant reimbursements and other income increased to approximately $5.9 million,for the year ended December 31, 2007 from approximately $0.4 million, for the year ended December 31, 2006.

Property operating and maintenance costs increased to approximately $1.3 million for the year ended December 31, 2007 from approximately $0.1 million for the year ended December 31, 2006.

Depreciation of real estate and amortization of lease costs increased to approximately $1.5 million for the year ended December 31, 2007 from approximately $0.1 million for the year ended December 31, 2006.

The increases in rental income and tenant reimbursements and other income as well as the increases in operating costs, asset management fees and depreciation and amortization are primarily due to the acquisition of properties during 2006 which were owned for a full year in 2007 and from the acquisition of additional properties during 2007.

General and administrative expenses and asset management fees increased to approximately $2.4 million and $0.7 million, respectively for the year ended December 31, 2007 from approximately $1.3 million and $38,000, respectively for the year ended December 31, 2006 as a result of costs incurred with respect to abandoned acquisitions costs of approximately $0.8 million and higher fees incurred to the advisor because we owned more properties in 2007 versus 2006.

Interest income increased to approximately $0.6 million for the year ended December 31, 2007 from approximately $0.2 million for the year ended December 31, 2006 primarily due to higher cash available for investment from the net proceeds of our public offering.

Interest expense increased to approximately $3.1 million for the year ended December 31, 2007 from approximately $0.4 million for the year ended December 31, 2006 primarily due to increased financing used to facilitate the acquisition of eight properties in 2007 versus two properties in the prior year which in turn was primarily the result of having greater amounts of cash available for investment from the net proceeds of our public offering.

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

As of December 31, 2008, a total of approximately 18.4 million shares of our common stock had been sold in our initial public offering for aggregate gross proceeds of approximately $147.3 million.  Because we did not raise the maximum offering proceeds of $355.2 million in our initial public offering prior to the previously scheduled September 21, 2007 offering termination date, we have extended the initial offering period. Under no circumstances will the initial offering period be extended beyond June 1, 2009.

On November 25, 2008 we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering.  We subsequently amended the registration statement on February 17, 2009.  Pursuant to the registration statement, as amended, we propose to register up to 56,250,000 shares of common stock in a primary offering for $8.00 per share, with discounts available to certain categories of purchasers. We will also register approximately 21,250,000 shares pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $7.60 per share or 95% of the fair market value of a share of our common stock.  We expect to commence our follow-on offering during the second quarter of 2009.  We intend to cease offering shares of common stock in our initial public offering upon the earlier of June 1, 2009 or the date the registration statement relating to our proposed follow-on offering is declared effective by the Securities and Exchange Commission.

As of December 31, 2008, we had approximately $26.3 million in cash and cash equivalents on hand and approximately $34.1 million available under our acquisition credit facility with HSH Nordbank.  We may use the available credit to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.   On March 26, 2008, we notified the lender of our intention of exercising the first of two one-year options to extend the loan maturity date.  On June 30, 2008, we satisfied conditions expressed by the lender and extended our loan maturity date to June 30, 2009.  The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement.  The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of December 31, 2008, we were in compliance with all these financial covenants.  We anticipate paying down the existing debt obligation with proceeds raised from our offering or we will exercise the second option to extend the credit agreement upon satisfaction of conditions as defined in the credit agreement.

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

Until proceeds from our offerings are invested and generating operating cash flow sufficient to fully fund distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.  For the twelve months ended December 31, 2008, distributions to stockholders were paid partially from funds from operations and the remainder were paid from proceeds of our offerings and general borrowings in anticipation of future cash flow.

As of December 31, 2008, our advisor had incurred $4.5 million of organization and offering costs on our behalf, including approximately $0.1 million of organizational costs that have been expensed and approximately $0.3 million related to the secondary offering.  Of this amount, we have reimbursed $4.5 million to our advisor.  At December 31, 2008, organization and offering costs incurred by and reimbursed to our advisor are approximately 3.5% of the gross proceeds of our primary offering.  In addition, our advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our initial public offering.

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

Election as a REIT

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for the year ended December 31, 2008.  Under the Internal Revenue Code of 1986, we are not subject to federal income tax on income that we distribute to our stockholders.  REITs are subject to numerous organizational and operational requirements in order to avoid taxation as a regular corporation, including a requirement that they generally distribute at least 90% of their annual taxable income to their stockholders.  If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify.  Our failure to qualify as a REIT could result in us having a significant liability for taxes.

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

We are entitled to prepay the obligations at any time without penalty.  The principal balance is due on June 30, 2009 with a one-year extensions at the option of the borrower. We intend to exercise the option by extending the Credit Agreement for one year with a due date through June 30, 2010.   The obligations under the Credit Agreement may be accelerated in the event of a default as defined in the Credit Agreement.  In connection with documentation and closing the Credit Agreement, we have paid fees and expenses totaling approximately $1.2 million.  As of December 31, 2008, the outstanding balance of borrowings under this credit facility was approximately $15.9 million.

On November 13, 2007, we entered into a loan agreement with Wachovia Bank in connection with the acquisition of Orlando Small Bay portfolio.  Pursuant to the terms of the loan agreement, we may borrow $22.4 million at an interest rate 140 basis points over 30-day LIBOR, secured by specified real estate properties.  The loan agreement has a maturity date of November 13, 2009, with a one-year extension at the option of the borrower.  The loan may be prepaid without penalty.   As of December 31, 2008, we have an outstanding balance of approximately $22.4 million under this loan agreement.

In connection with our acquisition of Monroe North CommerCenter, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”).  Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica mortgage loan.  The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum.  As of December 31, 2008, we have an outstanding balance of approximately $7.3 million under this loan agreement.

We expect to use net cash flows from operations and net proceeds from the sale of our common stock to repay our outstanding debts.

Contractual Obligations

The following table reflects our contractual obligations as December 31, 2008, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes Payable (1)	$45,626,000	$38,548,000	$397,000	$447,000	$6,234,000
Interest Expense related to long term debt (2)	$2,867,000	$962,000	$812,000	$762,000	$331,000
Note Receivable (3)	$1,100,000	$1,100,000	$-	$-	$-

(1)  This represents the sum of credit agreement with HSH Nordbank, AG, Wachovia Bank National Association and Transamerica Life Insurance Company.

(2)  Interest expenses related to the credit agreement with HSH Nordbank, AG and loan agreement with Wachovia Bank National Association are calculated based on the loan balances outstanding at December 31, 2008, one month LIBOR at December 31, 2008 plus appropriate margin ranging from 1.15% and 1.40%. Interest expenses related to loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum.

(3)  We have committed to fund $5.0 million to entities that are parties to an alliance with the managing member of our advisor.  As of December 31, 2008, we have funded approximately $3.9 million of this amount.

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

Subsequent Events

Mortgage investment and loan commitment

On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that is a wholly-owned subsidiary of Cornerstone Growth & Income REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor. All of our officers are also officers of Cornerstone Growth & Income REIT and one of our directors is also a director of Cornerstone Growth & Income REIT.  The terms of the acquisition bridge loan and note receivable commitment were approved by our independent board of directors, including a majority of our independent directors, not otherwise interested in the transaction, as being (i) consistent with our charter imposed limitations on mortgage loans involving affiliates of our sponsor and (ii) fair, competitive and commercially reasonable and on terms no less favorable to us than loans between unaffiliated parties under the same circumstances.  We received a loan origination fee of 0.75% at loan closing.

On January 22, 2009, our board of directors increased our commitment to loan funds to two real estate operating companies that are parties to an alliance agreement with the managing member of our advisor to $10.0 million from $5.0 million.

Sale of Shares of Common Stock

From January 1, 2009 through March 6, 2009, we raised approximately $6.3 million through the issuance of approximately 0.8 million shares of our common stock under our Offering.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to real estate purchase price allocation, evaluation of possible impairment of real property assets, revenue recognition and valuation of receivables, income taxes, notes receivable and uncertain tax positions.  These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances.  Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Real Estate Purchase Price Allocation

We account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (“FAS 141”), as amended by SFAS No 141 (R), “Business Combinations”.  Please see Recently Issued Accounting Pronouncements on the following page.  The results of operations of acquired properties are included in our Consolidated Statements of Operation after the date of acquisition.  Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, site improvements, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  The value of the building is depreciated over an estimated useful life of 39 years.  The value of site improvements is depreciated over an estimated useful life of 15-20 years.  The value of tenants improvements is depreciated generally the shorter of lease term or useful life.

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

Income Taxes

We have elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2007.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that it distributes to its stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT, beginning with our taxable year ending December 31, 2007, and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT in subsequent tax years for federal income tax purposes.   All distributions made during 2007 and 2008 constituted a return of capital.

Notes Receivable

Notes receivable are stated as the unpaid principal balance net of any allowance for potential losses.  We review the need for an allowance for losses based on a specific review of each note pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  In establishing an allowance, we consider the payment and extension history and credit worthiness of the borrowers.  These judgments are highly subjective and may change materially within a year and quarter to quarter based upon evolving events.  Our notes receivable were issued to parties to an alliance with the managing member of our advisor.  As of December 31, 2008, advances to the borrowing entities were approximately $3.9 million.

Uncertain Tax Positions

In accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that the Company’s adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders. Since this dividends-paid deduction has historically exceeded our taxable income, we have historically had significant return of capital to our stockholders. In order for us to be required to record any unrecognized tax benefits or additional tax liabilities in accordance with FIN 48, any adjustment for potential uncertain tax positions would need to exceed the return of capital.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, with limited exceptions.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  The adoption of this standard is expected to have an impact on the accounting for certain costs related to our future acquisitions.

In December 2007, FASB issued Statements No. 160, “Non-controlling Interests in Consolidated Financial Statements,” an amendment to Accounting Research Board No. 51 (“SFAS 160”).  SFAS 160 objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of non-controlling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and non-controlling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and non-controlling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively.  We are currently evaluating the provisions for SFAS 160 to determine the potential impact, if any, the adoption will have on our consolidated financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments.  We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by its nature, are subject to interest rate fluctuations.  However, we believe that the primary market risk to which we will be exposed is interest rate risk relating to our credit facilities.

Our credit facility with HSH Nordbank AG, permits us to borrow up to $50,000,000 secured by real property at a borrowing rate based on LIBOR plus a margin ranging from 1.15% to 1.35% and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the obligations at any time without penalty.  The principal balance is due on June 30, 2009.  We have a one time option to extend the maturity date by one year to June 30, 2010.   As of December 31, 2008, we have an outstanding balance of approximately $15.9 million outstanding on this credit facility.

Our loan agreement entered with Wachovia Bank, National Association permits us to $22.4 million at an interest rate 140 basis points over 30-day LIBOR, secured by specified real estate properties.  The loan agreement has a maturity date of November 13, 2009, and may be extended for one year at the borrower’s option.  The loan may be prepaid without penalty.   As of December 31, 2008, we have an outstanding balance of approximately $22.4 million payable under this facility.

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

As of December 31, 2008, we had borrowed approximately $38.3 million under our variable rate credit facility and loan agreement.    An increase in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders.  Based on the debt outstanding as of December 31, 2008, a 1% change in interest rates would result in a change in interest expense of approximately $383,000 per year.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the credit worthiness of tenants.  All of these factors may also affect our ability to refinance our debt if necessary.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2009.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2009.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2009.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2009.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2009.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Financial Statements

(2) Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Schedule III - Real Estate and Accumulated Depreciation

(3) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cornerstone Core Properties REIT, Inc.

We have audited the accompanying consolidated balance sheets of Cornerstone Core Properties REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008, 2007 and 2006.  Our audit also included the financial statement schedules listed in the index at item 15.  These financial statements and the financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cornerstone Core Properties REIT, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 13, 2009

CORNERSTONE CORE PROPERTIES REIT, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	December 31,
	2008	2007
ASSETS

Cash and cash equivalents	$26,281,000	$6,648,000
Investments in real estate
Land	39,138,000	36,762,000
Buildings and improvements, net	92,327,000	81,441,000
Intangible lease assets, net	1,490,000	2,791,000
	132,955,000	120,994,000
Notes receivable	3,875,000	—
Deferred costs and deposits	351,000	633,000
Deferred financing costs, net	211,000	412,000
Tenant and other receivables, net	802,000	540,000
Other assets, net	629,000	695,000
Total assets	$165,104,000	$129,922,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable	$45,626,000	$65,699,000
Accounts payable and accrued liabilities	683,000	1,188,000
Payable to related parties	122,000	899,000
Prepaid rent and security deposits	969,000	766,000
Intangible lease liabilities, net	393,000	446,000
Distributions payable	827,000	367,000
Total liabilities	48,620,000	69,365,000

Minority interest	151,000	309,000

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 20,570,120 and 9,908,551 shares issued and outstanding at December 31, 2008 and 2007, respectively	21,000	10,000
Additional paid-in capital	121,768,000	64,239,000
Accumulated deficit	(5,456,000)	(4,001,000)
Total stockholders’ equity	116,333,000	60,248,000
Total liabilities, minority interest and stockholders’ equity	$165,104,000	$129,922,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008, 2007 and 2006

	Year ended December 31,
	2008	2007	2006
Revenues:
Rental revenues	$8,376,000	$4,723,000	$359,000
Tenant reimbursements & other income	2,243,000	1,142,000	45,000
Interest income from notes receivable	174,000	—	—
	10,793,000	5,865,000	404,000
Expenses:
Property operating and maintenance	3,111,000	1,332,000	102,000
General and administrative	1,421,000	2,359,000	1,294,000
Asset management fees	1,328,000	707,000	38,000
Depreciation and amortization	3,575,000	1,529,000	99,000
	9,435,000	5,927,000	1,533,000

Operating income (loss)	1,358,000	(62,000)	(1,129,000)

Interest income	250,000	605,000	203,000
Interest expense	(3,060,000)	(3,147,000)	(391,000)
Loss before minority interest	(1,452,000)	(2,604,000)	(1,317,000)

Minority interest	3,000	(3,000)	(11,000)
Net loss	$(1,455,000)	$(2,601,000)	$(1,306,000)

Net loss per share - basic and diluted	$(0.10)	$(0.37)	$(1.44)
Weighted average number of common shares	14,241,215	7,070,155	909,860

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2008, 2007 and 2006

	Preferred Stock		Common Stock
	Number of Shares	Preferred Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE — December 31, 2005	—	$—	125	$—	$1,000	$(94,000)	$(93,000)

Issuance of common stock	—	—	4,328,061	4,000	34,609,000	—	34,613,000
Stock-based compensation expense	—	—	—	—	2,000	—	2,000
Offering costs	—	—	—	—	(5,911,000)	—	(5,911,000)
Distributions declared	—	—	—	—	(586,000)	—	(586,000)
Net loss	—	—	—	—	—	(1,306,000)	(1,306,000)

BALANCE — December 31, 2006	—	—	4,328,186	4,000	28,115,000	(1,400,000)	26,719,000

Issuance of common stock	—	—	5,637,800	6,000	45,008,000	—	45,014,000
Redeemed shares	—	—	(57,435)	—	(417,000)	—	(417,000)
Offering costs	—	—	—	—	(5,271,000)	—	(5,271,000)
Distributions declared	—	—	—	—	(3,196,000)	—	(3,196,000)
Net loss	—	—	—	—	—	(2,601,000)	(2,601,000)

BALANCE — December 31, 2007	—	—	9,908,551	10,000	64,239,000	(4,001,000)	60,248,000

Issuance of common stock	—	—	9,264,536	10,000	73,891,000	—	73,901,000
Redeemed shares	—	—	(198,108)	—	(1,437,000)	—	(1,437,000)
Special stock dividend	—	—	1,595,141	1,000	(1,000)	—	—
Offering costs	—	—	—	—	(7,655,000)	—	(7,655,000)
Distributions declared	—	—	—	—	(7,269,000)	—	(7,269,000)
Net loss	—	—	—	—	—	(1,455,000)	(1,455,000)

BALANCE – December 31, 2008	—	$—	20,570,120	$21,000	$121,768,000	$(5,456,000)	$116,333,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(1,455,000)	$(2,601,000)	$(1,306,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	435,000	505,000	238,000
Depreciation and amortization	3,575,000	1,529,000	99,000
Straight line rents and amortization of acquired above/below market lease intangibles	326,000	(41,000)	(5,000)
Stock-based compensation expense	—	—	2,000
Provisions for bad debt	323,000	—	—
Minority interest	3,000	(3,000)	(11,000)
Change in operating assets and liabilities:
Tenant and other receivables	(255,000)	(299,000)	(73,000)
Other assets	(36,000)	(443,000)	(101,000)
Payable to related parties	6,000	(532,000)	621,000
Accounts payable, accrued expenses and other	(381,000)	729,000	397,000
Net cash provided by (used in) operating activities	2,541,000	(1,156,000)	(139,000)

Cash flows from investing activities:
Real estate acquisitions	(8,192,000)	(84,513,000)	(36,112,000)
Additions to real estate	(56,000)	(36,000)	(85,000)
Notes receivable	(3,875,000)	—	—
Escrow deposits	150,000	(250,000)	(1,250,000)
Net cash used in investing activities	(11,973,000)	(84,799,000)	(37,447,000)

Cash flows from financing activities
Issuance of common stock	69,791,000	43,309,000	34,391,000
Redeemed shares	(1,437,000)	(417,000)	—
Minority interest contributions		145,000	—
Proceeds from notes payable	—	49,809,000	20,180,000
Repayment of notes payable	(27,448,000)	(4,161,000)	—
Other receivables	—	211,000	(341,000)
Offering costs	(8,462,000)	(5,828,000)	(4,567,000)
Deferred offering costs	(285,000)	—	—
Distributions paid to stockholders	(2,699,000)	(1,272,000)	(219,000)
Distributions paid to minority interest	(161,000)	(14,000)	—
Deferred financing costs	(234,000)	(220,000)	(934,000)
Net cash provided by financing activities	29,065,000	81,562,000	48,510,000

Net increase (decrease) in cash and cash equivalents	19,633,000	(4,393,000)	10,924,000
Cash and cash equivalents - beginning of period	6,648,000	11,041,000	117,000
Cash and cash equivalents - end of period	$26,281,000	$6,648,000	$11,041,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,904,000	$2,215,000	$117,000
Supplemental disclosure of noncash activities:
Distributions declared not paid	$827,000	$364,000	$137,000
Distributions reinvested	$4,110,000	$1,703,000	$219,000
Offering costs payables to related parties	$39,000	$854,000	$1,344,000
Accrued distribution to minority interest	$—	$3,000	$8,000
Accrued additions to real estate	$—	$25,000	$—
Receivable from seller	$—	$96,000	$—
Assumption of loan in connection with property acquisition	$7,375,000	$—	$—
Security deposits and other liabilities assumed upon acquisition of real estate	$127,000	$503,000	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

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

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At December 31, 2008, we owned a 99.87% general partner interest in the Operating Partnership while the advisor owned a 0.13% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements.   All intercompany accounts and transactions have been eliminated in consolidation.

2.	Public Offerings

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

Our dealer manager has been the subject of a non-public inquiry by FINRA focused on private placements conducted by our dealer manager during the period from January 1, 2004 through October 31, 2007.  FINRA recently informed our dealer manager that it has concluded its inquiry.  FINRA has verbally indicated its intention to allege that the dealer manager violated NASD conduct rules 2210 (Communications with the Public), 3010 (Supervision) and 2110 (Standards of Commercial Honor and Principles of Trade) (which is now FINRA rule 2010) and has proposed significant sanctions.  It does not, however, propose to seek to limit our dealer manager from continuing to conduct its business. Our dealer manager believes that it has complied within the conduct requirements of these rules and intends to challenge these findings under FINRA’s dispute resolution protocol before an independent hearing panel.  If the hearing panel finds against the dealer manager and imposes sanctions against our dealer manager, its business could be materially adversely impacted, which could impact our offering.

We intend to invest the net proceeds from the initial public offering primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  As of December 31, 2008, a total of 18.4 million shares of our common stock had been sold for aggregate gross proceeds of $147.3 million.

On November 25, 2008 we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering.  We subsequently amended the registration statement on February 17, 2009.  Pursuant to the  registration statement, as amended, we propose to register up to 56,250,000 shares of common stock in a primary offering for $8.00 per share, with discounts available to certain categories of purchasers. We will also register approximately 21,250,000 shares pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $7.60 per share or 95% of the fair market value of a share of our common stock.  We expect to commence our follow-on offering during the second quarter of 2009.  We intend to cease offering shares of common stock in our initial public offering upon the earlier of June 1, 2009 or the date the registration statement relating to our proposed follow-on offering is declared effective by the Securities and Exchange Commission.

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

Real Estate Purchase Price Allocation

We account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No.  141, “Business Combinations” (“FAS 141”), as amended by SFAS No 141 (R), “Business Combinations”.  Please see Recently Issued Accounting Pronouncements below.   The results of operations of acquired properties are included in our Consolidated Statements of Operation after the date of acquisition.  Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, site improvements, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  The value of the building is depreciated over an estimated useful life of 39 years.  The value of site improvements is depreciated over an estimated useful life of 15-20 years.  The value of tenants improvements is depreciated generally the shorter of lease term or useful life.

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

The estimated useful lives for lease intangibles range from 1 month to 10 years.  The weighted-average amortization period for in-place lease, acquired above market leases and acquired below market leases are 4.1 years, 4.7 years and 3.5 years, respectively.

Amortization associated with the lease intangible assets and liabilities for the years ended December 31, 2008, 2007 and 2006 were $1,308,000, $434,000 and $28,000, respectively.

Anticipated amortization for each of the five following years ended December 31 is as follows:

Lease Intangibles
2009	$413,000
2010	$356,000
2011	$192,000
2012	$68,000
2013	$42,000

As of December 31, 2008, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	Site Improvements	In-Place Lease	Acquired Above Market Leases	Acquired Below Market Leases
Cost	$86,071,000	$10,360,000	$2,009,000	$1,692,000	$(834,000)
Accumulated depreciation and amortization	(3,361,000)	(743,000)	(979,000)	(1,232,000)	441,000
Net	$82,710,000	$9,617,000	$1,030,000	$460,000	$(393,000)

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

Depreciation expense associated with buildings and improvements and site improvements the years ended December 31, 2008, 2007 and 2006 were $2,830,000, $1,197,000 and $76,000, respectively.

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

Projections of expected future cash flows require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment.   The use of certain assumptions in the future cash flows analysis would result in an incorrect assessment of the property’s future cash flows and fair value and could result in the overstatement of the carrying value of our real estate assets and net income if those assumptions ultimately prove to be incorrect.  For the years ended December 31, 2008, 2007 and 2006, we did not record an impairment charge.

Notes Receivable

Notes receivable are stated as the unpaid principal balance net of any allowance for potential losses.  We review the need for an allowance for losses based on a specific review of each note pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  In establishing an allowance, we consider the payment and extension history and credit worthiness of the borrowers.  These judgments are highly subjective and may change materially within a year and quarter to quarter based upon evolving events.  Our notes receivable were issued to parties to an alliance with the managing member of our advisor.  As of December 31, 2008, advances to the borrowing entities were approximately $3.9 million.

Uncertain Tax Positions

In accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that the Company’s adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders. Since this dividends-paid deduction has historically exceeded our taxable income, we have historically had significant return of capital to our stockholders. In order for us to be required to record any unrecognized tax benefits or additional tax liabilities in accordance with FIN 48, any adjustment for potential uncertain tax positions would need to exceed the return of capital.

Tenant and Other Receivables, net

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible.  For the years ended December 31, 2008 and 2007, provisions for bad debts amounted to approximately $323,000 and $2,000, respectively, which are included in property operating and maintenance expenses in the accompanying consolidated statements of operations.  No bad debt expenses were recorded during the year ended December 31, 2006.

Other Assets

Other assets consist primarily of leasing commissions and prepaid insurance.  Additionally, other assets will be amortized to expense over their future service periods.  Balances without future economic benefit are expensed as they are identified.

Deferred Costs and Deposits

Included in deferred costs and deposits as of December 31, 2008 are deferred offering costs which consist of legal, accounting fees, and other administrative costs incurred through the balance sheet date that relate to a planned secondary offering of our shares.  These deferred offering costs will be charged to stockholders’ equity upon commencement of the secondary offering.

Deferred Financing Costs

Costs incurred in connection with debt financing are recorded as deferred financing costs. Deferred financing costs are amortized using the straight-line basis which approximate the effective interest rate method, over the contractual terms of the respective financings.

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

Organizational and Offering Costs

The advisor funds organization and offering costs related to the Primary Offering on our behalf.  We are required to reimburse the advisor for such organization and offering costs up to 3.5% of the cumulative capital raised in the Primary Offering.  Organization and offering costs include items such as legal and accounting fees, marketing, due diligence, promotional and printing costs and amounts to reimburse our advisor for all costs and expenses such as salaries and direct expenses of employees of our advisor and its affiliates in connection with registering and marketing our shares.  Primary offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

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

All distributions made during 2008, 2007 and 2006 constituted a return of capital.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments.  Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited.  Currently, the Federal Deposit Insurance Corporation, or FDIC, generally, only insures amounts up to $250,000 per depositor per insured bank, which is scheduled to be reduced to $100,000 after December 31, 2009.  As of December 31, 2008 we had cash accounts in excess of FDIC insured limits.

As of December 31, 2008, we owned three properties in the state of California, three properties in the state of Arizona and six properties in the state of Florida.  Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), on a prospective basis, as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 did not have a material impact on the our consolidated financial statements since we generally do not record our financial assets and liabilities in its consolidated financial statements at fair value.

Effective January 1, 2008, we also adopted, on a prospective basis, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements since we elected not to apply the fair value option for any of our eligible financial instruments or other items.

We generally determine or calculate the fair value of financial instruments using quoted market prices in active markets when such information is available or using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

We will adopt SFAS 157 to its non-financial assets and non-financial liabilities on January 1, 2009 in accordance with FSP FAS 157-2. Management believes the adoption of SFAS 157 to our non-financial assets and liabilities will not have a material impact to our consolidated financial statements.

The SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, payable to related parties, accounts payable and accrued expenses. We consider the carrying values of cash and cash equivalents, tenant and other receivables, payable to related parties, accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected payment. We also consider the carrying value of notes receivable to approximate fair value as the notes bear interest at rates approximating the current rates at which similar loans would be made.

The fair value of the notes payable is estimated using borrowing rates available to us for notes payable with similar terms and maturities. As of December 31, 2008 and 2007, the fair value of notes payable was $42,196,000 and $65,699,000, respectively, compared to the carrying value of $45,626,000 and $65,699,000, respectively.

Per Share Data

We report earnings per share pursuant to SFAS No. 128, “Earnings Per Share.”  Basic earnings per share attributable for all periods presented are computed by dividing the net loss by the weighted average number of shares outstanding during the period.  All per share computations have been adjusted to reflect the stock dividends.  Diluted earnings per share are computed based on the weighted average number of shares and all potentially dilutive securities, if any.

Net loss per share is calculated as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net loss	$(1,455,000)	$(2,601,000)	$(1,306,000)
Net loss per share — basic and diluted	$(0.10)	$(0.37)	$(1.44)
Weighted average number of shares outstanding — basic and diluted	14,241,215	7,070,155	909,860

We follow SFAS No. 123(R), "Share-Based Payment," to account for our stock compensation pursuant to our 2006 Employee and Director Incentive Stock Plan. See Note 7, Stockholders’ Equity.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”  (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, with limited exceptions.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  We expect the adoption of this standard will have an impact on the accounting for certain costs related to our future acquisitions.

In December 2007, FASB issued Statements No. 160, “Non-controlling Interests in Consolidated Financial Statements,” an amendment to Accounting Research Board No. 51 (“SFAS 160”).  SFAS 160 objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of non-controlling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and non-controlling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and non-controlling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively.  We are currently evaluating the provisions for SFAS 160 to determine the potential impact, if any, the adoption will have on our consolidated financial statements.

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

On April 17, 2008, we purchased an existing multi-tenant industrial property known as Monroe North CommerCenter for approximately $14.3 million funded with net proceeds raised from our ongoing public offering and the assumption of an existing mortgage loan in the amount approximately $7.4 million with Transamerica Life Insurance Company.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for properties owned as of December 31, 2008 are as follows:

Years ending December 31,
2009	$7,810,000
2010	7,095,000
2011	5,366,000
2012	2,970,000
2013	1,206,000
2014 and thereafter	935,000
$25,382,000

The schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements. Additionally, leases where the tenant can terminate the lease with short-term notice are not included. Industrial space in the properties is generally leased to tenants under lease terms that provide for the tenants to pay increases in operating expenses in excess of specified amounts.  The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

5.	Notes Receivable

In May 2008, we agreed to loan up to $5.0 million at a rate of 10% per year to two real estate operating companies.  The loans mature on May 19, 2013.  The borrowing entities are parties to an alliance with the managing member of our advisor.  As of December 31, 2008, advances to the borrowing entities were approximately $3.9 million.

6.	Payable to Related Parties

Payable to related parties at December 31, 2008 and December 31, 2007 consists of offering costs, acquisition fees, and expense reimbursement payable and sales commissions and dealer manager fees to the advisor and PCC.

7.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize 290,000,000 additional shares of common stock with a par value of $0.01 and 10,000,000 shares of preferred stock with a par value of $0.01.  As of December 31, 2008, we had cumulatively issued approximately 18.4 million shares of common stock for a total of approximately $147.3 million of gross proceeds.  As of December 31, 2007, we had issued approximately 9.7 million shares of common stock for a total of approximately $77.7 million of gross proceeds.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allow our stockholders to have distributions and other distributions otherwise distributable to them invested in additional shares of our common stock.   We have registered 11,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.   The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share.   As of December 31, 2008, approximately 794,000 shares had been issued under the distribution reinvestment plan.  As of December 31, 2007, approximately 253,000 shares had been issued under the distribution reinvestment plan.   We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to participants.

Special 10% Stock Distribution

Our board of directors authorized a special 10% stock distribution that was paid to the stockholders of record on the date that we raised the first $125.0 million in our initial public offering. We reached this threshold on July 23, 2008. The investors who purchased our stock on or before July 23, 2008 received one additional share of stock for every 10 shares of stock they owned as of that date. Due to this special 10% stock distribution on the first $125.0 million raised in our initial public offering, we have issued 1,595,141 shares for which we received no consideration.

For the purpose of calculating the stock repurchase price for shares received as part of the special 10% stock distribution declared in July 2008, the purchase price of such shares will be deemed to be equal to the purchase price paid by the stockholder for shares held by the stockholder immediately prior to the special 10% stock distribution.

Stock Repurchase Program

We have adopted a share redemption program for investors who have held their shares for at lease one year, unless the shares are being redeemed in connection with a stockholder’s death. Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years the shares were held.   Our board of directors may amend, suspend or terminate the program at anytime upon thirty (30) days prior notice to our stockholders.

During the year ended December 31, 2008 and 2007, we redeemed shares pursuant to our stock repurchase program follows (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (1)

January 2007	—	$—	$297,000
February 2007	—	$—	$382,000
March 2007	—	$—	$466,000
April 2007	2,500	$8.00	$559,000
May 2007	—	$—	$704,000
June 2007	—	$—	$849,000
July 2007	—	$—	$1,001,000
August 2007	12,500	$7.20	$1,079,000
September 2007	—	$—	$1,345,000
October 2007	7,255	$7.44	$1,471,000
November 2007	35,180	$7.19	$1,470,000
December 2007	—	$—	$1,925,000
	57,435

January 2008	12,500	$7.20	$2,050,000
February 2008	12,484	$7.36	$2,275,000
March 2008	2,016	$7.15	$2,573,000
April 2008	396	$7.09	$2,856,000
May 2008	14,616	$7.61	$3,031,000
June 2008	31,607	$7.51	$3,219,000
July 2008	56,504	$7.59	$3,357,000
August 2008	22,569	$7.15	$4,013,000
September 2008	6,600	$6.76	$4,584,000
October 2008	5,299	$6.60	$5,048,000
November 2008	21,992	$6.55	$5,421,000
December 2008	11,525	$6.53	$5,959,000
	198,108

(1)
As long as our common stock is not listed on a national securities exchange or traded on any over-the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased.  Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years the shares were held.  During our offering and until September 12, 2012, we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our distribution reinvestment plan or (ii) 5% of the number of shares outstanding at the end of the prior calendar year.  After September 12, 2012 the number of shares that we redeem under the stock repurchase program is not expected to exceed 10% of the number outstanding at the end of the prior year.

Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources.  We have no obligations to repurchase our stockholders' stock.

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

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  On August 6, 2008, August 8, 2007 and May 10, 2006, we granted our nonemployee directors nonqualified stock options to purchase an aggregate of 20,000, 20,000 and 40,000 shares of common stock, respectively, at an exercise price of $8.00 per share.  Of these options, 15,000 lapsed on November 8, 2008 due to the resignation of one director from the board of directors on August 6, 2008.

Outstanding stock options became immediately exercisable in full on the grant date, expire in ten years after the grant date, and have no intrinsic value as of December 31, 2008.  We did not incur any non-cash compensation expense for the years ended December 31, 2008 and 2007, respectively.  We amortized approximately $2,200 of non-cash compensation expense for year ended December 31, 2006.  No stock options were exercised or canceled during the twelve months ended December 31, 2008. We record compensation expense for non-employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.  These assumptions include the risk-free interest rate, the expected life of the options, the expected stock price volatility over the expected life of the options, and the expected distribution yield. Compensation expense for employee stock options is recognized ratably over the vesting term. The assumptions used to estimate the fair value of options granted on August 7, 2007 using the Black-Scholes option-pricing model were 5.5% distribution yield, a 4.86% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 5 years and a volatility rate of 1.02%. The assumptions used to estimate the fair value of options granted on August 6, 2008 using the Black-Scholes option-pricing model were 6.0% distribution yield, a 4.05% risk-free interest rate based on the 10-year U.S.Treasury Bond, an expected life of 5 years and a volatility rate of 1.03%.

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

Equity Compensation Plan Information

Our equity compensation plan information as of December 31, 2008 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	65,000	$8.00	See footnote	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	65,000	$8.00	See footnote	(1)

(1)
Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to ten percent (10%) of our outstanding common stock.  The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000.  As of December 31, 2008, there were approximately 20.6 million shares of our common stock issued and outstanding.

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the advisor on our behalf and will be reimbursed to the advisor from the proceeds of the Offering.   Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.   In no event will we have any obligation to reimburse the advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering.  As of December 31, 2008, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $4.5 million, including approximately $110,000 of organizational costs that have been expensed and approximately $304,000 related to the secondary offering, and approximately $4.1 million of offering costs which reduce net proceeds of our offering.  As of December 31, 2007, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.5 million, including approximately $110,000 of organizational costs that have been expensed and approximately $3.4 million of offering costs which reduce net proceeds of our offering.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the advisor acquisition fees in an amount equal to 2% of the gross proceeds of the Primary Offering.  We will pay the acquisition fees upon receipt of the gross proceeds from the Offering. However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the advisor for direct costs the advisor incurs and amounts the advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the years ended December 31, 2008, 2007 and 2006, the advisor earned approximately $1.4 million, $0.9 million and $0.7 million of acquisition fees, respectively.

Management Fees.  The advisory agreement requires us to pay the advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principals in the United States of America (GAAP).  In addition, we will reimburse the advisor for the direct costs and expenses incurred by the advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  For the years ended 2008, 2007 and 2006, the advisor earned approximately $1.3 million, $707,000 and $38,000, of asset management fees, respectively, which were expensed.

Operating Expenses. The advisory agreement provides for reimbursement of our advisor’s direct and indirect costs of providing administrative and management services to us.  For years ended December 31, 2008, 2007 and 2006, approximately $798,000, $517,000 and $529,000 of such costs, respectively, were reimbursed.  The advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The advisory agreement requires the advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) are in excess of 13.5% of gross proceeds from the Offering.  For the years ended December 31, 2008, 2007 and 2006, we incurred approximately $7.0 million, $4.3 million and $3.4 million, respectively, payable to PCC for dealer manager fees and sales commissions.  Much of this amount was reallowed by PCC to third party broker dealers. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying consolidated balance sheets.

9.	Notes Payable

On June 30, 2006, we entered into a credit agreement with HSH Nordbank AG, New York Branch, (“Credit Agreement”) for a temporary credit facility that we will use during the offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  As of December 31, 2008 and 2007, we had net borrowings of approximately $15.9 million and $43.3 million, respectively, under the Credit Agreement.

The Credit Agreement permits us to borrow up to $50,000,000 secured by real property at a borrowing rate based on LIBOR plus a margin ranging from 1.15% to 1.35% and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  LIBOR rates as of December 31, 2008 and 2007 were 0.44% and 4.60%, respectively.  Margin used as of December 31, 2008 and 2007 was 1.15%.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.  The principal balance is due on June 30, 2009 with a one-year extension at the option of the borrower.  The repayment of obligations under the Credit Agreement may be accelerated in the event of a default, as defined in the Credit Agreement.  The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of December 31, 2008, we were in compliance with all these financial covenants.  During years ended 2008, 2007 and 2006, we incurred approximately $1,393,000, $2,455,000 and $153,000, respectively, of interest expense related to the Credit Agreement.

On November 13, 2007, we entered into a loan agreement with Wachovia Bank, National Association to facilitate the acquisition of properties during our offering period.  Pursuant to the terms of the loan agreement, we may borrow $22.4 million at an interest rate of 140 basis points over 30-day LIBOR of 0.44% and 4.60% as of December 31, 2008 and 2007, respectively, secured by specified real estate properties.  The loan agreement has a maturity date of November 13, 2009, with a one year extension at the borrower’s option.  It may be prepaid without penalty.  The entire $22.4 million available under the terms of the Loan was used to finance an acquisition of properties that closed on November 15, 2007 and remained outstanding as of December 31, 2008 and 2007.  During 2008 and 2007, we incurred approximately $927,000 and $187,000, respectively, of interest expense related to the loan agreement.

In connection with our acquisition of Monroe North CommerCenter, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”).  Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica mortgage loan.  The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum.  As of December 31, 2008, we had net borrowings of approximately $7.3 million. During 2008, we incurred approximately $304,000 of interest expense related to the loan agreement.

The principal payments due on Monroe North CommerCenter mortgage loan as of December 31, 2008 for each of the next five years are as follows:

Year	Principal amount
2009	$182,000
2010	$193,000
2011	$204,000
2012	$217,000
2013	$230,000
2014 and thereafter	$6,234,000

In connection with our notes payable, we had incurred financing costs totaling approximately $1.4 million and $1.2 million, as of December 31, 2008 and December 31, 2007, respectively.  These financing costs have been capitalized and are being amortized over the life of the agreements.  During the years ended December 31, 2008, 2007 and 2006, approximately $435,000, $505,000 and $238,000, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.  Consistent with our borrowing policies, during our Primary Offering, we will borrow periodically to acquire properties and for working capital.  We will determine whether to use the proceeds of our offerings to repay amounts borrowed under the credit agreement and loan agreements depending on a number of factors, including the investments that are available to us for purchase at the time and the cost of the credit facility.  Following the closing of our offering and acquisition period, we will endeavor to repay all amounts owing under the credit agreement and loan agreements or that are secured by our properties and which have not previously been paid.  To the extent sufficient proceeds from our Offering are unavailable to repay the indebtedness secured by properties within a reasonable time following the closing of our Primary Offering as determined by our board of directors, we may sell properties or raise equity capital to repay the secured debt, so that we will own our properties with no permanent acquisition financing.

10.	Commitments and Contingencies

In May 2008, we committed $5.0 million to entities that are parties to an alliance agreement with the managing member of our advisor.  As of December 31, 2008, we had funded approximately $3.9 million.

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

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business.  In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position, results of operations, and cash  flows. We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against the Company which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

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

	Quarters Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Revenues	$2,345,000 (2)	$2,952,000	$2,931,000	$2,565,000
Expenses	2,298,000	2,443,000	2,465,000	2,229,000
Operating income	47,000	509,000	466,000	336,000
Net loss	$(488,000)	$(66,000)	$(347,000)	$(554,000)
Net loss per share — basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.05)

Weighted average shares (1)	19,721,231	17,677,146	13,829,889	11,535,060

	Quarters Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Revenues	$2,184,000	$1,376,000	$1,234,000	$1,071,000
Expenses	2,408,000 (3)	1,233,000	1,247,000	1,039,000
Operating (loss) income	(224,000)	143,000	(13,000)	32,000
Net loss	$(1,164,000)	$(330,000)	$(581,000)	$(526,000)
Net loss per share — basic and diluted	$(0.12)	$(0.04)	$(0.08)	$(0.10)

Weighted average shares (1)	10,106,460	8,864,022	7,216,710	5,295,995

(1)	All per share computations have been adjusted to reflect common stock dividends declared for all periods presented.

(2)	Revenue was negatively impacted by approximately $0.6 million of intangible asset write-offs during the three months ended December 31, 2008.

(3)	Included in expenses for the three months ended December 31, 2007 is appromatily $0.8 million of escrow deposit that have been written off during the quarter.

12.	Pro Forma Financial Information (Unaudited)

During the year ended December 31, 2008  we acquired one property, for a total investment of approximately $14.3 million, plus closing costs.  The following unaudited pro forma information for the years ended December 31, 2008 and 2007 has been prepared to reflect the incremental effect of the acquisitions as if such transactions had occurred on January 1, 2008 and 2007.  As this acquisition is assumed to have been made on January 1, 2008 and 2007, the shares raised during our offering needed to purchase the property are assumed to have been sold and outstanding as of January 1, 2008 and 2007 for purposes of calculating per share data.

	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenues	$11,219,000	$7,454,000
Depreciation and amortization	$3,745,000	$2,048,000
Net loss	$(1,458,000)	$(2,317,000)
Loss per share — basic and diluted	$(0.09)	$(0.03)

13.	Subsequent Events

Mortgage Investment and loan commitment

On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that is a wholly-owned subsidiary of Cornerstone Growth & Income REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor. All of our officers are also officers of Cornerstone Growth & Income REIT and one of our directors is also a director of Cornerstone Growth & Income REIT.  The terms of the acquisition bridge loan were approved by our independent directors, as being (i) consistent with our charter imposed limitations on mortgage loans involving affiliates of our sponsor and (ii) fair, competitive and commercially reasonable and on terms no less favorable to us than loans between unaffiliated parties under the same circumstances.  We received a loan origination fee of 0.75% at loan closing.

On January 22, 2009, our board of directors increased our commitment to loan funds to two real estate operating companies that are parties to an alliance agreement with the managing member of our advisor to $10.0 million from $5.0 million.

Sale of Shares of Common Stock

From January 1, 2009 through March 6, 2009, we raised approximately $6.3 million through the issuance of approximately 0.8 million shares of our common stock under our Offering.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARY

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2008

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2006:
Allowance for doubtful accounts	$-	$-	$-	$-
Year Ended December 31, 2007:
Allowance for doubtful accounts	$-	$-	$-	$-
Year Ended December 31, 2008:
Allowance for doubtful accounts	$-	$323,000	$(7,000)	$316,000

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

		Initial Cost		Costs Captialized	Gross Amount Invested						Life on which Depreciation in Latest Income
			Building &	Subsequent to		Building and		Accumulated	Date of	Date	Statement is
Description	Emcumbrance	Land	Improv.	Acquisition	Land	Improv.	Total	Depreciation	Construct	Acquired	Computed

2111 S. Industrial Park, Tempe, AZ	—	$589,000	$1,479,000	$35,000	$589,000	$1,514,000	$2,103,000	$106,000	1974	06/01/06	39 years

Shoemaker Industrial Building Santa Fe Spring, CA	—	952,000	1,521,000	6,000	952,000	1,527,000	2,479,000	99,000	2001	06/30/06	39 years

15172 Goldenwest CircleWestminister, CA	—	7,186,000	4,335,000	46,000	7,186,000	4,381,000	11,567,000	236,000	1968	12/01/06	39 years

20100 Western Avenue Torrance, CA	—	7,775,000	11,265,000	118,000	7,775,000	11,383,000	19,158,000	648,000	2001	12/01/06	39 years

Mack Deer Valley Phoenix, AZ	—	6,305,000	17,056,000	18,000	6,305,000	17,074,000	23,379,000	871,000	2005	01/21/07	39 years

Marathon Tampa Bay, FL	—	979,000	3,562,000	30,000	979,000	3,592,000	4,571,000	166,000	1989-1994	04/02/07	39 years

Pinnacle Peak Phoenix, AZ	—	6,766,000	13,301,000	—	6,766,000	13,301,000	20,067,000	465,000	2006	10/02/07	39 years

Orlando Small Bay Portfolio Orlando, FL	—	6,612,000	30,957,000	27,000	6,612,000	30,984,000	37,596,000	1,218,000	2002-2005	11/15/07	39 years

Monroe North CommerCenter Sanford, FL	—	1,974,000	12,675,000	—	1,974,000	12,675,000	14,649,000	295,000	2002-2005	04/17/08	39 years

Totals	—	$39,138,000	$96,151,000	$280,000	$39,138,000	$96,431,000	$135,569,000	$4,104,000

(a) The changes in total real estate for the years ended December 31, 2008, 2007 and 2006 are as follows.

	Cost	Accumulated Depreciation

Balance at December 31, 2005	$—	$—

2006 Acquisitions	34,717,000	76,000
2006 Additions	85,000	—

Balance at December 31, 2006	$34,802,000	$76,000

2007 Acquisitions	84,600,000	1,197,000
2007 Additions	74,000	—

Balance at December 31, 2007	$119,476,000	$1,273,000

2008 Acquisitions	15,972,000	2,831,000
2008 Additions	121,000	—

Balance at December 31, 2008	$135,569,000	$4,104,000

(b) For federal income tax purposes, the aggregate cost of our 12 properties is approximately $135.5 million.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ TERRY G. ROUSSEL
TERRY G. ROUSSEL
Chief Executive Officer, President and
Chairman of the Board of Directors

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2009.

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

10.13
Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and CP 215 Business Park, LLC dated March 16, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2007)

10.14
Purchase and Sale Agreement (Building M-1) by and between Cornerstone Operating Partnership, L.P. and CP 215 Business Park, LLC, a California limited Liability company, dated May 2, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report of Form 8-K filed on May 23, 2007).

10.15
Purchase and Sale Agreement (Buildings W-4, W-5 and W-6) by and between Cornerstone Operating Partnership, L.P. and CP 215 Business Park, LLC, a California limited Liability company, dated May 2, 2007 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report of Form 8-K filed on May 23, 2007).

10.16
Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and LaPour Deer Valley North, LLC, an Arizona limited liability company dated August 10, 2007 (incorporated by reference to Exhibit 99.1 to the Registrants Current Report on Form 8-K filed on September 14, 2007)

10.17
Agreement of Purchase and Sale between Cornerstone Operating Partnership and Small Bay Partners, LLC dated September 14, 2007 (incorporated by reference to Exhibit 99.1 to the Registrants Current Report on Form 8-K filed on November 21, 2007)

10.18
Second Amendment to Agreement of Purchase and Sale between Cornerstone Operating Partnership and Small Bay Partners, LLC dated October 24, 2007 (incorporated by reference to Exhibit 99.2 to the Registrants Current Report on Form 8-K filed on November 21, 2007)

10.19
Loan Agreement, dated November 13 2007, by and among COP-Monroe, LLC, COP-Carter, LLc, COP-Hanging Moss, LLC and COP-Goldenrod, LLC, as borrower, and Wachovia Bank, National Association, as Lender (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on November 21, 2007)

10.20
Purchase and Sale Agreement, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated November 29, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.21
First Amendment to Purchase and Sale Agreement, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated January 15, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 23, 2008)

Ex.	Description
10.22
Second Amendment to Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated January 28, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.23
Third Amendment to Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated February 20, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.24
Fourth Amendment to Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated April 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.25
Assumption and Amendment of Note, Mortgage and Other Loan Documents, by and between Cornerstone Operating Partnership, L.P. and TransAmerica Life Insurance Company, an Iowa corporation, dated April 17, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.26
Promissory Note made as of January 22, 2009 by CARUTH HAVEN, L.P., to and in favor of CORNERSTONE OPERATING PARTNERSHIP, LP. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2009)

10.27
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing made as of January 22, 2009, by CARUTH HAVEN, L.P., as grantor, for the benefit of Cornerstone Operating Partnership, LP,, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2009)

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