Form 10-Q
period 2009-03-31
Cornerstone Core Properties REIT, Inc.
filed 2009-05-14
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
☒  Yes      ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes      ☐  No

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
☐  Yes     ☒  No

As of April 30, 2009, we had approximately 21,959,330 shares issued and outstanding.

PART I - FINANCIAL INFORMATIONFORM 10-Q
Cornerstone Core Properties REIT, Inc.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$16,307,000	$26,281,000
Investments in real estate:
Land	39,138,000	39,138,000
Buildings and improvements, net	91,626,000	92,327,000
Intangible lease assets, net	1,259,000	1,490,000
	132,023,000	132,955,000
Note receivable	4,750,000	3,875,000
Note receivable from related party	14,000,000	—
Deferred costs and deposits	431,000	351,000
Deferred financing costs, net	146,000	211,000
Tenant and other receivables, net	849,000	802,000
Other assets, net	710,000	629,000
Total assets	$169,216,000	$165,104,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$45,582,000	$45,626,000
Accounts payable and accrued liabilities	1,045,000	683,000
Payable to related parties	25,000	122,000
Prepaid rent, security deposits and deferred revenue	1,021,000	969,000
Intangible lease liability, net	327,000	393,000
Distributions payable	869,000	827,000
Total liabilities	48,869,000	48,620,000

Commitments and contingencies (Note 12)

Equity:
Stockholders’ Equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 21,507,149 and 20,570,120 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	22,000	21,000
Additional paid-in capital	125,858,000	121,768,000
Accumulated deficit	(5,681,000)	(5,456,000)
Total stockholders’ equity	120,199,000	116,333,000
Noncontrolling interest	148,000	151,000
Total equity	120,347,000	116,484,000

Total liabilities and equity	$169,216,000	$165,104,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Rental revenues	$2,110,000	$2,065,000
Tenant reimbursements and other income	539,000	500,000
Interest income from notes receivable	297,000	—
	2,946,000	2,565,000
Expenses:
Property operating and maintenance	865,000	725,000
General and administrative	463,000	408,000
Asset management fees	375,000	306,000
Real estate acquisition costs	172,000	—
Depreciation and amortization	931,000	790,000
	2,806,000	2,229,000
Operating income	140,000	336,000

Other income (expense):
Interest income	2,000	55,000
Interest expense	(367,000)	(947,000)
Net loss	(225,000)	(556,000)
Less: Loss attributable to the noncontrolling interest	-	2,000
Net loss attributable to common stockholders	$(225,000)	$(554,000)

Net loss per share – basic and diluted	$(0.01)	$(0.05)

Weighted average number of common shares	20,931,999	11,535,060
Dividends declared, per common share	$0.12	$0.10

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2009 and March 31, 2008

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance - December 31, 2008	20,570,120	$21,000	$121,768,000	$(5,456,000)	$116,333,000	$151,000	$116,484,000
Issuance of common stock	1,268,280	1,000	10,070,000	—	10,071,000	—	10,071,000
Redeemed shares	(331,251)	—	(2,538,000)	—	(2,538,000)	—	(2,538,000)
Offering costs	—	—	(958,000)	—	(958,000)	—	(958,000)
Distributions	—	—	(2,484,000)	—	(2,484,000)	(3,000)	(2,487,000)
Net loss	—	—	—	(225,000)	(225,000)	—	(225,000)
Balance – March 31, 2009	21,507,149	$22,000	$125,858,000	$(5,681,000)	$120,199,000	$148,000	$120,347,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance - December 31, 2007	9,908,551	$10,000	$64,239,000	$(4,001,000)	$60,248,000	$309,000	$60,557,000
Issuance of common stock	1,708,138	2,000	13,631,000	—	13,633,000	—	13,633,000
Redeemed shares	(27,396)	—	(199,000)	—	(199,000)	—	(199,000)
Offering costs	—	—	(1,491,000)	—	(1,491,000)	—	(1,491,000)
Distributions	—	—	(1,204,000)	—	(1,204,000)	(3,000)	(1,207,000)
Net loss	—	—	—	(554,000)	(554,000)	(2,000)	(556,000)
Balance – March 31, 2008	11,589,293	$12,000	$74,976,000	$(4,555,000)	$70,433,000	$304,000	$70,737,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March,
	2009	2008
Cash flows from operating activities
Net loss	$(225,000)	$(556,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	64,000	166,000
Depreciation and amortization	931,000	790,000
Straight-line rents and amortization of acquired above (below) market leases	(44,000)	(58,000)
Provisions for bad debt	136,000	—
Change in operating assets and liabilities:
Tenant and other receivables	(129,000)	132,000
Other assets	83,000	(34,000)
Payable and accrued liabilities	362,000	(276,000)
Payable to related parties	(88,000)	89,000
Net cash provided by operating activities	1,090,000	253,000

Cash flows from investing activities
Real estate acquisition costs and deposits	(37,000)	(279,000)
Notes receivable	(14,875,000)	(375,000)
Net cash used in investing activities	(14,912,000)	(654,000)

Cash flows from financing activities
Issuance of common stock	8,488,000	12,971,000
Redeemed shares	(2,538,000)	(199,000)
Repayment of notes payable	(44,000)	(2,332,000)
Offering costs	(1,058,000)	(1,699,000)
Distributions paid to stockholders	(997,000)	(450,000)
Distributions paid to noncontrolling interest	(3,000)	(3,000)
Deferred financing costs	—	(5,000)
Net cash provided by financing activities	3,848,000	8,283,000
Net (decrease) increase in cash and cash equivalents	(9,974,000)	7,882,000
Cash and cash equivalents - beginning of period	26,281,000	6,648,000
Cash and cash equivalents - end of period	$16,307,000	$14,530,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$328,000	$968,000
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$869,000	$456,000
Distributions accrued to noncontrolling interest	$—	$1,000
Receivable from transfer agent	$138,000	$—
Distributions reinvested	$1,445,000	$662,000
Payable to related parties	$25,000	$235,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At March 31, 2009, we owned a 99.87% general partner interest in the Operating Partnership while the advisor owned a 0.13% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Our dealer manager has been the subject of a non-public inquiry by FINRA focused on private placements conducted by our dealer manager during the period from January 1, 2004 through October 31, 2007.  FINRA has informed our dealer manager that it has concluded its inquiry and has verbally indicated its intention to allege that the dealer manager violated NASD conduct rules 2210 (Communications with the Public), 3010 (Supervision) and 2110 (Standards of Commercial Honor and Principles of Trade) (which is now FINRA rule 2010) and has proposed significant sanctions.  It does not, however, propose to seek to limit our dealer manager from continuing to conduct its business. Our dealer manager believes that it has complied within the conduct requirements of these rules and intends to challenge these findings under FINRA’s dispute resolution protocol before an independent hearing panel.  If the hearing panel finds against the dealer manager and imposes sanctions against our dealer manager, its business could be materially adversely impacted, which could impact the offering.

We intend to invest the net proceeds from the Primary Offering primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  As of March 31, 2009, a total of 19.5 million shares of our common stock had been sold for aggregate gross proceeds of $156.0 million, excluding, approximately, 1.0 million shares that were reinvested pursuant to our distribution reinvestment plan and approximately 1.6 million shares issued in connection with the special 10% stock dividend, reduced by approximately 0.6 million shares pursuant to our stock repurchase program.

On November 25, 2008 we filed a registration statement on Form S-11 with the SEC to register a secondary public offering.  We subsequently amended the registration statement on February 17, 2009.  Pursuant to the registration statement, as amended, we propose to register up to 56,250,000 shares of common stock in a primary offering for $8.00 per share, with discounts available to certain categories of purchasers. We will also register approximately 21,250,000 shares pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $7.60 per share or 95% of the fair market value of a share of our common stock.  We expect to commence our secondary public offering during the second quarter of 2009.  We intend to cease offering shares of common stock in the Offering upon the earlier of June 1, 2009 or the date the registration statement relating to our proposed secondary offering is declared effective by the Securities and Exchange Commission (the “SEC”).

3.	Summary of Significant Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on various assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to "Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to the critical accounting policies previously disclosed in that report except as discussed below.

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC.  Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations.  Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2008 Annual Report on Form 10-K as filed with the SEC.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Adoption of Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  In addition, this standard requires acquisition costs to be expensed as incurred.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  We have adopted this standard on January 1, 2009 and as a result, $172,000 of real estate acquisition costs are included within expenses in our condensed consolidated statement of operations for the three months ended March 31, 2009.

On January 1, 2009, we adopted SFAS 160, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

SFAS 160 was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result of the adoption of SFAS 160, we reclassified $151,000 and $309,000 in noncontrolling interest to permanent equity on the consolidated balance sheets as of December 31, 2008 and 2007, respectively.  The impact of such adoption on net loss for the periods ended March 31, 2009 and 2008 was insignificant. In periods subsequent to the adoption of SFAS 160, we will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

SFAS 160 requires retrospective application of the presentation and disclosure requirements for all periods presented or to be incorporated by reference in any registration statements to be filed by the Company subsequent to the adoption of SFAS 160.  However, given that the amounts changed as a result of the retrospective application of SFAS 160 are insignificant, we will make such prior period adjustments in future filings.

In February 2008, FASB issued Financial Statement of Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date of Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities.

On January 1, 2009, we applied the provisions of SFAS 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.  The adoption of FAS 157 did not materially impact the fair values of nonfinancial assets and nonfinancial liabilities within the scope of this FSP.

Recently Issued Accounting Pronouncements

On April 9, 2009, the FASB issued three FSP’s to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP states a reporting entity shall evaluate circumstances to determine whether the transaction is orderly based on the weight of the evidence. Additional disclosures required by this FSP include the inputs and valuation techniques used to measure fair values and any changes in such.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” intends to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The FSP also requires increased and timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elects to early adopt one of the FSPs, the other two must also be adopted. The adoption of these FSPs are not expected to have a significant impact on our condensed consolidated financial statements.

On April 13, 2009, SEC Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 ("SAB 111"). SAB 111 amends and replaces SAB Topic 5M, "Miscellaneous Accounting - Other Than Temporary Impairment of Certain Investments in Equity Securities" to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. We are currently evaluating the impact, if any, that the adoption of SAB 111 will have on our results of operations, financial position, and cash flows.

4.	Investments in Real Estate

As of March 31, 2009, our portfolio consists of twelve properties which were approximately 86.0% leased.  The following table provides summary information regarding our properties.

Property	Location	Date Purchased	Square Footage	Purchase Price	Associated Debt	March 31, 2009 % Leased
2111 South Industrial Park	North Tempe, AZ	June 1, 2006	26,800	$1,975,000	$—	79.1%
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—	75.7%
15172 Goldenwest Circle	Westminster, CA	December 1, 2006	102,200	11,200,000	2,824,000	100.0%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	4,702,000	74.2%
Mack Deer Valley	Phoenix, AZ	January 21, 2007	180,985	23,150,000	3,868,000	80.2%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	81.2%
Pinnacle Park Business Center	Phoenix, AZ	October 2, 2007	159,661	20,050,000	4,553,000	100.0%
Orlando Small Bay Portfolio
Carter	Winter Garden, FL	November 15, 2007	49,125			80.9%
Goldenrod	Orlando, FL	November 15, 2007	78,646			72.5%
Hanging Moss	Orlando, FL	November 15, 2007	94,200			83.7%
Monroe South	Sanford, FL	November 15, 2007	172,500			87.7%
			394,471	37,128,000	22,420,000	82.9%

Monroe North CommerCenter	Sanford, FL	April 17, 2008	181,348	14,275,000	7,215,000	89.2%
			1,232,839	$134,278,000	$45,582,000	86.0%

As of March 31, 2009, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	Site Improvements	In-Place Leases	Acquired Above Market Leases	Acquired Below Market Leases
Cost	$86,108,000	$10,360,000	$2,009,000	$1,692,000	$(834,000)
Accumulated depreciation and amortization	(3,927,000)	(915,000)	(1,133,000)	(1,309,000)	507,000
Net	$82,181,000	$9,445,000	$876,000	$383,000	$(327,000)

As of December 31, 2008, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	Site Improvements	In-Place Leases	Acquired Above Market Leases	Acquired Below Market Leases
Cost	$86,071,000	$10,360,000	$2,009,000	$1,692,000	$(834,000)
Accumulated depreciation and amortization	(3,361,000)	(743,000)	(979,000)	(1,232,000)	441,000
Net	$82,710,000	$9,617,000	$1,030,000	$460,000	$(393,000)

Depreciation expense associated with buildings and improvements and site improvements for the three months ended March 31, 2009 and 2008 was approximately $738,000 and $622,000, respectively.

Amortization expense, net associated with the lease intangible assets and liabilities for the three months ended March 31, 2009 and March 31, 2008 was $166,000 and $176,000, respectively.  Estimated amortization expense, net for April 1, 2009 through December 31, 2009 and each of the four subsequent years is as follows:

Lease Intangibles Amortization
April 1, 2009 to December 31, 2009	$286,000
2010	$331,000
2011	$185,000
2012	$66,000
2013	$41,000

The estimated useful lives for lease intangibles range from approximately one month to nine years.  As of March 31, 2009, the weighted-average amortization period for in-place leases, acquired above market leases and acquired below market leases were 4.1 years, 4.7 years and 3.5 years, respectively.

5.	Allowance for Doubtful Accounts

Our allowance for doubtful accounts was approximately $453,000 and $316,000 as of March 31, 2009 and December 31, 2008, respectively.

6.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments.  Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited.  Currently, the Federal Deposit Insurance Corporation, or FDIC, generally insures amounts up to $250,000 per depositor per insured bank, which is scheduled to be reduced to $100,000 after December 31, 2009.  As of March 31, 2009, we had cash accounts in excess of FDIC insured limits.

As of March 31, 2009, we owned three properties in the state of California, three properties in the state of Arizona and six properties in the state of Florida.  Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.

7.	Notes Receivable

In May 2008, we committed to fund up to $5.0 million to Servant Healthcare Investments LLC and Servant Investments LLC (collectively “Servant”), two real estate operating companies that are parties to an alliance agreement with the managing member of the Advisor pursuant to which they are responsible for providing certain acquisition and asset management services for programs sponsored by the Advisor and its affiliates. Effective March 12, 2009, we increased the commitment to Servant to a total of $10.0 million. The unsecured loans bear interest at a rate of 10% per year and mature on May 19, 2013.  As of March 31, 2009 we have funded approximately $4.8 million under the loan agreements.

On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that is a wholly-owned subsidiary of Cornerstone Growth & Income REIT, Inc., a publicly offered, non-traded real estate investment trust (“REIT”) sponsored by affiliates of our sponsor.  The loan is secured by a property and will mature on January 21, 2010, with no option to extend and bears interest at a variable rate of 300 basis points over the prime rate for the term of the loan.  Caruth Haven, L.P. may repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty.  Monthly installments on the loan are interest-only and the entire principal amount is due on the maturity date, assuming no prior principal prepayment.  As of March 31, 2009, the outstanding balance on this acquisition bridge loan was $14.0 million.

8.	Payable to Related Parties

Payable to related parties at March 31, 2009 and December 31, 2008 consists of offering costs, acquisition fees, and expense reimbursement payable and sales commissions and dealer manager fees incurred to the advisor and PCC.

9.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  As of March 31, 2009, we have issued approximately 19.5 million shares of common stock for total gross proceeds of approximately $156.0 million.  As of December 31, 2008, we had issued approximately 18.4 million shares of common stock for a total of approximately $147.3 million of gross proceeds.

Distribution

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.  We have registered 11,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share.  As of March 31, 2009 and December 31, 2008, approximately 984,000 and 794,000 shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared during the three months ended March 31, 2009 and 2008:

	Distribution Declared
Period	Cash	Reinvested	Total

First quarter 2008 (1)	$486,000	$719,000	$1,205,000

First quarter 2009	$1,021,000	$1,463,000	$2,484,000

(1)
Distributions declared represented a return of capital for tax purposes.In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income.  Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds.  Until proceeds from our offering are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.

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

Special 10% Stock Distribution

Our board of directors authorized a special 10% stock distribution to be paid to the stockholders of record on the date that we raised the first $125.0 million in the Offering, which was achieved on July 23, 2008. All stockholders of record on July 23, 2008 received one additional share of stock for every 10 shares of stock they owned as of that date.  This special 10% stock distribution had the effect of lowering the effective purchase price per share paid by these investors by approximately 10%.  The price at which we will redeem stock pursuant to our stock repurchase program is based on the actual purchase price paid for shares and is not affected by the special 10% stock distribution.  We intend to treat these distributions as adjustments to the per share price for stock. All per share computations have been adjusted to reflect common stock dividends declared for all periods presented.

Share Repurchase Program

We have adopted a share repurchase program for investors who have held their shares for at lease one year, unless the shares are being redeemed in connection with a stockholder’s death.  Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years the shares were held.  Our board of directors may amend, suspend or terminate the program at any time on 30 days prior notice to stockholders. We have no obligation to repurchase our stockholders’ shares.  Until September 21, 2012 our stock repurchase program limits the number of shares of stock we can redeem (other than redemptions due to death of a stockholder) to those that we can purchase with net proceeds from the sale of stock under our distribution reinvestment plan in the prior calendar year. Until September 21, 2012 we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our distribution reinvestment plan in the prior calendar year or (ii) 5% of the number of shares outstanding at the end of the prior calendar year.

During the three months ended March 31, 2009, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January 2009	40,873	$6.77
February 2009	137,395	$7.51
March 2009	152,984	$7.61
	331,252

Period	Total Number of Shares Redeemed (1)	Average price Paid Per Share

January 2008	12,500	$7.20
February 2008	12,484	$7.36
March 2008	2,016	$7.15
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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R “Share-Based Payment”, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  On August 6, 2008 and August 8, 2007, we granted our non-employee directors nonqualified stock options to purchase an aggregate of 20,000 and 20,000 shares of common stock, respectively, at an exercise price of $8.00 per share.  Of these options, 15,000 lapsed on November 8, 2008 due to the resignation of one director from the board of directors on August 6, 2008.  Outstanding stock options became immediately exercisable in full on the grant date, expire in ten years after the grant date, and have no intrinsic value as of March 31, 2009.  For the three months ended March 31, 2009 and 2008, we did not incur any non-cash compensation expenses.  No stock options were exercised or canceled during the three months ended March 31, 2009.

10.	Related Party Transactions

On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that is a wholly-owned subsidiary of Cornerstone Growth & Income REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor.  The loan matures on January 21, 2010, with no option to extend and bears interest at a variable rate of 300 basis points over the prime rate for the term of the loan.  As of March 31, 2009, the outstanding balance on this acquisition bridge loan was $14.0 million.

Our company has no employees. The Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors.  We have an advisory agreement with the Advisor and a dealer manager agreement with PCC which entitle the advisor and PCC to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate projects, among other services, as well as reimbursement for organizational and offering costs incurred by the advisor and PCC on our behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to us.

Advisory Agreement

Under the terms of the advisory agreement, the Advisor will use commercially reasonable efforts to present to us investment opportunities to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors.  The advisory agreement calls for the Advisor to provide for our day-to-day management and to retain property managers and leasing agents, subject to the authority of our board of directors, and to perform other duties.

The fees and expense reimbursements payable to the Advisor under the advisory agreement are described below.

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the Advisor on our behalf and will be reimbursed to the Advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.  In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering.  As of March 31, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $4.7 million, including approximately $0.1 million of organizational costs that have been expensed, approximately $0.4 million related to the secondary offering and approximately $4.2 million of offering costs which reduce net proceeds of the Offering.  As of December 31, 2008, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $4.5 million, including approximately $0.1 million of organizational costs that have been expensed, approximately $0.3 million related to the secondary offering and approximately $4.1 million of offering costs which reduce net proceeds of the Primary Offering.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the Advisor acquisition fees in an amount equal to 2% of the gross proceeds of the Primary Offering.  We will pay the acquisition fees upon receipt of the gross proceeds the Offering.  However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the advisor for direct costs the advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the three months ended March 31, 2009, the Advisor earned approximately $0.2 million of acquisition fees, which had been expensed as incurred in accordance with our adoption of SFAS 141(R) effective January 1, 2009.  For the three months ended March 31, 2008, the Advisor earned approximately $0.3 million of acquisitions fees, which had been capitalized.

Management Fees.  The advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate book basis carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principals in the United States of America (GAAP).  In addition, we will reimburse the Advisor for the direct costs and expenses incurred by the Advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we pay to third party property managers.  For the three months ended March 31, 2009 and 2008, the Advisor earned approximately $0.4 million and $0.3 million of asset management fees, respectively, which were expensed and included in asset management fees in our condensed consolidated statement of operations.

Operating Expenses. The advisory agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us.  For the three months ended March 31, 2009 and 2008, approximately $0.1 million and $0.2 million of such costs, respectively, were reimbursed and included in general and administrative expenses in our condensed consolidated statement of operations.  The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

·
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

·
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

·
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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, as dealer manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  The dealer manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) to the extent are in excess of 13.5% of gross proceeds from the Offering.  For the three months ended March 31, 2009 and 2008, our dealer manager earned sales commission and dealer manager fees of approximately $849,000 and $1.3 million respectively.  Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying consolidated balance sheets.

11.	Notes Payable

On June 30, 2006, we entered into a credit agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during the offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  As of March 31, 2009 and December 31, 2008, we had net borrowings of approximately $15.9 million, under the credit agreement.

The credit agreement permits us to borrow up to $50.0 million secured by real property at a borrowing rate based on 30-day LIBOR plus a margin ranging from 115 to 135 basis points and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.  On March 24, 2009, we notified the lender of our intent to exercise the second of two one-year options to extend the loan maturity date.  We intend to satisfy conditions expressed by the lender and extend our loan maturity date to June 30, 2010.  The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement.  The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of March 31, 2009, we were in compliance with all these financial covenants.  During the three months ended March 31, 2009 and 2008, we incurred approximately $64,000 and $513,000 of interest expense, respectively, related to the credit agreement.

On November 13, 2007, we entered into a loan agreement with Wachovia Bank, National Association to facilitate the acquisition of properties during our offering period.  Pursuant to the terms of the loan agreement, we may borrow $22.4 million at an interest rate of 140 basis points over 30-day LIBOR, secured by specified real estate properties.  The loan agreement has a maturity date of November 13, 2009, and may be prepaid without penalty.  We have the option to extend the term of the loan for one year upon satisfaction of conditions set by Wachovia Bank.  The entire $22.4 million available under the terms of the loan was used to finance an acquisition of properties that closed on November 15, 2007.  During the three months ended March 31, 2009 and 2008, we incurred approximately $104,000 and $270,000 of interest expense, respectively, related to the loan agreement.

In connection with our acquisition of Monroe North CommerCenter, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”).  Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica mortgage loan.  The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum.  During the three months ended March 31, 2009 and 2008, we incurred approximately $106,000 and $0 of interest expense, respectively, related to the loan agreement.  As of March 31, 2009 and December 31, 2008, we had net borrowings of approximately $7.2 million and $7.3 million, respectively, under the Loan Assumption Agreement.

The principal payments due on Monroe North CommerCenter mortgage loan for April 1, 2009 to December 31, 2009 and each of the subsequent years is as follows:

Year	Principal amount
April 1, 2009 to December 31, 2009	$137,000
2010	$193,000
2011	$204,000
2012	$217,000
2013	$230,000
2014 and thereafter	$6,234,000

In connection with our notes payable, we had incurred financing costs totaling approximately $1.4 million as of March 31, 2009 and December 31, 2008.  These financing costs have been capitalized and are being amortized over the life of the agreements.  For the three months ended March 31, 2009 and 2008, approximately $92,000 and $166,000, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.  Consistent with our borrowing policies, during our Primary Offering, we will borrow periodically to acquire properties and for working capital.  We will determine whether to use the proceeds of our Offering to repay amounts borrowed under the credit agreement and loan agreements depending on a number of factors, including the investments that are available to us for purchase at the time and the cost of the credit facility.  Following the closing of our Primary Offering, we will endeavor to repay all amounts owing under the credit agreement and loan agreements or that are secured by our properties and which have not previously been paid.  To the extent sufficient proceeds from our Offering are unavailable to repay the indebtedness secured by properties within a reasonable time following the closing of our Primary Offering as determined by our board of directors, we may sell properties or raise equity capital to repay the secured debt, so that we will own our properties with no permanent acquisition financing.

12.	Commitments and Contingencies

We committed to fund up to $10.0 million to Servant. As of March 31, 2009, we have funded approximately $4.8 million to Servant. See note 7 for further detail.

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

13.	Subsequent Event

Sale of Shares of Common Stock

As of April 30, 2009, we had raised approximately $159.7 million through the issuance of approximately 20.0 million shares of our common stock under our Offering, excluding, approximately 1.1 million shares that were reinvested pursuant to our distribution reinvestment plan and approximately 1.6 million shares issued in connection with the special 10% stock dividend, reduced by approximately 0.7 million shares pursuant to our stock repurchase program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All forward-looking statements should be read in light of the risks identified in Part II, Item 1A herein and Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).

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

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At March 31, 2009, we owned 99.87% general partner interest in the Operating Partnership while the Advisor owned a 0.13% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

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

As of March 31, 2009, we raised approximately $156.0 million of gross proceeds from the sale of approximately 19.5 million shares of our common stock and had acquired twelve properties.

On November 25, 2008 we filed a registration statement on Form S-11 with the SEC to register a secondary public offering.  We subsequently amended the registration statement on February 17, 2009.  Pursuant to the registration statement, as amended, we propose to register up to 56,250,000 shares of common stock in a primary offering for $8.00 per share, with discounts available to certain categories of purchasers.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

We owned twelve and eleven properties during the three months ended March 31, 2009 and 2008, respectively. In addition, we owned two notes receivable outstanding as of March 31, 2009.  We did not have any notes receivable as of March 31, 2008.  Accordingly, for the three months ended March 31, 2009 and March 31, 2008, interest income generated from the notes receivables was $297,000 and $0, respectively.

Rental revenues increased to $2,110,000 from $2,065,000 as a result of approximately $287,000 in revenues related to the additional property acquired during the second quarter of 2008 offset by a decrease in rental revenue from other properties of approximately $242,000 due to higher vacancies.

Tenant reimbursement and other income increased to $539,000 from $500,000 as a result of approximately $84,000 in tenant reimbursements related to the additional property acquired during the second quarter of 2008 offset by decreased tenant reimbursements from other properties of approximately $45,000 due to higher vacancies.

Property operating and maintenance expenses increased to $865,000 from $725,000 primarily due to the additional property acquired during the second quarter of 2008

General and administrative increased to $463,000 from $408,000 due primarily to increased professional fees and board of director expenses of $104,000 offset by decreased operating expenses of $49,000.

Asset management fees increased to $375,000 from $306,000 due primarily to fees earned from the additional property acquired during the second quarter of 2008 and a bridge loan acquired during the first quarter of 2009.

Real estate acquisition costs increased to $172,000 from $0 for the comparable 2008 period.  The increase is due to acquisition-related fees that have been expensed as a result of our adoption of Statement of Financial Accounting Standard No. 141(R), "Business Combinations" on January 1, 2009.

Depreciation and amortization increased to $931,000 from $790,000 due primarily to the additional property acquired during the second quarter of 2008.

Interest income decreased to $2,000 from $55,000 for the comparable period of 2008.  The decrease is due primarily to lower investment rates on short term investments during the three months ended March 31, 2009.  Interest expense decreased to $367,000 from $947,000 for the comparable period of 2008 primarily due to lower debt balance and interest rates on our credit agreement with HSH Nordbank and Wachovia Bank.

Liquidity and Capital Resources

We expect that primary sources of capital over the long term will include net proceeds from the sale of our common stock and net cash flows from operations.  We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements and leasing commissions, operating expenses, including interest expense on any outstanding indebtedness, cash distributions, and for the repayment of notes payable. In addition, we will continue to use temporary debt financing to facilitate our acquisitions of properties in anticipation of receipt of offering proceeds.

We have adopted a stock repurchase program that enables our stockholders to sell their stock to us in limited circumstances. Our stock repurchase program has limitations and restrictions and may be cancelled. We intend to redeem shares using proceeds from our distribution reinvestment plan but we may use other available cash to repurchase the shares of a deceased shareholder. Our board of directors may modify our  stock repurchase program so that we can also redeem stock using the proceeds from the sale of our properties or other sources.

As of March 31, 2009, a total of approximately 19.5 million shares of our common stock had been sold in our Primary Offering for aggregate gross proceeds of approximately $156.0 million.  Because we did not raise the maximum offering proceeds of $355.2 million in our initial public offering prior to the previously scheduled September 21, 2007 offering termination date, we have extended the initial offering period. Under no circumstances will the initial offering period be extended beyond June 1, 2009.

On November 25, 2008 we filed a registration statement on Form S-11 with the SEC to register a secondary public offering.  We subsequently amended the registration statement on February 17, 2009.  Pursuant to the registration statement, as amended, we propose to register up to 56,250,000 shares of common stock in a primary offering for $8.00 per share, with discounts available to certain categories of purchasers. We will also register approximately 21,250,000 shares pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $7.60 per share or 95% of the fair market value of a share of our common stock.  We expect to commence our secondary public offering during the second quarter of 2009.  We intend to cease offering shares of common stock in Offering upon the earlier of June 1, 2009 or the date the registration statement relating to our proposed secondary offering is declared effective by the Securities and Exchange Commission.

As of March 31, 2009, we had approximately $16.3 million in cash and cash equivalents on hand and approximately $34.1 million available under our acquisition credit facility with HSH Nordbank.

We may use the available credit to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.  On March 24, 2009, we notified the lender of our intent to exercise the second of two one-year options to extend the loan maturity date.  We intend to satisfy conditions expressed by the lender and extend our loan maturity date to June 30, 2010.  The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement.  The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of March 31, 2009, we were in compliance with all these financial covenants.  We anticipate paying down the existing debt obligation with proceeds raised from the Offering.  Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

There may be a delay between the sale of our shares and the purchase of properties.  During this period, net offering proceeds will be temporarily invested in short-term, liquid investments that could yield lower returns than investments in real estate.

Until proceeds from our Offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow.  For the three months ended March 31, 2009, distributions to stockholders were paid from cash flow from operations.

As of March 31, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $4.7 million, including approximately $0.1 million of organizational costs that have been expensed, approximately $0.4 million related to the secondary offering and approximately $4.2 million of offering costs which reduce net proceeds of our Primary Offering.  In no event will we have any obligation to reimburse the Advisor for these costs totaling in excess of 3.5% of the gross proceeds from our Primary Offering.  As of March 31, 2009, we had reimbursed to the Advisor a total of $4.7 million.  The Advisor will pay all of our organization and offering expenses described above that are in excess of this 3.5% limitation.  At March 31, 2009, organization and offering costs incurred by and reimbursed to the Advisor are approximately 3% of the gross proceeds of our Primary Offering.  In addition, the Advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our Primary Offering public offering.

We will not rely on advances from the Advisor to acquire properties but the Advisor and its affiliates may loan funds to special purposes entities that may acquire properties on our behalf pending our raising sufficient proceeds from our initial public offering to purchase the properties from the special purpose entity.

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

Financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets.  Our ability to fund property acquisitions or development projects, as well as our ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all. While we currently do not expect any difficulties, it is possible, in these unusual and uncertain times, our revolving credit agreement with HSH Nordbank could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from the revolving credit facility when needed.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, noncontrolling interests and subsidiaries.  Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculations of FFO for the three and three months ended March 31, 2009 and 2008 are presented below:

	Three months ended
	March 31,
	2009	2008

Net loss attributable to common stockholders	$(225,000)	$(556,000)
Adjustments:
Net loss attributable to noncontrolling interest	-	2,000
Real estate assets depreciation and amortization	931,000	790,000
Funds from operations (FFO)	$706,000	236,000

Weighted average shares outstanding	20,931,999	11,535,060

In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us or reimbursements of expenses from the Advisor and proceeds from loans including those secured by our assets.  Given the uncertainty arising from numerous factors, including both the raising and investing of capital in the current financing environment, ultimate FFO performance cannot be predicted with certainty.  Currently, we make cash distributions to our stockholders from capital at an annualized rate of 6.0%, based on an $8.00 per share purchase price. These distributions are being paid in anticipation of future cash flow from our investments. Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, reducing the amount of funds that would otherwise be available for investment.

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2009, specifically our obligations under long-term debt agreements and notes receivable:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$45,582,000	$38,551,000	$403,000	$453,000	$6,175,000
Interest expense related to long term debt (2)	$2,633,000	$861,000	$806,000	$756,000	$210,000
Note receivable (3)	$5,200,000	$5,200,000	$-	$-	$-
_________________________
(1) This represents the sum of credit agreement with HSH Nordbank, AG, Wachovia Bank National Association and Transamerica Life Insurance Company.  On March 24, 2009, we notified HSH Nordbank, AG of our intent to exercise the second of two one-year options to extend the loan maturity date.  We intend to satisfy conditions expressed by the lender and extend our loan maturity date to June 30, 2010.  The loan agreement with Wachovia has a maturity date of November 13, 2009, and may be prepaid without penalty.  We have the option to extend the term of the loan for one year upon satisfaction of conditions set by Wachovia Bank.

(2) Interest expense related to the credit agreement with HSH Nordbank, AG and loan agreement with Wachovia Bank National Association are calculated based on the loan balances outstanding at March 31, 2009, one month LIBOR at March 31, 2009 plus appropriate margin ranging from 1.15% and 1.40%.  Interest expense related to loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum.

(3) We have committed to funding $10.0 million to entities that are parties to an alliance with the managing member of our advisor.  As of March 31, 2009, we have funded approximately $4.8 million to Servant.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash and cash equivalents in short-term, highly liquid investments including government backed obligations, bank certificates of deposit and interest-bearing accounts which, by their nature, are subject to interest rate fluctuations.  As of March 31, 2009, we had borrowed approximately $45.6 million under our credit facility and loan agreements.

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

An increase in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders.  Based on the debt outstanding as of March 31, 2009, a 1% change in interest rates would result in a change in interest expense of approximately $384,000 per year.  During the period from January 1, 2009 through March 31, 2009, 30-day LIBOR has been flat. There can be no assurance whether this rate will increase or decrease.

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

The following risk supplements the risks disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

We have, and may in the future, pay distributions from sources other than cash provided from operations.

Until proceeds from the offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. The distributions paid for the four quarters ended March 31, 2009 were approximately $8.1 million. Of this amount approximately $4.9 million was reinvested through our dividend reinvestment plan and approximately $3.2 million was paid in cash to stockholders. For the four quarters ended March 31, 2009 cash flow from operations and FFO were approximately $3.4 million and $2.6 million, respectively. Accordingly, for the four quarters ended March 31, 2009, total distributions exceeded cash flow from operations and FFO for the same period. During the four quarters ended March 31, 2009, cash flow from operations exceeded distributions paid in cash to stockholders, however, based on the timing of cash flows as compared to the timing of cash distribution payments, we used offering proceeds to pay cash distributions in excess of cash flow from operations during the fourth quarter of 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

As of March 31, 2009, excluding issuance of approximately 984,000 shares under our distribution reinvestment plan, we had sold approximately 19.5 million shares of common stock in our ongoing offering, raising gross offering proceeds of approximately $156.0 million.  From this amount, we incurred approximately $15.4 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $3.1 million in acquisition fees payable to our advisor.  We have used approximately $92.8 million of the net offering proceeds to acquire properties and reduce notes payable balance as of March 31, 2009.  As of March 31, 2009, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $4.7 million, including approximately $0.1 million of organizational costs that have been expensed, approximately $0.4 million related to the second offering and approximately $4.2 million of offering costs which reduce net proceeds of our offering.

During the three months ended March 31, 2009, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program

January 2009	40,873	$6.77	$6,248,000
February 2009	137,395	$7.51	$5,928,000
March 2009	152,984	$7.61	$6,315,000
	331,252
_________________________
(1)
As long as our common stock is not listed on a national securities exchange or traded on an over -the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased.

Item 5.	Other Information

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) 160, “Nonconrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), as described more fully in Note 3 to the unaudited interim condensed consolidated financial statements.  The adoption of SFAS 160 did not have a material impact on our financial condition, results of operations or cash flows.  However, it did impact the presentation and disclosure of noncontrolling (minority) interest in our consolidated financial statements.  As a result of the retrospective presentation and disclosure requirements of SFAS 160, we will be required to reflect the change in presentation and disclosure for all periods presented in future filings.

The principal effect on the prior year balance sheets related to the adoption of SFAS 160 is summarized as follows:

	December 31,
Balance Sheets	2008	2007

Equity, as previously reported	$116,333,000	$60,248,000
Increase for SFAS 160 re-class of noncontrolling interest	151,000	309,000
Equity, as adjusted	$116,484,000	$60,557,000

Additionally, the adoption of SFAS had the effect of reclassifying earnings attributable to noncontrolling interest in the consolidated statement of operations from other income and expense to separate line items.  SFAS 160 also requires that net income be adjusted to include the net income attributable to the noncontrolling interest, and a new separate caption for net income attributable to common shareholders be presented in the consolidated statement of earnings.  Thus, after adoption of SFAS 160, net loss will decrease (increase) by $3,000, ($3,000) and ($11,000) for the years ended December 31, 2008, 2007 and 2006, respectively, and net loss attributable to common shareholders will be equal to net loss as previously reported prior to the adoption of SFAS 160.

Item 6.	Exhibits

Ex.	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-121238) filed on May 25, 2005)

3.2	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1)

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

4.4
Escrow Agreement between registrant and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-121238) filed on May 25, 2005)

10.1
Promissory Note made as of January 22, 2009 by CARUTH HAVEN, L.P., to and in favor of CORNERSTONE OPERATING PARTNERSHIP, LP. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2009)

10.2
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing made as of January 22, 2009, by CARUTH HAVEN, L.P., as grantor, for the benefit of Cornerstone Operating Partnership, LP,, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2009)

10.3
First Amendment to the Amended and Restated Advisory Agreement between Cornerstone Core Properties REIT, Inc. and Cornerstone Realty Advisors, dated as of March 10, 2009 (incorporated by reference to Exhibit 10.1 to the Registration Current Report on Form 8-K filed on March 16, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Sec.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of May 2009.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Terry G. Roussel
Terry G. Roussel, Chief Executive Officer

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)