Form 10-Q
period 2009-06-30
Cornerstone Core Properties REIT, Inc.
filed 2009-08-14
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

☐  Yes  ☒  No

As of July 31, 2009, we had 22,567,778 shares issued and outstanding.

PART I - FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Core Properties REIT, Inc.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$19,822,000	$26,281,000
Investments in real estate:
Land	39,138,000	39,138,000
Buildings and improvements, net	90,976,000	92,327,000
Intangible lease assets, net	1,110,000	1,490,000
	131,224,000	132,955,000
Notes receivable	5,875,000	3,875,000
Note receivable from related party	14,000,000	—
Deferred costs and deposits	35,000	351,000
Deferred financing costs, net	217,000	211,000
Tenant and other receivables, net	953,000	802,000
Receivable from related party	18,000	—
Other assets, net	448,000	629,000
Total assets	$172,592,000	$165,104,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$45,536,000	$45,626,000
Accounts payable and accrued liabilities	1,094,000	683,000
Payable to related parties	1,000	122,000
Prepaid rent, security deposits and deferred revenue	859,000	969,000
Intangible lease liability, net	289,000	393,000
Distributions payable	885,000	827,000
Total liabilities	48,664,000	48,620,000

Commitments and contingencies (Note 13)

Equity:
Stockholders’ Equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 22,482,541 and 20,570,120 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	23,000	21,000
Additional paid-in capital	129,488,000	121,768,000
Accumulated deficit	(5,728,000)	(5,456,000)
Total stockholders’ equity	123,783,000	116,333,000
Noncontrolling interest	145,000	151,000
Total equity	123,928,000	116,484,000

Total liabilities and equity	$172,592,000	$165,104,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Rental revenues	$2,021,000	$2,301,000	$4,131,000	$4,365,000
Tenant reimbursements and other income	500,000	605,000	1,039,000	1,105,000
Interest income from notes receivable	382,000	25,000	679,000	26,000
	2,903,000	2,931,000	5,849,000	5,496,000
Expenses
Property operating and maintenance	836,000	726,000	1,701,000	1,451,000
General and administrative	347,000	521,000	810,000	929,000
Asset management fees	382,000	336,000	757,000	642,000
Real estate acquisition costs	160,000	—	332,000	—
Depreciation and amortization	866,000	882,000	1,797,000	1,672,000
	2,591,000	2,465,000	5,397,000	4,694,000
Operating income	312,000	466,000	452,000	802,000

Interest income	2,000	61,000	4,000	115,000
Interest expense	(361,000)	(869,000)	(728,000)	(1,816,000)
Net loss	(47,000)	(342,000)	(272,000)	(899,000)
Less: Net income attributable to the noncontrolling interest	—	(5,000)	—	(3,000)
Net loss attributable to common stockholders	$(47,000)	$(347,000)	$(272,000)	$(902,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.00)	$(0.03)	$(0.01)	$(0.07)

Weighted average number of common shares	22,020,217	13,829,889	21,289,203	12,275,991

Dividend declared per common share	$0.13	$0.13	$0.24	$0.22

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance - December 31, 2008	20,570,120	$21,000	121,768,000	$(5,456,000)	$116,333,000	$151,000	$116,484,000
Issuance of common stock	2,435,467	2,000	19,327,000	—	19,329,000	—	19,329,000
Redeemed shares	(523,046)	—	(3,992,000)	—	(3,992,000)	—	(3,992,000)
Offering costs	—	—	(2,483,000)	—	(2,483,000)	—	(2,483,000)
Dividends declared	—	—	(5,132,000)	—	(5,132,000)	(6,000)	(5,138,000)
Net loss	—	—	—	(272,000)	(272,000)	—	(272,000)
Balance – June 30, 2009	22,482,541	$23,000	$129,488,000	$(5,728,000)	$123,783,000	$145,000	$123,928,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance - December 31, 2007	9,908,551	$10,000	64,239,000	$(4,001,000)	$60,248,000	$309,000	$60,557,000
Issuance of common stock	4,726,325	5,000	37,727,000	—	37,732,000	—	37,732,000
Redeemed shares	(73,619)	—	(547,000)	—	(547,000)	—	(547,000)
Offering costs	—	—	(4,011,000)	—	(4,011,000)	—	(4,011,000)
Noncontrolling interest buyout	—	—	—	—	—	(145,000)	(145,000)
Dividends declared	—	—	(2,741,000)	—	(2,741,000)	(10,000)	(2,751,000)
Net loss	—	—	—	(902,000)	(902,000)	3,000	(899,000)
Balance – June 30, 2008	14,561,257	$15,000	$94,667,000	$(4,903,000)	$89,779,000	$157,000	$89,936,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(272,000)	$(899,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	128,000	323,000
Depreciation and amortization	1,797,000	1,672,000
Straight-line rents and amortization of acquired above (below) market leases, net	(74,000)	(242,000)
Provision for bad debt	254,000	130,000
Change in operating assets and liabilities:
Tenant and other receivables	(304,000)	50,000
Other assets	124,000	43,000
Payable and accrued liabilities	397,000	90,000
Payable / receivable to / from related parties	(116,000)	(27,000)
Prepaid rent and tenant deposits	(111,000)	154,000
Net cash provided by operating activities	1,823,000	1,294,000

Cash flows from investing activities
Real estate additions and acquisitions	(127,000)	(6,840,000)
Deferred acquisition costs and deposits	—	(657,000)
Escrow refund	—	150,000
Notes receivable	(16,000,000)	(1,875,000)
Net cash used in investing activities	(16,127,000)	(9,222,000)

Cash flows from financing activities
Issuance of common stock	16,367,000	36,199,000
Redeemed shares	(3,992,000)	(547,000)
Repayment of notes payable	(90,000)	(2,375,000)
Offering costs	(2,191,000)	(4,730,000)
Noncontrolling interest	—	(145,000)
Distributions paid to stockholders	(2,109,000)	(1,028,000)
Distributions paid to noncontrolling interest	(6,000)	(11,000)
Deferred financing costs	(134,000)	(219,000)
Net cash provided by financing activities	7,845,000	27,144,000
Net (decrease) increase in cash and cash equivalents	(6,459,000)	19,216,000
Cash and cash equivalents - beginning of period	26,281,000	6,648,000
Cash and cash equivalents - end of period	$19,822,000	$25,864,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$632,000	$1,732,000
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	$885,000	$545,000
Accrued dividend to noncontrolling interest	$—	$3,000
Distribution reinvested	$2,965,000	$1,532,000
Payable to related party	$1,000	$187,000
Security deposits and other liabilities assumed upon acquisition of real estate	$—	$127,000
Assumption of loan in connection with property acquisition	$—	$7,375,000
Accrued acquisition fees not paid	$—	$20,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

UNAUDITED
1.	Organization

Cornerstone Core Properties REIT, Inc., a Maryland Corporation, was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  As used in this report, the “Company”, “we”, “us” and “our” refer to Cornerstone Core Properties REIT, Inc. and its consolidated subsidiaries except where the context otherwise requires. Subject to certain restrictions and limitations, our business is managed by an affiliate, Cornerstone Realty Advisors, LLC, a Delaware limited liability company that was formed on November 30, 2004 (the “Advisor”) pursuant to an advisory agreement.

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At June 30, 2009, we owned a 99.88% general partner interest in the Operating Partnership while the advisor owned a 0.12% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

2.	Public Offerings

On January 6, 2006, we commenced an initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan.  We stopped making offers under our initial public offering on June 1, 2009 upon raising gross offering proceeds of approximately $163.7 million from the sale of approximately 21.7 million shares, including shares sold under the distribution reinvestment plan.  On June 10, 2009, SEC declared our follow-on offering effective and we commenced a follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale pursuant to a primary offering and 21,100,000 shares for sale pursuant to our dividend reinvestment plan.

We retained Pacific Cornerstone Capital, Inc.(“PCC”), an affiliate of the Advisor, to serve as our dealer manager for the Offering.  PCC is responsible for marketing our shares being offered pursuant to the Offering. PCC has been the subject of a non-public inquiry by FINRA focused on private placements conducted by our dealer manager during the period from January 1, 2004 through the present.  We are not the issuer of any of the securities offered in the private placements that are the subject of FINRA’s investigation.  Such issuers, however, are affiliates of our Advisor.  FINRA informed our dealer manager that it has concluded its inquiry and has indicated its intention to allege that PCC violated NASD Rules 2210 (Communications with the Public), 3010 (Supervision) and 2110 (Standards of Commercial Honor and Principles of Trade) (which is now FINRA Rule 2010) in connection with certain private placements.  FINRA has proposed significant sanctions against PCC and Terry Roussel, who serves as PCC’s president and chief compliance officer and as one of its two directors.  PCC has informed us that it believes that it has complied with the requirements of the conduct rules at issue and intends to challenge these findings before a FINRA hearing panel if PCC does not first reach a satisfactory settlement with FINRA regarding the alleged violations.  If FINRA imposes sanctions against PCC, PCC’s business could be materially adversely impacted, which could adversely affect PCC’s ability to serve effectively as the dealer manager of the Offering.

We used the net proceeds from our initial public offering to invest primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  We intend to use the net proceeds from our follow-on offering to pay down temporary acquisition financing on our existing assets and to acquire additional real estate investments.  As of June 30, 2009, a total of 20.5 million shares of our common stock had been sold in both offerings for aggregate gross proceeds of $163.7 million, excluding, approximately 1.2 million shares that were reinvested pursuant to our distribution reinvestment plan and approximately 1.6 million shares issued in connection with the special 10% stock dividend related to our initial public offering, reduced by approximately 0.8 million shares pursuant to our stock repurchase program.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC.  Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations.  Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.  In preparing the accompanying interim financial statements, the Company has evaluated the potential occurrence of subsequent events through August 14, 2009, the date at which the financial statements were issued. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2008 Annual Report on Form 10-K as filed with the SEC.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), on a prospective basis, as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 did not have a material impact on our consolidated financial statements since we do not record our financial assets and liabilities in our consolidated financial statements at fair value.

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

We adopted SFAS 157 to our non-financial assets and non-financial liabilities on January 1, 2009 in accordance with FSP FAS 157-2.  The adoption of SFAS 157 to our non-financial assets and liabilities did not have a material impact on our consolidated financial statements.

The SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, receivable from and payable to related parties, prepaid rent, security deposits, and deferred revenue, accounts payable and accrued liabilities, notes receivable, note receivable from related party, and notes payable. We consider the carrying values of cash and cash equivalents, tenant and other receivables, receivable from and payable to related parties, prepaid rent, security deposits, and deferred revenue, accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected payment.

The fair values of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities and had been calculated to approximate the carrying value.  The fair value of notes recievable is estimated using current rates at which management believes similar loans would be made and had been calculated to approximate the carrying value. The fair value of the note receivable from related party is not determinable due to the related party nature of the note receivable.

Adoption of Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  In addition, this standard requires acquisition costs to be expensed as incurred.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  We have adopted this standard on January 1, 2009 and as a result, $0.3 million of real estate acquisition costs are included within expenses in our condensed consolidated statement of operations for the six months ended June 30, 2009.

On January 1, 2009, we adopted SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

SFAS 160 was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result of the adoption of SFAS 160, we reclassified $0.1 million and $0.3 million in noncontrolling interest to permanent equity on the consolidated balance sheets as of December 31, 2008 and 2007, respectively.  The impact of such adoption on net loss for the periods ended June 30, 2009 and 2008 was insignificant. In periods subsequent to the adoption of SFAS 160, we will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

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

FSP FAS 157- 4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP states a reporting entity shall evaluate circumstances to determine whether the transaction is orderly based on the weight of the evidence. Additional disclosures required by this FSP include the inputs and valuation techniques used to measure fair values and any changes in such.

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

The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.   On April 1, 2009, we adopted the FSPs to enhance disclosures regarding fair value measurements.  The adoption of these FSPs did not have a significant impact on our condensed consolidated financial statements.

On April 13, 2009, SEC Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 ("SAB 111"). SAB 111 amends and replaces SAB Topic 5M, "Miscellaneous Accounting - Other Than Temporary Impairment of Certain Investments in Equity Securities" to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The adoption of SAB 111 on April 1, 2009 did not have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 165, "Subsequent Events" which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. We have adopted this standard as of June 30, 2009.  The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162," which will become the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt this standard for the interim period ending September 30, 2009.  The adoption of this standard is not expected to have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009.  We will adopt this standard on January 1, 2010.  We do not believe that the adoption of this standard will have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. We will adopt this standard on January 1, 2010.   We do not believe that the adoption of this standard will have a material effect on our condensed consolidated financial statements.

4.	Investments in Real Estate

As of June 30, 2009, our portfolio consists of twelve properties which were approximately 82.7% leased.  The following table provides summary information regarding our properties.

Property	Location	Date Purchased	Square Footage	Purchase Price	Associated Debt	June 30, 2009 % Leased
2111 South Industrial Park	North Tempe, AZ	June 1, 2006	26,800	$1,975,000	$—	79.1%
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—	75.7%
15172 Goldenwest Circle	Westminster, CA	December 1, 2006	102,200	11,200,000	2,824,000	100.0%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	4,702,000	74.2%
Mack Deer Valley	Phoenix, AZ	January 21, 2007	180,985	23,150,000	3,868,000	80.2%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	76.2%
Pinnacle Park Business Center	Phoenix, AZ	October 2, 2007	159,661	20,050,000	4,553,000	100.0%
Orlando Small Bay Portfolio
Carter	Winter Garden, FL	November 15, 2007	49,125	4,624,000		84.7%
Goldenrod	Orlando, FL	November 15, 2007	78,646	7,402,000		72.5%
Hanging Moss	Orlando, FL	November 15, 2007	94,200	8,866,000		79.5%
Monroe South	Sanford, FL	November 15, 2007	172,500	16,236,000		67.3%
			1,051, 491	120,003,000	22,420,000	81.6%
Monroe North CommerCenter	Sanford, FL	April 17, 2008	181,348	14,275,000	7,169,000	89.1%
			1,232,839	$134,278,000	$45,536,000	82.7%

As of June 30, 2009, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:
	Buildings and Improvements	Site Improvements	In-Place Leases	Acquired Above Market Leases	Acquired Below Market Leases
Cost	$86,198,000	$10,360,000	$2,009,000	$1,692,000	$(834,000)
Accumulated depreciation and amortization	(4,494,000)	(1,088,000)	(1,228,000)	(1,363,000)	545,000
Net	$81,704,000	$9,272,000	$781,000	$329,000	$(289,000)

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

Depreciation expense associated with buildings and improvements and site improvements for the three months ended June 30, 2009 and 2008 was approximately $740,000 and $710,000, respectively.  Depreciation expense associated with buildings and improvements and site improvements for the six months ended June 30, 2009 and 2008 was approximately $1,478,000 and $1,332,000, respectively.

Amortization expense, net associated with the lease intangible assets and liabilities for the three months ended June 30, 2009 and 2008 was $110,000 and $163,000, respectively.  Amortization expense, net associated with the lease intangible assets and liabilities for the six months ended June 30, 2009 and 2008 was $276,000 and $339,000, respectively.   Estimated amortization expense, net for July 1, 2009 through December 31, 2009 and each of the four subsequent years is as follows:

Lease Intangibles Amortization
July 1, 2009 to December 31, 2009	$188,000
2010	$325,000
2011	$180,000
2012	$66,000
2013	$41,000

The estimated useful lives for lease intangibles range from approximately one month to nine years.  As of June 30, 2009, the weighted-average amortization period for in-place leases, acquired above market leases and acquired below market leases were 4.1 years, 4.7 years and 3.5 years, respectively.

5.	Allowance for Doubtful Accounts

Our allowance for doubtful accounts was approximately $336,000 and $316,000 as of June 30, 2009 and December 31, 2008, respectively.

6.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments.  Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited.  Currently, the Federal Deposit Insurance Corporation, or FDIC, generally insures amounts up to $250,000 per depositor per insured bank, which is scheduled to be reduced to $100,000 after December 31, 2009.  As of June 30, 2009, we had cash accounts in excess of FDIC insured limits.

As of June 30, 2009, we owned three properties in the state of California, three properties in the state of Arizona and six properties in the state of Florida.  Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.

7.	Notes Receivable

In May 2008, we committed to fund up to $5.0 million to Servant Healthcare Investments LLC and Servant Investments LLC (collectively “Servant”), two real estate operating companies that are parties to an alliance agreement with the managing member of the Advisor pursuant to which they are responsible for providing certain acquisition and asset management services for programs sponsored by the Advisor and its affiliates. Effective March 12, 2009, we increased the commitment to Servant to a total of $10.0 million. The unsecured loans bear interest at a rate of 10% per year and mature on May 19, 2013.  As of June 30, 2009 we have funded approximately $5.9 million under the loan agreements. For the three months ended June 30, 2009 and 2008, interest income from the notes recievable was approximately $135,000 and $25,000, respectively. For the six months ended June 30, 2009 and 2008, interest income from the notes recievable was approximately $241,000 and $26,000, respectively.

8.	Note Receivable from Related Party

On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that is a wholly owned subsidiary of Cornerstone Growth & Income REIT, Inc., a publicly offered, non-traded real estate investment trust (“REIT”) sponsored by affiliates of our sponsor.  The loan is secured by a property and will mature on January 21, 2010, with no option to extend and bears interest at a variable rate of 300 basis points over the prime rate for the term of the loan.  Caruth Haven, L.P. may repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty.  Monthly installments on the loan are interest-only and the entire principal amount is due on the maturity date, assuming no prior principal prepayment. For the three months ended June 30, 2009 and 2008, interest income for notes recievable from related party was approximately $221,000 and $0, respectively. For the six months ended June 30, 2009 and 2008, interest income for note recievable from related party was approximately $391,000 and $0, respectively.

9.	Payable to Related Parties

Payable to related parties at June 30, 2009 and December 31, 2008 consists of offering costs, acquisition fees, and expense reimbursement payable and sales commissions and dealer manager fees incurred to the Advisor and PCC.

10.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  As of June 30, 2009, we have issued approximately 20.5 million shares of common stock for total gross proceeds of approximately $163.7 million.  As of December 31, 2008, we had issued approximately 18.4 million shares of common stock for a total of approximately $147.3 million of gross proceeds.

Distribution

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.  We have registered 21,100,000 shares of our common stock for sale pursuant to the distribution reinvestment plan in connection with our follow-on offering.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share.  As of June 30, 2009 and December 31, 2008, approximately 1.2 million and 0.8 million shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared during the three months ended June 30, 2009 and 2008:

	Distribution Declared
Period	Cash	Reinvested	Total

First quarter 2008 (1)	$485,000	$719,000	$1,204,000
Second quarter 2008 (1)	611,000	926,000	1,537,000

First quarter 2009	1,020,000	1,464,000	2,484,000
Second quarter 2009	1,125,000	1,523,000	2,648,000

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

Special 10% Stock Distribution

Our board of directors authorized a special 10% stock distribution to be paid to the stockholders of record on the date that we raised the first $125.0 million in the our initial public offering, which was achieved on July 23, 2008. All stockholders of record on July 23, 2008 received one additional share of stock for every 10 shares of stock they owned as of that date.  This special 10% stock distribution had the effect of lowering the effective purchase price per share paid by these investors by approximately 10%.  The price at which we will redeem stock pursuant to our stock repurchase program is based on the actual purchase price paid for shares and is not affected by the special 10% stock distribution.  We intend to treat these distributions as adjustments to the per share price for stock. All per share computations have been adjusted to reflect common stock dividends declared for all periods presented.

Share Repurchase Program

We have adopted a share repurchase program for investors who have held their shares for at least one year, unless the shares are being redeemed in connection with a stockholder’s death.  Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years the shares are held.  Our board of directors may amend, suspend or terminate the program at any time on 30 days prior notice to stockholders. We have no obligation to repurchase our stockholders’ shares.  Until September 21, 2012 our stock repurchase program limits the number of shares of stock we can redeem (other than redemptions due to death of a stockholder) to those that we can purchase with net proceeds from the sale of stock under our distribution reinvestment plan in the prior calendar year. Until September 21, 2012 we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our distribution reinvestment plan in the prior calendar year or (ii) 5% of the number of shares outstanding at the end of the prior calendar year.

During the six months ended June 30, 2009, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January	40,873	$6.77
February	137,395	$7.51
March	152,984	$7.61
April	83,284	$7.55
May	43,057	$7.51
June	65,453	$7.67
	523,046

 During the six months ended June 30, 2008, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January	12,500	$7.20
February	12,484	$7.36
March	2,016	$7.15
April	396	$7.09
May	14,616	$7.61
June	31,607	$7.51
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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R “Share-Based Payment”, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  On August 6, 2008 and August 8, 2007, we granted our non-employee directors nonqualified stock options to purchase an aggregate of 20,000 and 20,000 shares of common stock, respectively, at an exercise price of $8.00 per share.  Of these options, 15,000 lapsed on November 8, 2008 due to the resignation of one director from the board of directors on August 6, 2008.  Outstanding stock options became immediately exercisable in full on the grant date, expire in ten years after the grant date, and have no intrinsic value as of June 30, 2009.  For the three and six months ended June 30, 2009 and 2008, we did not incur any non-cash compensation expenses.  No stock options were exercised or canceled during the three and six months ended June 30, 2009. In connection with the registration of the shares in our follow-on offering, we have suspended the issuance of options to our independent directors under the Plan, and we do not expect to issue additional options to our independent directors until we cease offering shares pursuant to our offering.

11.	Related Party Transactions

On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that is a wholly owned subsidiary of Cornerstone Growth & Income REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor.  The loan matures on January 21, 2010, with no option to extend and bears interest at a variable rate of 300 basis points over the prime rate for the term of the loan.  As of June 30, 2009, the outstanding balance on this acquisition bridge loan was $14.0 million.

Our company has no employees. The Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors.  We have an advisory agreement with the Advisor and a dealer manager agreement with PCC which entitle the Advisor and PCC to specified fees upon the provision of certain services with regard to our offerings and investment of funds in real estate projects, among other services, as well as reimbursement for organizational and offering costs incurred by the advisor and PCC on our behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to us.

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

Organizational and Offering Costs.  Organizational and offering costs of our offerings are being paid by the Advisor on our behalf and will be reimbursed to the Advisor from the proceeds of our offerings.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with our offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.  In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from our primary offering.  As of June 30, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.1 million, including approximately $0.1 million of organizational costs that was expensed, approximately $5.0 million of offering costs which reduce net proceeds of our offerings.  As of December 31, 2008, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $4.5 million, including approximately $0.1 million of organizational costs that have been expensed, approximately $0.3 million related to our follow-on offering and approximately $4.1 million of offering costs which reduced net proceeds of our primary offering.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the Advisor acquisition fees in an amount equal to 2% of the gross proceeds of our primary offering.  We will pay the acquisition fees upon receipt of the gross proceeds from our primary  offering.  However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the advisor for direct costs the advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the three and six months ended June 30, 2009, the Advisor earned approximately $0.2 million and $0.3 million respectively of acquisition fees, which had been expensed as incurred in accordance with our adoption of SFAS 141(R) effective January 1, 2009.  For the three and six months ended June 30, 2008, the Advisor earned approximately $0.5 million and $0.7 million, respectively of acquisitions fees which had been capitalized.

Management Fees.  The advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate book basis carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP.  In addition, we will reimburse the Advisor for the direct costs and expenses incurred by the Advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we pay to third party property managers.  For the three months ended June 30, 2009 and 2008 the Advisor earned approximately $0.4 million and $0.3 million respectively of asset management fees, which were expensed and included in asset management fees in our condensed consolidated statement of operations.  For the six months ended June 30, 2009 and 2008, the Advisor earned approximately $0.8 million and $0.6 million respectively of asset management fees, which were expensed and included in asset management fees in our condensed consolidated statement of operations.

Operating Expenses. The advisory agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us.  For the three months ended June 30, 2009 and 2008, approximately $0.1 million and $0.2 million of such costs, respectively, were reimbursed and included in general and administrative expenses in our condensed consolidated statement of operations.   For the six months ended June 30, 2009 and 2008, approximately $0.3 million and $0.4 million of such costs, respectively, were reimbursed and included in general and administrative expenses in our condensed consolidated statement of operations.   The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in our primary offerings.  PCC, as dealer manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in our primary offerings.  The dealer manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in our primary offerings.  The advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) in excess of 13.5% of gross proceeds from our primary offerings.  For the three months ended June 30, 2009 and 2008, our dealer manager earned sales commission and dealer manager fees of approximately $0.8 million and $2.3 million respectively. For the six months ended June 30, 2009 and 2008, our dealer manager earned sales commission and dealer manager fees of approximately $1.6 million and $3.6 million, respectively. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

12.	Notes Payable

On June 30, 2006, we entered into a credit agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during our offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  As of June 30, 2009 and December 31, 2008, we had net borrowings of approximately $15.9 million, under the credit agreement.

The credit agreement permits us to borrow up to $50.0 million secured by real property at a borrowing rate based on 30-day LIBOR plus a margin ranging from 115 to 135 basis points and requires payment of a usage premium of up to 15 basis points and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.  On March 24, 2009, we notified the lender of our intent to exercise the second of two one-year options to extend the loan maturity date.  On June 30, 2009, we satisfied conditions expressed by the lender and extended our loan maturity date to June 30, 2010. The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement.  The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of June 30, 2009, we were in compliance with all these financial covenants.  During the three months ended June 30, 2009 and 2008, we incurred approximately $63,000 and $391,000 of interest expense, respectively, related to the credit agreement.  During the six months ended June 30, 2009 and 2008, we incurred approximately $127,000 and $904,000 of interest expense, respectively, related to the credit agreement.

On November 13, 2007, we entered into a loan agreement with Wachovia Bank, National Association to facilitate the acquisition of properties during our offering period.  Pursuant to the terms of the loan agreement, we may borrow $22.4 million at an interest rate of 140 basis points over 30-day LIBOR, secured by specified real estate properties.  The loan agreement has a maturity date of November 13, 2009, and may be prepaid without penalty.  We intend to exercise the option to extend the term of the loan for one year upon satisfaction of conditions set by Wachovia Bank.  The entire $22.4 million available under the terms of the loan was used to finance an acquisition of properties that closed on November 15, 2007.  During the three months ended June 30, 2009 and 2008, we incurred approximately $100,000 and $222,000 of interest expense, respectively, related to the loan agreement.  During the six months ended June 30, 2009 and 2008, we incurred approximately $205,000 and $491,000 of interest expense, respectively, related to the loan agreement.

In connection with our acquisition of Monroe North CommerCenter, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”).  Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica mortgage loan.  The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum.  During the three months ended June 30, 2009 and 2008, we incurred approximately $106,000 and $89,000 of interest expense, respectively, related to the loan agreement.  During the six months ended June 30, 2009 and 2008, we incurred approximately $212,000 and $89,000 of interest expense, respectively, related to the loan agreement.  As of June 30, 2009 and December 31, 2008, we had net borrowings of approximately $7.2 million and $7.3 million, respectively, under the Loan Assumption Agreement.

The principal payments due on Monroe North CommerCenter mortgage loan for July 1, 2009 to December 31, 2009 and each of the subsequent years is as follows:

Year	Principal amount
July 1, 2009 to December 31, 2009	$92,000
2010	$193,000
2011	$204,000
2012	$217,000
2013	$230,000
2014 and thereafter	$6,234,000

In connection with our notes payable, we had incurred financing costs totaling approximately $1.5 million and approximately $1.4 million as of June 30, 2009 and December 31, 2008, respectively.  These financing costs have been capitalized and are being amortized over the life of the agreements.  For the three months ended June 30, 2009 and 2008, approximately $64,000 and $155,000, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.  For the six months ended June 30, 2009 and 2008, approximately $128,000 and $308,000, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.  Consistent with our borrowing policies, during our offering, we will borrow periodically to acquire properties and for working capital.  We will determine whether to use the proceeds of our offerings to repay amounts borrowed under the credit agreement and loan agreements depending on a number of factors, including the investments that are available to us for purchase at the time and the cost of the credit facility.  Following the closing of our offerings, we will endeavor to repay all amounts owing under the credit agreement and loan agreements or that are secured by our properties and which have not previously been paid.  To the extent sufficient proceeds from our offerings are unavailable to repay the indebtedness secured by properties within a reasonable time following the closing of our offerings as determined by our board of directors, we may sell properties or raise equity capital to repay the secured debt, so that we will own our properties with no permanent acquisition financing.

13.	Commitments and Contingencies

We committed to fund up to $10.0 million to Servant. As of June 30, 2009, we have funded approximately $5.9 million to Servant. See note 7 for further detail.

We monitor our properties for the presence of hazardous or toxic substances.  While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our financial condition, results of operations and cash flows.  Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business.  In the opinion of management, these matters are not expected to have a material impact on our condensed consolidated financial position, cash flows and results of operations.  We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against the Company which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

14.	Subsequent Event

Sale of Shares of Common Stock

As of July 31, 2009, we had raised approximately $164.0 million through the issuance of approximately 20.5 million shares of our common stock under our initial public offering and follow-on offering, excluding, approximately 1.3 million shares that were reinvested pursuant to our distribution reinvestment plan and approximately 1.6 million shares issued in connection with the special 10% stock dividend related to our initial public offering, reduced by approximately 0.8 million shares pursuant to our stock repurchase program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All forward-looking statements should be read in light of the risks identified in Part II, Item 1A herein and Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2009, both filed with the Securities and Exchange Commission (the “SEC”).

Overview

Cornerstone Core Properties REIT, Inc., a Maryland corporation, was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  As used in this report, the “Company”, “we”, “us” and “our” refer to Cornerstone Core Properties REIT, Inc. and its consolidated subsidiaries except where the context otherwise requires. We have no paid employees and are externally managed by an affiliate, Cornerstone Realty Advisors, LLC, a Delaware limited liability company that was formed on November 30, 2004 (the “Advisor”) pursuant to an advisory agreement.

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At June 30, 2009, we owned 99.88% general partner interest in the Operating Partnership while the Advisor owned a 0.12 % limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

On January 6, 2006, we commenced an initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan.  We stopped making offers under our initial public offering on June 1, 2009 upon raising gross offering proceeds of approximately $163.7 million from the sale of approximately 21.7 million shares, including shares sold under the distribution reinvestment plan.  On June 10, 2009, we commenced a follow-on offering of up 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale pursuant to a primary offering and 21,100,000 shares for sale pursuant to our dividend reinvestment plan.  We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, to serve as the dealer manager for our offerings.  PCC is responsible for marketing our shares currently being offered pursuant to the follow-on offering.

We used the net proceeds from our initial public offering to invest primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  We intend to use the net proceeds from our follow-on offering to pay down temporary acquisition financing on our existing assets and to acquire additional real estate investments.

As of June 30, 2009, we raised approximately $163.7 million of gross proceeds from the sale of approximately 20.5 million shares of our common stock in our initial public offering and follow-on offering and had acquired twelve properties.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.

Results of Operations

We acquired Monroe North CommerceCenter, a 181,348 square foot property, comprising approximately 15% of our portfolio in April 2008. We owned eleven properties during the full three month and periods ended June 30, 2009 and 2008.  In January 2009, we made a $14.0 million mortgage loan to an affiliate.

Three months ended June 30, 2009 and 2008

In the 2009 quarter, rental revenues and tenant reimbursements decreased to $2.5 million in the 2009 quarter from $2.9 million in the comparable quarter of 2008. The decrease was primarily due to lower occupancy. Interest income from notes receivable increased by $0.4 million in the 2009 quarter due to higher notes receivable balances.

Property operating and maintenance expenses increased to $0.8 million for the 2009 quarter from $0.7 million for the 2008 quarter, primarily due to an increase in bad debt expense resulting from current economic conditions.

General and administrative expenses decreased to $0.3 million for the second quarter of 2009 from $0.5 million for the comparable period of 2008.  The decrease is due primarily to lower charges for accounting and other services provided by the Advisor, lower professional expenses and a decrease in abandoned projects costs.

Asset management fees increased to $0.4 million in the 2009 quarter from approximately $0.3 million in the 2008 quarter as the result of an increase in total assets under management.

Real estate acquisition costs were expensed in the 2009 quarter in accordance with SFAS 141(R).

Depreciation and amortization of $0.8 million was comparable to the 2008 period.

Interest income decreased to $2,000 in the 2009 quarter from $61,000 for the comparable period of 2008.  The decrease is due to lower average investment rates on short term investments and lower average investment balances during the three months ended June 30, 2009.  Interest expense in the 2009 quarter decreased to $0.4 million from $0.9 million for the comparable period of 2008 due to lower debt balance and interest rates on our credit agreement with HSH Nordbank and Wachovia Bank.

Six months ended June 30, 2009 and 2008

Rental revenues and tenant reimbursements decreased to $5.2 million for the six months ended June 30, 2009 from $5.5 million primarily due to lower occupancy in existing properties, partially offset by the property acquired in April 2008. Interest income from notes receivable increased to $0.7 million in 2009 due to higher note balances outstanding.

Property operating and maintenance expenses increased to $1.7 million from $1.5 million primarily due to higher bad debt expense in 2009 resulting from the current economic environment and higher and higher refurbishments and legal expenses associated with tenant turnover.

General and administrative expenses decreased to $0.8 million in the first half of 2009 from $0.9 million for the comparable period of 2008.  The decrease is due primarily lower charges for accounting and other services provided by the Advisor, lower professional expenses and a decrease in abandoned projects costs.

Asset management fees increased to $0.8 million from approximately $0.6 million primarily due to an increase in total assets under management during the 2009 period.

Real estate acquisition costs were expensed in the 2009 period, in accordance with SFAS 141(R).

Depreciation and amortization increased to $1.8 million from $1.7 million from the comparable period primarily due to an acquisition during second quarter of 2008.

Interest income decreased by $0.1 million in the 2009 period compared to the same period of 2008.  The decrease is due primarily to lower average investment rates on short term investments and lower average investments during the six months ended June 30, 2009.  Interest expense decreased to $0.7 million from $1.8 million for the comparable period of 2008 due to lower debt balance and interest rates on our credit agreement with HSH Nordbank and Wachovia Bank.

Liquidity and Capital Resources

We expect that primary sources of capital over the long term will include net proceeds from the sale of our common stock and net cash flows from operations.  We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements and leasing commissions, operating expenses, interest expense on any outstanding indebtedness, cash distributions, and for the repayment of notes payable. In addition, we will continue to use temporary debt financing to facilitate our acquisitions of properties in anticipation of receipt of offering proceeds.

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

On January 6, 2006, we commenced an initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan.  We stopped making offers under our initial public offering on June 1, 2009.  On June 10, 2009, we commenced a follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale pursuant to a primary offering and 21,100,000 shares for sale pursuant to our dividend reinvestment plan.   As of June 30, 2009, a total of approximately 20.5 million shares of our common stock had been sold in our offerings for aggregate gross proceeds of approximately $163.7 million.

As of June 30, 2009, we had approximately $19.8 million in cash and cash equivalents on hand and approximately $34.1 million available under our acquisition credit facility with HSH Nordbank.

We may use the available credit to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.  On March 24, 2009, we notified the lender of our intent to exercise the second of two one-year options to extend the loan maturity date.  On June 30, 2009, we satisfied conditions expressed by the lender and extended our loan maturity date to June 30, 2010. The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement.  The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of June 30, 2009, we were in compliance with all these financial covenants.  We anticipate paying down the existing debt obligation with proceeds raised from our offerings and proceeds to be recieved from note recievable from related party when it matures.  Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

There may be a delay between the sale of our shares and the purchase of properties.  During this period, net offering proceeds will be temporarily invested in short-term, liquid investments that could yield lower returns than investments in real estate.

Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.  For the six months ended June 30, 2009, cash distributions to stockholders were paid from a combination of cash flow from operations and net proceeds raised from our offerings.

As of June 30, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.1 million, including approximately $0.1 million of organizational costs that have been expensed, and approximately $5.0 million of offering costs which reduce net proceeds of our offerings.  In no event will we have any obligation to reimburse the Advisor for these costs totaling in excess of 3.5% of the gross proceeds from our initial public offering and follow-on public offering.  As of June 30, 2009, we had reimbursed to the Advisor a total of $5.1 million.  The Advisor will pay all of our organization and offering expenses described above that are in excess of this 3.5% limitation.  At June 30, 2009, organization and offering costs incurred by and reimbursed to the Advisor are approximately 3% of the gross proceeds of our offerings.  In addition, the Advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our public offerings.

We will not rely on advances from the Advisor to acquire properties but the Advisor and its affiliates may loan funds to special purposes entities that may acquire properties on our behalf pending our raising sufficient proceeds from our public offerings to purchase the properties from the special purpose entity.

We will endeavor to repay any temporary acquisition debt financing promptly upon receipt of proceeds in our offerings.  To the extent sufficient proceeds from our offerings are unavailable to repay such debt financing within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with no permanent financing.  We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, which we anticipate may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

Financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets.  Our ability to fund property acquisitions or development projects, as well as our ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all. While we currently do not expect any difficulties, it is possible, in these unusual and uncertain times, our revolving credit agreement with HSH Nordbank could fail to fund a borrowing request. Such an event culd adversely affect our ability to access funds from the revolving credit facility when needed.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, noncontrolling interests and subsidiaries.  Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculations of FFO for the three and six months ended June 30, 2009 and 2008 are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss attributable to common stockholders	$(47,000)	$(342,000)	$(272,000)	$(899,000)
Adjustments:
Net loss attributable to noncontrolling interest	-	5,000	-	3,000
Real estate assets depreciation and amortization	866,000	882,000	1,797,000	1,672,000
Funds from operations (FFO)	$819,000	535,000	$1,525,000	$770,000

Weighted average shares outstanding	22,020,217	13,829,889	21,289,203	12,275,991

In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us or reimbursements of expenses from the Advisor and proceeds from loans including those secured by our assets.  Given the uncertainty arising from numerous factors, including both the raising and investing of capital in the current financing environment, ultimate FFO performance cannot be predicted with certainty.  Currently, a portion of the cash distributions to our stockholders are made from capital at an annualized rate of 6.0%, based on an $8.00 per share purchase price. These distributions are being paid in anticipation of future cash flow from our investments. Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, reducing the amount of funds that would otherwise be available for investment.

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2009, specifically our obligations under long-term debt agreements and notes receivable:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$45,536,000	$38,553,000	$409,000	$460,000	$6,114,000
Interest expense related to long term debt (2)	$2,467,000	$799,000	$800,000	$749,000	$119,000
Note receivable (3)	$4,100,000	$4,100,000	$-	$-	$-
_________________________
(1) This represents the sum of credit agreement with HSH Nordbank, AG, Wachovia Bank National Association and Transamerica Life Insurance Company.  On March 24, 2009, we notified HSH Nordbank, AG of our intent to exercise the second of two one-year options to extend the loan maturity date.  On June 30, 2009, we satisfied conditions expressed by the lender and extended our loan maturity date to June 30, 2010. The loan agreement with Wachovia has a maturity date of November 13, 2009, and may be prepaid without penalty.  We intend to exercise the option to extend the term of the loan for one year upon satisfaction of conditions set by Wachovia Bank.

(2) Interest expense related to the credit agreement with HSH Nordbank, AG and loan agreement with Wachovia Bank National Association are calculated based on the loan balances outstanding at June 30, 2009, one month LIBOR at June 30, 2009 plus appropriate margin ranging from 1.15% and 1.40%.  Interest expense related to loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum.

(3) We have committed to funding $10.0 million to entities that are parties to an alliance with the managing member of the Advisor.  As of June 30, 2009, we have funded approximately $5.9 million to Servant.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash and cash equivalents in short-term, highly liquid investments including government backed obligations, bank certificates of deposit and interest-bearing accounts which, by their nature, are subject to interest rate fluctuations.  As of June 30, 2009, we had borrowed approximately $15.9 million under our credit facility and loan agreements.

The credit facility with HSH Nordbank and future borrowing on the credit facility is subject to a variable rate through its maturity date.  Under the terms of the amended agreement, the principal balance will be due on June 30, 2010.  The loan agreement with Wachovia Bank, National Association is subject to a variable rate through its maturity date of November 13, 2009.  The loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum and therefore is not subject to any interest rate fluctuations.

An increase in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders.  Based on the debt outstanding as of June 30, 2009, a 1% change in interest rates would result in a change in interest expense of approximately $384,000 per year.  During the period from January 1, 2009 through June 30, 2009, 30-day LIBOR has been flat. There can be no assurance whether this rate will increase or decrease.

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

Because we are dependent upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on your investment.

We are dependent on Cornerstone Realty Advisors to manage our operations and our portfolio of real estate assets.  Our advisor has no operating history and it will depend upon the fees and other compensation that it will receive from us in connection with the purchase, management and sale of our properties to conduct its operations.  To date, the fees we pay to our advisor have been inadequate to cover its operating expenses.  Our advisor has relied on cash raised in private offerings to cover its operational shortfalls.  The FINRA inquiry described below could adversely affect our advisor’s ability to raise capital.  If our advisor is unable to secure additional capital, it may become unable to meet its obligations and we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of your investment in us.

We are dependent on our affiliated dealer manager to raise funds in our offerings.  Events that prevent our dealer manager from serving in that capacity would jeopardize the success of our offerings and could reduce the value of your investment.

The success of our offering depends to a large degree on the capital-raising efforts of our affiliated dealer manager.  If we were unable to raise significant capital in our offering, our general and administrative costs would be likely to continue to represent a larger portion of our revenues than would otherwise be the case, which would likely adversely affect the value of your investment.  In addition, lower offering proceeds would limit the diversification of our portfolio, which would cause the value of your investment to be more dependent on the performance of any one of our properties.  Therefore, the value of your investment could depend on the success of our offering.

We believe that it could be difficult to secure the services of another dealer manager for a public offering of our shares should our affiliated dealer manager be unable to serve in that capacity.  Therefore, any event that hinders the ability of our dealer manager to conduct offerings on our behalf would jeopardize the success of our offering and could adversely affect the value of your investment.  A number of outcomes, including the FINRA proceeding and risks discussed below, could impair our dealer manager’s ability to successfully serve in that capacity.

Our dealer manager has limited capital.  In order to conduct its operations, our dealer manager depends on transaction-based compensation that it earns in connection with offerings in which it participates.  If our dealer manager does not earn sufficient revenues from the offerings that it manages, it may not have sufficient resources to retain the personnel necessary to market and sell large amounts of shares on our behalf.  In addition, our dealer manager has also relied on equity investments from our affiliates in order to fund its operations, and our affiliates have relied on private offering proceeds in order to make such equity investments in our dealer manager.  Should our affiliates become unable or unwilling to make further equity investments in our dealer manager, our dealer manager’s operations and its ability to conduct a successful public offering for us could suffer.

Our dealer manager has been the subject of a non-public inquiry by FINRA focused on private placements conducted by our dealer manager during the period from January 1, 2004 through the present.  We are not the issuer of any of the securities offered in the private placements that are the subject of FINRA’s investigation.  Such issuers, however, are affiliates of our Advisor.  FINRA has informed our dealer manager that it has concluded its inquiry and has indicated its intention to allege that the dealer manager violated NASD Rules 2210 (Communications with the Public), 3010 (Supervision) and 2110 (Standards of Commercial Honor and Principles of Trade) (which is now FINRA Rule 2010) and has proposed significant sanctions against our dealer manager and Terry Roussel, who serves as our dealer manager’s president and chief compliance officer and as one of its two directors.  Our dealer manager has informed us that it believes that it has complied within the conduct rules at issue and that it intends to challenge these findings a FINRA hearing panel if it does not first reach a satisfactory settlement with FINRA regarding the alleged violations.  If FINRA imposes sanctions against our dealer manager, its business could be materially adversely impacted.

Our dealer manager operates in a highly regulated area and must comply with a complex scheme of federal and state securities laws and regulations as well as the rules imposed by FINRA.  In some cases, there may not be clear authority regarding the interpretation of regulations applicable to our dealer manager.  In such an environment, the risk of sanctions by regulatory authorities is heightened.  Although these risks are also shared by other dealer managers of public offerings, the risks may be greater for our dealer manager because of the limited financial resources of our dealer manager and its affiliates.  Limited financial resources may make it more difficult for our dealer manager to endure regulatory sanctions and to continue to serve effectively as the dealer manager of our offering.  If our dealer manager cannot effectively serve as the dealer manager of our offering, our offering may be less successful and the value of your investment may be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-Q.

Initial Public Offering

Our registration statement (SEC File No. 333-121238) for our initial public offering of up to 44,400,000 shares of our common stock at $8.00 per share and up to 11,000,000 additional shares at $7.60 per share pursuant to our distribution reinvestment plan was declared effective on September 22, 2005.  We retained PCC to conduct our initial public offering on a best-efforts basis.  The aggregate offering amount of the shares registered for sale in our initial public offering was $438,800,000.  The offering commenced on January 13, 2006 and terminated on June 1, 2009 prior to the sale of all shares registered.

As of the termination of the offering on June 1, 2009, excluding issuance of approximately 1.2 million shares under our distribution reinvestment plan, we had sold approximately 20.5 million shares of common stock in our initial public offering, raising gross offering proceeds of approximately $163.7 million.  From this amount, we incurred approximately $16.2 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $3.3 million in acquisition fees payable to the Advisor.  We have used approximately $92.9 million of the net offering proceeds to acquire properties and reduce notes payable balance as of June 30, 2009.  As of June 30, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $4.5 million, including approximately $0.1 million of organizational costs that have been expensed, approximately $4.4 million related to offering costs which reduce net proceeds of our initial public offering.

Follow-on Public Offering

Our registration statement (SEC File No. 333-155640) for our follow-on public offering of up to 56,250,000 shares of our common stock at $8.00 per share and up to 21,100,000 additional shares at $7.60 per share pursuant to our distribution reinvestment plan was declared effective on June 10, 2009.  We also retained PCC to conduct our follow-on public offering on a best-efforts basis.  The aggregate offering amount of the shares registered for sale in our follow-on public offering is $610,360,000.  The offering commenced on June 10, 2009 and has not terminated.

As of June 30, 2009, we had not sold any shares of common stocks in our follow-on offering nor issued any shares under our distribution reinvestment plan. Consequently, we had not incurred any selling commissions and dealer manager fees nor acquisitions fees.  As of June 30, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $0.6 million.

During the three months ended June 30, 2009, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program

April 2009	83,284	$7.55	$2,137,023
May 2009	43,057	$7.51	$1,813,122
June 2009	65,454	$7.67	$1,310,558
	191,795

(1)
As long as our common stock is not listed on a national securities exchange or traded on an over –the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased.

On March 23, 2009, our board of directors voted to clarify certain terms of the stock redemption program purchase limitation.  Until September 21, 2012 our stock repurchase program limits the number of shares of stock we can redeem (other than redemptions due to death of a stockholder) to those that we can purchase with net proceeds from the sale of stock under our distribution reinvestment plan in the prior calendar year. Until September 21, 2012 we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our distribution reinvestment plan in the prior calendar year or (ii) 5% of the number of shares outstanding at the end of the prior calendar year.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 10, 2009, we held our annual meeting of stockholders at our executive office in Irvine, California.  Our stockholders elected Paul Danchik, Daniel L. Johnson, Terry G. Roussel, Lee Powell Stedman and Jody Fouch to the board of directors.  The following table sets forth the number of votes cast for, withheld, and the number of abstentions with respect to each nominee for director.  There were no broker non-votes.

Name	Votes For	Votes withheld	Abstentions
Paul Danchik	11,647,866	88,545	91,883
Daniel L. Johnson	11,647,866	88,545	91,883
Terry G. Roussel	11,647,866	88,545	91,883
Lee Powell Stedman	11,647,866	88,545	91,883
Jody Fouch	11,647,866	88,545	91,883

Item 6.	Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the prospectus dated June 10, 2009)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004)

4.3	Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated June 10, 2009)

10.1	Dealer Manager Agreement with Participating Broker Agreement dated as of June 10, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August, 2009.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Terry G. Roussel
Terry G. Roussel, Chief Executive Officer

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)