Form 10-Q
period 2009-09-30
Cornerstone Core Properties REIT, Inc.
filed 2009-11-16
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
☐  Yes  ☒  No

As of November 12, 2009, we had 22,902,680 shares issued and outstanding.

PART I - FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Core Properties REIT, Inc.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$19,123,000	$26,281,000
Investments in real estate:
Land	39,138,000	39,138,000
Buildings and improvements, net	90,205,000	92,327,000
Intangible lease assets, net	930,000	1,490,000
	130,273,000	132,955,000
Notes receivable, net	2,500,000	3,875,000
Note receivable from related party	14,000,000	—
Deferred costs and deposits	37,000	351,000
Deferred financing costs, net	172,000	211,000
Tenant and other receivables, net	724,000	802,000
Other assets, net	323,000	629,000
Total assets	$167,152,000	$165,104,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$45,491,000	$45,626,000
Accounts payable and accrued liabilities	1,539,000	683,000
Payable to related parties	9,000	122,000
Prepaid rent, security deposits and deferred revenue	834,000	969,000
Intangible lease liability, net	245,000	393,000
Distributions payable	896,000	827,000
Total liabilities	49,014,000	48,620,000

Commitments and contingencies (Note 13)

Equity:
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 22,763,057 and 20,570,120 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	24,000	21,000
Additional paid-in capital	128,767,000	121,768,000
Accumulated deficit	(10,790,000)	(5,456,000)
Total stockholders’ equity	118,001,000	116,333,000
Noncontrolling interest	137,000	151,000
Total equity	118,138,000	116,484,000

Total liabilities and equity	$167,152,000	$165,104,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Rental revenues	$1,880,000	$2,321,000	$6,011,000	$6,687,000
Tenant reimbursements and other income	468,000	570,000	1,507,000	1,675,000
Interest income from notes receivable	309,000	61,000	988,000	86,000
	2,657,000	2,952,000	8,506,000	8,448,000
Expenses
Property operating and maintenance	999,000	751,000	2,700,000	2,202,000
General and administrative	364,000	402,000	1,173,000	1,331,000
Asset management fees	381,000	342,000	1,138,000	984,000
Real estate acquisition costs	28,000	—	360,000	—
Depreciation and amortization	989,000	948,000	2,786,000	2,620,000
Impairment of notes receivable	4,626,000	—	4,626,000	—
	7,387,000	2,443,000	12,783,000	7,137,000
Operating (loss) income	(4,730,000)	509,000	(4,277,000)	1,311,000

Interest income	3,000	105,000	7,000	221,000
Interest expense	(341,000)	(680,000)	(1,069,000)	(2,496,000)
Net loss	(5,068,000)	(66,000)	(5,339,000)	(964,000)
Less: Net (loss) income attributable to the noncontrolling interest	(5,000)	—	(5,000)	4,000
Net loss attributable to common stockholders	$(5,063,000)	$(66,000)	$(5,334,000)	$(968,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.22)	$(0.00)	$(0.25)	$(0.07)

Weighted average number of common shares	22,584,321	17,677,146	21,583,192	13,270,335

Dividend declared per common share	$0.12	$0.12	$0.36	$0.36

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance - December 31, 2008	20,570,120	$21,000	$121,768,000	$(5,456,000)	$116,333,000	$151,000	$116,484,000
Issuance of common stock	2,755,353	3,000	21,802,000	—	21,805,000	—	21,805,000
Redeemed shares	(562,416)	—	(4,293,000)	—	(4,293,000)	—	(4,293,000)
Offering costs	—	—	(2,643,000)	—	(2,643,000)	—	(2,643,000)
Dividends declared	—	—	(7,867,000)	—	(7,867,000)	(9,000)	(7,876,000)
Net loss	—	—	—	(5,334,000)	(5,334,000)	(5,000)	(5,339,000)
Balance – September 30, 2009	22,763,057	$24,000	$128,767,000	$(10,790,000)	$118,001,000	$137,000	$118,138,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance - December 31, 2007	9,908,551	$10,000	$64,239,000	$(4,001,000)	$60,248,000	$309,000	$60,557,000
Issuance of common stock	7,816,096	8,000	62,379,000	—	62,387,000	—	62,387,000
Redeemed shares	(159,292)	—	(1,182,000)	—	(1,182,000)	—	(1,182,000)
Offering costs	—	—	(6,601,000)	—	(6,601,000)	—	(6,601,000)
Noncontrolling interest buyout	1,595,141	1,000	(1,000)	—	—	(145,000)	(145,000)
Dividends declared	—	—	(4,870,000)	—	(4,870,000)	(14,000)	(4,884,000)
Net (loss)/income	—	—	—	(968,000)	(968,000)	4,000	(964,000)
Balance – September 30, 2008	19,160,496	$19,000	$113,964,000	$(4,969,000)	$109,014,000	$154,000	$109,168,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(5,339,000)	$(964,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	182,000	371,000
Depreciation and amortization	2,786,000	2,620,000
Straight-line rents and amortization of acquired above (below) market leases, net	(29,000)	(293,000)
Provision for bad debt	423,000	171,000
Impairment of note receivable	4,626,000	—
Change in operating assets and liabilities:
Tenant and other receivables	(292,000)	(37,000)
Prepaid and other assets	177,000	210,000
Payable and accrued liabilities	645,000	332,000
Payable to related parties	(95,000)	(26,000)
Prepaid rent, security deposit and deferred revenues	(135,000)	—
Net cash provided by operating activities	2,949,000	2,384,000

Cash flows from investing activities
Real estate additions and acquisitions	(136,000)	(8,087,000)
Escrow refund	—	150,000
Notes receivable	(17,038,000)	(2,875,000)
Net cash used in investing activities	(17,174,000)	(10,812,000)

Cash flows from financing activities
Issuance of common stock	17,277,000	59,638,000
Redeemed shares	(4,293,000)	(1,182,000)
Repayment of notes payable	(135,000)	(27,404,000)
Offering costs	(2,358,000)	(7,294,000)
Noncontrolling interest	—	(145,000)
Distributions paid to stockholders	(3,271,000)	(1,787,000)
Distributions paid to noncontrolling interest	(9,000)	(12,000)
Deferred financing costs	(144,000)	(242,000)
Net cash provided by financing activities	7,067,000	21,572,000
Net (decrease) increase in cash and cash equivalents	(7,158,000)	13,144,000
Cash and cash equivalents - beginning of period	26,281,000	6,648,000
Cash and cash equivalents - end of period	$19,123,000	$19,792,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$921,000	$2,419,000
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	$896,000	$743,000
Receivable from transfer agent	$—	$45,000
Distribution reinvested	$4,528,000	$2,704,000
Payable to related party	$17,000	$126,000
Security deposits and other liabilities assumed upon acquisition of real estate	$—	$127,000
Assumption of loan in connection with property acquisition	$—	$7,375,000
Accrued acquisition fees not paid	$1,000	$6,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

UNAUDITED
1.	Organization

Cornerstone Core Properties REIT, Inc., a Maryland Corporation, was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  As used in this report, the “Company”, “we”, “us” and “our” refer to Cornerstone Core Properties REIT, Inc. and its consolidated subsidiaries except where the context otherwise requires. Subject to certain restrictions and limitations, our business is managed pursuant to an advisory agreement by an affiliate, Cornerstone Realty Advisors, LLC, a Delaware limited liability company that was formed on November 30, 2004 (the “Advisor”).

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At September 30, 2009, we owned a 99.88% general partner interest in the Operating Partnership while the Advisor owned a 0.12% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

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

We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, to serve as our dealer manager for our offerings.  PCC is responsible for marketing our shares being offered pursuant to the offerings. PCC has been the subject of a non-public inquiry by FINRA focused on private placements conducted by our dealer manager during the period from January 1, 2004 through the present.  We are not the issuer of any of the securities offered in the private placements that are the subject of FINRA’s investigation.  Such issuers, however, are affiliates of our Advisor.  FINRA informed our dealer manager that it has concluded its inquiry and has indicated its intention to allege that PCC violated NASD Rules 2210 (Communications with the Public), 3010 (Supervision) and 2110 (Standards of Commercial Honor and Principles of Trade) (which is now FINRA Rule 2010) in connection with certain private placements.  FINRA has proposed significant sanctions against PCC and Terry Roussel, who serves as PCC’s president and chief compliance officer and as one of its two directors.  PCC has informed us that it believes that it has complied with the requirements of the conduct rules at issue and intends to challenge these findings before a FINRA hearing panel if PCC does not first reach a satisfactory settlement with FINRA regarding the alleged violations.  If FINRA imposes sanctions against PCC, PCC’s business could be materially adversely impacted, which could adversely affect PCC’s ability to serve effectively as the dealer manager of the offering.

We used the net proceeds from our initial public offering to invest primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  We intend to use the net proceeds from our follow-on offering to pay down temporary acquisition financing on our existing assets and to acquire additional real estate investments.  As of September 30, 2009, a total of 20.6 million shares of our common stock had been sold in both offerings for aggregate gross proceeds of approximately $164.6 million, excluding, approximately 1.4 million shares that were reinvested pursuant to our distribution reinvestment plan and approximately 1.6 million shares issued in connection with the special 10% stock dividend related to our initial public offering, reduced by approximately 0.8 million shares pursuant to our stock repurchase program.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC.  Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations.  Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.  In preparing the accompanying interim financial statements, the Company has evaluated the potential occurrence of subsequent events through November 13, 2009, the date at which the financial statements were issued. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2008 Annual Report on Form 10-K as filed with the SEC.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Fair Value of Financial Instruments

On January 1, 2008, we adopted Financial Accounting Standard Board Accounting Standard Codification (“FASB ASC”) 820-10, Fair Value Measurements and Disclosures. FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. FASB ASC 820-10 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. The adoption of FASB ASC 820-10 did not have a material impact on our consolidated financial statements since we do not record our financial assets and liabilities in our consolidated financial statements at fair value.

We adopted FASB ASC 820-10 to our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of FASB ASC 820-10 to our non-financial assets and liabilities did not have a material impact on our consolidated financial statements.

FASB ASC 825-10, Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

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

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, payable to related parties, prepaid rent, security deposits, and deferred revenue, accounts payable and accrued liabilities, notes receivable, note receivable from related party, and notes payable. We consider the carrying values of cash and cash equivalents, tenant and other receivables, payable to related parties, prepaid rent, security deposits, and deferred revenue, accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected payment.

The fair values of notes payable are estimated using lending rates available to us for financial instruments with similar terms and maturities and had been calculated to approximate the carrying value.  The fair value of notes receivable is estimated using current rates at which management believes similar loans would be made and had been calculated to approximate the carrying value. The fair value of the note receivable from related party is not determinable due to the related party nature of the note receivable.

Adoption of Accounting Pronouncements

On January 1, 2009, we adopted FASB ASC 805-10, Business Combinations, which requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  In addition, this standard requires acquisition costs to be expensed as incurred. As a result of our adoption of this standard, approximately $0.4 million of real estate acquisition costs are included within expenses in our condensed consolidated statement of operations for the nine months ended September 30, 2009.

On January 1, 2009, we adopted FASB ASC 810-10-65, Consolidation, which clarifies a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FASB ASC 810-10-65 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

FASB ASC 810-10-65 was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result of the adoption of FASB ASC 810-10-65, we reclassified approximately $0.2 million and $0.3 million in noncontrolling interest to permanent equity on the consolidated balance sheets as of December 31, 2008 and 2007, respectively.  The impact of such adoption on net loss for the periods ended September 30, 2009 and 2008 was approximately $5,000 and $0, respectively. In periods subsequent to the adoption of FASB ASC 810-10-65, we will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

FASB ASC 810-10-65 requires retrospective application of the presentation and disclosure requirements for all periods presented or to be incorporated by reference in any registration statements to be filed by the Company subsequent to the adoption of FASB ASC 810-10-65. However, given that the amounts changed as a result of the retrospective application of FASB ASC 810-10-65 are insignificant, we will make such prior period adjustments in future filings.

On April 9, 2009, the FASB issued three FASB Staff Positions (“FSP”) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

FASB ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with FASB ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP states a reporting entity shall evaluate circumstances to determine whether the transaction is orderly based on the weight of the evidence. Additional disclosures required by this FSP include the inputs and valuation techniques used to measure fair values and any changes in such.

FASB ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

FASB ASC 320-10-65-1, Recognition and Presentation of Other-Than-Temporary Impairments, intends to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The FSP also requires increased and timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.   On April 1, 2009, we adopted the FSPs to enhance disclosures regarding fair value measurements.  The adoption of these FSPs did not have a significant impact on our condensed consolidated financial statements.

On April 13, 2009, SEC Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 ("SAB 111"). SAB 111 amends and replaces FASB ASC 320-10-S99-1, Miscellaneous Accounting – Other Than Temporary Impairment of Certain Investments in Equity Securities, to reflect FASB ASC 320-10-65-1. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended FASB ASC 320-10-S99-1 maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FASB ASC 320-10-65-1. The adoption of SAB 111 on April 1, 2009 did not have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued FASB ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. We have adopted this standard as of June 30, 2009.  The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles, which will become the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted this standard as of September 30, 2009.  The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), (SFAS 167 shall remain authoritative until integrated in the ASC), which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009.  We will adopt this standard on January 1, 2010.  We are in the process of evaluating the impact of this standard to our financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), (SFAS 166 shall remain authoritative until integrated in the ASC). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. We will adopt this standard on January 1, 2010.   We do not believe that the adoption of this standard will have a material effect on our condensed consolidated financial statements.

4.	Investments in Real Estate

As of September 30, 2009, our portfolio consists of twelve properties which were approximately 79.63% leased.  The following table provides summary information regarding our properties.

Property	Location	Date Purchased	Square Footage	Purchase Price	Associated Debt	September 30, 2009 % Leased
2111 South Industrial Park	North Tempe, AZ	June 1, 2006	26,800	$1,975,000	$—	85.07%
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—	75.69%
15172 Goldenwest Circle	Westminster, CA	December 1, 2006	102,200	11,200,000	2,824,000	100.00%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	4,702,000	51.46%
Mack Deer Valley	Phoenix, AZ	January 21, 2007	180,985	23,150,000	3,868,000	80.23%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	76.18%
Pinnacle Park Business Center	Phoenix, AZ	October 2, 2007	159,661	20,050,000	4,553,000	100.00%
Orlando Small Bay Portfolio
Carter	Winter Garden, FL	November 15, 2007	49,125	4,624,000		92.37%
Goldenrod	Orlando, FL	November 15, 2007	78,646	7,402,000		80.65%
Hanging Moss	Orlando, FL	November 15, 2007	94,200	8,866,000		82.59%
Monroe South	Sanford, FL	November 15, 2007	172,500	16,236,000		63.24%
			394,471	37,128,000	22,420,000	79.83%
Monroe North CommerCenter	Sanford, FL	April 17, 2008	181,348	14,275,000	7,124,000	78.49%
			1,232,839	$134,278,000	$45,491,000	79.63%

As of September 30, 2009, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	Site Improvements	In-Place Leases	Acquired Above Market Leases	Acquired Below Market Leases
Cost	$86,207,000	$10,360,000	$2,009,000	$1,692,000	$(834,000)
Accumulated depreciation and amortization	(5,102,000)	(1,260,000)	(1,366,000)	(1,405,000)	589,000
Net	$81,105,000	$9,100,000	$643,000	$287,000	$(245,000)

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

Depreciation expense associated with buildings and improvements and site improvements for the three months ended September 30, 2009 and 2008 was $781,000 and $759,000, respectively.  Depreciation expense associated with buildings and improvements and site improvements for the nine months ended September 30, 2009 and 2008 was approximately $2.3 million and $2.1 million, respectively.

Amortization expense, net associated with the lease intangible assets and liabilities for the three months ended September 30, 2009 and 2008 was $141,000 and $128,000, respectively.  Amortization expense, net associated with the lease intangible assets and liabilities for the nine months ended September 30, 2009 and 2008 was $363,000 and $392,000, respectively.  Estimated amortization expense, net for October 1, 2009 through December 31, 2009 and each of the four subsequent years is as follows:

Lease Intangibles Amortization
October 1, 2009 to December 31, 2009	$89,000
2010	$302,000
2011	$167,000
2012	$65,000
2013	$41,000

The estimated useful lives for lease intangibles range from approximately one month to nine years.  As of September 30, 2009, the weighted-average amortization period for in-place leases, acquired above market leases and acquired below market leases were 4.1 years, 4.7 years and 3.5 years, respectively.

5.	Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $504,000 and $316,000 as of September 30, 2009 and December 31, 2008, respectively.

6.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments.  Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited.  Currently, the Federal Deposit Insurance Corporation, or FDIC, generally insures amounts up to $250,000 per depositor per insured bank, which is scheduled to be reduced to $100,000 after December 31, 2009.  As of September 30, 2009, we had cash accounts in excess of FDIC insured limits.

As of September 30, 2009, we owned three properties in the state of California, three properties in the state of Arizona and six properties in the state of Florida.  Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.

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

On a quarterly basis, we evaluate the collectability of our notes receivable.  Our evaluation of collectability involves judgment, estimates and a review of the Servant business models and their future operations. During the quarter ended September 30, 2009, we concluded that the collectability cannot be reasonably assured and therefore, in accordance with FASB ASC 450-20, Contingencies – Loss Contingencies, we recorded a note receivable reserve of approximately $4.6 million against the balance of the Servant Investments LLC note. The amount of this reserve has been included in our condensed consolidated statements of operations under impairment of notes receivable.

For the three months ended September 30, 2009 and 2008, interest income from the notes receivable was $59,000 and $61,000, respectively. For the nine months ended September 30, 2009 and 2008, interest income from the notes receivable was $300,000 and $86,000, respectively.

8.	Note Receivable from Related Party

On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that is a wholly owned subsidiary of Cornerstone Growth & Income REIT, Inc., a publicly offered, non-traded real estate investment trust (“REIT”) sponsored by affiliates of our sponsor.  The loan is secured by a property and will mature on January 21, 2010, with no option to extend and bears interest at a variable rate of 300 basis points over the prime rate for the term of the loan.  Caruth Haven, L.P. may repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty.  Monthly installments on the loan are interest-only and the entire principal amount is due on the maturity date, assuming no prior principal prepayment. For the three months ended September 30, 2009 and 2008, interest income for notes receivable from related party was $224,000 and $0 respectively. For the nine months ended September 30, 2009 and 2008, interest income for note receivable from related party was $615,000 and $0, respectively.

9.	Payable to Related Parties

Payable to related parties at September 30, 2009 and December 31, 2008 consists of offering costs, acquisition fees, and expense reimbursement payable and sales commissions and dealer manager fees incurred to the Advisor and PCC.

10.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  As of September 30, 2009, we had sold approximately 20.6 million shares of common stock for total gross proceeds of approximately $164.6 million.  As of December 31, 2008, we had sold approximately 18.4 million shares of common stock for a total of approximately $147.3 million of gross proceeds.

Distributions

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.  We have registered 21,100,000 shares of our common stock for sale pursuant to the distribution reinvestment plan in connection with our follow-on offering.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share.  As of September 30, 2009 and December 31, 2008, approximately 1.4 million and 0.8 million shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared during the nine months ended September 30, 2009 and 2008:

	Distribution Declared
Period	Cash	Reinvested	Total

First quarter 2008 (1)	$485,000	$719,000	$1,204,000
Second quarter 2008 (1)	$611,000	$926,000	$1,537,000
Third quarter 2008 (1)	$832,000	$1,297,000	$2,129,000

First quarter 2009	$1,020,000	$1,464,000	$2,484,000
Second quarter 2009	$1,125,000	$1,523,000	$2,648,000
Third quarter 2009	$1,181,000	$1,554,000	$2,735,000

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

During the nine months ended September 30, 2009, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January	40,873	$6.77
February	137,395	$7.51
March	152,984	$7.61
April	83,284	$7.55
May	43,057	$7.51
June	65,453	$7.67
July	23,079	$7.39
August	8,113	$7.99
September	8,178	$7.98
	562,416

 During the nine months ended September 30, 2008, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January	12,500	$7.20
February	12,484	$7.36
March	2,016	$7.15
April	396	$7.09
May	14,616	$7.61
June	31,607	$7.51
July	56,504	$7.59
August	22,569	$7.15
September	6,600	$6.76
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

Effective January 1, 2006, we adopted the provisions of, FASB ASC 718-10, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  On August 6, 2008 and August 8, 2007, we granted our non-employee directors nonqualified stock options to purchase an aggregate of 20,000 and 20,000 shares of common stock, respectively, at an exercise price of $8.00 per share.  Of these options, 15,000 lapsed on November 8, 2008 due to the resignation of one director from the board of directors on August 6, 2008.  Outstanding stock options became immediately exercisable in full on the grant date, expire in ten years after the grant date, and have no intrinsic value as of September 30, 2009.  For the three and nine months ended September 30, 2009 and 2008, we did not incur any non-cash compensation expenses.  No stock options were exercised or canceled during the three and nine months ended September 30, 2009. In connection with the registration of the shares in our follow-on offering, we have suspended the issuance of options to our independent directors under the Plan, and we do not expect to issue additional options to our independent directors until we cease offering shares pursuant to our offering.

11.	Related Party Transactions

On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that is a wholly owned subsidiary of Cornerstone Growth & Income REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor.  See Note 8 for further discussion.

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

Organizational and Offering Costs.  Organizational and offering costs of our offerings are being paid by the Advisor on our behalf and will be reimbursed to the Advisor from the proceeds of our offerings.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with our offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.  In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from our initial public offering and follow-on offering.

As of September 30, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs for our initial public offering totaling approximately $4.5 million, including approximately $0.1 million of organizational costs that was expensed, approximately $4.4 million of offering costs which reduce net proceeds of our initial public offering.  As of December 31, 2008, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling for our initial public offering totaling approximately $4.2 million, including approximately $0.1 million of organizational costs that have been expensed, approximately $4.1 million of offering costs which reduced net proceeds of our initial public offering.

The Advisor and its affiliates had incurred organizational and offering costs on our behalf for our follow-on offering in the amount of approximately $0.6 million and $0.3 million as of September 30, 2009 and December 31, 2008.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the Advisor acquisition fees in an amount equal to 2% of the gross proceeds of our primary offering.  We will pay the acquisition fees upon receipt of the gross proceeds from our primary offering.  However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the three and nine months ended September 30, 2009, the Advisor earned approximately $18,000 and $345,000 respectively of acquisition fees, which had been expensed as incurred in accordance with our adoption of FASB ASC 805-10 effective January 1, 2009.  For the three and nine months ended September 30, 2008, the Advisor earned approximately $469,000 and $1.2 million, respectively of acquisitions fees which had been capitalized.

Management Fees.  The advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate book basis carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP.  In addition, we will reimburse the Advisor for the direct costs and expenses incurred by the Advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we pay to third party property managers.  For the three months ended September 30, 2009 and 2008 the Advisor earned $381,000 and $342,000 respectively of asset management fees, which were expensed and included in asset management fees in our condensed consolidated statement of operations.  For the nine months ended September 30, 2009 and 2008, the Advisor earned approximately $1.1 million and $1.0 million respectively of asset management fees, which were expensed and included in asset management fees in our condensed consolidated statement of operations.

Operating Expenses. The advisory agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us.  For the three months ended September 30, 2009 and 2008, $129,000 and $177,000 of such costs, respectively, were reimbursed and included in general and administrative expenses in our condensed consolidated statement of operations.   For the nine months ended September 30, 2009 and 2008, $405,000 and $610,000 of such costs, respectively, were reimbursed and included in general and administrative expenses in our condensed consolidated statement of operations.  The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in our primary offerings.  PCC, as dealer manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in our primary offerings.  The dealer manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in our primary offerings.  The advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) in excess of 13.5% of gross proceeds from our primary offerings.  For the three months ended September 30, 2009 and 2008, our dealer manager earned sales commission and dealer manager fees of $82,000 and approximately $2.3 million respectively. For the nine months ended September 30, 2009 and 2008, our dealer manager earned sales commission and dealer manager fees of approximately $1.7 million and $5.9 million, respectively. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

12.	Notes Payable

On June 30, 2006, we entered into a credit agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during our offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  As of September 30, 2009 and December 31, 2008, we had net borrowings of approximately $15.9 million, under the credit agreement.

The credit agreement permits us to borrow up to $50.0 million secured by real property at a borrowing rate based on 30-day LIBOR plus a margin ranging from 115 to 135 basis points and requires payment of a usage premium of up to 15 basis points and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.  On March 24, 2009, we notified the lender of our intent to exercise the second of two one-year options to extend the loan maturity date.  On June 30, 2009, we satisfied conditions expressed by the lender and extended our loan maturity date to June 30, 2010. The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement.  The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of September 30, 2009, we were in compliance with all these financial covenants.  During the three months ended September 30, 2009 and 2008, we incurred $58,000 and $260,000 of interest expense, respectively, related to the credit agreement.  During the nine months ended September 30, 2009 and 2008, we incurred $186,000 and approximately $1.2 million of interest expense, respectively, related to the credit agreement.

On November 13, 2007, we entered into a loan agreement with Wachovia Bank, National Association to facilitate the acquisition of properties during our offering period.  Pursuant to the terms of the loan agreement, we may borrow $22.4 million at an interest rate of 140 basis points over 30-day LIBOR, secured by specified real estate properties.  The loan agreement has a maturity date of November 13, 2009, and may be prepaid without penalty.  On August 17, 2009, we notified Wachovia Bank of our intent to exercise the option to extend the loan for one year. The entire $22.4 million available under the terms of the loan was used to finance an acquisition of properties that closed on November 15, 2007.  On November 10, 2009, we received a letter from Wachovia Bank approving the loan extension pending an approximately $6.6 million of principal reduction and satisfaction of certain conditions expressed per the loan agreement. During the three months ended September 30, 2009 and 2008, we incurred $96,000 and $228,000 of interest expense, respectively, related to the loan agreement.  During the nine months ended September 30, 2009 and 2008, we incurred $300,000 and $719,000 of interest expense, respectively, related to the loan agreement.

In connection with our acquisition of Monroe North CommerCenter, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”).  Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica mortgage loan.  The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum.  During the three months ended September 30, 2009 and 2008, we incurred $105,000 and $108,000 of interest expense, respectively, related to the loan agreement.  During the nine months ended September 30, 2009 and 2008, we incurred $317,000 and $197,000 of interest expense, respectively, related to the loan agreement.  As of September 30, 2009 and December 31, 2008, we had net borrowings of approximately $7.1 million and $7.3 million, respectively, under the Loan Assumption Agreement.

The principal payments due on Monroe North CommerCenter mortgage loan for October 1, 2009 to December 31, 2009 and each of the subsequent years is as follows:

Year	Principal amount
October 1, 2009 to December 31, 2009	$46,000
2010	$193,000
2011	$204,000
2012	$217,000
2013	$230,000
2014 and thereafter	$6,234,000

In connection with our notes payable, we had incurred financing costs totaling approximately $1.5 million and approximately $1.4 million as of September 30, 2009 and December 31, 2008, respectively.  These financing costs have been capitalized and are being amortized over the life of the agreements.  For the three months ended September 30, 2009 and 2008, $54,000 and $63,000, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.  For the nine months ended September 30, 2009 and 2008, $182,000 and $371,000, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.  Consistent with our borrowing policies, during our offering, we will borrow periodically to acquire properties and for working capital.  We will determine whether to use the proceeds of our offerings to repay amounts borrowed under the credit agreement and loan agreements depending on a number of factors, including the investments that are available to us for purchase at the time and the cost of the credit facility.  Following the closing of our offerings, we will endeavor to repay all amounts owing under the credit agreement and loan agreements or that are secured by our properties and which have not previously been paid.  To the extent sufficient proceeds from our offerings are unavailable to repay the indebtedness secured by properties within a reasonable time following the closing of our offerings as determined by our board of directors, we may sell properties or raise equity capital to repay the secured debt, so that we will own our properties with no permanent acquisition financing.

13.	Commitments and Contingencies

We committed to fund up to $10.0 million to Servant. As of September 30, 2009, we have funded approximately $6.9 million of the commitment. See note 7 for further detail.

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

Sale of Shares of Common Stock

As of November 13, 2009, we had raised approximately $165.0 million through the issuance of approximately 20.7 million shares of our common stock under our initial public offering and follow-on offering, excluding, approximately 1.5 million shares that were reinvested pursuant to our distribution reinvestment plan and approximately 1.6 million shares issued in connection with the special 10% stock dividend related to our initial public offering, reduced by approximately 0.8 million shares pursuant to our stock repurchase program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All forward-looking statements should be read in light of the risks identified in Part II, Item 1A herein and Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A of our quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, all filed with the Securities and Exchange Commission (the “SEC”).

Overview

Cornerstone Core Properties REIT, Inc., a Maryland corporation, was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  As used in this report, the “Company”, “we”, “us” and “our” refer to Cornerstone Core Properties REIT, Inc. and its consolidated subsidiaries except where the context otherwise requires. We have no paid employees and are externally managed pursuant to an advisory agreement by an affiliate, Cornerstone Realty Advisors, LLC, a Delaware limited liability company that was formed on November 30, 2004 (the “Advisor”).

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At September 30, 2009, we owned 99.88% general partner interest in the Operating Partnership while the Advisor owned a 0.12 % limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

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

As of September 30, 2009, we had raised approximately $164.6 million of gross proceeds from the sale of approximately 20.6 million shares of our common stock in our initial public offering and follow-on offering and had acquired twelve properties.

Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease. Our growth depends, in part, on our ability to increase rental income and other earned income from leases by increasing rental rates and occupancy levels and control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

Market Outlook – Real Estate and Real Estate Finance Markets

During 2008 and 2009, significant and widespread concerns about credit risk and access to capital have been present in the global capital markets. Both the national and most global economies have experienced substantially increased unemployment and a downturn in economic activity. In addition, recent failure or near failure of several large financial institutions, together with government interventions in the financial system, including interventions in bankruptcy proceedings and restrictions on businesses, have led to increased market uncertainty and volatility. Despite certain recent positive economic indicators and improved stock market performance, the aforementioned conditions, combined with stagnant business activity and low consumer spending, have resulted in an unprecedented global recession and continue to contribute to a challenging macro-economic environment that may interfere with the implementation of our business strategies.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has also been experiencing deteriorating fundamentals across all major property types and most geographic markets. Tenant defaults are on the rise, while demand for commercial real estate space is contracting. It is expected that this will create a highly competitive leasing environment that should result in downward pressure on both occupancy and rental rates, resulting in leasing incentives becoming more common. Mortgage delinquencies and defaults have trended upward, with many industry analysts predicting significant credit defaults, foreclosures and principal losses, in particular for subordinate securitized debt instruments.

From a financing perspective, the severe dislocations and liquidity disruptions in the credit markets have impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities market, formerly a significant source of liquidity and debt capital, has become inactive and has left a void in the market for long-term, affordable, fixed rate debt. This void has been partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards considerably, while simultaneously generally limiting lending to existing relationships with borrowers that invest in high quality assets in top tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage and mitigate the risk of overconcentration in certain borrowers.

Currently, benchmark interest rates, such as LIBOR, are at historic lows, allowing some borrowers with variable rate real estate loans to continue making debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. These low rates have benefitted borrowers with floating rate debt who have experienced lower revenues due to decreased occupancy or lower rental rates. Low short-term rates have allowed them to meet their debt obligations but the borrowers would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers will find it increasingly difficult to refinance these loans in the current underwriting environment.

These market conditions have and will likely continue to have a significant impact on our real estate investments. In addition, these market conditions have impacted our tenants’ businesses, which makes it more difficult for them to meet current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Increases in rental concessions given to retain tenants and maintain our occupancy level, which is vital to the continued success of our portfolio, has resulted in lower current cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flows. Historically low interest rates have helped offset some of the impact of these decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates may not remain at these historically low levels for the remaining life of many of our investments.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC, except as discussed under Note 3 of the accompanying consolidated financial statements.

Results of Operations

We owned twelve properties during the full three month and periods ended September 30, 2009 and 2008.  In January 2009, we made a $14.0 million mortgage loan to an affiliate.

Three months ended September 30, 2009 and 2008

Rental revenues and tenant reimbursements in the quarter were approximately $2.3 million, a decrease of $0.6 million, from the comparable quarter of 2008. The decrease is primarily due to lower occupancy rates, longer lease up periods for vacant units, and tenant collectability issues resulting from the current economic environment.

Interest income from notes receivable was approximately $0.3 million in the 2009 quarter, an increase of $0.2 million, from the comparable quarter of 2008. The increase is due to higher notes receivable balances in 2009.

Property operating and maintenance expense for the 2009 quarter was approximately $1.0 million, an increase of $0.2 million, from the comparable quarter of 2008. The increase is primarily due to increases in property taxes and bad debt expense and legal collection costs, resulting from current economic conditions.

General and administrative expense for 2009 quarter was approximately $0.4 million, comparable to the same quarter of 2008.

Asset management fees for the 2009 quarter were approximately $0.4 million, comparable to the same quarter of 2008.

Real estate acquisition costs for the 2009 quarter were $28,000, compared to $0 for the 2008 quarter.  The increase reflects the January 2009 adoption of FASB ASC 805-10 which requires expensing certain costs that were previously capitalized with the property.

Depreciation and amortization for the 2009 quarter was approximately $0.9 million and was comparable to the same quarter of 2008.

A note receivable impairment reserve of approximately $4.6 million was recorded in the 2009 quarter. There was no impairment reserve in the comparable period of 2008. The 2009 impairment was based on our evaluation of collectability that involves judgment, estimates and a review of the Servant business models and their future operations. While we remain confident of Servant Investment’s ability to successfully execute its business plans, changes in the economic environment and market conditions have delayed planned initiatives, and we concluded that the collectability cannot be reasonably assured.

Interest income for the 2009 quarter was $3,000, a decrease of $102,000, from the comparable quarter of 2008.  The decrease is primarily due to lower investment rates on short term investments combined with a decline in the average cash balance available for investment.

Interest expense for the 2009 quarter was $0.3 million, a decrease of $0.4 million, from the comparable quarter of 2008. The decrease is primarily due to lower interest rates on our credit agreement with HSH Nordbank and Wachovia Bank and a lower debt balance as a result of the $25.0 million principal pay down in the third quarter of 2008.

Nine months ended September 30, 2009 and 2008

Rental revenues and tenant reimbursements for the nine months ended September 30, 2009 was approximately $7.5 million, a decrease of $0.9 million from the comparable period in 2008. The decrease is primarily due to lower occupancy rates, longer lease up periods for vacant units, and tenant collectability issues as a result of the current economic environment.

Interest revenue from notes receivable for the nine months ended September 30, 2009 was approximately $1.0 million, an increase of approximately $0.9 million from the comparable period of 2008. The increase is due to higher notes receivable balances.

Property operating and maintenance expense for the nine months ended September 30, 2009 was approximately $2.7 million, an increase of approximately $0.5 million from the comparable period of 2008. The increase is primarily due to an increase in property taxes and bad debt expense and legal collection costs as a result of current economic conditions.

General and administrative expense for the nine months ended September 30, 2009 was approximately $1.2 million, a decrease of $0.1 million, from the comparable period of 2008. The decrease is due to timing and incurrence of services provided by the Advisor and lower legal and abandoned projects costs partially offset by higher board of director and professional fees.

Asset management fees for the nine months ended September 30, 2009 were approximately $1.1 million, an increase of $0.1 million, from comparable period of 2008. The increase is due to higher average assets under management in 2009.

Real estate acquisition costs for the nine months ended September 30, 2009 were approximately $0.4 million compared to $0 for the comparable period of 2008. The increase reflects the January 2009 adoption of FASB ASC 805-10 which requires expensing certain costs that were previously capitalized with the property.

Depreciation and amortization for the nine months ended September 30, 2009 was approximately $2.8 million, an increase of $0.2 million from the comparable period of 2008. The increase is due to the property acquired during second quarter of 2008.

A note receivable impairment reserve of approximately $4.6 million was recorded in the nine months ended September 30, 2009. No impairment was recorded in the comparable period of 2008. The 2009 impairment was based on our evaluation of collectability that involves judgment, estimates and a review of the Servant business models and their future operations. While we remain confident of Servant Investment’s ability to successfully execute its business plans, changes in the economic environment and market conditions have delayed planned initiatives, and we concluded that the collectability cannot be reasonably assured.

Interest income for the nine months ended September 30, 2009 was $7,000, a decrease of approximately $0.2 million from the comparable period of 2008.  The decrease is primarily due to lower rates paid on short term investments combined with a lower average cash balances available for investment.

Interest expense for the nine months ended September 30, 2009 was approximately $1.1 million, a decrease of $1.4 million, from $2.5 million for the comparable period of 2008. The decrease is primarily due to lower interest rates on our credit agreement with HSH Nordbank and Wachovia Bank.

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

On January 6, 2006, we commenced an initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan.  We stopped making offers under our initial public offering on June 1, 2009.  On June 10, 2009, we commenced a follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale pursuant to a primary offering and 21,100,000 shares for sale pursuant to our dividend reinvestment plan. As of September 30, 2009, a total of approximately 20.6 million shares of our common stock had been sold in our combined offerings for aggregate gross proceeds of approximately $164.6 million.

As of September 30, 2009, we had approximately $19.1 million in cash and cash equivalents on hand and approximately $34.1 million available under our acquisition credit facility with HSH Nordbank.

We may use the available credit under our credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.  On March 24, 2009, we notified HSH Nordbank of our intent to exercise the second of two one-year options to extend the loan maturity date.  On June 30, 2009, we satisfied conditions expressed by the lender and extended our loan maturity date to June 30, 2010. The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement.  The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of September 30, 2009, we were in compliance with all these financial covenants.

In addition, on August 17, 2009, we notified Wachovia Bank of our intent to exercise the option to extend our outstanding $22.4 million loan for one year to November 13, 2010. On November 10, 2009, we received a letter from Wachovia Bank approving the loan extension pending an approximately $6.6 million of principal reduction and satisfaction of certain conditions expressed per the loan agreement.

We anticipate paying down the existing debt obligations with proceeds raised from our offerings and proceeds to be received from a note receivable from a related party when it matures in January 2010.  Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

There may be a delay between the sale of our shares and the purchase of properties.  During this period, net offering proceeds will be temporarily invested in short-term, liquid investments that could yield lower returns than investments in real estate.

Until proceeds from our offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.  For the nine months ended September 30, 2009, cash distributions to stockholders were paid from a combination of cash flow from operations and net proceeds raised from our offerings.

Distributions paid for the three months ended September 30, 2009 were approximately $2.7 million. Of this amount, approximately $1.6 million was reinvested through our dividend reinvestment plan and approximately $1.1 million was paid in cash to stockholders. 97.0% of the total cash distributions paid for the three months ended September 30, 2009 was funded from cash flow from operations; the shortfall of $36,000, or 3.0% of the total cash amount distributed, was funded from proceeds from our offering.

As of September 30, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs for our initial public offering totaling approximately $4.5 million, including approximately $0.1 million of organizational costs that was expensed, approximately $4.4 million of offering costs which reduce net proceeds of our initial public offering.  As of December 31, 2008, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling for our initial public offering totaling approximately $4.2 million, including approximately $0.1 million of organizational costs that have been expensed, approximately $4.1 million of offering costs which reduced net proceeds of our initial public offering.

The Advisor and its affiliates had incurred organizational and offering costs on our behalf for our follow-on offering in the amount of approximately $0.6 million and $0.3 million as of September 30, 2009 and December 31, 2008.

In no event will we have any obligation to reimburse the Advisor for these costs totaling in excess of 3.5% of the gross proceeds from our initial public offering and follow-on public offering.  As of September 30, 2009, we had reimbursed to the Advisor a total of $4.5 million for our initial public offering and $0.6 million for our follow-on offering.

At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor has agreed to reimburse us to the extent that our organization and offering expenses exceed this 3.5% limitation at the conclusion of our offerings. In addition, the Advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our public offerings.

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

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, noncontrolling interests and subsidiaries.  Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculations of FFO for the three and nine months ended September 30, 2009 and 2008 are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss attributable to common stockholders	$(5,068,000)	$(66,000)	$(5,339,000)	$(964,000)
Adjustments:
Net (loss) income attributable to noncontrolling interest	(5,000)	-	(5,000)	4,000
Real estate assets depreciation and amortization	989,000	948,000	2,786,000	2,620,000
Funds from operations (FFO)	$(4,074,000)	$882,000	$(2,548,000)	$1,652,000

Weighted average shares outstanding	22,584,321	17,677,134	21,583,192	13,270,334

In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us or reimbursements of expenses from the Advisor and proceeds from loans including those secured by our assets.  Given the uncertainty arising from numerous factors, including both the raising and investing of capital in the current financing environment, ultimate FFO performance cannot be predicted with certainty.  Currently, a portion of the cash distributions to our stockholders are made from capital at an annualized rate of 6.0%, based on an $8.00 per share purchase price. These distributions are being paid in anticipation of future cash flow from our investments. Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, reducing the amount of funds that would otherwise be available for investment.

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2009, specifically our obligations under long-term debt agreements and notes receivable:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$45,491,000	$38,556,000	$415,000	$467,000	$6,053,000
Interest expense related to long term debt (2)	$2,200,000	$634,000	$794,000	$742,000	$30,000
Note receivable (3)	$3,100,000	$3,100,000	$-	$-	$-
_________________________
(1) This represents the sum of a credit agreement with HSH Nordbank, AG and loan agreements with Wachovia Bank National Association and Transamerica Life Insurance Company.  On March 24, 2009, we notified HSH Nordbank, AG of our intent to exercise the second of two one-year options to extend the loan maturity date.  On June 30, 2009, we satisfied conditions expressed by the lender and extended our loan maturity date to June 30, 2010. The loan agreement with Wachovia has a maturity date of November 13, 2009, and may be prepaid without penalty.  On August 17, 2009, we notified Wachovia Bank of our intent to exercise the option to extend the loan for one year.  On November 10, 2009, we received a letter from Wachovia Bank approving the loan extension pending an approximately $6.6 million of principal reduction and satisfaction of certain conditions expressed per the loan agreement.

(2) Interest expense related to the credit agreement with HSH Nordbank, AG and loan agreement with Wachovia Bank National Association are calculated based on the loan balances outstanding at September 30, 2009, one month LIBOR at September 30, 2009 plus appropriate margin ranging from 1.15% and 1.40%.  Interest expense related to loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum.

(3) We have committed to funding $10.0 million to entities that are parties to an alliance with the managing member of the Advisor.  As of September 30, 2009, we have funded approximately $6.9 million to Servant.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash and cash equivalents in short-term, highly liquid investments including government backed obligations, bank certificates of deposit and interest-bearing accounts which, by their nature, are subject to interest rate fluctuations.  As of September 30, 2009, we had borrowed approximately $15.9 million under our credit facility and loan agreements.

The credit facility with HSH Nordbank and future borrowing on the credit facility is subject to a variable rate through its maturity date.  Under the terms of the amended agreement, the principal balance will be due on September 30, 2010.  The loan agreement with Wachovia Bank, National Association is subject to a variable rate through its maturity date of November 13, 2009.  The loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum and therefore is not subject to any interest rate fluctuations.

An increase in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders.  Based on the debt outstanding as of September 30, 2009, a 1% change in interest rates would result in a change in interest expense of approximately $384,000 per year.  During the period from January 1, 2009 through September 30, 2009, 30-day LIBOR has been flat. There can be no assurance whether this rate will increase or decrease.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our limited operating history makes it difficult for you to evaluate us.  In addition, as a company in its early stages of operations we have incurred losses in the past and may continue to incur losses.

We have a limited operating history. As a consequence, our past performance and the past performance of other real estate investment programs sponsored by affiliates of our advisor may not be indicative of the performance we will achieve. We were formed on October 22, 2004 in order to invest primarily in investment real estate. We have acquired twelve properties as of the date of this report and generated limited income, cash flow, funds from operations or funds from which to make distributions to our shareholders.  In addition, as a company in its early stages of operations, we have incurred losses since our inception and we may continue to incur losses.

We have, and may in the future, pay distributions from sources other than cash provided from operations.

Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. The distributions paid for the four quarters ended September 30, 2009 were approximately $10.1 million.  Of this amount approximately $5.9 million was reinvested through our dividend reinvestment plan and approximately $4.2 million was paid in cash to stockholders. For the four quarters ended September 30, 2009 cash flow from operations and FFO were approximately $3.1 million and $(2.1) million, respectively.  Accordingly, for the four quarters ended September 30, 2009, total distributions exceeded cash flow from operations and FFO for the same period. During the four quarters ended September 30, 2009, total distribution paid in cash exceeded cash flow from operations and FFO for the same period. We used offering proceeds to pay cash distributions in excess of cash flow from operations during the fourth quarters ended September 30, 2009.  Please see “Selected Information Regarding Our Operations – Distributions” and “Market for and Distributions on our Common Stock – Distribution History” in the prospectus for a more complete discussion regarding our payment of distributions.

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

As of the termination of the offering on June 1, 2009, excluding issuance of approximately 1.2 million shares under our distribution reinvestment plan, we had sold approximately 20.5 million shares of common stock in our initial public offering, raising gross offering proceeds of approximately $163.7 million.  From this amount, we incurred approximately $16.2 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $3.3 million in acquisition fees payable to the Advisor.  We have used approximately $93.0 million of the net offering proceeds to acquire properties and reduce notes payable balance as of September 30, 2009.  As of September 30, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $4.5 million, including approximately $0.1 million of organizational costs that have been expensed, approximately $4.4 million related to offering costs which reduce net proceeds of our initial public offering.

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

As of September 30, 2009, excluding issuance of approximately 0.2 million shares under our distribution reinvestment plan, we had sold approximately 0.1 million shares of common stock in our follow-on offering, raising gross offering proceeds of approximately $0.9 million.  From this amount, we incurred approximately $82,000 in selling commissions and dealer manager fees payable to our dealer manager and approximately $18,000 in acquisition fees payable to the Advisor.  As of September 30, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $0.6 million which reduce net proceeds of our follow-on public offering provided, however that we will have no obligation to reimburse of Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds of our follow-on offering at the conclusion of the offering.

During the three months ended September 30, 2009, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program

July 2009	23,079	$7.39	$-
August 2009	8,113	$7.99	$-
September 2009	8,178	$7.98	$-
	39,370

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November, 2009.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Terry G. Roussel
Terry G. Roussel, Chief Executive Officer

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)