Form 10-K
period 2009-12-31
Cornerstone Core Properties REIT, Inc.
filed 2010-03-30
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

As of June 30, 2009 (the last business day of the registrant’s second fiscal quarter), there were 22,482,541 shares of common stock held by non-affiliates of the registrant having an aggregate market value of $166,918,796.

As of March 26, 2010, there were approximately 22,733,499 shares of common stock of Cornerstone Core Properties REIT, Inc. outstanding. The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2010, into Part III of this Form 10-K to the extent stated herein.

CORNERSTONE CORE PROPERTIES REIT, INC.
(A Maryland Corporation)

PART I

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Item 1A of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, there can be no assurance that our expectations will be realized.

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

Our external advisor is Cornerstone Realty Advisors, LLC, a Delaware limited liability company. One of our directors is also a director of our advisor and all of our officers are also officers of our advisor.  Our advisor has contractual and fiduciary responsibilities to us and our stockholders.  Under the terms of the advisory agreement, our advisor will use commercially reasonable efforts to present to us investment opportunities and to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors.  Our advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making property acquisitions on our behalf.  Currently, there are no employees of Cornerstone Core Properties REIT, Inc. and its subsidiaries.  All management and administrative personnel responsible for conducting our business are currently employed by affiliates of our advisor.

From our formation through the end of the year ended December 31, 2005, our activities consisted solely of organizational activities including preparing for and launching our initial public offering.  On January 6, 2006, we commenced our initial public offering and retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of our advisor, to serve as the dealer manager for the offering. PCC is responsible for marketing our shares being offered pursuant to the offering. PCC and Terry G. Roussel, the majority owner of our dealer manager and one of our officers and directors, have been the subject of a non-public inquiry by Financial Industry Regulatory Authority (“FINRA”) focused on private placements conducted by our dealer manager during the period from January 1, 2004 through May 30, 2009.  We are not the issuer of any of the securities offered in the private placements that are the subject of FINRA’s investigation.  One such issuer is, however, the managing member of our advisor.  Without admitting or denying the findings, our dealer manager and Terry G. Roussel have settled the FINRA inquiry, which alleges that they violated NASD rules relating to communications with the public (Rule 2210); supervision (Rule 3010) and standards of commercial honor and principles of trade (Rule 2110).  FINRA’s allegations, in sum, focus on claimed material misstatements and omissions with respect to certain performance targets.  Our dealer manager has consented to a censure and fine of $700,000.  Mr. Roussel has consented to a fine of $50,000, suspension from association with a FINRA member in all capacities for 20 business days, and suspension from association with a FINRA member firm in a principal capacity for an additional three months.  Terry G. Roussel served as our dealer manager’s president and chief compliance officer until October 1, 2009, when he resigned as president. In January, Terry G. Roussel transferred his chief compliance officer responsibilities to a qualified registered principal. He presently serves as one of our dealer manager’s two directors.  Our dealer manager has provided additional disclosures, satisfactory to FINRA, to investors in the private offerings.

On November 25, 2008, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering.  We subsequently amended the registration statement on February 17, 2009.  Pursuant to the registration statement, as amended, we registered up to 56,250,000 shares of common stock in a primary offering for $8.00 per share, with discounts available to certain categories of purchasers. We also registered approximately 21,250,000 shares pursuant to our dividend reinvestment plan at a purchase price equal to $7.60 per share.  We stopped making offers under our initial public offering on June 1, 2009 and commenced our follow-on offering on June 10, 2009.

As of December 31, 2009, approximately 20.8 million shares of our common stock had been sold in our initial and follow-on public offering for aggregate gross proceeds of approximately $165.9 million.  This excludes shares issued under our distribution reinvestment plan.

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

We purchase properties based on the decision of our board of directors after an examination and evaluation by our advisor of many factors including but not limited to the functionality of the property, the historical financial performance of the property, current market conditions for leasing space at the property, proposed purchase price, terms and conditions, potential cash flows and potential profitability of the property.  The number of properties that we will purchase will depend on the amount of funds we raise in our offerings and upon the price we pay for the properties we purchase.  To identify properties that best fit our investment criteria, our advisor will study regional demographics and market conditions and work through local commercial real estate brokers.

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

Joint Ventures and Other Arrangements

We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our advisor.  We may also enter into general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties.  Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region, property type and tenant industry group.  Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price.  In addition, certain properties may be available to us only through joint ventures.  In determining whether to recommend a particular joint venture, the advisor will evaluate the real property for which such joint venture owns or is being formed to own under the same criteria described elsewhere in this annual report.  These entities may employ debt financing. (See “Borrowing Policies” below.)

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

Acquisition Activity

At December 31, 2009, we owned twelve properties.  All of these properties are consolidated into our accompanying consolidated financials statements and included in the properties summary as provided under “Item 2 Properties” referenced below.

We have acquired our properties to date with a combination of the proceeds from our ongoing public offerings and debt incurred upon the acquisition of certain properties.

Employees

We have no employees and our executive officers are all employees of our advisor’s affiliates.  Substantially all of our work is performed by employees of our advisor’s affiliates.  We are dependent on our advisor and PCC for certain services that are essential to us, including the sale of shares in our ongoing public follow-on offering; the identification, evaluation, negotiation, purchase and disposition of properties; the management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

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

ITEM 1A.  RISK FACTORS

The risks and uncertainties described below can adversely affect our business, operating results, prospects and financial condition.  These risks and uncertainties could cause our actual results to differ materially from those presented in our forward-looking statements.

General

Recent disruptions in the financial markets and continuing poor economic conditions could adversely affect the values of our investments and our ongoing results of operations.

Disruptions in the capital markets during the past two years have constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and consequent reductions in property values.  Furthermore, the current state of the economy and the implications of future potential weakening may negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio.  The current downturn may impact our tenants’ ability to pay base rent, percentage rent or other charges due to us.

Liquidity in the global credit market has been significantly contracted by market disruptions, making it costly to finance acquisitions, obtain new lines of credit or refinance existing debt, when debt financing is available at all.

The occurrence of these events could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts we paid for the investments;

•	revenues from our properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible receivables;

•	our capital expenditures may increase due to re-leasing costs and commissions; and

•	we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms.

These factors could impair our ability to make distributions to stockholders and decrease the value of investments in us.

Financial markets are still recovering from a period of disruption and recession, and we are unable to predict if and when the economy will stabilize or improve.

The financial markets are still recovering from a recession, which created volatile market conditions, resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets showed signs of stabilizing in the end of 2009, it remains unclear when the economy will fully recover to pre-recession levels. Continued economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants and could impact the ability of our tenants to pay rent to us.

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

Because there is no public trading market for our stock it will be difficult for stockholders to sell their stock. If stockholders are able to sell their stock, they will likely sell it at a substantial discount.

There is no current public market for our stock and there is no assurance that a public market will ever develop for our stock. Our charter contains restrictions on the ownership and transfer of our stock, and these restrictions may inhibit our stockholders’ ability to sell their stock. Our charter prevents any one person from owning more than 9.8% in number of shares or value, whichever is more restrictive, of the outstanding shares of any class or series of our stock unless exempted by our board of directors. Our charter also limits our stockholders’ ability to transfer their stock to prospective stockholders unless (i) they meet suitability standards regarding income or net worth, and (ii) the transfer complies with minimum purchase requirements. We have adopted a stock repurchase program, but it is limited in terms of the number of shares of stock which may be redeemed annually. Our board of directors may also limit, suspend or terminate our stock repurchase program at any time. We have no obligations to purchase our stockholders’ stock if redemption would violate restrictions on cash distributions under Maryland law.

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

Our ability to achieve our investment objectives and to make distributions depends upon the performance of our advisor in the acquisition and operation of our investments, and upon the performance of property managers and leasing agents in the management of our properties and the identification of prospective tenants. We may be delayed in making investments in properties due to delays in the sale of our stock, delays in negotiating or obtaining the necessary purchase documentation for properties, delays in locating suitable investments or other factors. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms or that our investment objectives will be achieved. We may also make other real estate investments such as investments in publicly traded REITs, mortgage funds and other entities which make real estate investments. Until we make real estate investments, we will hold the proceeds from our public offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade securities. We expect the rates of return on these short-term investments to be substantially less than the returns we make on real estate investments. If we are unable to invest the proceeds from our offerings in properties or other real estate investments for an extended period of time, distributions to our stockholders may be suspended and may be lower and the value of their investment could be reduced.

If we do not raise substantial funds in our public offerings, we will be limited in the number and type of investments we may make, and the value of investments in us will fluctuate with the performance of the specific properties we acquire.

Our offerings are made on a “best efforts” basis and no individual, firm or corporation has agreed to purchase any of our stock.  The amount of proceeds we raise in our public offerings may be substantially less than the amount we would need to achieve a broadly diversified property portfolio.  If we raise substantially less than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located.  In that case, the likelihood that any single property’s performance would materially reduce our overall profitability will increase.  We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment.  In addition, any inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our net income and the distributions we make to stockholders would be reduced.

We may not generate sufficient cash for distributions. The cash distributions our stockholders receive may be less frequent or lower in amount than expected.

If the rental revenues from the properties we own do not exceed our operational expenses, we may reduce or cease cash distributions until such time as we sell a property. We currently expect to make distributions to our stockholders monthly, but may make distributions quarterly or not at all. All expenses we incur in our operations, including payment of interest to temporarily finance properties acquisitions, are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot determine with certainty how long it may take to generate sufficient available cash flow to fully support distributions to our stockholders. We may borrow funds, return capital or sell assets to make distributions. With limited prior operations, we cannot predict the amount of distributions our stockholders may receive. We may be unable to maintain cash distributions or increase distributions over time.

We have, and may in the future, pay distributions from sources other than cash provided from operations.

Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. The distributions paid for the four quarters ended December 31, 2009 were approximately $10.5 million.  Of this amount approximately $6.0 million was reinvested through our dividend reinvestment plan and approximately $4.5 million was paid in cash to stockholders. For the four quarters ended December 31, 2009 cash flow from operations and FFO were approximately $2.9 million and a loss of $4.5 million, respectively.  Accordingly, for the four quarters ended December 31, 2009, total distributions exceeded cash flow from operations and FFO for the same period. During the four quarters ended December 31, 2009, total distributions paid in cash exceeded cash flow from operations and FFO for the same period. We used offering proceeds to pay cash distributions in excess of cash flow from operations during the fourth quarters ended December 31, 2009.

If we borrow money to meet the REIT minimum distribution requirement or for other working capital needs, our expenses will increase, our net income will be reduced by the amount of interest we pay on the money we borrow and we will be obligated to repay the money we borrow from future earnings or by selling assets, which will decrease future distributions to stockholders.

If we fail for any reason to distribute at least 90% of our REIT taxable income, then we would not qualify for the favorable tax treatment accorded to REITs.  It is possible that 90% of our income would exceed the cash we have available for distributions due to, among other things, differences in timing between the actual receipt of income and actual payment of deductible expenses and the inclusion/deduction of such income/expenses when determining our taxable income, nondeductible capital expenditures, the creation of reserves, the use of cash to purchase stock under our stock repurchase program, and required debt amortization payments.  We may decide to borrow funds in order to meet the REIT minimum distribution requirements even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations. Distributions made in excess of our net income will generally constitute a return of capital to stockholders.

The inability of our advisor to retain or obtain key personnel, property managers and leasing agents could delay or hinder implementation of our investment strategies, which could impair our ability to make distributions.

Our success depends to a significant degree upon the contributions of Terry G. Roussel, the President and Chief Executive Officer of our advisor.  Neither we nor our advisor have an employment agreement with Mr. Roussel or with any of our other executive officers.  If Mr. Roussel was to cease his affiliation with our advisor, our advisor may be unable to find a suitable replacement, and our operating results could suffer.  We believe that our future success depends, in large part, upon our advisor’s, property managers’ and leasing agents’ ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for highly skilled personnel is intense, and our advisor and any property managers we retain may be unsuccessful in attracting and retaining such skilled personnel.  If we lose or are unable to obtain the services of highly skilled personnel, property managers or leasing agents, our ability to implement our investment strategies could be delayed or hindered and the value of our stockholders’ investments in us may decline.

Risks Related to Conflicts of Interest

Our advisor will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could limit our investment opportunities and impair our ability to make distributions and could reduce the value of our stockholders’ investment in us.

We rely on our advisor to identify suitable investment opportunities.  We may be buying properties at the same time as other entities that are affiliated with or sponsored by our advisor.  Other programs sponsored by our advisor or its affiliates also rely on our advisor for investment opportunities.  Many investment opportunities would be suitable for us as well as other programs.  Our advisor could direct attractive investment opportunities or tenants to other entities.  Such events could result in our investing in properties that provide less attractive returns, thus reducing the level of distributions that we may be able to pay to our stockholders and the value of their investments in us.

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

We may enter into joint venture agreements with third parties (including entities that are affiliated with our advisor or our independent directors) for the acquisition or improvement of properties.  Our advisor may have conflicts of interest in determining which program should enter into any particular joint venture agreement.  The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals.  In addition, our advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture.  Since our advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.  Co-venturers may thus benefit to our and our stockholders’ detriment.

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

Our advisor and its affiliates, including our officers, one of whom is also a director, will face conflicts of interest caused by compensation arrangements with us and other Cornerstone-sponsored programs, which could result in actions that are not in the long-term best interests of our stockholders.

Our advisor and its affiliates will receive substantial fees from us that are partially tied to the performance of our investments.  These fees could influence our advisor’s advice to us, as well as the judgment of the affiliates of our advisor who serve as our officers or directors.  Among other matters, the compensation arrangements could affect their judgment with respect to:

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

Considerations relating to their compensation from other programs could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to make distributions to our stockholders or result in a decline in the value of their investments in us.

If the competing demands for the time of our advisor, its affiliates and our officers result in them spending insufficient time on our business, we may miss investment opportunities or have less efficient operations which could reduce our profitability and result in lower distributions to stockholders.

We do not have any employees.  We rely on the employees of our advisor and its affiliates for the day-to-day operation of our business.  We estimate that over the life of the company, our advisor and its affiliates will dedicate, on average, less than half of their time to our operations.  The amount of time that our advisor and its affiliates spend on our business will vary from time to time and is expected to be more while we are raising money and acquiring properties.  Our advisor and its affiliates, including our officers, have interests in other programs and engage in other business activities.  As a result, they will have conflicts of interest in allocating their time between us and other programs and activities in which they are involved.  Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities.  During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business.  We expect that as our real estate activities expand, our advisor will attempt to hire additional employees who would devote substantially all of their time to our business.  There is no assurance that our advisor will devote adequate time to our business. If our advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, it may allocate less time and resources to our operations.  If any of these things occur, the returns on our investments, our ability to make distributions to stockholders and the value of their investments in us may suffer.

Our officers, one of whom is also a director, face conflicts of interest related to the positions they hold with our advisor and its affiliates which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.

Our officers, one of whom is also a director, are also officers of our advisor, our dealer manager and other affiliated entities.  As a result, they owe fiduciary duties to these various entities and their stockholders and members, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders.  Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment, property management and leasing opportunities.  If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our board’s possible loyalties to existing advisor-sponsored programs (and possibly to future advisor-sponsored programs) could result in our board approving transactions that are not in our best interest and that reduce our net income and lower our distributions to stockholders.

One of our directors is also a director of our advisor which is an affiliate of the managing member of another affiliate-sponsored program.  The loyalties of this director to the other affiliate-sponsored program may influence the judgment of our board when considering issues for us that may affect the other affiliate-sponsored program, such as the following:

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

We are dependent upon our advisor and its affiliates to conduct our operations and to fund our organization and offering activities.  Any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on your investment.  If our advisor became unable to fund our organization and offering expenses, we may sell fewer shares in this offering, we may be unable to acquire a diversified portfolio of properties, our operating expenses may be a larger percentage of our revenue and our net income may be lower.

We are dependent on Cornerstone Realty Advisors to manage our operations and our portfolio of real estate assets.  Our advisor has limited operating history and it will depend upon the fees and other compensation that it will receive from us in connection with the purchase, management and sale of our properties to conduct its operations.  To date, the fees we pay to our advisor have been inadequate to cover its operating expenses.  To cover its operational shortfalls, our advisor has relied on cash raised in private offerings of its sole member as well as private offerings of an affiliate that has made loans to our advisor’s sole member.  Of these private offerings, the only one that is ongoing is the private offering of the affiliate that has made loans to our advisor’s sole member.  A recent FINRA inquiry, which relates to such private offerings, could adversely affect the success of such private offerings or future private capital-raising efforts.  If our advisor is unable to secure additional capital, it may become unable to meet its obligations and we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of our stockholders’ investments in us.  Furthermore, to the extent that our advisor is unable to raise adequate funds to support our organization and offering activities, our ability to raise money in our follow-on offering could be adversely affected.  If we sell fewer shares in our follow-on offering, we may be unable to acquire a diversified portfolio of properties, our operating expenses may be a larger percentage of our revenue and our net income may be lower.

We are dependent on our affiliated dealer manager to raise funds in our follow-on public offering.  Events that prevent our dealer manager from serving in that capacity would jeopardize the success of our offering and could reduce the value of our stockholders’ investments in us.

The success of our ongoing follow-on public offering depends to a large degree on the capital-raising efforts of our affiliated dealer manager.  If we were unable to raise significant capital in our offering, our general and administrative costs would be likely to continue to represent a larger portion of our revenues than would otherwise be the case, which would likely adversely affect the value of our stockholders’ investments in us.  In addition, lower offering proceeds would limit the diversification of our portfolio, which would cause the value of investments in us to be more dependent on the performance of any one of our properties.  Therefore, the value of our stockholders’ investments in us could depend on the success of our offering.

We believe that it could be difficult to secure the services of another dealer manager for a public offering of our shares should our affiliated dealer manager be unable to serve in that capacity. Therefore, any event that hinders the ability of our dealer manager to conduct offerings on our behalf would jeopardize the success of our offering and, as described above, could adversely affect the value of investments in us. A number of outcomes could impair our dealer manager’s ability to successfully serve in that capacity.

Our dealer manager has limited capital. In order to conduct its operations, our dealer manager depends on transaction-based compensation that it earns in connection with offerings in which it participates. If our dealer manager does not earn sufficient revenues from the offerings that it manages, it may not have sufficient resources to retain the personnel necessary to market and sell large amounts of shares on our behalf. In addition, our dealer manager has also relied on our affiliates in order to fund its operations, and our affiliates have relied on private offerings in order to make such equity investments in our dealer manager.  Should our affiliates become unable or unwilling to make further equity investments in our dealer manager, our dealer manager’s operations and its ability to conduct a successful public offering for us could suffer.

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

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks of an investment in us.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks of an investment on us.

A stockholder’s interest in us may be diluted if we issue additional stock.

Our stockholders do not have preemptive rights to any stock we issue in the future. Therefore, in the event that we (1) sell stock in the future, including stock issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into stock, (3) issue stock in a private offering, (4) issue stock upon the exercise of the options granted to our independent directors, employees of our advisor or others, or (5) issue stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests in our operating partnership, investors purchasing stock in our offerings will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the price per share, which may be less than the price paid per share in our offerings, and the value of our properties, investors in our offerings might also experience a dilution in the book value per share of their stock.

A stockholder’s interest in us may be diluted if we acquire properties for units in our operating partnership.

Holders of units of our operating partnership will receive distributions per unit in the same amount as the distributions we pay per share to our stockholders and will generally have the right to exchange their units of our operating partnership for cash or shares of our stock (at our option). In the event we issue units in our operating partnership in exchange for properties, investors purchasing stock in our offerings will experience potential dilution in their percentage ownership interest in us. Depending on the terms of such transactions, most notably the price per unit, which may be less than the price paid per share in our offerings, the value of our properties and the value of the properties we acquire through the issuance of units of limited partnership interests in our operating partnership, investors in our offerings might also experience a dilution in the book value per share of their stock.

Although we are not currently afforded the protection of the Maryland General Corporation Law relating to business combinations our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities.  Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter.  Shares owned by the acquirer, by officers or by directors who are employees of the corporation are not entitled to vote on the matter. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.

Our stockholder’s and our rights to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.

Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct.  As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders' and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to our stockholders.

Stockholders may not be able to sell their stock under our stock repurchase program.

Our board of directors could choose to amend the terms of our stock repurchase program without stockholder approval. Our board is also free to terminate the program at any time upon 30 days written notice to our stockholders.  In addition, the stock repurchase program includes numerous restrictions that would limit our stockholders ability to sell stock.

The offering price was not established on an independent basis and stockholders may be paying more for our stock than its value or the amount our stockholders would receive upon liquidation.

The offering price of our shares of stock bears no relationship to our book or asset value or to any other established criteria for valuing stock.  The board of directors considered the following factors in determining the offering price for our common stock:

•	the offering prices of comparable non-traded REITs; and

•	the recommendation of the dealer manager.

However, the offering price is likely to be higher than the price at which our stockholders could resell their shares because (1) our public offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, the offering price is likely to be higher than the amount our stockholders would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares as well as the recent reduction in the demand for real estate as a result of the recent credit market disruptions and economic slowdown.

Because the dealer manager is one of our affiliates, investors in our stock will not have the benefit of an independent review of us or our prospectus customarily undertaken in underwritten offerings.

The dealer manager of our offerings, Pacific Cornerstone Capital, Inc., is an affiliate of our advisor and will not make an independent review of us or our offerings.  Accordingly, investors in our stock do not have the benefit of an independent review of the terms of our offerings.  Further, the due diligence investigation of us by the dealer manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker.

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution.

Our advisor and its affiliates will perform services for us in connection with the offer and sale of our stock, the selection and acquisition of our properties, and possibly the management and leasing of our properties.  They will be paid significant fees for these services, which will reduce the amount of cash available for investment in properties and distribution to stockholders.  The fees to be paid to our advisor and its affiliates were not determined on an arm’s-length basis.  We cannot be sure that a third-party unaffiliated with our advisor would not be willing to provide such services to us at a lower price.

We may also pay significant fees during our listing/liquidation stage.  Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, affiliates of our advisor could also receive significant payments even without our reaching the investment-return thresholds should we seek to become self-managed.  Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed.  And given our advisor’s familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our advisor.  Such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether our stockholders enjoyed the returns on which we have conditioned other performance-based compensation.

These fees increase the risk that the amount available for payment of distributions to our stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares of stock in the offering.  Substantial up-front fees also increase the risk that our stockholders will not be able to resell their shares of stock at a profit, even if our stock is listed on a national securities exchange.

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

Terry G. Roussel, our chief executive officer and an affiliate of our advisor, has invested $1,000 in 125 shares of our stock. As of the date of this report, our advisor and its affiliates have only invested $200,000 in Cornerstone Operating Partnership, L.P. Without significant exposure for our advisor, our investors may be at a greater risk of loss because our advisor and its affiliates do not have as much to lose from a decrease in the value of our stock as do those sponsors who make more significant equity investments in the companies they sponsor.

General Risks Related to Investments in Real Estate and Real Estate Related Investments

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

Lease terminations could reduce our revenues from rents and our distributions to our stockholders and cause the value of our stockholders’ investment in us to decline.

The success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company.  In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property.  We may be unable to re-lease the property for the rent previously received.  We may be unable to sell a property with low occupancy without incurring a loss.  These events and others could cause us to reduce the amount of distributions we make to stockholders and the value of our stockholders’ investment in us to decline.

Rising expenses at both the property and the company level could reduce our net income and our cash available for distribution to stockholders.

Our properties are subject to operating risks common to real estate in general, any or all of which may reduce our net income.  If any property is not substantially occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses.  The properties are subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses.  If we are unable to lease properties on a basis requiring the tenants to pay such expenses, we would be required to pay some or all of those costs which would reduce our income and cash available for distribution to stockholders.

Costs incurred in complying with governmental laws and regulations may reduce our net income and the cash available for distributions.

Our company and the properties we own are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety.  Federal laws such as the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act govern such matters as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals.  The properties we own and those we expect to  acquire are subject to the Americans with Disabilities Act of 1990 which generally requires that certain types of buildings and services be made accessible and available to people with disabilities.  These laws may require us to make modifications to our properties.  Some of these laws and regulations impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.  Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures.  Future laws, ordinances or regulations may impose material environmental liability.  In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.  Our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties.  The presence of hazardous substances, or the failure to properly remediate these substances, may make it difficult or impossible to sell or rent such property.  Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investment in us.

Discovery of environmentally hazardous conditions may reduce our cash available for distribution to our stockholders.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on, under or in such property.  These costs could be substantial.  Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.  Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws.  Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.  Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air.  Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances.  The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could be substantial and reduce our ability to make distributions and the value of our stockholders’ investments in us.

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

Equity real estate investments are relatively illiquid.  Therefore, we will have a limited ability to vary our portfolio in response to changes in economic or other conditions.  In addition, the liquidity of real estate investments has been further reduced by the recent turmoil in the capital markets, which has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and consequent reductions in property values.  As a result of these factors, we will also have a limited ability to sell assets in order to fund working capital and similar capital needs.  When we sell any of our properties, we may not realize a gain on such sale.  We may not elect to distribute any proceeds from the sale of properties to our stockholders; for example, we may use such proceeds to:

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

Real estate market conditions at the time we decide to dispose of a property may be unfavorable which could reduce the price we receive for a property and lower the return on our stockholders’ investment in us..

We intend to hold the properties in which we invest until we determine that selling or otherwise disposing of properties would help us to achieve our investment objectives.  General economic conditions, availability of financing, interest rates and other factors, including supply and demand, all of which are beyond our control, affect the real estate market.  We may be unable to sell a property for the price, on the terms, or within the time frame we want.  Accordingly, the gain or loss on our stockholders’ investment in us could be affected by fluctuating market conditions.
.

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

We are likely to enter into joint ventures with affiliates and other third parties to acquire or improve properties.  We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements.  Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

•	joint venturers may share certain approval rights over major decisions;

•
that such co-venturer, co-owner or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;

•	the possibility that our co-venturer, co-owner or partner in an investment might become insolvent or bankrupt;

•	the possibility that we may incur liabilities as a result of an action taken by our co-venturer, co-owner or partner;

•
that such co-venturer, co-owner or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT;

•
disputes between us and our joint venturers may result in litigation or arbitration that would increase our expenses and prevent its officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; or

•
that under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

These events might subject us to liabilities in excess of those contemplated and thus reduce our stockholders' investment returns. If we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture.

If we make or invest in mortgage loans, our mortgage loans may be affected by unfavorable real estate market conditions, including interest rate fluctuations, which could decrease the value of those loans and the return on our stockholders’ investments in us.

If we make or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans as well as interest rate risks.  To the extent we incur delays in liquidating such defaulted mortgage loans; we may not be able to obtain sufficient proceeds to repay all amounts due to us under the mortgage loan.  Further, we will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans.  If the values of the underlying properties fall, our risk will increase because of the lower value of the security associated with such loans.  In addition, interest rate fluctuations could reduce our returns as compared to market interest rates and reduce the value of the mortgage loans in the event we sell them.

Second mortgage loan investments involve a greater risk of loss in the event of default than traditional mortgage loans.

If we decide to invest in second mortgages, our subordinated priority to the senior lender or lenders will place our investment at a greater risk of loss than a traditional mortgage.  In the event of default, any recovery of our second mortgage investment will be subordinate to the senior lender.   Further, it is likely that any investments we make in second mortgages will be placed with private entities and not insured by a government sponsored entity, placing additional credit risk on the borrower which may result in a loss to our portfolio.

Delays in restructuring or liquidating non-performing mortgage loans could reduce the return on our stockholders' investment.

If we invest in mortgage loans, they may become non-performing after origination or acquisition for a wide variety of reasons. Such non-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the loan. However, even if a restructuring is successfully accomplished, upon maturity of such loan, replacement “takeout” financing may not be available. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including, without limitation, lender liability claims and defenses, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may receive from an investment.

If a significant portion of our assets are deemed “investment securities,” we may become subject to the Investment Company Act of 1940 which would restrict our operations and we could not continue our business.

If we fail to qualify for an exemption or exception from the Investment Company Act of 1940, we would be required to comply with numerous additional regulatory requirements and restrictions which could adversely restrict our operations and force us to discontinue our business. Our investments in real estate represent the substantial majority of our total asset mix, which would not subject us to the Investment Company Act.  If, however, in the future we originate or acquire mortgage loans and make investments in joint ventures (not structured in compliance with the Investment Company Act) and other investment assets that are deemed by the SEC or the courts to be “investment securities” and these assets exceed 40% of the value of our total assets, we could be deemed to be an investment company and subject to these additional regulatory and operational restrictions.

Even if otherwise deemed an investment company, we may qualify for an exception or exemption from the Investment Company Act. For example, under the real estate/mortgage exception, entities that are primarily engaged in the business of purchasing and otherwise acquiring mortgages and interests in real estate are exempt from registration under the Investment Company Act. Under the real estate exception, the SEC Staff has provided guidance that would require us to maintain 55% of our assets in qualifying real estate interests. In order for an asset to constitute a qualifying real estate interest or qualifying asset, the interest must meet various criteria. Fee interests in real estate and whole mortgage loans are generally considered qualifying assets. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us.  In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Associated with Debt Financing

We expect to continue to use temporary acquisition financing to acquire properties and otherwise incur other indebtedness, which will increase our expenses and could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

We used temporary acquisition financing to acquire nine of the twelve properties we own as of December 31, 2009. We may continue to use temporary acquisition financing to acquire additional properties.  This will enable us to acquire properties before we have raised offering proceeds for the entire purchase price.  We plan to use subsequently raised offering proceeds to pay off the temporary acquisition financing.

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

Liquidity in the global credit markets has been significantly contracted by market disruptions during the past two years, making it costly to obtain new debt financing, when debt financing is available at all. To the extent that market conditions prevent us from obtaining temporary acquisition financing on financially attractive terms, our ability to make suitable investments in commercial real estate could be delayed or limited.  If we are unable to invest the proceeds from this offering in suitable real estate investments for an extended period of time, distributions to our stockholders may be suspended and may be lower and the value of investments in our shares could be reduced.

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

Federal Income Tax Risks

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

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce the overall return to our stockholders.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments in us.

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

Distributions payable by REITs do not qualify for the reduced tax rates under recently enacted tax legislation.

Recently enacted tax legislation generally reduces the maximum tax rate for dividend distributions payable by corporations to individuals meeting certain requirements to 15% through 2010. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that make distributions, which could reduce the value of the stock of REITs, including our stock.

Distributions to tax-exempt investors may be classified as unrelated business taxable income and tax-exempt investors would be required to pay tax on the unrelated business taxable income and to file income tax returns.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
under certain circumstances, part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as unrelated business taxable income if our stock is predominately held by qualified employee pension trusts, such that we are a “pension-held” REIT (which we do not expect to be the case);

•
part of the income and gain recognized by a tax exempt investor with respect to our stock would constitute unrelated business taxable income if such investor incurs debt in order to acquire the common stock; and

•
part or all of the income or gain recognized with respect to our stock held by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

As of December 31, 2009, our portfolio consists of twelve properties which were approximately 81.6% leased.  The following table provides summary information regarding our properties.

Property	Location	Date Purchased	Square Footage	Purchase Price	Debt	December 31, 2009 % Leased
2111 South Industrial Park	North Tempe, AZ	June 1, 2006	26,800	$1,975,000	$—	85.1%
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—	75.7%
15172 Golden West Circle	Westminster, CA	December 1, 2006	102,200	11,200,000	2,824,000	100.0%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	4,701,000	51.5%
Mack Deer Valley	Phoenix, AZ	January 21, 2007	180,985	23,150,000	3,868,000	100.0%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	67.2%
Pinnacle Park Business Center	Phoenix, AZ	October 2, 2007	159,661	20,050,000	4,553,000	100.0%
Orlando Small Bay Portfolio
Carter	Winter Garden, FL	November 15, 2007	49,125			92.4%
Goldenrod	Orlando, FL	November 15, 2007	78,646			75.6%
Hanging Moss	Orlando, FL	November 15, 2007	94,200			89.0%
Monroe South	Sanford, FL	November 15, 2007	172,500			64.4%
			394,471	37,128,000	15,860,000	76.0%

Monroe North Commerce Center	Sanford, FL	April 17, 2008	181,348	14,275,000	7,078,000	72.5%

			1,232,839	$134,278,000	$38,884,000	81.6%

Historical Occupancy

The following table sets forth annualized occupancy rates for our material properties for the past five years (or such shorter period for which information is available):

	Annualized Percent Leased (%)
Property	2009	2008	2007	2006		2005

15172 Goldenwest Circle	100	100	100	100		100
20100 Western Avenue	63	100	95	100		100
Mack Deer Valley	80	80	99	44	(2)	—	(3)
Pinnacle Park Business Center	100	99	96	53	(2)	—	(3)
Orlando Small Bay Portfolio	77	94	97	—	(1)	—	(1)
Monroe North CommerCenter	82	100	98	—	(1)	—	(1)

(1)	Pre-acquisition leasing information not available.
(2)	These projects completed construction and were put in operation during third quarter of 2006. Accordingly, these numbers represent the leasing-up period for these projects.
(3)	Represents development and construction period.

Historical Annualized Average Rents

The following table sets forth average effective annualized rent per square foot for our material properties for the past five years (or such shorter period for which information is available):

	Average Effective Annualized Rent per Square Foot (4)
Property	2009	2008	2007	2006		2005

15172 Goldenwest Circle	$8.10	$7.29	$7.56	$7.10		$6.68
20100 Western Avenue	$10.16	$11.41	$11.35	$11.26		$10.97
Mack Deer Valley	$8.87	$8.73	$7.75	$3.74	(2)	$—	(3)
Pinnacle Park Business Center	$6.78	$7.65	$8.24	$1.43	(2)	$—	(3)
Orlando Small Bay Portfolio	$7.71	$7.59	$7.35	$—	(1)	$—	(1)
Monroe North CommerCenter	$6.83	$5.83	$5.87	$—	(1)	$—	(1)

(1)	Pre-acquisition leasing information not available.
(2)	These projects completed construction and were put in operation during third quarter of 2006. Accordingly, these numbers represent the leasing-up period for these projects.
(3)	Represents development and construction period.
(4)	Average effective annualized rent per square foot is calculated by dividing annual rental revenues by sum of quarterly occupied square footage.

Portfolio Lease Expirations

The following table sets forth lease expiration information for each of the ten years following December 31, 2009:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
Month to Month	6	62,943	263,000	5.1%	3.5%
2010	46	178,764	1,232,000	14.5%	16.6%
2011	44	263,324	2,160,000	21.4%	29.1%
2012	15	185,612	1,366,000	15.1%	18.4%
2013	10	233,948	1,758,000	19.0%	23.7%
2014	8	59,688	536,000	4.8%	7.2%
2015	1	6,200	58,000	0.5%	0.8%
2016	1	5,364	48,000	0.4%	0.7%
2017	-	-	-	-%	-%
2018	-	-	-	-%	-%
	131	995,843	$7,421,000	80.8%	100.0%

Real Estate-Related Investment

As of December 31, 2009, we had invested in one real estate loan receivable, the Sherburne Commons Mortgage Loan:

Loan Name Location of Related Property or Collateral	Date Originated	Loan Type	Payment Type	Book Value as of December 31, 2009	Rate Type	Annual Interest Rate	Maturity Date
Sherburne Commons Mortgage Loan Nantucket, Massachusetts	12/14/2009	1st Mortgage	Interest Only	$6,900,000	Fixed	8.0%	1/1/2015

ITEM 3.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may become subject to legal proceeding, claims, or disputes.  As of the date hereof, we are not a party to any pending legal proceedings.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the period covered by this report, there was no established public trading market for our shares of common stock.  In order for FINRA members to participate in the offering and sale of shares of common stock pursuant to our ongoing public offering, we are required to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  For these purposes, the deemed value of a share of our common stock is $8.00 per share as of December 31, 2009. The basis for this valuation is that the current public offering price of a share of our common stock is $8.00 per share (ignoring purchase price discounts for certain categories of purchasers).  However, this estimated value is likely to be higher than the price at which you could resell your shares because (1) our public offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares.  Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares as well as the recent reduction in the demand for real estate as a result of the recent credit market disruptions and economic slowdown.  We expect to continue to use the most recent public offering price for a share of our common stock as the estimated per share value reported in our annual reports on Form 10-K until 18 months have passed since the last sale of a share of common stock in a public offering, excluding public offerings conducted on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan, or the redemption of interests in our operating partnership.  After the 18-month period described above, we expect the estimated share values reported in our annual reports will be based on estimates of the values of our assets net of our liabilities.  We do not currently anticipate that our advisor will obtain new or updated appraisals for our properties in connection with such estimates, and accordingly, these estimated share values should not be viewed as estimates of the amount of net proceeds that would result from a sale of our properties at that time.  We expect that any estimates of the value of our properties will be performed by our advisor; however, our board of directors could direct our advisor to engage one or more third-party valuation firms in connection with such estimates.

Stock Repurchase Program

Our board of directors has adopted a stock repurchase program that enables our stockholders to sell their stock to us in limited circumstances.  Our board of directors may amend, suspend or terminate the program at any time upon thirty days prior notice to our stockholders.

As long as our common stock is not listed on a national securities exchange, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed.  At that time, we may, subject to the conditions and limitations described below, redeem the shares of stock presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption.  Currently, the amount that we may pay to redeem stock will be the redemption price set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 2	90% of your purchase price
2 or more but less than 3	95% of your purchase price
Less than 3 in the event of death	100% of your purchase price
3 or more but less than 5	100% of your purchase price
5 or more	Estimated liquidation value

We have no obligation to repurchase our stockholders’ shares of stock. Our stock repurchase program has limitations and restrictions and may be cancelled. We intend to redeem shares using proceeds from our distribution reinvestment plan but we may use other available cash to repurchase the shares of a deceased shareholder. Our board of directors may modify our stock repurchase program so that we can also redeem stock using the proceeds from the sale of our properties or other sources.

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

For the purpose of calculating the stock repurchase price for shares received as part of the special 10% stock distribution declared in July 2008, the purchase price of such shares will be deemed to be equal to the purchase price paid by the stockholder for shares held by the stockholder immediately prior to the special 10% stock distribution.  For example, if, immediately prior to the special 10% stock distribution, you owned 1,010 shares of our common stock, 1,000 of which you had purchased in the primary offering at $8.00 per share and the remaining 10 of which you had purchased under the distribution reinvestment plan at $7.60 per share, then, of the 101 shares you received as part of the special stock distribution, 100 of these shares would be deemed to have a purchase price of $8.00 per share and one share would be deemed to have a purchase price of $7.60.  These deemed purchase prices would be used in conjunction with the holding period thresholds set forth as above to calculate the stock redemption price for the additional shares.  Therefore, if you were to submit a redemption request after holding the 101 additional shares for more than one year, but less than two years, the stock redemption price for 100 of these shares would be 90% of $8.00, or $7.20 per share, and the stock redemption price for the remaining share would be 90% of $7.60, or $6.84. In the event that all of your shares of stock will be repurchased, shares purchased pursuant to our distribution reinvestment plan may be excluded from the foregoing one-year holding period requirement, in the discretion of the board of directors.

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

During the twelve months ended December 31, 2009, we redeemed shares pursuant to our stock repurchase program follows (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (1)

January	40,873	$6.77	$3,805,000
February	137,395	$7.51	$2,773,000
March	152,984	$7.61	$1,608,000
April	83,284	$7.55	$979,000
May	43,057	$7.51	$655,000
June	65,453	$7.67	$152,000
July	23,079	$7.39	$—
August	8,113	$7.99	$—
September	8,178	$7.98	$—
October	—	$—	$—
November	3,560	$7.96	$—
December	11,566	$7.97	$—
	577,542

(1)
Until September 21, 2012 our stock repurchase program limits the number of shares of stock we can redeem (other than redemptions due to death of a stockholder) to those that we can purchase with net proceeds from the sale of stock under our distribution reinvestment plan in the prior calendar year. Until September 21, 2012 we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our distribution reinvestment plan in the prior calendar year or (ii) 5% of the number of shares outstanding at the end of the prior calendar year. After September 21, 2012, the number of shares that we redeem under the stock repurchase program is not expected to exceed 10% of the number outstanding at the end of the prior year. Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources.

Stockholders

As of March 26, 2010, we had approximately 22.7 million shares of common stock outstanding held by approximately 4,846 stockholders of record.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income.  Until proceeds from our offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our offering and or from borrowings in anticipation of future cash flow.  Our board generally declares distributions on a quarterly basis and paid on a monthly basis.  Monthly distributions are paid based on daily record and distribution declaration dates so our investor will be entitled to be paid distributions beginning on the day that they purchase shares.

During the years ended December 31, 2009 and 2008, we paid distributions, including any distributions reinvested, aggregating approximately $10.5 million and $6.8 million, respectively to our stockholders.  The following table shows the distributions paid based on daily record dates for each day during the period from January 1, 2008 through December 31, 2009, aggregated by quarter as follows:

	Distribution Declared (1)
Period	Cash	Reinvested	Total	Funds from Operations	Cash flows from operating activities
First quarter 2008	$486,000	$719,000	$1,205,000	$236,000	$253,000
Second quarter 2008	610,000	926,000	1,536,000	535,000	1,041,000
Third quarter 2008	831,000	1,298,000	2,129,000	882,000	1,090,000
Fourth quarter 2008	957,000	1,442,000	2,399,000	467,000	157,000
	$2,884,000	$4,385,000	$7,269,000	$2,120,000	$2,541,000

First quarter 2009	$1,020,000	$1,464,000	$2,484,000	$706,000	$1,090,000
Second quarter 2009	1,125,000	1,523,000	2,648,000	819,000	733,000
Third quarter 2009 (2)	1,181,000	1,554,000	2,735,000	(4,074,000)	1,126,000
Fourth quarter 2009 (3)	1,231,000	1,546,000	2,777,000	(1,913,000)	(61,000)
	$4,557,000	$6,087,000	$10,644,000	$(4,462,000)	$2,888,000

(1)	100% and 95.07% of the distributions declared during 2008 and 2009 represented a return of capital for federal income tax purposes, respectively.
(2)	Funds from operations includes note receivable impairment reserve charge of approximately $4.6 million.
(3)	Funds from operations includes real estate impairment reserve charge of approximately $2.4 million.

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

	Year Ended December 31,
	2009(1)	2008	2007

Net loss	$(8,111,000)	$(1,452,000)	$(2,604,000)
Adjustments:
Net (loss) income attributable to noncontrolling interest	(8,000)	3,000	(3,000)
Real estate assets depreciation and amortization	3,641,000	3,575,000	1,529,000
Funds from operations (FFO)	$(4,462,000)	$2,120,000	$(1,072,000)

Weighted average shares	21,806,219	14,241,215	7,070,155

FFO per weighted average shares	$(0.20)	$0.15	$(0.15)

(1)
During the third quarter of 2009, we recorded a note receivable impairment reserve of approximately $4.6 million and during the fourth quarter of 2009, we recorded an impairment of real estate of approximately $2.4 million.

Recent Sales of Unregistered Securities

On August 6, 2008, we granted our non-employee directors nonqualified stock options to purchase an aggregate of 20,000 shares of our common stock at an exercise price at $8.00 per share under our Employee and Director Incentive Stock Plan pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-K.

Use of Proceeds from Registered Securities

Initial Public Offering

Our registration statement (SEC File No.  333-121238) for our initial public offering of up to 44,400,000 shares of our common stock at $8.00 per share and up to 11,000,000 additional shares at $7.60 per share pursuant to our distribution reinvestment plan was declared effective on September 22, 2005.  The aggregate offering amount of the shares registered for sale in our initial public offering, assuming the maximum number of shares is sold, is $438,800,000.  The offering commenced on January 6, 2006 and was terminated June 1, 2009 prior to the sale of all shares registered.

As of the termination of the offering on June 1, 2009, excluding issuance of approximately 1.2 million shares under our distribution reinvestment plan, we had sold approximately 20.5 million shares of common stock in our initial public offering, raising gross offering proceeds of approximately $163.7 million.  From this amount, we incurred approximately $16.2 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $3.3 million in acquisition fees payable to the advisor.  We have used approximately $93 million of the net offering proceeds to acquire properties and reduce notes payable balance as of December 31, 2009.  As of December 31, 2009, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $4.5 million, including approximately $0.1 million of organizational costs that have been expensed, approximately $4.4 million related to offering costs which reduce net proceeds of our initial public offering.

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

As of December 31, 2009, excluding issuance of approximately 0.4 million shares under our distribution reinvestment plan, we had sold approximately 0.3 million shares of common stock in our follow-on offering, raising gross offering proceeds of approximately $2.2 million.  From this amount, we incurred approximately $207,000 in selling commissions and dealer manager fees payable to our dealer manager and approximately $44,000 in acquisition fees payable to the advisor.  As of December 31, 2009, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $0.7 million which reduce net proceeds of our follow-on public offering provided, however, we will have no obligation to reimburse of advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds of our follow-on offering at the conclusion of the offering.

Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

The following should be read with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto.

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$157,252,000	$165,104,000	$129,922,000	$50,012,000	$224,000
Investments in real estate, net	$127,079,000	$132,955,000	$120,994,000	$36,057,000	$-
Notes payable	$38,884,000	$45,626,000	$65,699,000	$20,180,000	$-
Stockholders’ equity	$115,024,000	$116,333,000	$60,248,000	$26,719,000	$(93,000)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Operating Data:
Revenues	$11,130,000	$10,793,000	$5,865,000	$404,000	$-
General and administrative expense	$1,911,000	$1,421,000	$2,359,000	$1,294,000	$95,000
Impairment of notes receivable	$4,626,000	$-	$-	$-	$-
Impairment of real estate	$2,360,000	$-	$-	$-	$-
Net loss attributable to common stockholders	$(8,103,000)	$(1,455,000)	$(2,601,000)	$(1,306,000)	$(94,000)
Noncontrolling interest	$(8,000)	$3,000	$(3,000)	$(11,000)	$-
Basic and diluted net loss per common share attributable to common stockholders (1)	$(0.37)	$(0.10)	$(0.37)	$(1.44)	$(752.00)
Distributions declared	$10,644,000	$7,269,000	$3,196,000	$586,000	$-
Distributions per common share	$0.48	$0.47	$0.43	$0.40	$-
Weighted average number of shares outstanding (1):
Basic and diluted	21,806,219	14,241,215	7,070,155	909,860	125

Other Data:
Cash flows provided by (used in) operating activities	$2,888,000	$2,541,000	$(1,156,000)	$(139,000)	$(84,000)
Cash flows used in investing activities	$(10,708,000)	$(11,973,000)	$(84,799,000)	$(37,447,000)	$-
Cash flows provided by financing activities	$212,000	$29,065,000	$81,562,000	$48,510,000	$200,000

(1)
Net loss per share is based upon the weighted average number of shares of common stock outstanding. All per share computations have been adjusted to reflect the common stock dividends for all periods presented.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Form 10-K. See also the “Special Note about Forward-looking Statements” preceding Item 1 of this report.

Overview

We were incorporated on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate.  On January 6, 2006, we commenced an initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan.  We stopped making offers under our initial public offering on June 1, 2009 upon raising gross offering proceeds of approximately $172.7 million from the sale of approximately 21.7 million shares, including shares sold under the distribution reinvestment plan.  On June 10, 2009, we commenced a follow-on offering of up 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale pursuant to a primary offering and 21,100,000 shares for sale pursuant to our dividend reinvestment plan.  We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the advisor, to serve as the dealer manager for our offerings.  PCC is responsible for marketing our shares currently being offered pursuant to the follow-on offering.

We used the net proceeds from our initial public offering to invest primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  We intend to use the net proceeds from our follow-on offering to acquire additional real estate investments and pay down temporary acquisition financing on our existing asset.

As of December 31, 2009, we had raised approximately $165.9 million of gross proceeds from the sale of approximately 20.8 million shares of our common stock in our initial public offering and follow-on offering and had acquired twelve properties.

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

Based on these market outlooks, we may limit capital expenditures during 2010 compared to prior years by focusing on those capital expenditures that preserve value. However, if we experience an increase in vacancies, we may incur costs to re-lease properties and pay leasing commissions.

Our cash position remains strong. Despite the current economic crisis, we expect to have sufficient cash flow from operations to cover a majority of cash distribution and capital improvements in the next twelve months.

Results of Operations

Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of assets acquired since inception and anticipation of future acquisition of real estate assets.

As of December 31, 2009, we owned twelve properties.  These properties were acquired from June of 2006 through April 2008. During 2009, we owned twelve properties for a full year.  During 2008, we owned eleven properties for a full year, and one for eight and one-half months.  During 2007 we owned seven properties for a full year and four properties for one and one-half months.  Accordingly, the results of our operations for the years ended December 31, 2009, 2008 and 2007 are not directly comparable.

In January 2009, we made a $14.0 million mortgage loan to Caruth Haven L.P, a wholly-owned subsidiary of Cornerstone Healthcare Plus REIT, Inc., sponsored by affiliates of our sponsor.  The loan was to mature on January 21, 2010.  On December 16, 2009, Caruth Haven L.P. fully repaid the loan.

On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC, a Delaware limited liability company managed by Cornerstone Ventures Inc., an affiliate of our advisor, in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community known as Sherburne Commons located on the exclusive island of Nantucket, MA.  The loan matures on January 1, 2015, with no option to extend and bears interest at a fixed rate of 8.0% for the term of the loan.  Interest will be paid monthly with principal due at maturity.  In addition, under the terms of the loan, we are entitled to receive additional interest in the form of a 40% participation in the "shared appreciation" of the property, which is calculated based on the net sales proceeds if the property is sold, or the property's appraised value, less ordinary disposition costs, if the Property has not been sold by the time the loan matures. Prepayment of the loan is not permitted without our consent and the loan is not assumable.

We have no paid employees advised and managed by Cornerstone Realty Advisors, LLC.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Rental revenue, tenant reimbursements and other income decreased to approximately $9.8 million for the year ended December 31, 2009 from approximately $10.6 million for the year ended December 31, 2008.  The decrease is primarily due to lower occupancy rates, lower lease rental rates and longer lease up periods for vacant units as a result of the current economic environment partially offset by Monroe North’s additional one and a half months of revenue in 2009.

Interest income from a note receivable increased to approximately $1.3 million for the year ended December 31, 2009 from $0.2 million for the year ended December 31, 2008.  The increase is due to higher notes receivable balances outstanding during 2009.

Property operating and maintenance costs increased to approximately $3.4 million for the year ended December 31, 2009 from approximately $3.1 million for the year ended December 31, 2008.  The increase is primarily due to an increase in property taxes,  bad debt expense and legal collection costs as a result of current economic conditions partially offset by decrease in property management fees.

Real estate acquisition costs increased to approximately $0.4 million for the year ended December 31, 2009 from $0 for the year ended December 31, 2008. The increase relates to the portion of the acquisition fee paid to advisor on receipt of offering proceeds which the adoption of an accounting provision in 2009 required us to expense.

Depreciation and amortization is comparable for year ended December 31, 2009 and 2008.

General and administrative expenses increased to approximately $1.9 million for the year ended December 31, 2009 from approximately $1.4 million for the year ended December 31, 2008. The increase is primarily due to higher professional fees, reimbursement of operating costs to the advisor related to the services on our behalf, and a one-time abandoned project refund received in 2008.

Asset management fees increased to approximately $1.5 million for the year ended December 31, 2009 from approximately $1.3 million for the year ended December 31, 2008. The increase is due to higher average assets under management in 2009.

A note receivable impairment reserve of approximately $4.6 million was recorded for the year ended December 31, 2009.  There was no impairment reserve recorded in the year ended December 31, 2008.  The 2009 impairment was based on our evaluation of collectability that involves judgment, estimates and a review of the borrower’s business models and their future operations. While we remain confident of the borrower’s ability to successfully execute its business plans, changes in the economic environment and market conditions have delayed planned initiatives, and we concluded that the collectability cannot be reasonably assured.

Impairment of real estate increased to approximately $2.4 million for the year ended December 31, 2009 from $0 for the year ended December 31, 2008.  The 2009 impairment is due to adjustments to reflect a decline in the market value of one of our real estate properties, based on current occupancy and rental rates.

Interest income decreased to approximately $8,000 for the year ended December 31, 2009 from approximately $0.3 million for the year ended December 31, 2008. The decrease is primarily due to lower rates paid on short term investments combined with lower average cash balances available for investment.

Interest expense decreased to approximately $1.4 million for the year ended December 31, 2009 from approximately $3.1 million for the year ended December 31, 2008. The decrease is primarily due to lower interest rates on our credit agreements with HSH Nordbank and Wachovia Bank and a lower debt balance as a result of a $25.0 million principal reduction in the third quarter of 2008.

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

Rental revenue, tenant reimbursements and other income increased to approximately $10.6 million for the year ended December 31, 2008 from approximately $5.9 million for the year ended December 31, 2007.

Interest income from a note receivable increased to approximately $0.2 million for the year ended December 31, 2008 from $0 for the year ended December 31, 2007, due to the origination of a note receivable to a real estate operating company in 2008.

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

On January 6, 2006, we commenced an initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan.  We stopped making offers under our initial public offering on June 1, 2009 upon raising gross offering proceeds of approximately $172.7 million from the sale of approximately 21.7 million shares, including shares sold under the distribution reinvestment plan.  On June 10, 2009, we commenced a follow-on offering of up 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale pursuant to a primary offering and 21,100,000 shares for sale pursuant to our dividend reinvestment plan.  As of December 31, 2009, a total of approximately 20.8 million shares of our common stock had been sold in our combined offerings for aggregate gross proceeds of approximately $165.9 million.

As of December 31, 2009, we had approximately $18.7 million in cash and cash equivalents on hand and approximately $34.1 million available under our acquisition credit facility with HSH Nordbank.  We may use the available credit to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.   The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement.  The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of December 31, 2009, we were in compliance with all these financial covenants.  We anticipate paying down the existing debt obligation with proceeds raised from our follow-on offering.

In addition, on August 17, 2009, we notified Wachovia Bank of our intent to exercise the option to extend our outstanding $22.4 million loan for one year to November 13, 2010. On November 10, 2009, we received a letter from Wachovia Bank approving the loan extension which required an approximate principal reduction of $6.5 million and satisfaction of certain conditions expressed per the loan agreement.  On November 12, 2009, we reduced our outstanding debt with Wachovia Bank by paying down $6.5 million.  On November 13, 2009, we satisfied conditions expressed by Wachovia Bank and extended our loan maturity date to November 13, 2010.

For the notes payable that are due within the next twelve months, we are in the process of negotiating with other financial institutions to refinance our debt maturing in 2010. We plan to refinance all or a portion of the debt maturing in 2010 and repay the other portion with proceeds from our follow-on offering.

Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties and distributions in excess of operating cash flow are made.

There may be a delay between the sale of our shares and the purchase of properties.  During this period, net offering proceeds will be temporarily invested in short-term, liquid investments that could yield lower returns than investments in real estate.

Until proceeds from our offerings are invested and generating operating cash flow sufficient to fully fund distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.  For the twelve months ended December 31, 2009, distributions to stockholders were paid partially from funds from operations and the remainder was paid from proceeds of our offerings and general borrowings in anticipation of future cash flow.

As of December 31, 2009, our advisor had incurred $4.5 million of organization and offering costs on our behalf, including approximately $0.1 million of organizational costs that have been expensed, approximately $4.4 million of offering costs which reduce net proceeds of our Primary Offering. At December 31, 2009, organization and offering costs incurred and reimbursed to our advisor are approximately 2.8% of the gross proceeds of our Primary Offering. In addition, our advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our initial public offering.

The advisor and its affiliates had incurred organizational and offering costs on our behalf for our follow-on offering in the amount of approximately $0.7 million and $0.3 million as of December 31, 2009 and December 31, 2008.

In no event will we have any obligation to reimburse the advisor for these costs totaling in excess of 3.5% of the gross proceeds from our initial public offering or our follow-on public offering.  As of December 31, 2009, we had reimbursed to our advisor a total of $4.5 million for our initial public offering and $0.7 million for our follow-on offering.

We will not rely on advances from our advisor to acquire properties but our advisor and its affiliates may loan funds to special purposes entities that may acquire properties on our behalf pending our raising sufficient proceeds from our initial public offering to purchase the properties from the special purpose entity.

We will endeavor to repay any temporary acquisition debt financing promptly upon receipt of proceeds in our follow-on public offering.  To the extent sufficient proceeds from our follow-on offering is unavailable to repay such debt financing within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with no permanent financing.  In the event that our follow-on public offering is not fully sold, our ability to diversify our investments may be diminished.  We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, which we anticipate may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

Financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets.  Our ability to fund property acquisitions or development projects, as well as our ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all.

Election as a REIT

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for the year ended December 31, 2009.  Under the Internal Revenue Code of 1986, we are not subject to federal income tax on income that we distribute to our stockholders.  REITs are subject to numerous organizational and operational requirements in order to avoid taxation as a regular corporation, including a requirement that they generally distribute at least 90% of their annual taxable income to their stockholders.  If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify.  Our failure to qualify as a REIT could result in us having a significant liability for taxes.

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

We are entitled to prepay the obligations at any time without penalty.  On March 24, 2009, we notified HSH Nordbank of our intent to exercise the second of two one-year options to extend the loan maturity date.  On June 30, 2009, we satisfied conditions expressed by the lender and extended our loan maturity date to June 30, 2010.  The obligations under the credit agreement may be accelerated in the event of a default as defined in the credit agreement.  As of December 31, 2009, the outstanding balance of borrowings under this credit facility was approximately $15.9 million.

On November 13, 2007, we entered into a loan agreement with Wachovia Bank in connection with the acquisition of Orlando Small Bay portfolio.  Pursuant to the terms of the loan agreement, we may borrow $22.4 million at an interest rate of 140 basis points over 30-day LIBOR, secured by specified real estate properties.  The loan agreement has a maturity date of November 13, 2010. As of December 31, 2009, we have an outstanding balance of approximately $15.9 million under this loan agreement. The loan may be prepaid without penalty.

In connection with our acquisition of Monroe North CommerCenter, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”).  Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica mortgage loan.  The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum.  As of December 31, 2009, we have an outstanding balance of approximately $7.1 million under this loan agreement.  The monthly payment on this loan is approximately $50,369.

We expect to use net cash flows from operations and net proceeds from the sale of our common stock to repay our outstanding debts.

Contractual Obligations

The following table reflects our contractual obligations as December 31, 2009, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable (1)	$38,884,000	$31,999,000	$651,000	$6,234,000	$-
Interest expense related to long term debt (2)	$2,238,000	$774,000	$1,162,000	$302,000	$-
Note receivable (3)	$2,500,000	$2,500,000	$-	$-	$-
Note receivable from related party (4)	$1,100,000	$1,100,000	$-	$-	$-

(1)  This represents the sum of a credit agreement with HSH Nordbank, AG and loan agreements with Wachovia Bank National Association and Transamerica Life Insurance Company.

 (2)  Interest expenses related to the credit agreement with HSH Nordbank, AG and loan agreement with Wachovia Bank National Association are calculated based on the loan balances outstanding at December 31, 2009, one month LIBOR at December 31, 2009 plus appropriate margin ranging from 1.15% and 1.40%. Interest expense related to loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum.

(3)  We have committed to fund $10.0 million to entities that are parties to an alliance with the managing member of our advisor.  As of December 31, 2009, we have funded approximately $7.5 million of this amount.

(4)  On December 14, 2009, we committed to fund $8.0 million to a related party, an affiliate of our advisor.  As of December 31, 2009, we have funded approximately $6.9 million of this amount.

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

Subsequent Events

Sale of Shares of Common Stock

Subsequent to December 31, 2009, and through the issuance date of this report, we raised approximately $0.7 million through the issuance of approximately 85,955 shares of our common stock under our offering.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to real estate purchase price allocation, evaluation of possible impairment of real property assets, revenue recognition and valuation of receivables, income taxes, notes receivable and uncertain tax positions.  These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances.  Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.  Our significant accounting policies are described in more details in Note 3 to the consolidated financial statements.

Investments in Real Estate

Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, site improvements and intangible lease assets or liabilities including in-place leases, above market and below market leases.  We allocated the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value of the building is depreciated over an estimated useful life of 39 years.

In-place lease values are calculated based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.

Acquired above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our consolidated statements of operations.

We amortize the value of in-place leases and above and below market leases over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the above or below market lease value is charged to revenue.  If a lease is terminated prior to its expiration, the unamortized portion of the tenant improvements, and the in-place lease value is immediately charged to expense.

Should a significant tenant terminate their lease, the unamortized portion of intangible assets or liabilities is charged to revenue.

The estimated useful lives for lease intangibles range from 1 month to 10 years.

Impairment of Real Estate Assets

Rental properties, properties undergoing development and redevelopment, land held for development and intangibles are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, properties undergoing development and redevelopment, and land held for development is assessed by project and include, but is not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value.

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

Income Taxes

We have elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2006.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that it distributes to its stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT, beginning with our taxable year ending December 31, 2007, and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT in subsequent tax years for federal income tax purposes.  100% of the distributions declared during 2008 represented a return of capital for federal income tax purposes.  95.07% of the distributions declared during 2009 represented a return of capital for federal income tax purposes.

Notes Receivable

On a quarterly basis, we evaluate the collectability of our notes receivable.  Our evaluation of collectability involves judgment, estimates and a review of the underlying collateral and borrower's business models and future operations. During the quarter ended September 30, 2009, we concluded that the collectability with regard to one of our notes cannot be reasonably assured and therefore, we recorded a note receivable reserve of approximately $4.6 million against the balance of the note. The amount of this reserve has been included in our consolidated statements of operations under impairment of notes receivable.

Uncertain Tax Positions

In accordance with the requirements of ASC 740-10, Income Taxes, favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders. A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor which, if met, expressly prevents the Internal Revenue Service from asserting the prohibited transaction test. We have not had any sales of properties to date. We have no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the consolidated results of operations.

Recently Issued Accounting Pronouncements

Please refer to Note 3 of the Notes to the Financial Statements.

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

Our credit facility with HSH Nordbank AG, permits us to borrow up to $50,000,000 secured by real property at a borrowing rate based on LIBOR plus a margin ranging from 1.15% to 1.35% and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the obligations at any time without penalty. On June 30, 2009, we satisfied conditions expressed by the lender and extended our loan maturity date to June 30, 2010. The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement.  As of December 31, 2009, we have an outstanding balance of approximately $15.9 million outstanding on this credit facility.

Our loan agreement entered with Wachovia Bank, National Association permits us to $22.4 million at an interest rate 140 basis points over 30-day LIBOR, secured by specified real estate properties.  The loan agreement had a maturity date of November 13, 2009, with a one-year extension at the option of the borrower.  On November 13, 2009, we satisfied conditions expressed by Wachovia Bank and extended our loan maturity date to November 13, 2010. As of December 31, 2009, we have an outstanding balance of approximately $15.9 million under this loan agreement. The loan may be prepaid without penalty.

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

As of December 31, 2009, we had borrowed approximately $31.8 million under our variable rate credit facility and loan agreement.  An increase in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders.  Based on the debt outstanding as of December 31, 2009, a 1% change in interest rates would result in a change in interest expense of approximately $318,000 per year.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15.  Exhibits, Financial Statement Schedules.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2010.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2010.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2010.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2010.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2010.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Equity for the Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007

Notes to Financial Statements

(2) Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Schedule III - Real Estate and Accumulated Depreciation

Schedule IV – Mortgage Loan and Real Estate

(3) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cornerstone Core Properties REIT, Inc.

We have audited the accompanying consolidated balance sheets of Cornerstone Core Properties REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2009.  Our audit also included the financial statement schedules listed in the index at Item 15.  These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cornerstone Core Properties REIT, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

 As discussed in Note 3 to the consolidated financial statements, on January 1, 2009, the Company adopted a new accounting provision with respect to noncontrolling interests and retrospectively adjusted all periods presented in the financial statements.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 29, 2010

CORNERSTONE CORE PROPERTIES REIT, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$18,673,000	$26,281,000
Investments in real estate
Land	38,604,000	39,138,000
Buildings and improvements, net	87,671,000	92,327,000
Intangible lease assets, net	804,000	1,490,000
	127,079,000	132,955,000
Notes receivable, net	2,875,000	3,875,000
Notes receivable from related party	6,911,000	—
Deferred costs and deposits	29,000	351,000
Deferred financing costs, net	174,000	211,000
Tenant and other receivables, net	863,000	802,000
Other assets, net	648,000	629,000
Total assets	$157,252,000	$165,104,000

LIABILITIES AND EQUITY

Liabilities:
Notes payable	$38,884,000	$45,626,000
Accounts payable and accrued liabilities	698,000	683,000
Payable to related parties	347,000	122,000
Prepaid rent, security deposits and deferred revenue	1,010,000	969,000
Intangible lease liabilities, net	217,000	393,000
Distributions payable	941,000	827,000
Total liabilities	42,097,000	48,620,000

Commitments and contingencies (Note 11)

Equity:
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,114,201 and 20,570,120 shares issued and outstanding at December 31, 2009 and 2008, respectively	24,000	21,000
Additional paid-in capital	128,559,000	121,768,000
Accumulated deficit	(13,559,000)	(5,456,000)
Total stockholders’ equity	115,024,000	116,333,000
Noncontrolling interest	131,000	151,000
Total equity	115,155,000	116,484,000

Total liabilities and equity	$157,252,000	$165,104,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007

	Year ended December 31,
	2009	2008	2007
Revenues:
Rental revenues	$7,829,000	$8,376,000	$4,723,000
Tenant reimbursements & other income	1,993,000	2,243,000	1,142,000
Interest income from notes receivable	1,308,000	174,000	—
	11,130,000	10,793,000	5,865,000
Expenses:
Property operating and maintenance	3,368,000	3,111,000	1,332,000
General and administrative	1,911,000	1,421,000	2,359,000
Asset management fees	1,519,000	1,328,000	707,000
Real estate acquisition costs	430,000	—	—
Depreciation and amortization	3,641,000	3,575,000	1,529,000
Provisions for impairment	6,986,000	—	—
	17,855,000	9,435,000	5,927,000

Operating (loss) income	(6,725,000)	1,358,000	(62,000)

Interest income	8,000	250,000	605,000
Interest expense	(1,394,000)	(3,060,000)	(3,147,000)
Net loss	(8,111,000)	(1,452,000)	(2,604,000)
Less: Net (loss) income attributable to the noncontrolling interest	(8,000)	3,000	(3,000)
Net loss attributable to common stockholders	$(8,103,000)	$(1,455,000)	$(2,601,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.37)	$(0.10)	$(0.37)
Weighted average number of common shares	21,806,219	14,241,215	7,070,155

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2009, 2008 and 2007

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total
BALANCE — December 31, 2006	4,328,186	$4,000	$28,115,000	$(1,400,000)	$26,719,000	$181,000	$26,900,000

Issuance of common stock	5,637,800	6,000	45,008,000	—	45,014,000	—	45,014,000
Redeemed shares	(57,435)	—	(417,000)	—	(417,000)	—	(417,000)
Offering costs	—	—	(5,271,000)	—	(5,271,000)	—	(5,271,000)
Distributions declared	—	—	(3,196,000)	—	(3,196,000)	(14,000)	(3,210,000)
Noncontrolling interest contribution	—	—	—	—	—	145,000	145,000
Net loss	—	—	—	(2,601,000)	(2,601,000)	(3,000)	(2,604,000)
BALANCE — December 31, 2007	9,908,551	10,000	64,239,000	(4,001,000)	60,248,000	309,000	60,557,000

Issuance of common stock	9,264,536	10,000	73,891,000	—	73,901,000	—	73,901,000
Redeemed shares	(198,108)	—	(1,437,000)	—	(1,437,000)	—	(1,437,000)
Special stock dividend	1,595,141	1,000	(1,000)	—	—	—	—
Offering costs	—	—	(7,655,000)	—	(7,655,000)	—	(7,655,000)
Distributions declared	—	—	(7,269,000)	—	(7,269,000)	(16,000)	(7,285,000)
Noncontrolling interest distribution	—	—	—	—	—	(145,000)	(145,000)
Net (loss) income	—	—	—	(1,455,000)	(1,455,000)	3,000	(1,452,000)
BALANCE — December 31, 2008	20,570,120	21,000	121,768,000	(5,456,000)	116,333,000	151,000	116,484,000

Issuance of common stock	3,121,623	3,000	24,650,000	—	24,653,000	—	24,653,000
Redeemed shares	(577,542)	—	(4,413,000)	—	(4,413,000)	—	(4,413,000)
Offering costs	—	—	(2,802,000)	—	(2,802,000)	—	(2,802,000)
Distributions declared	—	—	(10,644,000)	—	(10,644,000)	(12,000)	(10,656,000)
Net loss	—	—	—	(8,103,000)	(8,103,000)	(8,000)	(8,111,000)
BALANCE – December 31, 2009	23,114,201	$24,000	$128,559,000	$(13,559,000)	$115,024,000	$131,000	$115,155,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(8,111,000)	$(1,452,000)	$(2,604,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	236,000	435,000	505,000
Depreciation and amortization	3,641,000	3,575,000	1,529,000
Straight line rents and amortization of acquired above/below market lease intangibles	(27,000)	326,000	(41,000)
Provisions for bad debt	409,000	323,000	—
Provisions for impairment	6,986,000	—	—
Change in operating assets and liabilities:
Tenant and other receivables	(406,000)	(255,000)	(299,000)
Other assets	(165,000)	(36,000)	(443,000)
Account payable and accrued liabilities	15,000	(381,000)	668,000
Payable to related parties	351,000	6,000	(532,000)
Prepaid rent, security deposits and deferred revenue	(41,000)	—	61,000
Net cash provided by (used in) operating activities	2,888,000	2,541,000	(1,156,000)

Cash flows from investing activities:
Real estate acquisitions	—	(8,192,000)	(84,513,000)
Additions to real estate	(171,000)	(56,000)	(36,000)
Notes receivable disbursements	(3,626,000)	(3,875,000)	—
Notes receivable disbursements to related parties	(20,911,000)	—	—
Note receivable proceeds from related party	14,000,000	—	—
Escrow deposits	—	150,000	(250,000)
Net cash used in investing activities	(10,708,000)	(11,973,000)	(84,799,000)

Cash flows from financing activities
Issuance of common stock	18,596,000	69,791,000	43,309,000
Redeemed shares	(4,413,000)	(1,437,000)	(417,000)
Noncontrolling interest contributions	—	—	145,000
Proceeds from notes payable	—	—	49,809,000
Repayment of notes payable	(6,742,000)	(27,448,000)	(4,161,000)
Other receivables	—	—	211,000
Offering costs	(2,544,000)	(8,462,000)	(5,828,000)
Deferred offering costs	—	(285,000)	—
Distributions paid to stockholders	(4,474,000)	(2,699,000)	(1,272,000)
Distributions paid to noncontrolling interest	(12,000)	(161,000)	(14,000)
Deferred financing costs	(199,000)	(234,000)	(220,000)
Net cash provided by financing activities	212,000	29,065,000	81,562,000

Net (decrease) increase in cash and cash equivalents	(7,608,000)	19,633,000	(4,393,000)
Cash and cash equivalents - beginning of period	26,281,000	6,648,000	11,041,000
Cash and cash equivalents - end of period	$18,673,000	$26,281,000	$6,648,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,199,000	$2,904,000	$2,215,000
Supplemental disclosure of noncash activities:
Distributions declared not paid	$941,000	$827,000	$364,000
Distributions reinvested	$6,057,000	$4,110,000	$1,703,000
Offering costs payable to related parties	$1,000	$39,000	$854,000
Accrued distribution to noncontrolling interest	$—	$—	$3,000
Accrued additions to real estate	$—	$—	$25,000
Receivable from seller	$—	$—	$96,000
Assumption of loan in connection with property acquisition	$—	$7,375,000	$—
Security deposits and other liabilities assumed upon acquisition of real estate	$—	$127,000	$503,000
Loan origination fee receivable	$80,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

1. Organization

Cornerstone Core Properties REIT, Inc., a Maryland Corporation, was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  As used in this report, “we,” “us” and “our” refer to Cornerstone Core Properties REIT, Inc. and its consolidated subsidiaries except where the context otherwise requires.  We are recently formed and are subject to the general risks associated with a start-up enterprise, including the risk of business failure.  Subject to certain restrictions and limitations, our business is managed by an affiliate, Cornerstone Realty Advisors, LLC, a Delaware limited liability company that was formed on November 30, 2004 (the “advisor”), pursuant to an advisory agreement.

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At December 31, 2009, we owned a 99.88% general partner interest in the Operating Partnership while the advisor owned a 0.12% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements.   All intercompany accounts and transactions have been eliminated in consolidation.

2. Public Offerings

On January 6, 2006, we commenced a public offering of a minimum of 125,000 shares and a maximum of 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale to the public (the “Primary Offering”) and 11,000,000 shares for sale pursuant to our distribution reinvestment plan.  We stopped making offers under our initial public offering on June 1, 2009 upon raising gross offering proceeds of approximately $172.7 million from the sale of approximately 21.7 million shares, including shares sold under the distribution reinvestment plan.  On June 10, 2009, SEC declared our follow-on offering effective and we commenced a follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale to the public (the “Follow-On Offering”) and 21,100,000 shares for sale pursuant to our dividend reinvestment plan.  The Primary Offering and Follow-On Offering are collectively referred to as the “Offerings”. We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of our advisor, to serve as the dealer manager for the Offerings.  PCC is responsible for marketing our shares being offered pursuant to the Offerings. PCC and Terry G. Roussel, the majority owner of our dealer manager and one of our officers and directors, have been the subject of a non-public inquiry by the Financial Industry Regulatory Authority ("FINRA") focused on private placements conducted by our dealer manager during the period from January 1, 2004 through May 30, 2009.  We are not the issuer of any of the securities offered in the private placements that are the subject of FINRA’s investigation.  One such issuer is, however, the managing member of our Advisor.  Without admitting or denying the findings, our dealer manager and Terry G. Roussel have settled the FINRA inquiry, which alleges that they violated NASD rules relating to communications with the public (Rule 2210); supervision (Rule 3010) and standards of commercial honor and principles of trade (Rule 2110).  FINRA’s allegations, in sum, focus on claimed material misstatements and omissions with respect to certain performance targets.  Our dealer manager consented to a censure and fine of $700,000.  Mr. Roussel consented to a fine of $50,000, suspension from association with a FINRA member in all capacities for 20 business days, and suspension from association with a FINRA member firm in a principal capacity for an additional three months.  Terry G. Roussel served as our dealer manager’s president and chief compliance officer until October 1, 2009, when he resigned as president. In January 2010, Terry G. Roussel transferred his chief compliance officer responsibilities to a qualified registered principal. He presently serves as one of our dealer manager’s two directors.  Our dealer manager has also provided additional disclosures, satisfactory to FINRA, to investors in the private offerings.

We intend to invest the net proceeds from the initial public and follow-on offerings primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  As of December 31, 2009, a total of 20.8 million shares of our common stock had been sold for aggregate gross proceeds of $165.9 million under the Offerings.

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

Investments in Real Estate

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Codification (“ASC”) ASC 805-10, Business Combinations.  In summary, ASC 805-10 requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  In addition, this standard requires acquisition costs to be expensed as incurred.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  We adopted this standard on January 1, 2009 and have expensed acquisition costs accordingly.

We allocate the purchase price of our properties in accordance with ASC 805-10. Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, site improvements and intangible lease assets or liabilities including in-place leases, above market and below market leases.  We allocated the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. We are required to make subjective assessments as to the useful lives of our depreciable assets.  We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation of our assets is being charged to expense on a straight-line basis over the assigned useful lives. The value of the building and improvements are depreciated over an estimated useful life of 15 to 39 years.

In-place lease values are calculated based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.

Acquired above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our consolidated statements of operations.

We will amortize the value of in-place leases and above and below market leases over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the above or below market lease value will be charged to revenue.  If a lease is terminated prior to its expiration, the unamortized portion of the tenant improvements, intangible lease assets or liabilities and the in-place lease value will be immediately charged to expense. Should a significant tenant terminate their lease, the unamortized portion of intangible assets or liabilities of above and below market leases will be charged to revenue.

Depreciation of Real Property Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets.  We consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our assets is being charged to expense on a straight-line basis over the assigned useful lives.

Impairment of Real Estate Assets

Rental properties, properties undergoing development and redevelopment, land held for development and intangibles are individually evaluated for impairment in when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, properties undergoing development and redevelopment, and land held for development is assessed by project and include, but is not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value. In the fourth quarter of 2009, we recorded an impairment charge on one of our properties of approximately $2.4 million accordingly.

Notes Receivable

Notes receivable represent mortgage notes and acquisition loans made to related parties and notes made to real estate operating companies that are parties to an alliance with the managing member of our advisor.  On a quarterly basis, we evaluate the collectability of our notes receivable.  Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future operations in accordance with ASC 450-20, Contingencies – Loss Contingencies and ASC 310-10, Receivables.

Tenant and Other Receivables, net

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value.  Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, that  become uncollectible.  For the years ended December 31, 2009, 2008 and 2007, provisions for bad debt amounted to approximately $409,000, $323,000 and $0, respectively, which are included in property operating and maintenance expenses in the accompanying consolidated statements of operations.

Other Asset, net

Other assets consist primarily of leasing commissions net of amortization and prepaid insurance.  Additionally, other assets will be amortized to expense over their future service periods.  Balances without future economic benefit are expensed as they are identified.

Deferred Costs and Deposits

Included in deferred costs and deposits as of December 31, 2008 are deferred offering costs which consist of legal, accounting fees, and other administrative costs incurred through the balance sheet date that related to the follow-on offering of our shares.  These deferred offering costs were charged to stockholders’ equity upon commencement of the secondary offering in June 2009.  Deposits primarily consist of utility deposits.

Deferred Financing Costs

Costs incurred in connection with debt financing are recorded as deferred financing costs. Deferred financing costs are amortized using the straight-line basis which approximates the effective interest rate method, over the contractual terms of the respective financings.

Consolidation Considerations for Our Investments in Joint Ventures

ASC 810-10, Consolidation, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity.  Before concluding that it is appropriate to apply the voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. We evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate.

Revenue Recognition and Valuation of Receivables

Revenue is recorded in accordance with ASC 840-10, Leases, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended” (“SAB 104”). Such accounting provisions require that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment.  Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Because our leases provide for free rent, lease incentives, or other rental increases at specified intervals, we straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. Our revenues are comprised largely of rental income and other income collected from tenants. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts.  Management assesses the reliability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible.

Organizational and Offering Costs

We are required to reimburse the advisor for such organization and offering costs up to 3.5% of the cumulative capital raised in our public offerings.  Organization and offering costs include items such as legal and accounting fees, marketing, due diligence, promotional and printing costs and amounts to reimburse our advisor for all costs and expenses such as salaries and direct expenses of employees of our advisor and its affiliates in connection with registering and marketing our shares.  Our public offerings costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

Noncontrolling Interest in Consolidated Subsidiary

Noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by us.

On January 1, 2009, we adopted ASC 810-10-65, Consolidation, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810-10-65 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

ASC 810-10-65 was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result of the adoption of ASC 810-10-65, we reclassified noncontrolling interests to permanent equity in the accompanying consolidated balance sheet as of December 31, 2008 and reclassified the noncontrolling interest’s proportionate share of losses and income to be in included in net loss for the years ended December 31, 2008 and 2007.   We will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

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

Uncertain Tax Positions

In accordance with the requirements of ASC 740-10, Income Taxes, favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders. A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor which, if met, expressly prevents the Internal Revenue Service from asserting the prohibited transaction test. We have not had any sales of properties to date. We have no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the consolidated results of operations.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. Currently, the Federal Deposit Insurance Corporation, or FDIC, generally insures amounts up to $250,000 per depositor per insured bank. This amount is scheduled to be reduced to $100,000 after December 31, 2013.  As of December 31, 2009 we had cash accounts in excess of FDIC insured limits.

As of December 31, 2009, we owned three properties in the state of California, three properties in the state of Arizona and six properties in the state of Florida.  Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.

Fair Value of Financial Instruments

On January 1, 2008, we adopted ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements.

We adopted ASC 820-10 with respect to our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of ASC 820-10 with respect to our non-financial assets and liabilities did not have a material impact on our consolidated financial statements.

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

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, payable to related parties, prepaid rent and security deposits, deferred revenue, accounts payable and accrued liabilities, note receivable from related party and notes payable. We consider the carrying values of cash and cash equivalents, tenant and other receivables, payable to related parties, note payable, prepaid rent and security deposits, deferred revenue, accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected payment.

The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities.  As of December 31, 2009 and 2008, the fair value of notes payable was $38,943,000 and $42,196,000, respectively, compared to the carrying value of $38,884,000 and $45,626,000, respectively.

Basic and Diluted Net Loss per Common Share Attributable to Common Stockholders

Basic net loss per common share attributable to common stockholders per share is computed by dividing net loss attributable to common stockholder by the weighted-average number of common shares outstanding for the period.  For the years ended December 31, 2009, 2008 and 2007, stock options of 65,000, 65,000 and 60,000, respectively have been excluded from weighted-average number of common shares outstanding since their effect was anti-dilutive.

Basic and diluted net loss per share is calculated as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net loss attributable to common stockholders	$(8,103,000)	$(1,455,000)	$(2,601,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.37)	$(0.10)	$(0.37)
Weighted average number of shares outstanding — basic and diluted	21,806,219	14,241,215	7,070,155

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

Segment Disclosure

ASC 280-10, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  Our current business consists of acquiring and operating real estate assets.  Management evaluates operating performance on an individual property level.  However, as each of our properties has similar economic characteristics, our properties have been aggregated into one reportable segment.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued an Accounting Standard Update (“ASU”) to address implementation issues associated with the accounting for decreases in the ownership of a subsidiary. The new guidance clarified the scope of the entities covered by the guidance related to accounting for decreases in the ownership of a subsidiary and specifically excluded in-substance real estate or conveyances of oil and gas mineral rights from the scope.  Additionally, the new guidance expands the disclosures required for a business combination achieved in stages and deconsolidation of a business or nonprofit activity. The new guidance became effective for interim and annual periods ending on or after December 31, 2009 and must be applied on a retrospective basis to the first period that an entity adopted the new guidance related to noncontrolling interests.  The adoption of this new guidance did not have an impact on our consolidated financial statements.

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification became effective for interim or annual financial periods ending after September 15, 2009.  The adoption of the Codification did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new accounting literature with respect to the consolidation of variable interest entity (“VIE”).  The new guidance impacts the consolidation guidance applicable to VIEs and among other things require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether a company is the primary beneficiary of a VIE and enhanced disclosures about a company’s involvement with a VIE. The new guidance applies to our fiscal year beginning on January 1, 2010 and early adoption is prohibited.  The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update, or ASU, 2009-05, Measuring Liabilities at Fair Value, ASU 2009-05 provides guidance on measuring the fair value of liabilities under FASB Codification Topic 820, Fair Value Measurements and Disclosure. Specifically, the guidance reaffirms that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date, and presumes that the liability is to continue and is not settled with a counterparty. Further, nonperformance risk does not change after transfer of the liability. ASU 2009-05 also provides guidance on the valuation techniques to estimate fair value of a liability in an active and inactive market. ASU 2009-05 is effective for the first interim or annual reporting period beginning after issuance. We adopted ASU 2009-05 on October 1, 2009, which only applied to the disclosures fair value of financial instruments. The adoption of ASU 2009-05 did not have a material impact on our footnote disclosures.

4. Investments in Real Estate

As of December 31, 2009, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Acquired Above-Market Leases	In-Place Lease Value	Acquired Below-Market Leases
Investment in real estate	$38,604,000	$94,513,000	$1,666,000	$1,971,000	$(824,000)
Less: accumulated depreciation and amortization	—	(6,842,000)	(1,419,000)	(1,414,000)	607,000
Net investments in real estate and related lease intangibles	$38,604,000	$87,671,000	$247,000	$557,000	$(217,000)

As of December 31, 2008, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Acquired Above-Market Leases	In-Place Lease Value	Acquired Below-Market Leases
Investments in real estate	$39,138,000	$96,431,000	$1,692,000	$2,009,000	$(834,000)
Less: accumulated depreciation and amortization	—	(4,104,000)	(1,232,000)	(979,000)	441,000
Net investments in real estate and related lease intangibles	$39,138,000	$92,327,000	$460,000	$1,030,000	$(393,000)

Depreciation expense associated with buildings and improvements for the years ended December 31, 2009, 2008 and 2007 was $3,001,000, $2,830,000 and $1,197,000, respectively.

The estimated useful lives for lease intangibles range from 1 month to 10 years. The weighted-average amortization period for in-place lease, acquired above market leases and acquired below market leases are 4.1 years, 4.8 years and 3.5 years, respectively.

Amortization associated with the lease intangible assets and liabilities for the years ended December 31, 2009, 2008 and 2007 were $511,000, $1,308,000 and $434,000, respectively.

Anticipated amortization for each of the five following years ended December 31 is as follows:

Lease Intangibles
2010	$296,000
2011	$164,000
2012	$65,000
2013	$41,000
2014	$12,000
2015 and thereafter	$9,000

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for properties owned as of December 31, 2009 are as follows:

Years ending December 31,
2010	$6,452,000
2011	4,968,000
2012	3,155,000
2013	1,425,000
2014	402,000
2015 and thereafter	621,000
$17,023,000

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

5. Notes Receivable

In May 2008, we agreed to loan up to $10.0 million at a rate of 10% per year to two real estate operating companies, Servant Investments, LLC and Servant Healthcare Investments, LLC (collectively, “Servant”). The loans mature on May 19, 2013.  Servant is party to an alliance with the managing member of our advisor.  As of December 31, 2009, advances to Servant  were approximately $7.5 million. For the year ended December 31, 2009 we earned interest income of approximately $396,000. On a quarterly basis, we evaluate the collectability of our notes receivable.  Our evaluation of collectability involves judgment, estimates and a review of the Servant business models and their future operations.  During the quarter ended September 30, 2009, we concluded that the collectability of one note cannot be reasonably assured and therefore, we recorded a note receivable reserve of approximately $4.6 million against the balance of that note. The amount of this reserve has been included in our consolidated statements of operations under provisions for impairment.

6. Notes Receivable from Related Parties

On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that is a wholly-owned subsidiary of Cornerstone Healthcare Plus REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor. The loan was to mature on January 21, 2010 subject to the borrower's right to repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty.  On December 16, 2009, Caruth Haven L.P. repaid the full loan amount.  For the year ended December 31, 2009, we earned interest income of approximately $0.8 million.

On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC, a Delaware limited liability company managed by Cornerstone Ventures Inc., an affiliate of our advisor, in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community known as Sherburne Commons located on the exclusive island of Nantucket, MA.   The loan matures on January 1, 2015, with no option to extend and bears interest at a fixed rate of 8.0% for the term of the loan.  Interest will be paid monthly with principal due at maturity.  In addition, under the terms of the loan, we are entitled to receive additional interest in the form of a 40% participation in the "shared appreciation" of the property, which is calculated based on the net sales proceeds if the property is sold, or the property's appraised value, less ordinary disposition costs, if the Property has not been sold by the time the loan matures. Prepayment of the loan is not permitted without our consent and the loan is not assumable. As of December 31, 2009, the loan balance was approximately $6.9 million. For the year ended December 31, 2009, we earned interest income of approximately $31,000.

7. Payable to Related Parties

Payable to related parties at December 31, 2009 and December 31, 2008 consists of acquisition fees, expense reimbursement payable, sales commissions and dealer manager fees to the advisor and PCC.

8. Equity

Common Stock

Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  As of December 31, 2009, we had cumulatively issued approximately 20.8 million shares of common stock for a total of approximately $165.9 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan.  As of December 31, 2008, we had issued approximately 18.4 million shares of common stock for a total of approximately $147.3 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions and other distributions otherwise distributable to them invested in additional shares of our common stock.   We have registered 21,100,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.   The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share.   As of December 31, 2009, approximately 1.59 million shares had been issued under the distribution reinvestment plan.  As of December 31, 2008, approximately 794,000 shares had been issued under the distribution reinvestment plan.   We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to participants.

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

During the year ended December 31, 2009 and 2008, we redeemed shares pursuant to our stock repurchase program follows (in thousands, except per-share amounts):

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
	198,108

(1)
As long as our common stock is not listed on a national securities exchange or traded on any over-the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased.  Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the numbers of years the shares were held.  During our offering and until September 12, 2012, we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our distribution reinvestment plan or (ii) 5% of the number of shares outstanding at the end of the prior calendar year.  After September 12, 2012 the number of shares that we redeem under the stock repurchase program is not expected to exceed 10% of the number outstanding at the end of the prior year. Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources.  We have no obligations to repurchase our stockholders' stock.

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (1)
January 2009	40,873	$6.77	$3,805,000
February 2009	137,395	$7.51	$2,773,000
March 2009	152,984	$7.61	$1,608,000
April 2009	83,284	$7.55	$979,000
May 2009	43,057	$7.51	$655,000
June 2009	65,454	$7.67	$152,000
July 2009	23,079	$7.39	$—
August 2009	8,113	$7.99	$—
September 2009	8,178	$7.98	$—
October 2009	—	$—	$—
November 2009	3,560	$7.96	$—
December 2009	11,565	$7.97	$—
	577,542

(1)
Until September 21, 2012 our stock repurchase program limits the number of shares of stock we can redeem (other than redemptions due to death of a stockholder) to those that we can purchase with net proceeds from the sale of stock under our distribution reinvestment plan in the prior calendar year. Until September 21, 2012 we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our distribution reinvestment plan in the prior calendar year or (ii) 5% of the number of shares outstanding at the end of the prior calendar year. After September 21, 2012, the number of shares that we redeem under the stock repurchase program is not expected to exceed 10% of the number outstanding at the end of the prior year. Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources.

Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources.  We have no obligations to repurchase our stockholders' shares of stock.

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

As of December 31, 2009, we had granted our nonemployee directors nonqualified stock options to purchase an aggregate of 80,000 shares of common stock, at an exercise price of $8.00 per share.  Of these options, 15,000 shares lapsed and were canceled on November 8, 2008 due to the resignation of one director from the board of directors on August 6, 2008.

Outstanding stock options became immediately exercisable in full on the grant date, expire in ten years after the grant date, and have no intrinsic value as of December 31, 2009.  We did not incur any non-cash compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively.  No stock options were exercised or canceled during the twelve months ended December 31, 2009.  No stocks options were exercised and 15,000 shares were canceled during the twelve months ended December 31, 2008.   We record compensation expense for non-employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.  These assumptions include the risk-free interest rate, the expected life of the options, the expected stock price volatility over the expected life of the options, and the expected distribution yield. Compensation expense for employee stock options is recognized ratably over the vesting term.

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

Our equity compensation plan information as of December 31, 2009 and 2008 is as follows:

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

(1)
Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to ten percent (10%) of our outstanding common stock.  The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000.  As of December 31, 2009 and 2008, there were approximately 23.1 million and 20.6 million shares of our common stock issued and outstanding, respectively.

Tax Treatment of Distributions

The income tax treatment for the distributions per share to common stockholders reportable for the years ended December 31, 2009, 2008, and 2007 as follows:

Per Common Shares	2009		2008		2007
Ordinary income	$0.02	4.93%	-	-%	-	-%
Return of capital	$0.46	95.07%	$0.47	100.00%	$0.43	100.00%

9. Related Party Transactions

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

Organizational and Offering Costs.  Costs of the offerings had been paid by the advisor on our behalf and had been reimbursed to the advisor from the proceeds of the offering.   Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.   In no event will we have any obligation to reimburse the advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from our public offerings.

As of December 31, 2009, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.2 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $5.1 million of offering costs which reduce net proceeds of our Offerings.  Of this amount $4.4 million reduced the net proceeds of our Primary Offering and $0.7 million reduced the net proceeds of our Follow-on Offering.  As of December 31, 2008, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling for our Primary Offering totaling approximately $4.5 million, including approximately $0.1 million of organizational costs that have been expensed, approximately $4.1 million of offering costs which reduced net proceeds of our Primary Offering and $0.3 million which were deferred in anticipation of our Follow-On Offering.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the advisor acquisition fees in an amount equal to 2% of the gross proceeds of our public offerings.  We will pay the acquisition fees upon receipt of the gross proceeds from our offerings. However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the advisor for direct costs the advisor incurs and amounts the advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the years ended December 31, 2009, 2008 and 2007, the advisor earned approximately $0.4 million, $1.4 million and $0.9 million of acquisition fees, respectively.

Management Fees.  The advisory agreement requires us to pay the advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principals in the United States of America (GAAP).  In addition, we will reimburse the advisor for the direct costs and expenses incurred by the advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  For the years ended 2009, 2008 and 2007, the advisor earned approximately $1.5 million, $1.3 million and $0.7 million, of asset management fees, respectively, which were expensed.

Operating Expenses. The advisory agreement provides for reimbursement of our advisor’s direct and indirect costs of providing administrative and management services to us.  For years ended December 31, 2009, 2008 and 2007, approximately $558,000, $798,000 and $517,000 of such costs, respectively, were reimbursed.  The advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

Disposition Fee.  The advisory agreement provides that if the advisor or its affiliate provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the advisor or such affiliate shall receive at closing a disposition fee up to 3% of the sales price of such property or properties.   This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property.  We will pay the disposition fees for a property at the time the property is sold.  For the years ended 2009, 2008 and 2007, we did not incur any of such fees.

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

For the years ended 2009, 2008 and 2007, we did not incur any of such fees.

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in our primary offerings.  PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Offerings.  The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Offerings.  The advisory agreement requires the advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) are in excess of 13.5% of gross proceeds from the Offerings when combined with the shares sold under the related distribution reinvestment plan.  For the years ended December 31, 2009, 2008 and 2007, we incurred approximately $1.8 million, $7.0 million and $4.3 million, respectively, payable to PCC for dealer manager fees and sales commissions.  Much of this amount was reallowed by PCC to third party broker dealers. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying consolidated balance sheets.

10. Notes Payable

On June 30, 2006, we entered into a credit agreement with HSH Nordbank AG, for a temporary credit facility that we will use during the offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  As of December 31, 2009 and 2008, we had net borrowings of approximately $15.9 million, under the credit agreement.

The credit agreement permits us to borrow up to $50,000,000 secured by real property at a borrowing rate based on LIBOR plus a margin ranging from 1.15% to 1.35% and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  One month LIBOR rates as of December 31, 2009 and 2008 were 0.23% and 0.44%, respectively.  Margin used during the years ended December 31, 2009 and 2008 was 1.15%.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty. The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement. On March 24, 2009, we notified HSH Nordbank of our intent to exercise the second of two one-year options to extend the loan maturity date. On June 30, 2009, we satisfied conditions expressed by the lender and extended our loan maturity date to June 30, 2010. The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement.  The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of December 31, 2009, we were in compliance with all these financial covenants.  During the years ended 2009, 2008 and 2007, we incurred approximately $356,000, $1,393,000 and $2,455,000, respectively, of interest expense related to the credit agreement.

On November 13, 2007, we entered into a loan agreement with Wachovia Bank, National Association to facilitate the acquisition of properties during our offering period.  Pursuant to the terms of the loan agreement, we may borrow $22.4 million at an interest rate of 140 basis points over 30-day LIBOR secured by specified real estate properties.  The loan agreement had a maturity date of November 13, 2009, with a one year extension at the borrower’s option.  It may be prepaid without penalty.  On November 12, 2009, we reduced our outstanding debt with Wachovia Bank by paying down $6.5 million, and on November 13, 2009, we satisfied conditions expressed by Wachovia Bank and extended our loan maturity date to November 13, 2010. During the years ended December 31, 2009, 2008 and 2007, we incurred $380,000, $927,000 and $187,000 of interest expense, respectively, related to the loan agreement.  As of December 31, 2009 and 2008, we had net borrowings of approximately $15.9 million and $22.4 million, respectively, under the credit agreement.

On April 17, 2008, in connection with our acquisition of Monroe North CommerCenter, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”).  Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica mortgage loan.  The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum.  As of December 31, 2009, we had net borrowings of approximately $7.1 million. During the years ended 2009 and 2008, we incurred approximately $422,000 and  $304,000, respectively, of interest expense related to the loan agreement.   As of December 31, 2009 and 2008, we had net borrowings of approximately $7.1 million and $7.3 million, respectively, under the Loan Assumption Agreement.

The principal payments due on Monroe North CommerCenter mortgage loan as of December 31, 2009 for each of the next five years are as follows:

Year	Principal amount
2010	$193,000
2011	$204,000
2012	$217,000
2013	$230,000
2014	$6,234,000

In connection with our notes payable, we had incurred financing costs totaling approximately $1.6 million and $1.4 million, as of December 31, 2009 and December 31, 2008, respectively.  These financing costs have been capitalized and are being amortized over the life of the agreements.  During the years ended December 31, 2009, 2008 and 2007, approximately $236,000, $435,000 and $505,000, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.

For the notes payable that are due within the next twelve months, we are in the process of negotiating with other financial institutions to refinance our debt maturing in 2010. We plan to refinance all or a portion of the debt maturing in 2010 and repay the other portion with proceeds from our follow-on offering.

11. Commitments and Contingencies

On January 22, 2009, our board of directors increased our commitment to loan funds up to $10.0 million from $5.0 million to entities that are parties to an alliance agreement with the managing member of our advisor.  As of December 31, 2009, we had funded approximately $7.5 million.

On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC, a Delaware limited liability company managed by Cornerstone Ventures Inc., an affiliate of our advisor, in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community known as Sherburne Commons located on the exclusive island of Nantucket, MA.  As of December 31, 2009, we had funded approximately $6.9 million.

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

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business.  In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position, results of operations, and cash  flows. We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

12. Selected Quarterly Data (unaudited)

Set forth below is certain unaudited quarterly financial information.  We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements.

	Quarters Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Revenues	$2,624,000	$2,657,000	$2,903,000	$2,946,000
Expenses	5,071,000 (4)	7,387,000 (3)	2,591,000	2,806,000
Operating (loss) income	(2,447,000)	(4,730,000)	312,000	140,000

Net loss	$(2,771,000)	$(5,068,000)	$(47,000)	$(225,000)

Net loss attributable to common stockholders	$(2,768,000)	$(5,063,000)	$(47,000)	$(225,000)
Basic & diluted net loss per common share attributable to common stockholders	$(0.12)	$(0.22)	$(0.00)	$(0.01)

Weighted average shares	22,907,170	22,584,321	22,020,217	20,931,999

	Quarters Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Revenues	$2,345,000 (2)	$2,952,000	$2,931,000	$2,565,000
Expenses	2,298,000	2,443,000	2,465,000	2,229,000
Operating income	47,000	509,000	466,000	336,000

Net loss	$(488,000)	$(66,000)	$(342,000)	$(556,000)

Net loss attributable to common stockholders	$(488,000)	$(66,000)	$(347,000)	$(554,000)
Basic & diluted net loss per common share attributable to common stockholders	$(0.02)	$(0.00)	$(0.03)	$(0.05)

Weighted average shares (1)	19,721,231	17,677,146	13,829,889	11,535,060

(1)	All per share computations have been adjusted to reflect common stock dividends declared for all periods presented.

(2)	Revenue was negatively impacted by approximately $0.6 million of intangible asset write-offs during the three months ended December 31, 2008.

(3)	Included in expenses for the three months ended September 30, 2009 is approximately $4.6 million of notes receivable impairment provision.

(4)	Included in expenses for the three months ended December 31, 2009 is approximately $2.4 million of real estate impairment provision.

13. Subsequent Events

Sale of Shares of Common Stock

Subsequent to December 31, 2009 and through the issuance date of this report, we raised approximately $0.7 million through the issuance of approximately 85,955 shares of our common stock under our follow-on offering.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2009

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2007:
Allowance for doubtful accounts	$-	$-	$-	$-
Allowance for notes receivable	-	-	-	-
	$-	$-	$-	$-
Year Ended December 31, 2008:
Allowance for doubtful accounts	$-	$323,000	$(7,000)	$316,000
Allowance for notes receivable	-	-	-	-
	$-	$323,000	$(7,000)	$316,000
Year Ended December 31, 2009:
Allowance for doubtful accounts	$316,000	$409,000	$(234,000)	$491,000
Allowance for notes receivable	-	4,626,000	-	4,626,000
	$316,000	$5,035,000	$(234,000)	$5,117,000

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

		Initial Cost		Costs Captialized		Gross Amount Invested			Accum			Life on which Depreciation in Latest Income
Description	Emcumbr ance	Land	Building & Improv.	Subsequent to Acquisition	Impairment	Land	Building and Improv.	Total	ulated Deprec iation	Date of Construct	Date Acquired	Statement is Computed
2111 S. Industrial Park, Tempe, AZ	$—	$589,000	$1,479,000	$39,000	$—	$589,000	$1,518,000	$2,107,000	$152,000	1974	06/01/06	39 years
Shoemaker Industrial Building Santa Fe Spring, CA	—	952,000	1,521,000	6,000	—	952,000	1,527,000	2,479,000	140,000	2001	06/30/06	39 years
15172 Goldenwest CircleWestminister, CA	(1)—	7,186,000	4,335,000	46,000	—	7,186,000	4,381,000	11,567,000	352,000	1968	12/01/06	39 years
20100 Western Avenue Torrance, CA	—	7,775,000	11,265,000	156,000	—	7,775,000	11,421,000	19,196,000	1,001,000	2001	12/01/06	39 years
Mack Deer Valley Phoenix, AZ	(1)—	6,305,000	17,056,000	18,000	—	6,305,000	17,074,000	23,379,000	1,329,000	2005	01/21/07	39 years
Marathon Tampa Bay, FL	—	979,000	3,562,000	52,000	2,360,000	445,000	1,526,000	1,971,000	—	1989- 1994	04/02/07	37 years
Pinnacle Peak Phoenix, AZ	(1)—	6,766,000	13,301,000	—	—	6,766,000	13,301,000	20,067,000	836,000	2006	10/02/07	39 years
Orlando Small Bay Portfolio Orlando, FL	(2)—	6,612,000	30,957,000	133,000	—	6,612,000	31,090,000	37,702,000	2,321,000	2002- 2005	11/15/07	39 years
Monroe North CommerCenter Sanford, FL	7,078,000	1,974,000	12,675,000	—	—	1,974,000	12,675,000	14,649,000	711,000	2002- 2005	04/17/08	39 years

Totals	$7,078,000	$39,138,000	$96,151,000	$450,000	$2,360,000	$38,604,000	$94,513,000	$133,117,000	$6,842,000

(1) The credit agreement with HSH Nordbank AG is secured by these properties. As of December 31, 2009, the balance related to this credit agreement was $15.9 million.
(2) The loan agreement with Wachovia Bank is secured by this portfolio. As of December 31, 2009, the balance related to this loan agreement was $15.9 million.

(a) The changes in total real estate for the years ended December 31, 2009, 2008 and 2007 are as follows.

	Cost	Accumulated Depreciation

Balance at December 31, 2006	$34,802,000	$(76,000)

2007 Acquisitions	84,600,000	(1,197,000)
2007 Additions	74,000	—

Balance at December 31, 2007	$119,476,000	$(1,273,000)

2008 Acquisitions	15,972,000	(2,831,000)
2008 Additions	121,000	—

Balance at December 31, 2008	$135,569,000	$(4,104,000)
2009 Impairment of real estate	(2,623,000)	263,000
2009 Additions	171,000	(3,001,000)

Balance at December 31, 2009	$133,117,000	$(6,842,000)

(b) For federal income tax purposes, the aggregate cost of our 12 properties is approximately $135.6 million.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOAN ON REAL ESTATE
December 31, 2009

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages		Carrying Amount of Mortgages

First mortgage on property:
Sherburne Commons Mortgage Loan Nantucket, Massachusetts	8.0%	1/1/2015	(3)	—	$8,000,000	(1)	$6,900,000

					$8,000,000		$6,900,000	(2)

(1)	The loan commitment is for $8.0 million. As of December 31, 2009, we have funded approximately $6.9 million.

(2)	The following shows the changes in the carrying amounts of mortgage loans during the year:

2009
Balance at beginning of year	$—
New mortgage loan	6,900,000
Deductions during the year:	—
Collections of principal	—
Foreclosures	—

Balance at the close of year	$6,900,000

(3)	Interest only payments are due monthly. Principal is due at maturity.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE CORE PROPERTIES REIT, INC.

Date: March 30, 2010	By:	/s/ Terry G. Roussel
TERRY G. ROUSSEL
Chief Executive Officer, President and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2010.

Name	Title
Chief Executive Officer and Director
/s/ Terry G. Roussel	(Principal Executive Officer)
Terry G. Roussel
Chief Financial Officer (Principal
/s/ Sharon C. Kaiser	Financial and Accounting Officer)
Sharon C. Kaiser

/s/ Paul Danchik	Director
Paul Danchik

/s/ Jody J. Fouch	Director
Jody J. Fouch

/s/ Daniel L. Johnson	Director
Daniel L. Johnson

/s/ Lee Powell Stedman	Director
Lee Powell Stedman

EXHIBIT INDEX

Ex.	Description
3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006)

3.2
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1) to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)

4.1
Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-121238) filed on February 28, 2007)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004)

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
10.22
Second Amendment to Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated January 28, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.23
Third Amendment to Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated February 20, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.24
Fourth Amendment to Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated April 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.25
Assumption and Amendment of Note, Mortgage and Other Loan Documents, by and between Cornerstone Operating Partnership, L.P. and TransAmerica Life Insurance Company, an Iowa corporation, dated April 17, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.26
Promissory Note in the amount of $6,640,000.00 made as of December 14, 2009 by NANTUCKET ACQUISITION LLC, to and in favor of CORNERSTONE OPERATING PARTNERSHIP, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2009)

10.27
Promissory Note (with Shared Appreciation) in the amount of $1,360,000.00 made as of December 14, 2009 by NANTUCKET ACQUISITION LLC, to and in favor of CORNERSTONE OPERATING PARTNERSHIP, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 17, 2009)

10.28
Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made as of December 14, 2009, by NANTUCKET ACQUISITION LLC, as Borrower to CORNERSTONE OPERATING PARTNERSHIP, L.P., as Lender (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 17, 2009)

10.29	Operating Agreement for Nantucket Acquisition LLC dated as of December 14, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 17, 2009)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006)

21.1	List of Subsidiaries (filed herewith)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)