Form 10-Q
period 2010-03-31
Cornerstone Core Properties REIT, Inc.
filed 2010-05-17
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or
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
☐  Yes  ☒  No

As of May 12, 2010, we had 22,819,551 shares issued and outstanding.

PART I - FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Core Properties REIT, Inc.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$14,585,000	$18,673,000
Investments in real estate:
Land	38,604,000	38,604,000
Buildings and improvements, net	86,954,000	87,671,000
Intangible lease assets, net	694,000	804,000
	126,252,000	127,079,000
Notes receivable, net	3,125,000	2,875,000
Note receivable from related party	7,275,000	6,911,000
Deferred costs and deposits	29,000	29,000
Deferred financing costs, net	121,000	174,000
Tenant and other receivables, net	866,000	863,000
Other assets, net	594,000	648,000
Total assets	$152,847,000	$157,252,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$38,837,000	$38,884,000
Accounts payable and accrued liabilities	1,150,000	698,000
Payable to related parties	139,000	347,000
Prepaid rent, security deposits and deferred revenue	942,000	1,010,000
Intangible lease liability, net	194,000	217,000
Distributions payable	932,000	941,000
Total liabilities	42,194,000	42,097,000

Commitments and contingencies (Note 13)

Equity:
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 22,888,493 and 23,114,201 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	24,000	24,000
Additional paid-in capital	124,040,000	128,559,000
Accumulated deficit	(13,539,000)	(13,559,000)
Total stockholders’ equity	110,525,000	115,024,000
Noncontrolling interest	128,000	131,000
Total equity	110,653,000	115,155,000

Total liabilities and equity	$152,847,000	$157,252,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Rental revenues	$1,960,000	$2,110,000
Tenant reimbursements and other income	481,000	539,000
Interest income from notes receivable	424,000	297,000
	2,865,000	2,946,000
Expenses
Property operating and maintenance	686,000	865,000
General and administrative	647,000	463,000
Asset management fees	382,000	375,000
Real estate acquisition costs	6,000	172,000
Depreciation and amortization	824,000	931,000
	2,545,000	2,806,000
Operating income	320,000	140,000

Interest income	1,000	2,000
Interest expense	(301,000)	(367,000)
Net income (loss)	20,000	(225,000)
Less: Net income (loss) attributable to the noncontrolling interest	—	—
Net income (loss) attributable to common stockholders	$20,000	$(225,000)

Basic and diluted net income (loss) per common share attributable to common stockholders	$0.00	$(0.01)

Weighted average number of common shares	23,003,489	20,931,999

Dividend declared per common share	$0.12	$0.12

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance - December 31, 2009	23,114,201	$24,000	$128,559,000	$(13,559,000)	$115,024,000	$131,000	$115,155,000
Issuance of common stock	283,916	—	2,193,000	—	2,193,000	—	2,193,000
Redeemed shares	(509,624)	—	(3,866,000)	—	(3,866,000)	—	(3,866,000)
Offering costs	—	—	(135,000)	—	(135,000)	—	(135,000)
Dividends declared	—	—	(2,711,000)	—	(2,711,000)	(3,000)	(2,714,000)
Net income	—	—	—	20,000	20,000	—	20,000
Balance – March 31, 2010	22,888,493	$24,000	$124,040,000	$(13,539,000)	$110,525,000	$128,000	$110,653,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance - December 31, 2008	20,570,120	$21,000	$121,768,000	$(5,456,000)	$116,333,000	$151,000	$116,484,000
Issuance of common stock	1,268,280	1,000	10,070,000	—	10,071,000	—	10,071,000
Redeemed shares	(331,251)	—	(2,538,000)	—	(2,538,000)	—	(2,538,000)
Offering costs	—	—	(958,000)	—	(958,000)	—	(958,000)
Distributions	—	—	(2,484,000)	—	(2,484,000)	(3,000)	(2,487,000)
Net loss	—	—	—	(225,000)	(225,000)	—	(225,000)
Balance – March 31, 2009	21,507,149	$22,000	$125,858,000	$(5,681,000)	$120,199,000	$148,000	$120,347,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$20,000	$(225,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	53,000	64,000
Depreciation and amortization	824,000	931,000
Straight-line rents and amortization of acquired above (below) market leases, net	(52,000)	(44,000)
Provision for bad debt	(77,000)	136,000
Change in operating assets and liabilities:
Tenant and other receivables	140,000	(129,000)
Prepaid and other assets	28,000	83,000
Payable and accrued liabilities	452,000	362,000
Payable to related parties	(217,000)	(88,000)
Prepaid rent, security deposit and deferred revenues	(68,000)	—
Net cash provided by operating activities	1,103,000	1,090,000

Cash flows from investing activities
Real estate additions	(9,000)	(37,000)
Notes receivable	(250,000)	(14,875,000)
Notes receivable to related parties	(364,000)	—
Net cash used in investing activities	(623,000)	(14,912,000)

Cash flows from financing activities
Issuance of common stock	689,000	8,488,000
Redeemed shares	(3,866,000)	(2,538,000)
Repayment of notes payable	(47,000)	(44,000)
Offering costs	(125,000)	(1,058,000)
Distributions paid to stockholders	(1,216,000)	(997,000)
Distributions paid to noncontrolling interest	(3,000)	(3,000)
Net cash (used in) provided by financing activities	(4,568,000)	3,848,000
Net decrease in cash and cash equivalents	(4,088,000)	(9,974,000)
Cash and cash equivalents - beginning of period	18,673,000	26,281,000
Cash and cash equivalents - end of period	$14,585,000	$16,307,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$223,000	$328,000
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	$932,000	$869,000
Receivable from transfer agent	$—	$138,000
Distribution reinvested	$1,504,000	$1,445,000
Payable to related party	$10,000	$25,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At March 31, 2010, we owned a 99.88% general partner interest in the Operating Partnership while the Advisor owned a 0.12% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

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

We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, to serve as our dealer manager for our offerings.  PCC is responsible for marketing our shares being offered pursuant to the offerings. We used the net proceeds from our initial public offering to invest primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  We intend to use the net proceeds from our follow-on offering to pay down temporary acquisition financing on our existing assets and to acquire additional real estate investments. As of March 31, 2010, a total of 20.8 million shares of our common stock had been sold in both offerings for aggregate gross proceeds of approximately $166.6 million, excluding approximately 1.8 million shares that were issued pursuant to our distribution reinvestment plan and approximately 1.6 million shares issued in connection with the special 10% stock dividend related to our initial public offering, reduced by approximately 1.3 million shares pursuant to our stock repurchase program.

3.	Summary of Significant Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on various assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to "Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the critical accounting policies previously disclosed in that report except as discussed below.

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC.  Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations.  Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2009 Annual Report on Form 10-K as filed with the SEC.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 825-10, Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

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

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, notes receivable, note receivable from related party, tenant and other receivables, other assets, deferred costs and deposits, deferred financing costs, payable to related parties, prepaid rent, security deposits and deferred revenue, accounts payable and accrued liabilities, distribution payable and notes payable. We consider the carrying values of cash and cash equivalents, tenant and other receivables, deferred financing costs, other assets, deferred costs and deposits, payable to related parties, prepaid rent, security deposits and deferred revenue, accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected payment. The fair value of the note payable to related party is not determinable due to the related party nature of the note payable.

The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities and had been estimated to approximate the carrying value at March 31, 2010. The fair value of notes receivable is estimated using current rates at which management believes similar loans would be made and had been calculated to approximate the carrying value. The fair value of notes receivable is estimated to approximate the carrying value at March 31, 2010.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R),” which was primarily codified into Topic 810 – “Consolidation” in the ASC.  The new guidance impacts the consolidation guidance applicable to VIEs and among other things require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether a company is the primary beneficiary of a VIE and enhanced disclosures about a company’s involvement with a VIE. We adopted this guidance on January 1, 2010 and it did not have a material impact on our condensed consolidated financial statements and disclosures.

In January 2010, the FASB issued an Accounting Standard Update (“ASU”) 2010-02, Consolidation – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification, to address implementation issues associated with the accounting for decreases in the ownership of a subsidiary.  The new guidance clarified the scope of the entities covered by the guidance related to accounting for decreases in the ownership of a subsidiary and specifically excluded in-substance real estate or conveyances of oil and gas mineral rights from the scope.  Additionally, the new guidance expands the disclosures required for a business combination achieved in stages and deconsolidation of a business or nonprofit activity.  The new guidance became effective for interim and annual periods ending on or after December 31, 2009 and must be applied on a retrospective basis to the first period that an entity adopted the new guidance related to noncontrolling interests.  We adopted this guidance on January 1, 2010 and it did not have a material impact on our condensed consolidated financial statements and disclosures.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends ASC Topic 820 to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010, which only applies to our disclosures on the fair value of financial instruments. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (amendments to ASC Topic 855, Subsequent Events).  ASU 2010-09 clarifies that subsequent events should be evaluated through the date the financial statements are issued. In addition, this update no longer requires a filer to disclose the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued subsequent to February 24, 2010. We adopted this guidance on February 24, 2010 and it did not have a material impact on our condensed consolidated financial statements and disclosures.

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R),” which was primarily codified into Topic 810 – “Consolidation” in the ASC.  The new guidance impacts the consolidation guidance applicable to VIEs and among other things require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether a company is the primary beneficiary of a VIE and enhanced disclosures about a company’s involvement with a VIE. We adopted this guidance on January 1, 2010 and it did not have a material impact on our condensed consolidated financial statements.

4.	Investments in Real Estate

As of March 31, 2010, our portfolio consists of twelve properties which were approximately 80.34% leased.  The following table provides summary information regarding our properties.

Property	Location	Date Purchased	Square Footage	Purchase Price	Associated Debt	March 31, 2010 % Leased
2111 South Industrial Park	North Tempe, AZ	June 1, 2006	26,800	$1,975,000	$—	73.13%
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—	100.00%
15172 Goldenwest Circle	Westminster, CA	December 1, 2006	102,200	11,200,000	2,824,000	100.00%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	4,701,000	51.46%
Mack Deer Valley	Phoenix, AZ	January 21, 2007	180,985	23,150,000	3,868,000	100.00%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	72.29%
Pinnacle Park Business Center	Phoenix, AZ	October 2, 2007	159,661	20,050,000	4,553,000	100.00%
Orlando Small Bay Portfolio
Carter	Winter Garden, FL	November 15, 2007	49,125	4,624,000		88.55%
Goldenrod	Orlando, FL	November 15, 2007	78,646	7,402,000		66.15%
Hanging Moss	Orlando, FL	November 15, 2007	94,200	8,866,000		93.42%
Monroe South	Sanford, FL	November 15, 2007	172,500	16,236,000		64.40%
			394,471	37,128,000	15,860,000	74.70%
Monroe North CommerCenter	Sanford, FL	April 17, 2008	181,348	14,275,000	7,031,000	64.47%
			1,232,839	$134,278,000	$38,837,000	80.34%

As of March 31, 2010, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Acquired Above-Market Leases	In-Place Lease Value	Acquired Below-Market Leases
Investment in real estate	$38,604,000	$94,522,000	$1,666,000	$1,971,000	$(824,000)
Less: accumulated depreciation and amortization	—	(7,568,000)	(1,458,000)	(1,485,000)	630,000
Net investments in real estate and related lease intangibles	$38,604,000	$86,954,000	$208,000	$486,000	$(194,000)

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

Depreciation expense associated with buildings and improvements and site improvements for the three months ended March 31, 2010 and 2009 was $726,000 and $738,000, respectively.

Net amortization expense associated with the lease intangible assets and liabilities for the three months ended March 31, 2010 and 2009 was $87,000 and $166,000, respectively.  Estimated net amortization expense for April 1, 2010 through December 31, 2010 and each of the four subsequent years is as follows:

Lease Intangibles Amortization
April 1, 2010 to December 31, 2010	$210,000
2011	$164,000
2012	$65,000
2013	$41,000
2014	$12,000
2015 and thereafter	$10,000

The estimated useful lives for lease intangibles range from approximately one month to nine years.  As of March 31, 2010, the weighted-average amortization period for in-place leases, acquired above market leases and acquired below market leases were 4.1 years, 4.8 years and 3.5 years, respectively.

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  As of March 31, 2010 and December 31, 2009, we had recorded approximately $489,000 and $466,000 in leasing commissions, respectively. Amortization expense for the three months ended March 31, 2010 and 2009 was approximately $27,000 and $38,000, respectively.

5.	Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $414,000 and $491,000 as of March 31, 2010 and December 31, 2009, respectively.

6.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments.  Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited.  Currently, the Federal Deposit Insurance Corporation, or FDIC, generally insures amounts up to $250,000 per depositor per insured bank, which is scheduled to be reduced to $100,000 after December 31, 2013.  As of March 31, 2010, we had cash accounts in excess of FDIC insured limits.

As of March 31, 2010, we owned three properties in the state of California, three properties in the state of Arizona and six properties in the state of Florida.  Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.

7.	Notes Receivable

In May 2008, we agreed to loan up to $10.0 million at a rate of 10% per year to two real estate operating companies, Servant Investments, LLC and Servant Healthcare Investments, LLC (collectively, “Servant”). In May 2010, the loan commitment was reduced to $8.75 million.  The loans mature on May 19, 2013.  Servant is party to an alliance with the managing member of our Advisor.  As of March 31, 2010, advances to Servant were approximately $7.9 million.  For the three months ended March 31, 2010 and 2009, interest income from the notes receivable was $276,000 and $106,000, respectively. On a quarterly basis, we evaluate the collectability of our notes receivable.  Our evaluation of collectability involves judgment, estimates and a review of the Servant business models and their future operations.  As of March 31, 2010 and December 31, 2009, note receivable had a balance of $3.1 million and $2.9 million, respectively.

8.	Note Receivable from Related Party

On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that is a wholly-owned subsidiary of Cornerstone Healthcare Plus REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor. The loan was to mature on January 21, 2010 subject to the borrower's right to repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty.  On December 16, 2009, Caruth Haven L.P. repaid the full loan amount.  For the three months ended March 31, 2010 and 2009 interest income from this note receivable was approximately $0 million and $0.2 million, respectively.

On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC, a Delaware limited liability company managed by Cornerstone Ventures Inc., an affiliate of our Advisor, in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community known as Sherburne Commons located on the island of Nantucket, MA.  The loan matures on January 1, 2015, with no option to extend and bears interest at a fixed rate of 8.0% for the term of the loan.  Interest will be paid monthly with principal due at maturity.  Under the terms of the loan, we are entitled to receive additional interest in the form of a 40% participation in the "shared appreciation" of the property, at loan maturity, calculated based on the net sales proceeds if the property is sold, or the property's appraised value, less ordinary disposition costs, if the property has not been sold by the time the loan matures. Prepayment of the loan is not permitted without our consent and the loan is not assumable. As of March 31, 2010, the loan balance was approximately $7.3 million. For the three months ended March 31, 2010 and 2009, interest income from this mortgage loan commitment was approximately $0.1 million and $0 million, respectively.

9.	Payable to Related Parties

Payable to related parties at March 31, 2010 and December 31, 2009 consists of offering costs, acquisition fees, and expense reimbursement payable and sales commissions and dealer manager fees incurred to the Advisor and PCC.

10.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  As of March 31, 2010, we had sold approximately 20.8 million shares of common stock for total gross proceeds of approximately $166.6 million.  As of December 31, 2009, we had sold approximately 20.8 million shares of common stock for a total of approximately $165.9 million of gross proceeds.

Distributions

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.  We have registered 21,100,000 shares of our common stock for sale pursuant to the distribution reinvestment plan in connection with our follow-on offering.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share.  As of March 31, 2010 and December 31, 2009, approximately 1.8 million and 1.6 million shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared during the three months ended March 31, 2010 and 2009:

	Distribution Declared
Period	Cash	Reinvested	Total

First quarter 2009 (1)	$1,021,000	$1,463,000	$2,484,000

First quarter 2010	$1,221,000	$1,490,000	$2,711,000

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

Stock Repurchase Program

We have adopted a stock repurchase program for investors who have held their shares for at least one year, unless the shares are being redeemed in connection with a stockholder’s death.  Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years the shares are held.  Our board of directors may amend, suspend or terminate the program at any time on 30 days prior notice to stockholders. We have no obligation to repurchase our stockholders’ shares.  Until September 21, 2012 our stock repurchase program limits the number of shares of stock we can redeem (other than redemptions due to death of a stockholder) to those that we can purchase with net proceeds from the sale of stock under our distribution reinvestment plan in the prior calendar year. Until September 21, 2012 we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our distribution reinvestment plan in the prior calendar year or (ii) 5% of the number of shares outstanding at the end of the prior calendar year.

During the three months ended March 31, 2010, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January 2010	249,146	$7.46
February 2010	100,999	$7.63
March 2010	159,479	$7.76
	509,624

 During the three months ended March 31, 2009, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January 2009	40,873	$6.77
February 2009	137,395	$7.51
March 2009	152,984	$7.61
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

Effective January 1, 2006, we adopted the provisions of, FASB ASC 718-10, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. On August 6, 2008 and August 8, 2007, we granted our non-employee directors nonqualified stock options to purchase an aggregate of 20,000 and 20,000 shares of common stock, respectively, at an exercise price of $8.00 per share.  Of these options, 15,000 lapsed on November 8, 2008 due to the resignation of one director from the board of directors on August 6, 2008.  Outstanding stock options became immediately exercisable in full on the grant date, expire in ten years after the grant date, and have no intrinsic value as of March 31, 2010.  For the three months ended March 31, 2010 and 2009, we did not incur any non-cash compensation expenses.  No stock options were exercised or canceled during the three months ended March 31, 2010. In connection with the registration of the shares in our follow-on offering, we have suspended the issuance of options to our independent directors under the Plan, and we do not expect to issue additional options to our independent directors until we cease offering shares pursuant to our offering.

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

As of March 31, 2010, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.3 million, including approximately $0.1 million of organizational costs that was expensed and approximately $5.2 million of offering costs which reduce net proceeds of our offerings.  Of this amount, $4.5 million reduced the net proceeds of our initial public offering and $0.7 million reduced the net proceeds of our follow-on offering. As of December 31, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.2 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $5.1 million of offering costs which reduced net proceeds of our offerings. Of this amount, $4.5 million reduced the net proceeds of our initial public offering and $0.6 million reduced the net proceeds of our follow-on offering.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the Advisor acquisition fees in an amount equal to 2% of the gross proceeds of our primary offering.  We will pay the acquisition fees upon receipt of the gross proceeds from our primary offering.  However, if the advisory agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the three months ended March 31, 2010 and 2009, the Advisor earned approximately $13,000 and $172,000 of acquisition fees, respectively, which had been expensed as incurred in accordance with our adoption of FASB ASC 805-10 effective January 1, 2009.

Management Fees.  The advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate book basis carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). For the three months ended March 31, 2010 and 2009, the Advisor earned $382,000 and $375,000, respectively of asset management fees, which were expensed and included in asset management fees in our condensed consolidated statement of operations.  In addition, we will reimburse the Advisor for the direct and indirect costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf.  These fees and expenses are in addition to management fees that we pay to third party property managers. For the three months ended March 31, 2010 and 2009, the Advisor earned $38,000 and $0, respectively, of such direct and indirect costs and expenses on our behalf, which are included in general and administrative expenses in the condensed consolidated statement of operations.

Operating Expenses. The advisory agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us.   For the three months ended March 31, 2010 and 2009, $209,000 and $145,000 of such costs, respectively, were reimbursed and included in general and administrative expenses in our condensed consolidated statement of operations. The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

Disposition Fee.  The advisory agreement provides that if the Advisor or its affiliate provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the Advisor or such affiliate shall receive at closing a disposition fee up to 3% of the sales price of such property or properties.  This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property.  We will pay the disposition fees for a property at the time the property is sold. For the three months ended March 31, 2010 and 2009, we did not incur any of such fees.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in our primary offerings.  PCC, as dealer manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in our primary offerings.  The dealer manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in our primary offerings.  The advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) in excess of 13.5% of gross proceeds from our offerings.  For the three months ended March 31, 2010 and 2009, our dealer manager earned sales commission and dealer manager fees of approximately $53,000 and $849,000, respectively. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

12.	Notes Payable

On June 30, 2006, we entered into a credit agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during our offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  As of March 31, 2010 and December 31, 2009, we had net borrowings of approximately $15.9 million, under the credit agreement.

The credit agreement permits us to borrow up to $50.0 million secured by real properties at a borrowing rate based on 30-day LIBOR plus a margin ranging from 115 to 135 basis points and requires payment of a usage premium of up to 15 basis points and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the borrowings under the credit facility at any time without penalty.  This credit agreement will mature on June 30, 2010. The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement. The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of March 31, 2010, we were in compliance with all these financial covenants.  During the three months ended March 31, 2010 and 2009, we incurred $53,000 and $64,000 of interest expense, respectively, related to the credit agreement. As of March 31, 2010 and December 31, 2009, we had net borrowings of approximately $15.9 million, under the credit agreement.

On November 13, 2007, we entered into a loan agreement with Wachovia Bank, National Association to facilitate the acquisition of properties during our offering period.  Pursuant to the terms of the loan agreement, we may borrow $22.4 million at an interest rate of 140 basis points over 30-day LIBOR, secured by specified real estate properties.  The loan agreement has a maturity date of November 13, 2010, and may be prepaid without penalty.  The entire $22.4 million available under the terms of the loan was used to finance an acquisition of properties that closed on November 15, 2007.  During the three months ended March 31, 2010 and 2009, we incurred $64,000 and $104,000 of interest expense, respectively, related to the loan agreement. As of March 31, 2010 and December 31, 2009, we had net borrowings of approximately $15.9 million, under the credit agreement.

Our HSH Nordbank credit facility will mature on June 30, 2010 and our loan from Wachovia Bank will mature on November 13, 2010. We anticipate repaying our existing debt obligations with cash on hand, proceeds from a new credit facility that will allow us to consolidate our existing acquisition financing facilities, and proceeds raised from our offering. We are currently in discussions with lenders that have expressed an interest in providing our new credit facility.

In connection with our acquisition of Monroe North CommerCenter, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”).  Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica mortgage loan.  The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum.  During the three months ended March 31, 2010 and 2009, we incurred $104,000 and $106,000 of interest expense, respectively, related to this loan agreement. As of March 31, 2010 and December 31, 2009, we had net borrowings of approximately $7.0 million and $7.1 million, respectively, under the Loan Assumption Agreement.

The principal payments due on Monroe North CommerCenter mortgage loan for April 1, 2010 to December 31, 2010 and each of the subsequent years is as follows:

Year	Principal amount
April 1, 2010 to December 31, 2010	$146,000
2011	$204,000
2012	$217,000
2013	$230,000
2014 and thereafter	$6,234,000

In connection with our notes payable, we had incurred financing costs totaling approximately $1.6 million as of March 31, 2010 and December 31, 2009, respectively.  These financing costs have been capitalized and are being amortized over the life of the agreements.  For the three months ended March 31, 2010 and 2009, $53,000 and $64,000, respectively, of deferred financing costs were amortized and included in interest expense in the condensed consolidated statements of operations. Consistent with our borrowing policies, during our offering period, we will borrow periodically to acquire properties and for working capital.  We will determine whether to use the proceeds of our offerings to repay amounts borrowed under the credit agreement and loan agreements depending on a number of factors, including the investments that are available to us for purchase at the time and the cost of the credit facility.  Following the closing of our offering period, we will endeavor to repay all amounts owing under the credit agreement and loan agreements or that are secured by our properties and which have not previously been paid.  To the extent sufficient proceeds from our offering are unavailable to repay the indebtedness secured by properties within a reasonable time following the closing of our offering period as determined by our board of directors, we may sell properties or raise equity capital to repay the secured debt, so that we will own our properties with no permanent acquisition financing.

13.	Commitments and Contingencies

In May 2008, we committed to fund up to $5.0 million to Servant Healthcare Investments LLC and Servant Investments LLC, two entities that are parties to an alliance agreement with the managing member of our Advisor.  On January 22, 2009, our board of directors increased our commitment to loan funds up to $10.0 million. On May 10, 2010, this commitment was reduced to $8.75 million. As of March 31, 2010, we had funded approximately $7.9 million pursuant to this commitment.

On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC, a Delaware limited liability company managed by Cornerstone Ventures Inc., an affiliate of our Advisor, in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community known as Sherburne Commons located on the exclusive island of Nantucket, MA.  As of March 31, 2010, we had funded approximately $7.3 million pursuant to this commitment.

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

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business.  In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position, results of operations, and cash flows. We are not presently subject to any material litigation nor, to our knowledge, any material litigation threatened against us which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

14.	Subsequent Event

Sale of Shares of Common Stock

As of May 12, 2010, we had raised approximately $166.8 million through the issuance of approximately 20.9 million shares of our common stock under our initial public offering and follow-on offering, excluding approximately 1.9 million shares that were issued pursuant to our distribution reinvestment plan and approximately 1.6 million shares issued in connection with the special 10% stock dividend related to our initial public offering, reduced by approximately 1.5 million shares redeemed pursuant to our stock repurchase program.

As further described in Note 13 above, on May 10, 2010, our board of directors reduced our commitment to loan funds to $8.75 million from $10.0 million to entities that are parties to an alliance agreement with the managing member of our advisor.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All forward-looking statements should be read in light of the risks identified in Part II, Item 1A herein and Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

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

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At March 31, 2010, we owned 99.88% general partner interest in the Operating Partnership while the Advisor owned a 0.12 % limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

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

As of March 31, 2010, we had raised approximately $166.6 million of gross proceeds from the sale of approximately 20.8 million shares of our common stock in our initial public offering and follow-on offering and had acquired twelve properties.

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

Market Outlook – Real Estate and Real Estate Finance Markets

In recent years, both the national and most global economies have experienced substantially increased unemployment and a downturn in economic activity. Despite certain recent positive economic indicators and improved stock market performance, the aforementioned conditions, combined with low consumer confidence, have resulted in an unprecedented global recession and continue to contribute to a challenging economic environment that may delay the implementation of our business strategy or force us to modify it.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has also experienced deteriorating fundamentals across all major property types and most geographic markets. Tenant defaults are on the rise, while demand for commercial real estate space is contracting, resulting in a highly competitive leasing environment, downward pressure on both occupancy and rental rates, and an increase in leasing incentives. Mortgage delinquencies and defaults have trended upward, with many industry analysts predicting significant credit defaults, foreclosures and principal losses.

From a financing perspective, the severe dislocations and liquidity disruptions in the credit markets have impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities market, formerly a significant source of liquidity and debt capital, has become inactive and has left a void in the market for long-term, affordable, fixed-rate debt. This void has been partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards considerably, while simultaneously generally limiting lending to existing relationships with borrowers that invest in high quality assets in top tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage and mitigate the risk of overconcentration in certain borrowers.

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

The market conditions that have and will likely continue to have a significant impact on our real estate investments have also negatively impacted our tenants’ businesses. As a result, our tenants are finding it more difficult to meet current lease obligations and forcing them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Lower lease rates, increased rent concessions and higher occupancy have resulted in lower current cash flow. Additional declines in rental rates, slower or potentially negative net absorption of leased space and additional rental concessions, including free rent, would result in additional decreases in cash flows.

Based on these market outlooks, we may limit capital expenditures during 2010 compared to prior years by focusing on those capital expenditures that preserve value. However, if we experience an increase in vacancies, we may incur costs to re-lease properties and pay leasing commissions.

Our cash position remains strong. Despite the current economic crisis, we expect to have sufficient cash available from operations and the proceeds of our offerings and borrowings to fund distributions and capital improvements in the next twelve months.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

Results of Operations

Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of assets acquired since inception and anticipation of future acquisition of real estate assets.

As of March 31, 2010, we owned twelve properties.  These properties were acquired from June of 2006 through April 2008.

In January 2009, we made a $14.0 million mortgage loan to Caruth Haven L.P, a wholly-owned subsidiary of Cornerstone Healthcare Plus REIT, Inc., sponsored by affiliates of our sponsor.  The loan was to mature on January 21, 2010.  On December 16, 2009, Caruth Haven L.P. fully repaid the loan.

On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC, a Delaware limited liability company managed by Cornerstone Ventures Inc., an affiliate of our Advisor, in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community known as Sherburne Commons located on the island of Nantucket, MA.  The loan matures on January 1, 2015, with no option to extend and bears interest at a fixed rate of 8.0% for the term of the loan.  Interest will be paid monthly with principal due at maturity.  Under the terms of the loan, we are entitled to receive additional interest in the form of a 40% participation in the "shared appreciation" of the property, at loan maturity, calculated based on the net sales proceeds if the property is sold, or the property's appraised value, less ordinary disposition costs, if the property has not been sold by the time the loan matures. Prepayment of the loan is not permitted without our consent and the loan is not assumable.

Three months ended March 31, 2010 and 2009

Rental revenues and tenant reimbursements decreased to $2.4 million for the first quarter of 2010 from $2.6 million for the first quarter of 2009. The decrease is primarily due to lower occupancy rates, lower lease rental rates and longer lease up periods for vacant units as a result of the current economic environment partially offset by termination payments from former tenants.

Interest income from notes receivable increased to $0.4 million for the first quarter of 2010 from $0.3 million for the first quarter of 2009. The increase is due to the higher notes receivable balances for the Servant notes receivable and the new note receivable to Nantucket Acquisition LLC, offset by the repayment of the mortgage loan to Caruth Haven L.P.in December 2009.

Property operating and maintenance expense decreased to $0.7 million for the first quarter of 2010 from $0.9 million for the first quarter of 2009. The decrease is primarily due to lower bad debt expense resulting from recovery of prior year delinquent payments partially offset by an increase in property taxes and repair and maintenance costs.

General and administrative expense increased to $0.6 million for the first quarter of 2010 from $0.5 million for the first quarter of 2009. The increase is primarily due to increased accounting and audit fees, administrative and management services provided by the Advisor and board of director expenses.

Asset management fees were comparable for the first quarter of 2010 and 2009.

Real estate acquisition costs decreased to $6,000 for the first quarter of 2010 from $172,000 for the first quarter of 2009.  The decrease is due to a reduction in the amount of equity raised in our public offering, resulting in reduced acquisition fee reimbursement to the Advisor.

Depreciation and amortization decreased to $ 0.8 million for the first quarter of 2010 from $0.9 million for the first quarter of 2009.  The decrease is due to prior year acceleration of in-place lease amortization due to early lease terminations and prior year end real estate impairment resulting in a lower depreciation cost basis.

Interest expense decreased to $0.3 million for the first quarter of 2010 from $0.4 million for the first quarter of 2009.  The decrease is primarily due to a lower debt balance as a result of a $6.6 million principal reduction in the fourth quarter of 2009.

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

On January 6, 2006, we commenced an initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan.  We stopped making offers under our initial public offering on June 1, 2009.  On June 10, 2009, we commenced a follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale pursuant to a primary offering and 21,100,000 shares for sale pursuant to our dividend reinvestment plan. As of March 31, 2010, a total of approximately 20.8 million shares of our common stock had been sold in our combined offerings for aggregate gross proceeds of approximately $166.6 million.

As of March 31, 2010, we had approximately $14.6 million in cash and cash equivalents on hand and approximately $34.1 million available under our acquisition credit facility with HSH Nordbank.

Our HSH Nordbank credit facility will mature on June 30, 2010 and our loan from Wachovia Bank will mature on November 13, 2010. We anticipate repaying our existing debt obligations with cash on hand, proceeds from a new credit facility that will allow us to consolidate our existing acquisition financing facilities, and proceeds raised from an offering.  We are currently in discussions with lenders that have expressed an interest in providing our new credit facility. Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

There may be a delay between the sale of our shares and the purchase of properties.  During this period, net offering proceeds will be temporarily invested in short-term, liquid investments that could yield lower returns than investments in real estate.

Until proceeds from our offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.  For the three months ended March 31, 2010, cash distributions to stockholders were paid from a combination of cash flow from operations and net proceeds raised from our offerings.

Distributions paid for the three months ended March 31, 2010 were approximately $2.7 million. Of this amount, approximately $1.5 million was reinvested through our dividend reinvestment plan and approximately $1.2 million was paid in cash to stockholders. Of the total cash distributions paid for the three months ended March 31, 2010, 91.0% was funded from cash flow from operations and 9.0% of the total cash amount distributed was funded from proceeds from our offerings.

As of March 31, 2010, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.3 million, including approximately $0.1 million of organizational costs that was expensed and approximately $5.2 million of offering costs which reduce net proceeds of our offerings.  Of this amount, $4.5 million reduced the net proceeds of our initial public offering and $0.7 million reduced the net proceeds of our follow-on offering.

In no event will we have any obligation to reimburse the Advisor for these costs totaling in excess of 3.5% of the gross proceeds from our initial public offering and follow-on public offering.  As of March 31, 2010, we had reimbursed to the Advisor a total of $4.5 million for our initial public offering and $0.7 million for our follow-on offering.

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

We will not rely on advances from the Advisor to acquire properties but the Advisor and its affiliates may loan funds to special purpose entities that may acquire properties on our behalf pending our raising sufficient proceeds from our public offerings to purchase the properties from the special purpose entity.

We will endeavor to repay any temporary acquisition debt financing promptly upon receipt of proceeds in our offerings.  To the extent sufficient proceeds from our offerings are unavailable to repay such debt financing within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with no permanent financing. Other than the market conditions discussed above under the caption “Market Outlook—Real Estate and Real Estate Finance Markets”, we are not aware of any material trends or uncertainties, favorable or unfavorable, affecting real estate generally, which we anticipate may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

Financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets.  Our ability to fund property acquisitions or development projects, as well as our ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all.

Funds from Operations and Modified Funds from Operations

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

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. Therefore, we use modified funds from operations (“MFFO”), which excludes from FFO acquisition expenses to further evaluate our operating performance. We believe that MFFO, like those already included in FFO, are helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. We believe that MFFO reflects the overall operating performance of our real estate portfolio, which is not immediately apparent from reported net loss. As such, we believe MFFO, in addition to net loss and cash flows from operating activities, each as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance.

Our calculations of FFO and MFFO for the three months ended March 31, 2010 and 2009 are presented below:

	Three months ended
	March 31,
	2010	2009

Net loss	$20,000	$(225,000)
Adjustments:
Real estate assets depreciation and amortization	824,000	931,000
Funds from operations (FFO)	844,000	706,000

Adjustments:
Real estate acquisition costs	6,000	172,000
Modified funds from operations (MFFO)	$850,000	$878,000

Weighted average shares outstanding	23,003,489	20,931,999

In addition, FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from these measures, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Our directors have authorized distributions to our stockholders at an annualized rate of 6.0% based on an $8.00 per share purchase price. Some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us or reimbursements of expenses from the Advisor and proceeds from loans including those secured by our assets.  Given the uncertainty arising from numerous factors, including both the raising and investing of capital in the current financing environment, ultimate FFO and MFFO performance cannot be predicted with certainty.  Currently, a portion of our distributions are being paid from capital in anticipation of future cash flow from our investments. Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to continue to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, reducing the amount of funds that would otherwise be available for investment.

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations	FFO	MFFO
First quarter 2009	$1,021,000	$1,463,000	$2,484,000	$1,090,000	$706,000	$878,000

First quarter 2010	$1,221,000	$1,490,000	$2,711,000	$1,103,000	$844,000	$850,000

 Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2010, specifically our obligations under long-term debt agreements and notes receivable:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$38,837,000	$32,002,000	$427,000	$6,408,000	$-
Interest expense related to long term debt (2)	$2,034,000	$642,000	$781,000	$611,000	$-
Note receivable (3)	$850,000	$850,000	$-	$-	$-
Note receivable from related party (4)	$700,000	$700,000	$-	$-	$-
_________________________

(1) This represents the sum of a credit agreement with HSH Nordbank, AG and loan agreements with Wachovia Bank National Association and Transamerica Life Insurance Company.

(2) Interest expense related to the credit agreement with HSH Nordbank, AG and loan agreement with Wachovia Bank National Association are calculated based on the loan balances outstanding at March 31, 2010, one month LIBOR at March 31, 2010 plus appropriate margin ranging from 1.15% and 1.40%.  Interest expense related to loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum.

(3) We have committed to funding $8.75 million to entities that are parties to an alliance with the managing member of the Advisor.  As of March 31, 2010, we had funded approximately $7.9 million of this commitment.

(4) On December 14, 2009, we committed to fund an $8.0 million first mortgage to a related party, an affiliate of our Advisor.  As of March 31, 2010, we had funded approximately $7.3 million of this commitment.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our credit facility with HSH Nordbank AG, permits us to borrow up to $50,000,000 secured by real property at a borrowing rate based on LIBOR plus a margin ranging from 1.15% to 1.35% and requires payment of a usage premium of up to 0.15% and an annual administrative fee.  We may use the entire credit facility to acquire real estate investments and we may use up to 10% of the credit facility for working capital.  We are entitled to prepay the obligations at any time without penalty.  The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement.  The credit facility will mature on June 30, 2010. As of March 31, 2010, we had a balance of approximately $15.9 million outstanding on this credit facility.

Our loan agreement entered with Wachovia Bank, National Association permits us to borrow $22.4 million at an interest rate 140 basis points over 30-day LIBOR, secured by specified real estate properties.  The loan agreement will mature on November 13, 2010. As of March 31, 2010, we had a balance of approximately $15.9 million outstanding under this loan agreement. The loan may be prepaid without penalty.

As of March 31, 2010, we had borrowed approximately $31.8 million under our variable rate credit facility and loan agreement.  An increase in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders.  Based on the debt outstanding as of March 31, 2010, a 1% change in interest rates would result in a change in interest expense of approximately $318,000 per year.

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

The following risk supplements the risks disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

We have, and may in the future, pay distributions from sources other than cash provided from operations.

Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. The distributions paid for the four quarters ended March 31, 2010 were approximately $10.8 million.  Of this amount approximately $6.1 million was reinvested through our dividend reinvestment plan and approximately $4.7 million was paid in cash to stockholders. For the four quarters ended March 31, 2010 cash flow from operations and FFO were approximately $2.9 million and a loss of $4.3 million, respectively.  Accordingly, for the four quarters ended March 31, 2010, total distributions exceeded cash flow from operations and FFO for the same period. During the four quarters ended March 31, 2010, total distributions paid in cash exceeded cash flow from operations and FFO for the same period. We used offering proceeds to pay cash distributions in excess of cash flow from operations during the fourth quarters ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a ) We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-Q.

(b) Not applicable

(c) During the three months ended March 31, 2010, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program

January 2010	249,146	$7.46	$4,198,238
February 2010	100,999	$7.63	$3,427,898
March 2010	159,479	$7.76	$2,190,491
	509,624

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

Item 6.	Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the prospectus dated April 16, 2010)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004)

4.3	Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of May, 2010.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Terry G. Roussel
Terry G. Roussel, Chief Executive Officer

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)