Form 10-Q
period 2010-06-30
Cornerstone Core Properties REIT, Inc.
filed 2010-08-16
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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
☐  Yes  ☒  No

As of August 13, 2010, we had 22,932,181 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Core Properties REIT, Inc.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$10,353,000	$18,673,000
Investments in real estate:
Land	38,604,000	38,604,000
Buildings and improvements, net	86,312,000	87,671,000
Intangible lease assets, net	593,000	804,000
	125,509,000	127,079,000
Notes receivable, net	3,375,000	2,875,000
Note receivable from related party	7,920,000	6,911,000
Deferred costs and deposits	80,000	29,000
Deferred financing costs, net	68,000	174,000
Tenant and other receivables, net	1,142,000	863,000
Other assets, net	463,000	648,000
Total assets	$148,910,000	$157,252,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$38,789,000	$38,884,000
Accounts payable and accrued liabilities	976,000	698,000
Payable to related parties	2,000	347,000
Prepaid rent, security deposits and deferred revenue	886,000	1,010,000
Intangible lease liability, net	171,000	217,000
Distributions payable	899,000	941,000
Total liabilities	41,723,000	42,097,000

Commitments and contingencies (Note 13)

Equity:
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 22,810,701 and 23,114,201 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	25,000	24,000
Additional paid-in capital	120,469,000	128,559,000
Accumulated deficit	(13,432,000)	(13,559,000)
Total stockholders’ equity	107,062,000	115,024,000
Noncontrolling interest	125,000	131,000
Total equity	107,187,000	115,155,000

Total liabilities and equity	$148,910,000	$157,252,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Rental revenues	$1,853,000	$2,021,000	$3,813,000	$4,131,000
Tenant reimbursements and other income	547,000	500,000	1,028,000	1,039,000
Interest income from notes receivable	364,000	382,000	788,000	679,000
	2,764,000	2,903,000	5,629,000	5,849,000
Expenses
Property operating and maintenance	652,000	836,000	1,338,000	1,701,000
General and administrative	483,000	347,000	1,130,000	810,000
Asset management fees	366,000	382,000	748,000	757,000
Real estate acquisition costs	22,000	160,000	28,000	332,000
Depreciation and amortization	826,000	866,000	1,650,000	1,797,000
	2,349,000	2,591,000	4,894,000	5,397,000
Operating income	415,000	312,000	735,000	452,000

Interest income	2,000	2,000	3,000	4,000
Interest expense	(310,000)	(361,000)	(611,000)	(728,000)
Net income (loss)	107,000	(47,000)	127,000	(272,000)
Less: Net income (loss) attributable to the noncontrolling interest	—	—	—	—
Net income (loss) attributable to common stockholders	$107,000	$(47,000)	$127,000	$(272,000)

Basic and diluted net income (loss) per common share attributable to common stockholders	$0.00	$(0.00)	$0.01	$(0.01)

Weighted average number of common shares	23,003,752	22,020,217	22,943,713	21,289,203

Dividend declared per common share	$0.12	$0.13	$0.24	$0.24

The accompanying notes are an integral part of these condensed consolidated interim financial statements

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance - December 31, 2009	23,114,201	$24,000	128,559,000	$(13,559,000)	$115,024,000	$131,000	$115,155,000
Issuance of common stock	530,863	1,000	4,090,000	—	4,091,000	—	4,091,000
Redeemed shares	(834,363)	—	(6,391,000)	—	(6,391,000)	—	(6,391,000)
Offering costs	—	—	(354,000)	—	(354,000)	—	(354,000)
Dividends declared	—	—	(5,435,000)	—	(5,435,000)	(6,000)	(5,441,000)
Net income	—	—	—	127,000	127,000	—	127,000
Balance – June 30, 2010	22,810,701	$25,000	$120,469,000	$(13,432,000)	$107,062,000	$125,000	$107,187,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance - December 31, 2008	20,570,120	$21,000	121,768,000	$(5,456,000)	$116,333,000	$151,000	$116,484,000
Issuance of common stock	2,435,467	2,000	19,327,000	—	19,329,000	—	19,329,000
Redeemed shares	(523,046)	—	(3,992,000)	—	(3,992,000)	—	(3,992,000)
Offering costs	—	—	(2,483,000)	—	(2,483,000)	—	(2,483,000)
Dividends declared	—	—	(5,132,000)	—	(5,132,000)	(6,000)	(5,138,000)
Net loss	—	—	—	(272,000)	(272,000)	—	(272,000)
Balance – June 30, 2009	22,482,541	$23,000	$129,488,000	$(5,728,000)	$123,783,000	$145,000	$123,928,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$127,000	$(272,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	105,000	128,000
Depreciation and amortization	1,650,000	1,797,000
Straight-line rents and amortization of acquired above (below) market leases, net	(168,000)	(74,000)
Provision for bad debt	(100,000)	254,000
Change in operating assets and liabilities:
Tenant and other receivables, net	23,000	(304,000)
Other assets, net	129,000	124,000
Accounts payable and accrued liabilities	278,000	397,000
Payable to related parties	(356,000)	(116,000)
Prepaid rent, security deposit and deferred revenue	(124,000)	(111,000)
Net cash provided by operating activities	1,564,000	1,823,000

Cash flows from investing activities
Real estate additions	(97,000)	(127,000)
Escrow deposits	(50,0000)	—
Notes receivable	(500,000)	(16,000,000)
Notes receivable from related party	(1,009,000)	—
Net cash used in investing activities	(1,656,000)	(16,127,000)

Cash flows from financing activities
Issuance of common stock	1,091,000	16,367,000
Redeemed shares	(6,391,000)	(3,992,000)
Repayment of notes payable	(95,000)	(90,000)
Offering costs	(350,000)	(2,191,000)
Distributions paid to stockholders	(2,477,000)	(2,109,000)
Distributions paid to noncontrolling interest	(6,000)	(6,000)
Deferred financing costs	—	(134,000)
Net cash (used in) provided by financing activities	(8,228,000)	7,845,000
Net decrease in cash and cash equivalents	(8,320,000)	(6,459,000)
Cash and cash equivalents - beginning of period	18,673,000	26,281,000
Cash and cash equivalents - end of period	$10,353,000	$19,822,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$452,000	$632,000
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	$898,000	$885,000
Payable to related party	$4,000	$1,000
Distribution reinvested	$3,000,000	$2,965,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At June 30, 2010, we owned a 99.88% general partner interest in the Operating Partnership while the Advisor owned a 0.12% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

2.	Public Offerings

On January 6, 2006, we commenced an initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan.  We stopped making offers under our initial public offering on June 1, 2009 upon raising gross offering proceeds of approximately $172.7 million from the sale of approximately 21.7 million shares, including shares sold under the distribution reinvestment plan.  On June 10, 2009, the Securities and Exchange Commission (“SEC”) declared our follow-on offering effective and we commenced a follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale pursuant to a primary offering and 21,100,000 shares for sale pursuant to our dividend reinvestment plan.

We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, to serve as our dealer manager for our offerings.  PCC is responsible for marketing our shares being offered pursuant to the offerings. We used the net proceeds from our initial public offering to invest primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  We intend to use the net proceeds from our follow-on offering to pay down temporary acquisition financing on our existing assets and to acquire additional real estate investments. As of June 30, 2010, a total of 20.9 million shares of our common stock had been sold in both offerings for aggregate gross proceeds of approximately $167.0 million, excluding approximately 2.0 million shares that were issued pursuant to our distribution reinvestment plan and approximately 1.6 million shares issued in connection with the special 10% stock dividend related to our initial public offering, reduced by approximately 1.7 million shares pursuant to our stock repurchase program.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 825-10, Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

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

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, note receivable from related party, tenant and other receivables, other assets, deferred costs and deposits, deferred financing costs, payable to related parties, prepaid rent, security deposits and deferred revenue, accounts payable and accrued liabilities, and distributions payable.  We consider the carrying values to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected payment. The fair value of the note payable to related party is not determinable due to the related party nature of the note payable.

The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of June 30, 2010 and December 31, 2009, the fair value of notes payable was approximately $38.9 million, compared to the carrying value of approximately $38.8 million and $38.9 million, respectively.

The fair value of note receivable is estimated using current rates at which management believes similar loans would be made with similar terms and maturities. As of June 30, 2010 and December 31, 2009, the fair value of notes payable was approximately $3.4 million and $3.0 million, compared to the carrying value of approximately $3.4 million and $2.9 million, respectively.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), which was primarily codified into ASC Topic 810 Consolidations.  The new guidance impacts the consolidation guidance applicable to variable interest entities (“VIEs”) and among other things requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether a company is the primary beneficiary of a VIE and enhanced disclosures about a company’s involvement with a VIE. We adopted this guidance on January 1, 2010 and it did not have a material impact on our condensed consolidated financial statements and disclosures.

In January 2010, the FASB issued an Accounting Standards Update (“ASU”) 2010-02, Consolidation – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification, to address implementation issues associated with the accounting for decreases in the ownership of a subsidiary.  The new guidance clarified the scope of the entities covered by the guidance related to accounting for decreases in the ownership of a subsidiary and specifically excluded in-substance real estate or conveyances of oil and gas mineral rights from the scope.  Additionally, the new guidance expands the disclosures required for a business combination achieved in stages and deconsolidation of a business or nonprofit activity.  The new guidance became effective for interim and annual periods ending on or after December 31, 2009 and must be applied on a retrospective basis to the first period that an entity adopted the new guidance related to noncontrolling interests.  We adopted this guidance on January 1, 2010 and it did not have a material impact on our condensed consolidated financial statements and disclosures.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures for each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010, which only applies to our disclosures on the fair value of financial instruments. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending at December 31, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 31, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its condensed consolidated financial statements.

4.	Investments in Real Estate

As of June 30, 2010, our portfolio consists of twelve properties which were approximately 79.72% leased.  The following table provides summary information regarding our properties.

Property	Location	Date Purchased	Square Footage	Purchase Price	Associated Debt	June 30, 2010 % Leased
2111 South Industrial Park	North Tempe, AZ	June 1, 2006	26,800	$1,975,000	$—	73.13%
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—	100.00%
15172 Goldenwest Circle	Westminster, CA	December 1, 2006	102,200	11,200,000	2,824,000	100.00%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	4,701,000	74.23%
Mack Deer Valley	Phoenix, AZ	January 21, 2007	180,985	23,150,000	3,868,000	100.00%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	24.00%
Pinnacle Park Business Center	Phoenix, AZ	October 2, 2007	159,661	20,050,000	4,553,000	100.00%
Orlando Small Bay Portfolio
Carter	Winter Garden, FL	November 15, 2007	49,125	4,624,000		73.28%
Goldenrod	Orlando, FL	November 15, 2007	78,646	7,402,000		66.15%
Hanging Moss	Orlando, FL	November 15, 2007	94,200	8,866,000		93.42%
Monroe South	Sanford, FL	November 15, 2007	172,500	16,236,000		69.18%
			394,471	37,128,000	15,860,000	74.90%
Monroe North CommerCenter	Sanford, FL	April 17, 2008	181,348	14,275,000	6,983,000	59.14%
			1,232,839	$134,278,000	$38,789,000	79.72%

As of June 30, 2010, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:
	Land	Buildings and Improvements	Acquired Above- Market Leases	In-Place Lease Value	Acquired Below- Market Leases
Investment in real estate	$38,604,000	$94,610,000	$1,666,000	$1,971,000	$(824,000)
Less: accumulated depreciation and amortization	—	(8,298,000)	(1,492,000)	(1,552,000)	653,000
Net investments in real estate and related lease intangibles	$38,604,000	$86,312,000	$174,000	$419,000	$(171,000)

As of December 31, 2009, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:
	Land	Buildings and Improvements	Acquired Above- Market Leases	In-Place Lease Value	Acquired Below- Market Leases
Investment in real estate	$38,604,000	$94,513,000	$1,666,000	$1,971,000	$(824,000)
Less: accumulated depreciation and amortization	—	(6,842,000)	(1,419,000)	(1,414,000)	607,000
Net investments in real estate and related lease intangibles	$38,604,000	$87,671,000	$247,000	$557,000	$(217,000)

Depreciation expense associated with buildings and improvements and site improvements for the three months ended June 30, 2010 and 2009 was $730,000 and $740,000, respectively.  Depreciation expense associated with buildings and improvements and site improvements for the six months ended June 30, 2010 and 2009 was $1,456,000 and $1,478,000 respectively.

Net amortization expense associated with the lease intangible assets and liabilities for the three months ended June 30, 2010 and 2009 was $79,000 and $110,000, respectively.  Net amortization expense associated with the lease intangible assets and liabilities for the six months ended June 30, 2010 and 2009 was $165,000 and $276,000, respectively.  Estimated net amortization expense for July 1, 2010 through December 31, 2010 and each of the  subsequent years is as follows:

Lease Intangibles Amortization
July 1, 2010 to December 31, 2010	$131,000
2011	$164,000
2012	$65,000
2013	$41,000
2014	$12,000
2015 and thereafter	$10,000

The estimated useful lives for lease intangibles range from approximately one month to nine years.  As of June 30, 2010, the weighted-average amortization period for in-place leases, acquired above market leases and acquired below market leases were 4.1 years, 4.8 years and 3.5 years, respectively.

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  As of June 30, 2010 and December 31, 2009, we had recorded approximately $492,000 and $466,000 in leasing commissions, respectively. Amortization expense for the three months ended June 30, 2010 and 2009 was approximately $29,000 and $32,000, respectively.  Amortization expense for the six months ended June 30, 2010 and 2009 was approximately $56,000 and $70,000, respectively.

5.	Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $390,000 and $491,000 as of June 30, 2010 and December 31, 2009, respectively.

6.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments.  Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited.  Currently, the Federal Deposit Insurance Corporation, or FDIC, generally insures amounts up to $250,000 per depositor per insured bank, which is scheduled to be reduced to $100,000 after December 31, 2013.  As of June 30, 2010, we had cash accounts in excess of FDIC insured limits.

As of June 30, 2010, we owned three properties in the state of California, three properties in the state of Arizona and six properties in the state of Florida.  Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.

7.	Notes Receivable

In May 2008, we agreed to loan up to $10.0 million at a rate of 10% per year to two real estate operating companies, Servant Investments, LLC and Servant Healthcare Investments, LLC (collectively, “Servant”). In May 2010, the loan commitments were reduced to $8.75 million.  The loans mature on May 19, 2013.  Servant is party to an alliance with the managing member of our Advisor.  As of June 30, 2010, our aggregate advances to Servant under the loan commitment were approximately $8.1 million.  On a quarterly basis, we evaluate the collectability of our notes receivable.  Our evaluation of collectability involves judgment, estimates and a review of the Servant business plans and their operating projections.  During the quarter ended September 30, 2009, we concluded that the collectability of one note cannot be reasonably assured and therefore, we recorded a note receivable reserve of approximately $4.6 million against the balance of that note. The amount of this reserve has been included in our consolidated statements of operations under impairment of note receivable, which was recorded for the quarter ended September 30, 2009.  As of June 30, 2010 and December 31, 2009, the impaired notes receivable had a zero balance.  It is our policy to recognize interest income on reserved loan advances on a cash basis.  For the three months ended June 30, 2010 and 2009, interest income related to the impaired note receivable was $121,000 and $86,000, respectively.  For the six months ended June 30, 2010 and 2009, interest income related to the impaired note receivable was $322,000 and $152,000, respectively.  As of June 30, 2010 and December 31, 2009, the other note receivable had a balance of $3.4 million and $2.9 million, respectively.  Interest income related to the other note receivable for the three months ended June 30, 2010 and 2009, was $82,000 and $49,000, respectively.  Interest income related to the other note receivable for the six months ended June 30, 2010 and 2009, was $157,000 and $88,000, respectively.

8.	Note Receivable from Related Party

On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that is a wholly-owned subsidiary of Cornerstone Healthcare Plus REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor, Cornerstone Realty Advisors, LLC. The loan was to mature on January 21, 2010 subject to the borrower's right to repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty.  On December 16, 2009, Caruth Haven L.P. repaid the full loan amount.  For the three months ended June 30, 2010 and 2009 interest income from this note receivable was approximately $0 million and $221,000, respectively.  For the six months ended June 30, 2010 and 2009 interest income from this note receivable was approximately $0 million and $391,000, respectively.

On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC, a Delaware limited liability company managed by Cornerstone Ventures Inc., an affiliate of our Advisor, in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community known as Sherburne Commons located on the island of Nantucket, MA.  The loan matures on January 1, 2015, with no option to extend and bears interest at a fixed rate of 8.0% for the term of the loan.  Interest is to be paid monthly with principal due at maturity.  Under the terms of the loan, we are entitled to receive additional interest in the form of a 40% participation in the "shared appreciation" of the property, at loan maturity, calculated based on the net sales proceeds if the property is sold, or the property's appraised value, less ordinary disposition costs, if the property has not been sold by the time the loan matures. Prepayment of the loan is not permitted without our consent and the loan is not assumable. As of June 30, 2010, the loan balance was approximately $7.9 million. For the three months ended June 30, 2010 and 2009, interest income from this mortgage loan commitment was approximately $156,000 and $0 million, respectively.  For the six months ended June 30, 2010 and 2009, interest income from this mortgage loan commitment was approximately $300,000 and $0 million, respectively.

Nantucket Acquisition LLC is considered a variable interest entity because the equity owners of the Nantucket Acquisition LLC do not have sufficient equity at risk, and our mortgage loan commitment was determined to be a variable interest.  We have determined that we are not the primary beneficiary of this VIE since we do not have the power to direct the activities of this VIE.

9.	Payable to Related Parties

Payable to related parties at June 30, 2010 and December 31, 2009 consists of offering costs, acquisition fees, and expense reimbursement payable and sales commissions and dealer manager fees incurred to the Advisor and PCC.

10.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 290,000,000 shares of common stock with a par value of $0.001.  As of June 30, 2010, we had sold approximately 20.9 million shares of common stock for total gross proceeds of approximately $167.0 million.  As of December 31, 2009, we had sold approximately 20.8 million shares of common stock for a total of approximately $165.9 million of gross proceeds.

Distributions

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.  We have registered 21,100,000 shares of our common stock for sale pursuant to the distribution reinvestment plan in connection with our follow-on offering.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share.  As of June 30, 2010 and December 31, 2009, approximately 2.0 million and 1.6 million shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared during the six months ended June 30, 2010 and 2009:

	Distribution Declared
Period	Cash	Reinvested	Total

First quarter 2009 (1)	$1,021,000	$1,463,000	$2,484,000
Second quarter 2009 (1)	$1,125,000	$1,523,000	$2,648,000

First quarter 2010	$1,221,000	$1,490,000	$2,711,000
Second quarter 2010	$1,256,000	$1,468,000	$2,724,000

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

During the six months ended June 30, 2010, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January	249,146	$7.46
February	100,999	$7.63
March	159,479	$7.76
April	161,356	$7.82
May	123,561	$7.64
June (2)	39,822	$7.98
	834,363

During the six months ended June 30, 2009, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January	40,873	$6.77
February	137,395	$7.51
March	152,984	$7.61
April	83,284	$7.55
May	43,057	$7.51
June	65,453	$7.67
	523,046

_________________________
(1)
As long as our common stock is not listed on a national securities exchange or traded on an over -the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased.

(2)	As of June 30, 2010, we have met the threshold of available distribution reinvestment plan proceeds, accordingly, we do not expect to make further ordinary redemptions for the remainder of 2010.

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

Effective January 1, 2006, we adopted the provisions of, FASB ASC 718-10, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. On August 6, 2008 and August 8, 2007, we granted our non-employee directors nonqualified stock options to purchase an aggregate of 20,000 and 20,000 shares of common stock, respectively, at an exercise price of $8.00 per share.  Of these options, 15,000 lapsed on November 8, 2008 due to the resignation of one director from the board of directors on August 6, 2008.  Outstanding stock options became immediately exercisable in full on the grant date, expire in ten years after the grant date, and have no intrinsic value as of June 30, 2010.  For the three and six months ended June 30, 2010 and 2009, we did not incur any non-cash compensation expenses.  No stock options were exercised or canceled during the three and six months ended June 30, 2010. In connection with the registration of the shares in our follow-on offering, we have suspended the issuance of options to our independent directors under the Plan, and we do not expect to issue additional options to our independent directors until we cease offering shares pursuant to our offering.

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

As of June 30, 2010, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.4 million, including approximately $0.1 million of organizational costs that was expensed and approximately $5.3 million of offering costs which reduce net proceeds of our offerings.  Of this amount, $4.5 million reduced the net proceeds of our initial public offering and $0.9 million reduced the net proceeds of our follow-on offering. As of December 31, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.2 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $5.1 million of offering costs which reduced net proceeds of our offerings. Of this amount, $4.4 million reduced the net proceeds of our initial public offering and $0.7 million reduced the net proceeds of our follow-on offering.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the Advisor acquisition fees in an amount equal to 2% of the gross proceeds of our primary offering.  We will pay the acquisition fees upon receipt of the gross proceeds from our primary offering.  However, if the advisory agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the three months ended June 30, 2010 and 2009, the Advisor earned approximately $8,000 and $0.2 million of acquisition fees, respectively, which had been expensed as incurred in accordance with our adoption of FASB ASC 805-10 effective January 1, 2009.   For the six months ended June 30, 2010 and 2009, the Advisor earned approximately $21,000 and $0.3 million of acquisition fees, respectively, which had been expensed as incurred in accordance with our adoption of FASB ASC 805-10 effective January 1, 2009.

Management Fees.  The advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate book basis carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP.  For the three months ended June 30, 2010 and 2009, the Advisor earned $0.4 million and $0.4 million, respectively of asset management fees, which were expensed and included in asset management fees in our condensed consolidated statement of operations.  For the six months ended June 30, 2010 and 2009, the Advisor earned $0.7 million and $0.8 million, respectively of asset management fees, which were expensed and included in asset management fees in our condensed consolidated statement of operations.  In addition, we reimburse the Advisor for the direct and indirect costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf.  These fees and expenses are in addition to management fees that we pay to third party property managers.  For the three months ended June 30, 2010 and 2009, the Advisor was reimbursed $42,000 and $0, respectively, of such direct and indirect costs and expenses incurred on our behalf, which are included in general and administrative expenses in the condensed consolidated statement of operations.   For the six months ended June 30, 2010 and 2009, the Advisor was reimbursed $80,000 and $0, respectively, of such direct and indirect costs and expenses incurred on our behalf, which are included in general and administrative expenses in the condensed consolidated statement of operations.

Operating Expenses. The advisory agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us.   For the three months ended June 30, 2010 and 2009, $0.3 million and $0.1 million of such costs, respectively, were reimbursed and included in general and administrative expenses in our condensed consolidated statement of operations.   For the six months ended June 30, 2010 and 2009, $0.5 million and $0.3 million of such costs, respectively, were reimbursed and included in general and administrative expenses in our condensed consolidated statement of operations.  The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

Disposition Fee.  The advisory agreement provides that if the Advisor or its affiliate provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the Advisor or such affiliate shall receive at closing a disposition fee up to 3% of the sales price of such property or properties.  This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property.  We will pay the disposition fees for a property at the time the property is sold.  For the three and six months ended June 30, 2010 and 2009, we did not incur any of such fees.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in our primary offerings.  PCC, as dealer manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in our primary offerings.  The dealer manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in our primary offerings.  The advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) in excess of 13.5% of gross proceeds from our offerings.  For the three months ended June 30, 2010 and 2009, our dealer manager earned sales commissions and dealer manager fees of approximately $40,000 and $0.8 million, respectively.  For the six months ended June 30, 2010 and 2009, our dealer manager earned sales commissions and dealer manager fees of approximately $93,000 and $1.6 million, respectively. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

12.	Notes Payable

On June 30, 2006, we entered into a credit agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during our offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  As of June 30, 2010 and December 31, 2009, we had net borrowings of approximately $15.9 million, under the credit agreement.

On June 30, 2010, we amended the June 30, 2006 credit agreement with HSH Nordbank AG, New York Branch, which extended the credit facility maturity date to August 31, 2010.

The credit agreement, as amended, permits us to borrow up to $15.9 million secured by real properties at a borrowing rate based on 30-day LIBOR plus a margin ranging from 115 to 135 basis points and requires payment of a usage premium of up to 15 basis points and an annual administrative fee.   We are entitled to prepay the borrowings under the credit facility at any time without penalty.  This credit agreement will mature on August 31, 2010. The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement. The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of June 30, 2010, we were in compliance with all financial covenants.  During the three months ended June 30, 2010 and 2009, we incurred $57,000 and $63, 000 of interest expense, respectively, related to the credit agreement.   During the six months ended June 30, 2010 and 2009, we incurred $111,000 and $127,000  of interest expense, respectively, related to the credit agreement.

On November 13, 2007, we entered into a loan agreement with Wachovia Bank, National Association to facilitate the acquisition of properties during our offering period.  Pursuant to the terms of the loan agreement, we may borrow $22.4 million at an interest rate of 140 basis points over 30-day LIBOR, secured by specified real estate properties.  The loan agreement has a maturity date of November 13, 2010, and may be prepaid without penalty.  The entire $22.4 million available under the terms of the loan was used to finance an acquisition of properties that closed on November 15, 2007.  During the three months ended June 30, 2010 and 2009, we incurred $69,000 and $100,000 of interest expense, respectively, related to the loan agreement.   During the six months ended June 30, 2010 and 2009, we incurred $133,000 and $205,000 of interest expense, respectively, related to the loan agreement.   As of June 30, 2010 and December 31, 2009, we had net borrowings of approximately $15.9 million, under the credit agreement.

Our HSH Nordbank credit facility will mature on August 31, 2010 and our loan from Wachovia Bank will mature on November 13, 2010. We anticipate repaying our existing debt obligations with cash on hand and the proceeds from (1) new credit facilities, (2) asset financing and/or (3) sale of real estate assets. We have received a term sheet from a financial institution to refinance the current loan from HSH Nordbank, and anticipate extending the HSH Nordbank loan until the refinancing closes.  In addition, we are implementing a plan to repay the Wachovia loan that matures in November 2010, from proceeds of refinancing, the sale of real estate assets, or a combination of the both.   Management believes that there is sufficient liquidity available to the Company to be able to meet all debt obligations and continue to fund ongoing operations. However, given the continued weakness of the retail and credit markets, there can be no assurance that we can obtain such refinancing or additional capital on satisfactory terms, and we could be required to consider additional assets sales or less attractive sources of capital for refinancing.

In connection with our acquisition of Monroe North CommerCenter, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”).  Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica mortgage loan.  The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum.  During the three months ended June 30, 2010 and 2009, we incurred $103,000 and $106,000 of interest expense, respectively, related to this loan agreement.  During the six months ended June 30, 2010 and 2009, we incurred $207,000 and $212,000 of interest expense, respectively, related to this loan agreement.  As of June 30, 2010 and December 31, 2009, we had net borrowings of approximately $7.0 million and $7.1 million, respectively, under the Loan Assumption Agreement.

The principal payments due on Monroe North CommerCenter mortgage loan for July 1, 2010 to December 31, 2010 and each of the subsequent years is as follows:

Year	Principal amount
July 1, 2010 to December 31, 2010	$98,000
2011	$204,000
2012	$217,000
2013	$230,000
2014 and thereafter	$6,234,000

In connection with our notes payable, we had incurred financing costs totaling approximately $1.6 million and $1.6 million as of June 30, 2010 and December 31, 2009, respectively.  These financing costs have been capitalized and are being amortized over the life of the agreements.  For the three months ended June 30, 2010 and 2009, $53,000 and $64,000, respectively, of deferred financing costs were amortized and included in interest expense in the condensed consolidated statements of operations.   For the six months ended June 30, 2010 and 2009, $105, 000 and $128,000, respectively, of deferred financing costs were amortized and included in interest expense in the condensed consolidated statements of operations.  Consistent with our borrowing policies, during our offering period, we will borrow periodically to acquire properties and for working capital.  We will determine whether to use the proceeds of our offerings to repay amounts borrowed under the credit agreement and loan agreements depending on a number of factors, including the investments that are available to us for purchase at the time and the cost of the credit facility.  Following the closing of our offering period, we will endeavor to repay all amounts owing under the credit agreement and loan agreements or that are secured by our properties and which have not previously been paid.  To the extent sufficient proceeds from our offering are unavailable to repay the indebtedness secured by properties within a reasonable time following the closing of our offering period as determined by our board of directors, we may sell properties or raise equity capital to repay the secured debt, so that we will own our properties with no permanent acquisition financing.

13.	Commitments and Contingencies

In May 2008, we committed to fund up to $5.0 million to Servant Healthcare Investments LLC and Servant Investments LLC, two entities that are parties to an alliance agreement with the managing member of our Advisor.  On January 22, 2009, our board of directors increased our commitment to loan funds up to $10.0 million. On May 10, 2010, this commitment was reduced to $8.75 million. As of June 30, 2010, we had funded approximately $8.1 million pursuant to this commitment.

On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC, a Delaware limited liability company managed by Cornerstone Ventures Inc., an affiliate of our Advisor, in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community known as Sherburne Commons located on the exclusive island of Nantucket, MA.  As of June 30, 2010, we had funded approximately $7.9 million pursuant to this commitment.

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

Real Estate Acquisition

On August 5, 2010, we purchased 1830 Santa Fe, a 13,200 square foot industrial property located in Santa Ana, CA from Mr. Charles F. Pribus and Suffolk Holding Company, two non-related parties for a purchase price of approximately $1.3 million, plus closing costs which are not fully determinable at this time.  The building is 100% leased and located in a planned industrial area of Santa Ana, CA. The acquisition was purchased with no debt financing.

Sale of Shares of Common Stock

As of August 13, 2010, we had raised approximately $167.0 million through the issuance of approximately 20.9 million shares of our common stock under our initial public offering and follow-on offering, excluding approximately 2.1 million shares that were issued pursuant to our distribution reinvestment plan and approximately 1.6 million shares issued in connection with the special 10% stock dividend related to our initial public offering, reduced by approximately 1.7 million shares redeemed pursuant to our stock repurchase program.

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

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At June 30, 2010, we owned 99.88% general partner interest in the Operating Partnership while the Advisor owned a 0.12 % limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

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

As of June 30, 2010, we had raised approximately $167.0 million of gross proceeds from the sale of approximately 20.9 million shares of our common stock in our initial public offering and follow-on offering and had acquired twelve properties.

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

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has also experienced deteriorating fundamentals across all major property types and most geographic markets. Tenant defaults have risen, while demand for commercial real estate space is contracting, resulting in a highly competitive leasing environment, downward pressure on both occupancy and rental rates, and an increase in leasing incentives. Mortgage delinquencies and defaults have trended upward, with many industry analysts predicting the continuation of significant credit defaults, foreclosures and principal losses.

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

The factors discussed above have translated into declining real estate values and a corresponding rise in required investment returns and capitalization rates. Overall transaction activity has slowly increased during the last two quarters as the gap between “ask” and “bid” has contracted; however, the volume is well below that of two years ago.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC other than as described under Note 2 to the accompanying condensed financial statements.

Results of Operations

Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of assets acquired since inception and anticipation of future acquisition of real estate assets.

As of June 30, 2010, we owned twelve properties.  These properties were acquired from June of 2006 through April 2008.

Three months ended June 30, 2010 and 2009

Rental revenues and tenant reimbursements decreased to $2.4 million for the second quarter of 2010 from $2.5 million for the second quarter of 2009. The decrease is primarily due to lower occupancy rates, lower lease rental rates and longer lease up periods for vacant units as a result of the current economic environment partially offset by termination payments from former tenants.

Interest income from notes receivable was comparable for the second quarter of 2010 and 2009.  Interest income from second quarter of 2010 consists of the $8.0 million participating first mortgage loan commitment which bears a fixed rate of 8%  to Nantucket Acquisition LLC while interest income from second quarter of 2009 consists of the $14.0 million mortgage loan to Caruth Haven L.P. which bears a fixed rate of 10%.

Property operating and maintenance expense decreased to $0.7 million for the second quarter of 2010 from $0.8 million for the second quarter of 2009. The decrease is primarily due to lower bad debt expense resulting from recovery of prior year delinquencies.

General and administrative expense increased to $0.5 million for the second quarter of 2010 from $0.3 million for the second quarter of 2009. The increase is primarily due to increased accounting and audit fees, reimbursement of administrative and management services provided by the Advisor and board of director expenses.

Asset management fees were comparable for the second quarter of 2010 and 2009.

Real estate acquisition costs decreased to $22,000 for the second quarter of 2010 from $160,000 for the second quarter of 2009.  The decrease is due to a reduction in the amount of equity raised in our public offering, resulting in reduced acquisition fee reimbursement to the Advisor.

Depreciation and amortization decreased to $0.8 million for the second quarter of 2010 from $0.9 million for the second quarter of 2009.  The decrease is due to prior year acceleration of in-place lease amortization due to early lease terminations and prior year end real estate impairment resulting in a lower depreciation cost basis.

Interest expense decreased to $0.3 million for the second quarter of 2010 from $0.4 million for the second quarter of 2009.  The decrease is primarily due to a lower debt balance as a result of a $6.6 million principal reduction in the fourth quarter of 2009.

Six months ended June 30, 2010 and 2009

Rental revenues and tenant reimbursements decreased to $4.8 million in the first half of 2010 from $5.2 million in the first half of 2009. The decrease is primarily due to lower occupancy rates, lower lease rental rates and longer lease up periods for vacant units as a result of the current economic environment partially offset by termination payments from former tenants.

Interest income from notes receivable was comparable for the second quarter of 2010 and 2009.  Interest income in the first half of 2010 consists of the $8.0 million participating first mortgage loan commitment which bears a fixed rate of 8%  to Nantucket Acquisition LLC while interest income in the first half of 2009 consists of the $14.0 million mortgage loan to Caruth Haven L.P. which bears a fixed rate of 10%.

Property operating and maintenance expenses decreased to $1.3 million in the first half of 2010 from $1.7 million in the first half of 2009.  The decrease is primarily due to lower bad debt expense in 2010 resulting from recovery of prior year delinquencies and lower legal expenses associated with tenant turnover.

General and administrative expenses increased to $1.1 million in the first half of 2010 from $0.8 million for the comparable period of 2009.  The increase is primarily due to increased accounting and audit fees, reimbursement of administrative and management services provided by the Advisor and board of director expenses.

Asset management fees were comparable for six months ended June 30, 2010 and 2009.

Real estate acquisition costs decreased to $28,000 in the first half of 2010 from $332,000 in the first half of 2009.  The decrease is due to a reduction in the amount of equity raised in our public offering, resulting in reduced acquisition fee reimbursement to the Advisor.

Depreciation and amortization decreased to $1.7 million from $1.8 million from the comparable period primarily due to prior year acceleration of in-place lease amortization due to early lease terminations and prior year end real estate impairment resulting in a lower depreciation cost basis.

Interest expense decreased to $0.6 million from $0.7 million for the comparable period of 2009 primarily due to lower principal debt balances on our credit agreement with HSH Nordbank and Wachovia Bank.

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

On January 6, 2006, we commenced an initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan.  We stopped making offers under our initial public offering on June 1, 2009.  On June 10, 2009, we commenced a follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale pursuant to a primary offering and 21,100,000 shares for sale pursuant to our dividend reinvestment plan.  As of June 30, 2010, a total of approximately 20.9 million shares of our common stock had been sold in our combined offerings for aggregate gross proceeds of approximately $167.0 million.

As of June 30, 2010, we had approximately $10.4 million in cash and cash equivalents on hand.

We anticipate repaying our existing debt obligations with cash on hand and the proceeds from (1) new credit facilities, (2) asset financing and/or (3) sale of real estate assets. We have received a term sheet from a financial institution to refinance the current loan from HSH Nordbank, and anticipate extending the HSH Nordbank loan until the refinancing closes.  In addition, we are implementing a plan to repay the Wachovia loan that matures in November 2010, from proceeds of refinancing, the sale of real estate assets, or a combination of the both.   Management believes that there is sufficient liquidity available to the Company to be able to meet all debt obligations and continue to fund ongoing operations. However, given the continued weakness of the retail and credit markets, there can be no assurance that we can obtain such refinancing or additional capital on satisfactory terms, and we could be required to consider additional assets sales or less attractive sources of capital for refinancing.

There may be a delay between the sale of our shares and the purchase of properties.  During this period, net offering proceeds will be temporarily invested in short-term, liquid investments that could yield lower returns than investments in real estate.

Until proceeds from our offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.  For the three and six months ended June 30, 2010, cash distributions to stockholders were paid from a combination of cash flow from operations and net proceeds raised from our offerings.

Distributions paid to stockholders for the three months ended June 30, 2010 were approximately $2.8 million. Of this amount, approximately $1.5 million was reinvested through our dividend reinvestment plan and approximately $1.3 million was paid in cash to stockholders. Of the total cash distributions paid for the three months ended June 30, 2010, 36.6% was funded from cash flow from operations and 63.4% of the total cash amount distributed was funded from proceeds from our offerings.  Distributions paid for the six months ended June 30, 2010 were approximately $5.5 million. Of this amount, approximately $3.0 million was reinvested through our dividend reinvestment plan and approximately $2.5 million was paid in cash to stockholders.  Of the total cash distributions paid for the six months ended June 30, 2010, 63.1% was funded from cash flow from operations and 36.9% of the total cash amount distributed was funded from proceeds from our offerings.

As of June 30, 2010, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.4 million, including approximately $0.1 million of organizational costs that was expensed and approximately $5.3 million of offering costs which reduce net proceeds of our offerings.  Of this amount, $4.5 million reduced the net proceeds of our initial public offering and $0.9 million reduced the net proceeds of our follow-on offering.

In no event will we have any obligation to reimburse the Advisor for these costs totaling in excess of 3.5% of the gross proceeds from our initial public offering and follow-on public offering.  As of June 30, 2010, we had reimbursed to the Advisor a total of $4.5 million for our initial public offering and $0.9 million for our follow-on offering.

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

Funds from Operations and Modified Funds from Operations

A fund from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by the accounting principles generally accepted in the United States of America (“GAAP”) , and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, noncontrolling interests and subsidiaries.  Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

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

Our calculations of FFO and MFFO for the three and six months ended June 30, 2010 and 2009 are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$107,000	$(47,000)	$127,000	$(272,000)
Adjustments:
Real estate assets depreciation and amortization	826,000	866,000	1,650,000	1,797,000
Funds from operations (FFO) (1)	$933,000	819,000	$1,777,000	$1,525,000

Adjustments:
Real estate acquisition costs	22,000	160,000	28,000	332,000
Modified funds from operations (MFFO) (1)	$955,000	$979,000	$1,805,000	$1,857,000

Weighted average common shares outstanding	23,003,752	22,020,217	22,943,713	21,289,203

Modified funds from operation per weighted average common shares outstanding	$0.04	$0.04	$0.08	$0.09

(1)	Reported amounts are attributable to our common stockholders

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

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations	FFO	MFFO
First quarter 2009	$1,021,000	$1,463,000	$2,484,000	$1,090,000	$706,000	$878,000
Second quarter 2009	$1,124,000	$1,524,000	$2,648,000	$733,000	$819,000	$979,000

First quarter 2010	$1,221,000	$1,490,000	$2,711,000	$1,103,000	$844,000	$850,000
Second quarter 2010	$1,256,000	$1,468,000	$2,724,000	$461,000	$933,000	$955,000

 Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2010, specifically our obligations under long-term debt agreements and notes receivable:
	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$38,789,000	$32,004,000	$434,000	$6,351,000	$-
Interest expense related to long term debt (2)	$1,871,000	$579,000	$775,000	$517,000	$-
Note receivable (3)	$625,000	$625,000	$-	$-	$-
Note receivable from related party (4)	$100,000	$100,000	$-	$-	$-
_________________________

(1) This represents the sum of a credit agreement with HSH Nordbank, AG and loan agreements with Wachovia Bank National Association and Transamerica Life Insurance Company.

 (2) Interest expense related to the credit agreement with HSH Nordbank, AG and loan agreement with Wachovia Bank National Association are calculated based on the loan balances outstanding at June 30, 2010, one month LIBOR at June 30, 2010 plus appropriate margin ranging from 1.15% and 1.40%.  Interest expense related to loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum.

(3) We have committed to funding $8.75 million to entities that are parties to an alliance with the managing member of the Advisor.  As of June 30, 2010, we had funded approximately $8.125 million of this commitment.

(4) On December 14, 2009, we committed to fund an $8.0 million first mortgage to a related party, an affiliate of our Advisor.  As of June 30, 2010, we had funded approximately $7.9 million of this commitment.

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

Our loan agreement entered with Wachovia Bank, National Association permits us to borrow $22.4 million at an interest rate 140 basis points over 30-day LIBOR, secured by specified real estate properties.  The loan agreement will mature on November 13, 2010. As of June 30, 2010, we had a balance of approximately $15.9 million outstanding under this loan agreement. The loan may be prepaid without penalty.

As of June 30, 2010, we had borrowed approximately $31.8 million under our variable rate credit facility and loan agreement.  An increase in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders.  Based on the debt outstanding as of June 30, 2010, a 1% change in interest rates would result in a change in interest expense of approximately $318,000 per year.

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

Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. The distributions paid for the four quarters ended June 30, 2010 were approximately $10.9 million.  Of this amount approximately $6.1 million was reinvested through our dividend reinvestment plan and approximately $4.8 million was paid in cash to stockholders. For the four quarters ended June 30, 2010 cash flow from operations and FFO were approximately $2.6 million and a loss of $4.3 million, respectively.  Accordingly, during the four quarters ended June 30, 2010, total distributions paid in cash exceeded cash flow from operations and FFO for the same period. We used offering proceeds to pay cash distributions in excess of cash flow from operations during the fourth quarters ended June 30, 2010.

We may not be able to refinance, extend or repay our substantial indebtedness, which could have a materially adverse affect on our business, financial condition and results of operations

As of June 30, 2010, we had an aggregate consolidated indebtedness outstanding of $38.8 million (Note 12)  which are secured by our properties.

There can be no assurance that we will be able to refinance or extend our debt on acceptable terms or otherwise. Our ability to refinance our debt is negatively affected by the current condition of the credit markets, which have significantly reduced levels of commercial lending.  We may not be able to refinance, extend or repay our substantial indebtedness, which could have a materially adverse affect on our business, financial condition and results of operations. In the event that we are unable to refinance our debt on a timely basis and on acceptable terms, we will be required to take further steps to acquire the funds necessary to satisfy our short term cash needs, including additional assets sales or considering less attractive sources of capital for refinancing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a ) We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-Q.

(b) Not applicable

(c) During the three months ended June 30, 2010, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program

April 2010	161,356	$7.82	$927,972
May 2010	123,561	$7.64	$0
June 2010 (2)	39,822	$7.98	$0
	324,739

(1)
As long as our common stock is not listed on a national securities exchange or traded on an over –the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased.

(2)	As of June 30, 2010, we have met the threshold of available distribution reinvestment plan proceeds, accordingly, we do not expect to make further ordinary redemptions for the remainder of 2010.

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

4.3	Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010)

10.1	Amendment No. 4 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of June 30, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of August, 2010.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Terry G. Roussel
Terry G. Roussel, Chief Executive Officer

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)