Form 10-Q
period 2010-09-30
Cornerstone Core Properties REIT, Inc.
filed 2010-11-15
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or
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
☐  Yes  ☒  No

As of November 12, 2010, we had 22,991,181 shares of common stock issued and outstanding.

PART I -FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Core Properties REIT, Inc.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$7,703,000	$18,673,000
Investments in real estate:
Land	39,430,000	38,604,000
Buildings and improvements, net	86,041,000	87,671,000
Intangible lease assets, net	548,000	804,000
	126,019,000	127,079,000
Notes receivable, net	3,625,000	2,875,000
Note receivable from related party	8,000,000	6,911,000
Deferred costs and deposits	281,000	29,000
Deferred financing costs, net	89,000	174,000
Tenant and other receivables, net	881,000	863,000
Other assets, net	294,000	648,000
Total assets	$146,892,000	$157,252,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$38,539,000	$38,884,000
Accounts payable and accrued liabilities	1,338,000	698,000
Payable to related parties	8,000	347,000
Prepaid rent, security deposits and deferred revenue	816,000	1,010,000
Intangible lease liability, net	148,000	217,000
Distributions payable	906,000	941,000
Total liabilities	41,755,000	42,097,000

Commitments and contingencies (Note 13)

Equity:
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 22,996,406 and 23,114,201 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	25,000	24,000
Additional paid-in capital	118,991,000	128,559,000
Accumulated deficit	(14,001,000)	(13,559,000)
Total stockholders’ equity	105,015,000	115,024,000
Noncontrolling interest	122,000	131,000
Total equity	105,137,000	115,155,000

Total liabilities and equity	$146,892,000	$157,252,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Rental revenues	$1,650,000	$1,880,000	$5,463,000	$6,011,000
Tenant reimbursements and other income	493,000	468,000	1,521,000	1,507,000
Interest income from notes receivable	336,000	309,000	1,124,000	988,000
	2,479,000	2,657,000	8,108,000	8,506,000
Expenses
Property operating and maintenance	814,000	999,000	2,152,000	2,700,000
General and administrative	566,000	364,000	1,696,000	1,173,000
Asset management fees	368,000	381,000	1,116,000	1,138,000
Real estate acquisition costs	30,000	28,000	58,000	360,000
Depreciation and amortization	924,000	989,000	2,574,000	2,786,000
Impairment of notes receivable	—	4,626,000	—	4,626,000
	2,702,000	7,387,000	7,596,000	12,783,000
Operating (loss) income	(223,000)	(4,730,000)	512,000	(4,277,000)

Interest income	1,000	3,000	4,000	7,000
Interest expense	(347,000)	(341,000)	(958,000)	(1,069,000)
Net loss	(569,000)	(5,068,000)	(442,000)	(5,339,000)
Less: Net loss attributable to the noncontrolling interest	—	(5,000)	—	(5,000)
Net loss attributable to common stockholders	$(569,000)	$(5,063,000)	$(442,000)	$(5,334,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.02)	$(0.22)	$(0.02)	$(0.25)

Weighted average number of common shares	22,880,212	22,584,321	22,917,097	21,583,192

Dividend declared per common share	$0.12	$0.12	$0.36	$0.36

The accompanying notes are an integral part of these condensed consolidated interim financial statements

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance - December 31, 2009	23,114,201	$24,000	128,559,000	$(13,559,000)	$115,024,000	$131,000	$115,155,000
Issuance of common stock	730,318	1,000	5,609,000	—	5,610,000	—	5,610,000
Redeemed shares	(848,113)	—	(6,501,000)	—	(6,501,000)	—	(6,501,000)
Offering costs	—	—	(470,000)	—	(470,000)	—	(470,000)
Dividends declared	—	—	(8,206,000)	—	(8,206,000)	(9,000)	(8,215,000)
Net loss	—	—	—	(442,000)	(442,000)	—	(442,000)
Balance – September 30, 2010	22,996,406	$25,000	$118,991,000	$(14,001,000)	$105,015,000	$122,000	$105,137,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance - December 31, 2008	20,570,120	$21,000	$121,768,000	$(5,456,000)	$116,333,000	$151,000	$116,484,000
Issuance of common stock	2,755,353	3,000	21,802,000	—	21,805,000	—	21,805,000
Redeemed shares	(562,416)	—	(4,293,000)	—	(4,293,000)	—	(4,293,000)
Offering costs	—	—	(2,643,000)	—	(2,643,000)	—	(2,643,000)
Dividends declared	—	—	(7,867,000)	—	(7,867,000)	(9,000)	(7,876,000)
Net loss	—	—	—	(5,334,000)	(5,334,000)	(5,000)	(5,339,000)
Balance – September 30, 2009	22,763,057	$24,000	$128,767,000	$(10,790,000)	$118,001,000	$137,000	$118,138,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(442,000)	$(5,339,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	216,000	182,000
Depreciation and amortization	2,574,000	2,786,000
Straight-line rents and amortization of acquired above (below) market leases, net	29,000	(29,000)
Provision for bad debt	(44,000)	423,000
Impairment of note receivable	—	4,626,000
Change in operating assets and liabilities:
Tenant and other receivables, net	30,000	(292,000)
Other assets, net	209,000	177,000
Accounts payable and accrued liabilities	565,000	645,000
Payable to related parties, net	(376,000)	(95,000)
Prepaid rent, security deposit and deferred revenue	(194,000)	(135,000)
Net cash provided by operating activities	2,567,000	2,949,000

Cash flows from investing activities
Real estate acquisitions	(1,315,000)	—
Additions to real estate	(58,000)	(136,000)
Escrow deposits	(250,000)	—
Notes receivable	(750,000)	(17,038,000)
Notes receivable from related party	(1,089,000)	—
Net cash used in investing activities	(3,462,000)	(17,174,000)

Cash flows from financing activities
Issuance of common stock	1,151,000	17,277,000
Redeemed shares	(6,501,000)	(4,293,000)
Repayment of notes payable	(344,000)	(135,000)
Offering costs	(460,000)	(2,358,000)
Distributions paid to stockholders	(3,781,000)	(3,271,000)
Distributions paid to noncontrolling interest	(9,000)	(9,000)
Deferred financing costs	(131,000)	(144,000)
Net cash (used in) provided by financing activities	(10,075,000)	7,067,000
Net decrease in cash and cash equivalents	(10,970,000)	(7,158,000)
Cash and cash equivalents - beginning of period	18,673,000	26,281,000
Cash and cash equivalents - end of period	$7,703,000	$19,123,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$684,000	$921,000
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	$906,000	$896,000
Payable to related party	$8,000	$17,000
Distribution reinvested	$4,459,000	$4,528,000
Accrued additions to real estate	$74,000	$—
Accrued acquisition fees not paid	$—	$1,000
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At September 30, 2010, we owned a 99.88% general partner interest in the Operating Partnership while the Advisor owned a 0.12% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

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

We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, to serve as our dealer manager for our offerings.  PCC is responsible for marketing our shares being offered pursuant to the offerings. We used the net proceeds from our initial public offering to invest primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  We intend to use the net proceeds from our follow-on offering to pay down temporary acquisition financing on our existing assets and to acquire additional real estate investments. As of September 30, 2010, a total of 20.9 million shares of our common stock had been sold in both offerings for aggregate gross proceeds of approximately $167.1 million, excluding approximately 2.2 million shares that were issued pursuant to our distribution reinvestment plan and approximately 1.6 million shares issued in connection with the special 10% stock dividend related to our initial public offering, reduced by approximately 1.7 million shares pursuant to our stock repurchase program.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC.  Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations.  Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2009 Annual Report on Form 10-K as filed with the SEC.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10, Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

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

The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of September 30, 2010 and December 31, 2009, the fair value of notes payable was approximately $39.2 million and $38.9 million, compared to the carrying value of approximately $38.5 million and $38.9 million, respectively.

The fair value of note receivable is estimated using current rates at which management believes similar loans would be made with similar terms and maturities. As of September 30, 2010 and December 31, 2009, the fair value of notes receivable was approximately $3.6 million and $3.0 million, compared to the carrying value of approximately $3.6 million and $2.9 million, respectively.

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

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this update require additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. ASC 2010-20 is effective for interim periods and fiscal years ending after December 15, 2010. The Company does not expect the adoption of ASC 2010-20 on December 31, 2010 to have an impact on its consolidated financial position or results of operations.

4.	Investments in Real Estate

As of September 30, 2010, our portfolio consists of thirteen properties which were approximately 79.09% leased.  The following table provides summary information regarding our properties.

Property	Location	Date Purchased	Square Footage	Purchase Price	Associated Debt	September 30, 2010 % Leased
2111 South Industrial Park	North Tempe, AZ	June 1, 2006	26,800	$1,975,000	$—	73.13%
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—	100.00%
15172 Goldenwest Circle (1)	Westminster, CA	December 1, 2006	102,200	11,200,000	2,789,000	100.00%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	4,642,000	74.23%
Mack Deer Valley	Phoenix, AZ	January 21, 2007	180,985	23,150,000	3,819,000	100.00%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	24.00%
Pinnacle Park Business Center	Phoenix, AZ	October 2, 2007	159,661	20,050,000	4,495,000	100.00%
Orlando Small Bay Portfolio
Carter	Winter Garden, FL	November 15, 2007	49,125	4,624,000		73.28%
Goldenrod	Orlando, FL	November 15, 2007	78,646	7,402,000		66.15%
Hanging Moss	Orlando, FL	November 15, 2007	94,200	8,866,000		93.42%
Monroe South	Sanford, FL	November 15, 2007	172,500	16,236,000		69.18%
			394,471	37,128,000	15,860,000	74.90%
Monroe North CommerCenter	Sanford, FL	April 17, 2008	181,348	14,275,000	6,934,000	59.14%
1830 Santa Fe	Santa Ana, CA	August 5, 2010	12,200	1,315,000	-	100.00%
			1,245,039	$135,593,000	$38,539,000	79.09%

(1)
On September 27, 2010, the United States Bankruptcy Court for the District of Delaware granted the motion of debtor Universal Building Products, the parent company of the single tenant occupying 15172 Goldenwest Circle, to set aside the tenant’s lease of 15172 Goldenwest Circle. Rental income from this tenant represents 7.25% of total revenue for the nine months ended September 30, 2010. The tenant vacated the property on October 1, 2010 and we have engaged an experienced broker to re-lease the property.

As of September 30, 2010, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Acquired Above- Market Leases	In-Place Lease Value	Acquired Below- Market Leases
Investment in real estate	$39,430,000	$95,078,000	$1,700,000	$1,992,000	$(823,000)
Less: accumulated depreciation and amortization	—	(9,037,000)	(1,522,000)	(1,622,000)	675,000
Net investments in real estate and related lease intangibles	$39,430,000	$86,041,000	$178,000	$370,000	$(148,000)

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

Depreciation expense associated with buildings and improvements and site improvements for the three months ended September 30, 2010 and 2009 was approximately $740,000 and $781,000, respectively. Depreciation expense associated with buildings and improvements and site improvements for the nine months ended September 30, 2010 and 2009 was approximately $2.2 million and $2.3 million, respectively.

Net amortization expense associated with the lease intangible assets and liabilities for the three months ended September 30, 2010 and 2009 was approximately $76,000 and $141,000, respectively.  Net amortization expense associated with the lease intangible assets and liabilities for the nine months ended September 30, 2010 and 2009 was approximately $241,000 and $363,000, respectively. Estimated net amortization expense for October 1, 2010 through December 31, 2010 and each of the subsequent years is as follows:

Lease Intangibles Amortization
October 1, 2010 to December 31, 2010	$66,000
2011	$180,000
2012	$82,000
2013	$51,000
2014	$12,000
2015 and thereafter	$9,000

The estimated useful lives for lease intangibles range from approximately one month to six years.  As of September 30, 2010, the weighted-average amortization period for in-place leases, acquired above market leases and acquired below market leases were 4.1 years, 4.7 years and 3.5 years, respectively.

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  As of September 30, 2010 and December 31, 2009, net leasing commissions were approximately $355,000 and $466,000, respectively. Amortization expense for the three months ended September 30, 2010 and 2009 was approximately $114,000 and $69,000, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 was approximately $170,000 and $139,000, respectively.

5.	Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $418,000 and $491,000 as of September 30, 2010 and December 31, 2009, respectively.

6.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements far-reaching changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of September 30, 2010 we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant.

As of September 30, 2010, we owned four properties in the state of California, three properties in the state of Arizona and six properties in the state of Florida.  Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.

7.	Notes Receivable

In May 2008, we agreed to loan up to $10.0 million at a rate of 10% per year to two real estate operating companies, Servant Investments, LLC and Servant Healthcare Investments, LLC (collectively, “Servant”). In May 2010, the loan commitments were reduced to $8.75 million. The loans mature on May 19, 2013. Servant is party to an alliance with the managing member of our Advisor. As of September 30, 2010, our aggregate advances to Servant under the loan commitment were approximately $8.4 million. On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates and a review of the Servant business plans and their operating projections. During the quarter ended September 30, 2009, we concluded that the collectability of one note cannot be reasonably assured and therefore, we recorded a note receivable reserve of approximately $4.8 million against the balance of that note. The amount of this reserve has been included in our consolidated statements of operations under impairment of note receivable, which was recorded for the quarter ended September 30, 2009. As of September 30, 2010 and December 31, 2009, the impaired notes receivable had a net zero balance. It is our policy to recognize interest income on the reserved loan advances on a cash basis. For the three months ended September 30, 2010 and 2009, interest income related to the impaired note receivable was approximately $80,000 and $0, respectively. For the nine months ended September 30, 2010 and 2009, interest income related to the impaired note receivable was approximately $402,000 and $152,000, respectively. As of September 30, 2010 and December 31, 2009, the other note receivable had a balance of approximately $3.6 million and $2.9 million, respectively. Interest income related to the other note receivable for the three months ended September 30, 2010 and 2009, was approximately $88,000 and $59,000, respectively. Interest income related to the other note receivable for the nine months ended September 30, 2010 and 2009, was approximately $246,000 and $148,000, respectively.

8.	Note Receivable from Related Party

On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that is a wholly-owned subsidiary of Cornerstone Healthcare Plus REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor, Cornerstone Realty Advisors, LLC. The loan was to mature on January 21, 2010 subject to the borrower's right to repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty. On December 16, 2009, Caruth Haven L.P. repaid the full loan amount. For the three months ended September 30, 2010 and 2009 interest income from this note receivable was approximately $0 and $224,000, respectively. For the nine months ended September 30, 2010 and 2009 interest income from this note receivable was approximately $0 million and $615,000, respectively.

On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC, a Delaware limited liability company owned by Cornerstone Ventures Inc., an affiliate of our Advisor, in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community known as Sherburne Commons located on the island of Nantucket, MA. The loan matures on January 1, 2015, with no option to extend and bears interest at a fixed rate of 8.0% for the term of the loan. Interest is to be paid monthly with principal due at maturity. Under the terms of the loan, we are entitled to receive additional interest in the form of a 40% participation in the "shared appreciation" of the property, at loan maturity, calculated based on the net sales proceeds if the property is sold, or the property's appraised value, less ordinary disposition costs, if the property has not been sold by the time the loan matures. Prepayment of the loan is not permitted without our consent and the loan is not assumable. During the third quarter of 2010, we fully funded the $8.0 million commitment. For the three months ended September 30, 2010 and 2009, interest income from this mortgage loan commitment was approximately $164,000 and $0, respectively. For the nine months ended September 30, 2010 and 2009, interest income from this mortgage loan commitment was approximately $464,000 and $0 million, respectively.

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

Payable to related parties at September 30, 2010 and December 31, 2009 consists of offering costs, acquisition fees, and expense reimbursement payable and sales commissions and dealer manager fees incurred to the Advisor and PCC.

10.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 290,000,000 shares of common stock with a par value of $0.001. As of September 30, 2010, we had sold approximately 20.9 million shares of common stock for total gross proceeds of approximately $167.1 million. As of December 31, 2009, we had sold approximately 20.8 million shares of common stock for a total of approximately $165.9 million of gross proceeds.

Distributions

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 21,100,000 shares of our common stock for sale pursuant to the distribution reinvestment plan in connection with our follow-on offering.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share.  As of September 30, 2010 and December 31, 2009, approximately 2.2 million and 1.6 million shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared during the nine months ended September 30, 2010 and 2009:

	Distribution Declared
Period	Cash	Reinvested	Total

First quarter 2009 (1)	$1,021,000	$1,463,000	$2,484,000
Second quarter 2009 (1)	$1,125,000	$1,523,000	$2,648,000
Third quarter 2009 (1)	$1,181,000	$1,554,000	$2,735,000

First quarter 2010	$1,221,000	$1,490,000	$2,711,000
Second quarter 2010	$1,256,000	$1,468,000	$2,724,000
Third quarter 2010	$1,323,000	$1,448,000	$2,771,000

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

Pursuant to our charter, on or prior to September 21, 2012, our board of directors will take action to provide enhanced liquidity for our stockholders. Among the various plans that our board of directors will consider is a modification to our stock repurchase program to increase the number of shares that can be redeemed under the program during a given period. The implementation of any plan to increase liquidity will be at the board’s discretion.

During the nine months ended September 30, 2010, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January	249,146	$7.46
February	100,999	$7.63
March	159,479	$7.76
April	161,356	$7.82
May	123,561	$7.64
June (2)	39,822	$7.98
July	13,750	$8.00
August	—	$—
September	—	$—
	848,113

During the nine months ended September 30, 2009, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January	40,873	$6.77
February	137,395	$7.51
March	152,984	$7.61
April	83,284	$7.55
May	43,057	$7.51
June	65,453	$7.67
July	23,079	$7.39
August	8,113	$7.99
September	8,178	$7.98
	562,416

(1)
As long as our common stock is not listed on a national securities exchange or traded on an over -the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased.

(2)	As of June 30, 2010, we had met the threshold of available distribution reinvestment plan proceeds, accordingly, we do not expect to make further ordinary redemptions for the remainder of 2010.

Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources.

Employee and Director Incentive Stock Plan

We have adopted an Employee and Director Incentive Stock Plan (the “Plan”) which provides for the grant of awards to our directors and full-time employees, as well as other eligible participants that provide services to us.  We have no employees, and we do not intend to grant awards under the Plan to persons who are not directors of ours.  Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and distribution equivalent rights.  The term of the Plan is 10 years.  The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time.

Effective January 1, 2006, we adopted the provisions of, FASB ASC 718-10, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. On August 6, 2008 and August 8, 2007, we granted our non-employee directors nonqualified stock options to purchase an aggregate of 20,000 and 20,000 shares of common stock, respectively, at an exercise price of $8.00 per share.  Of these options, 15,000 lapsed on November 8, 2008 due to the resignation of one director from the board of directors on August 6, 2008.  Outstanding stock options became fully vested on the grant date, expire ten years after the grant date, and have no intrinsic value as of September 30, 2010.  For the three and nine months ended September 30, 2010 and 2009, we did not incur any non-cash compensation expenses.  No stock options were exercised or canceled during the three and nine months ended September 30, 2010. In connection with the registration of the shares in our follow-on offering, we have suspended the issuance of options to our independent directors under the Plan, and we do not expect to issue additional options to our independent directors until we cease offering shares pursuant to our offering.

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

As of September 30, 2010, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.5 million, including approximately $0.1 million of organizational costs that was expensed and approximately $5.4 million of offering costs which reduce net proceeds of our offerings.  Of this amount, $4.5 million reduced the net proceeds of our initial public offering and $1.0 million reduced the net proceeds of our follow-on offering. As of December 31, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.2 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $5.1 million of offering costs which reduced net proceeds of our offerings. Of this amount, $4.4 million reduced the net proceeds of our initial public offering and $0.7 million reduced the net proceeds of our follow-on offering.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the Advisor acquisition fees in an amount equal to 2% of the gross proceeds of our primary offering.  We will pay the acquisition fees upon receipt of the gross proceeds from our primary offering.  However, if the advisory agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the three months ended September 30, 2010 and 2009, the Advisor earned approximately $1,200 and $18,000 of acquisition fees, respectively, which had been expensed as incurred in accordance with our adoption of FASB ASC 805-10 effective January 1, 2009.   For the nine months ended September 30, 2010 and 2009, the Advisor earned approximately $23,000 and $0.3 million of acquisition fees, respectively, which had been expensed as incurred in accordance with our adoption of FASB ASC 805-10 effective January 1, 2009.

Management Fees.  The advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate book basis carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP.  For the three months ended September 30, 2010 and 2009, the Advisor earned approximately $0.4 million and $0.4 million, respectively of asset management fees, which were expensed and included in asset management fees in our condensed consolidated statement of operations.  For the nine months ended September 30, 2010 and 2009, the Advisor earned approximately $1.1 million and $1.1 million, respectively of asset management fees, which were expensed and included in asset management fees in our condensed consolidated statement of operations.  In addition, we reimburse the Advisor for the direct and indirect costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf.  These fees and expenses are in addition to management fees that we pay to third party property managers.  For the three months ended September 30, 2010 and 2009, the Advisor was reimbursed approximately $45,000 and $0, respectively, of such direct and indirect costs and expenses incurred on our behalf, which are included in general and administrative expenses in the condensed consolidated statement of operations. For the nine months ended September 30, 2010 and 2009, the Advisor was reimbursed approximately $124,000 and $0, respectively, of such direct and indirect costs and expenses incurred on our behalf, which are included in general and administrative expenses in the condensed consolidated statement of operations.

Operating Expenses. The advisory agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us.   For the three months ended September 30, 2010 and 2009, approximately $0.3 million and $0.1 million of such costs, respectively, were reimbursed and included in general and administrative expenses in our condensed consolidated statement of operations.  For the nine months ended September 30, 2010 and 2009, approximately $0.8 million and $0.4 million of such costs, respectively, were reimbursed and included in general and administrative expenses in our condensed consolidated statement of operations.  The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

Disposition Fee.  The advisory agreement provides that if the Advisor or its affiliate provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the Advisor or such affiliate shall receive at closing a disposition fee up to 3% of the sales price of such property or properties.  This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property.  We will pay the disposition fees for a property at the time the property is sold. For the three and nine months ended September 30, 2010 and 2009, we did not incur any of such fees.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in our primary offerings.  PCC, as dealer manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in our primary offerings.  The dealer manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in our primary offerings.  The advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) in excess of 13.5% of gross proceeds from our offerings.  For the three months ended September 30, 2010 and 2009, our dealer manager earned sales commissions and dealer manager fees of approximately $6,000 and $82,000, respectively.  For the nine months ended September 30, 2010 and 2009, our dealer manager earned sales commissions and dealer manager fees of approximately $0.1 and $1.7 million, respectively. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

12.	Notes Payable

On June 30, 2006, we entered into a credit agreement with HSH Nordbank AG, New York Branch, for a temporary credit facility that we will use during our offering period to facilitate our acquisitions of properties in anticipation of the receipt of offering proceeds.  As of September 30, 2010 and December 31, 2009, we had net borrowings of approximately $15.7 million and $15.9 million, respectively, under the credit agreement.

On September 30, 2010, we amended the June 30, 2006 credit agreement with HSH Nordbank AG, New York Branch, which extended the credit facility maturity date to October 31, 2010. As a part of the amendment to the credit agreement we made a principal reduction payment of approximately $200,951. The other terms of the credit agreement remain in full force and effect. This credit agreement was further extended as of October 29, 2010 and November 12, 2010. Please refer to below and Note 15, Subsequent Event, for the extension entered on November 12, 2010.

The credit agreement with HSH Nordbank AG, New York Branch, is secured by real properties at a borrowing rate based on 30-day LIBOR plus a margin ranging from 115 to 135 basis points and requires payment of a usage premium of up to 15 basis points and an annual administrative fee.   We are entitled to prepay the borrowings under the credit facility at any time without penalty. The repayment of obligations under the credit agreement may be accelerated in the event of a default, as defined in the credit agreement. The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value.  As of September 30, 2010, we were in compliance with all financial covenants.  During the three months ended September 30, 2010 and 2009, we incurred $59,000 and $58,000 of interest expense, respectively, related to the credit agreement. During the nine months ended September 30, 2010 and 2009, we incurred $170,000 and $185,000 of interest expense, respectively, related to the credit agreement.

On November 13, 2007, we entered into a loan agreement with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, N.A to facilitate the acquisition of properties during our offering period.  Pursuant to the terms of the loan agreement, we may borrow $22.4 million at an interest rate of 140 basis points over 30-day LIBOR, secured by specified real estate properties.  The loan agreement had a maturity date of November 13, 2010, and may be prepaid without penalty. On October 22, 2010, we amended the loan agreement to extend the maturity date from November 13, 2010 to February 13, 2011.  The entire $22.4 million available under the terms of the loan was used to finance an acquisition of properties that closed on November 15, 2007.  During the three months ended September 30, 2010 and 2009, we incurred $68,000 and $96,000 of interest expense, respectively, related to the loan agreement. During the nine months ended September 30, 2010 and 2009, we incurred $202,000 and $300,000 of interest expense, respectively, related to the loan agreement. As of September 30, 2010 and December 31, 2009, we had net borrowings of approximately $15.9 million, under the credit agreement.

We anticipate repaying our existing debt obligations with cash on hand and the proceeds from (1) new credit facilities, (2) asset financing and/or (3) sale of real estate assets. We have extended the HSH Nordbank loan to November 30, 2010 and have received a term sheet from HSH Nordbank that will take the extension further out to September 30, 2011. We anticipate executing this extension on or before November 30, 2010 as well as making a principal paydown of $2.0 million. Please refer to Note 15, Subsequent Event. In addition, on October 22, 2010 we extended the Wells Fargo Bank loan maturity date from November 13, 2010 to February 13, 2011. Between now and February 13, 2011, we are implementing a plan that may include one or a combination of further extension of the loan refinancing, and or sale of real estate assets, or a combination of the both. Management believes that there is sufficient liquidity available to the Company to be able to meet all debt obligations and continue to fund ongoing operations over the next twelve months. However, given the continued weakness of the retail and credit markets, there can be no assurance that we can obtain such refinancing or additional capital on satisfactory terms, and we could be required to consider additional assets sales or less attractive sources of capital for refinancing.

In connection with our acquisition of Monroe North CommerCenter, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”).  Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica mortgage loan.  The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum.  During the three months ended September 30, 2010 and 2009, we incurred $102,000 and $105,000 of interest expense, respectively, related to this loan agreement.  During the nine months ended September 30, 2010 and 2009, we incurred $309,000 and $317,000 of interest expense, respectively, related to this loan agreement.  As of September 30, 2010 and December 31, 2009, we had net borrowings of approximately $6.9 million and $7.1 million, respectively, under the Loan Assumption Agreement.

The principal payments due on Monroe North CommerCenter mortgage loan for October 1, 2010 to December 31, 2010 and each of the subsequent years is as follows:

Year	Principal amount
October 1, 2010 to December 31, 2010	$49,000
2011	204,000
2012	217,000
2013	230,000
2014	6,234,000
$6,934,000

As of September 30, 2010 and December 31, 2009 we had incurred net financing costs totaling approximately $255,000 and $584,000, respectively.  These financing costs have been capitalized and are being amortized over the life of the agreements.  For the three months ended September 30, 2010 and 2009, $110,000 and $54,000, respectively, of deferred financing costs were amortized and included in interest expense in the condensed consolidated statements of operations.  For the nine months ended September 30, 2010 and 2009, $215,000 and $182,000, respectively, of deferred financing costs were amortized and included in interest expense in the condensed consolidated statements of operations. Consistent with our borrowing policies, during our offering period, we will borrow periodically to acquire properties and for working capital.  We will determine whether to use the proceeds of our offerings to repay amounts borrowed under the credit agreement and loan agreements depending on a number of factors, including the investments that are available to us for purchase at the time and the cost of the credit facility.  Following the closing of our offering period, we will endeavor to repay all amounts owing under the credit agreement and loan agreements or that are secured by our properties and which have not previously been paid.  To the extent sufficient proceeds from our offering are unavailable to repay the indebtedness secured by properties within a reasonable time following the closing of our offering period as determined by our board of directors, we may sell properties or raise equity capital to repay the secured debt, so that we will own our properties with no permanent acquisition financing.

13.	Commitments and Contingencies

In May 2008, we committed to fund up to $5.0 million to Servant Healthcare Investments LLC and Servant Investments LLC, two entities that are parties to an alliance agreement with the managing member of our Advisor.  On January 22, 2009, our board of directors increased our commitment to loan funds up to $10.0 million. On May 10, 2010, this commitment was reduced to $8.75 million. As of September 30, 2010, we had $375,000 remaining commitment to fund.

On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC, a Delaware limited liability company managed by Cornerstone Ventures Inc., an affiliate of our Advisor, in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community known as Sherburne Commons located on the exclusive island of Nantucket, MA.  As of September 30, 2010, we had fully funded the $8.0 million pursuant to this commitment.

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

14.	Business Combinations

On August 5, 2010, we completed the purchase of the 1830 Santa Fe property. The following summary provides the preliminary allocation of the assets acquired and liabilities assumed as of the dates of acquisition. We have accounted for all 2010 acquisitions as a business combination under U.S. GAAP. Under business combination accounting, the assets and liabilities of acquisitions were recorded as of the acquisition date, at their respective fair values, and consolidated in our condensed consolidated financial statements. The break-down of the purchase prices of our 2010 acquisitions are as follows:

	Nine Months Ended
	September 30,
	2010	2009
Land	$825,000	$—
Buildings & improvements	370,000	—
		—
Site improvements	36,000	—
Tenant improvements	29,000	—
In place lease value	21,000	—
Above market value	34,000	—
Real estate acquisition	$1,315,000	$—

Acquisition expenses	$39,000	$—

The following unaudited pro forma information for the three and nine months ended September 30, 2009 has been prepared to reflect the incremental effect of the acquisitions as if such transaction had occurred on January 1, 2009.  As this acquisition is assumed to have been made on January 1, 2009, the shares raised during our offering needed to purchase the property are assumed to have been sold and outstanding as of January 1, 2009 for purposes of calculating per share data.

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009

Revenues	$2,489,000	$2,687,000	$8,108,000	$8,506,000
Net loss attributable to common stockholders	$(565,000)	$(5,048,000)	$(442,000)	$(5,344,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.02)	$(0.22)	$(0.02)	$(0.25)

15.	Subsequent Event

Notes Payable – Wells Fargo Bank, National Association

On October 22, 2010, we amended our promissory note with Wells Fargo Bank, National Association, to extend the maturity date from November 13, 2010 to February 13, 2011. All other terms of the promissory note remain in full force and effect.

Notes Payable – HSH Nordbank, AG, New York Branch

On October 29, 2010 we amended our credit agreement with HSH Nordbank AG, New York Branch entered on June 30, 2006 to extend the maturity date of the loan to November 14, 2010. As a part of the amendment to the credit agreement we made a principal reduction payment of $200,000. On November 12, 2010, we further extended our credit agreement from November 14, 2010 to November 30, 2010. The other terms of the credit agreement remain in full force and effect.

Sale of Shares of Common Stock

As of November 5, 2010, we had raised approximately $167.1 million through the issuance of approximately 20.9 million shares of our common stock under our initial public offering and follow-on offering, excluding approximately 2.2 million shares that were issued pursuant to our distribution reinvestment plan and approximately 1.6 million shares issued in connection with the special 10% stock dividend related to our initial public offering, reduced by approximately 1.7 million shares redeemed pursuant to our stock repurchase program.

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

Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004.  At September 30, 2010, we owned 99.88% general partner interest in the Operating Partnership while the Advisor owned a0.12% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership.  Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, to serve as the dealer manager for our initial and follow-on public offerings.  PCC is responsible for marketing our shares currently being offered pursuant to the follow-on offering. We used the net proceeds from our initial public offering to invest primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  We intend to use the net proceeds from our follow-on offering to pay down temporary acquisition financing on our existing assets and to acquire additional real estate investments. As of September 30, 2010, we had raised approximately $167.1 million of gross proceeds from the sale of approximately 20.9 million shares of our common stock in our initial public offering and follow-on offering and had acquired thirteen properties.

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

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has also experienced deteriorating fundamentals across all major property types and most geographic markets. Tenant defaults have risen, while demand for commercial real estate space is contracting, resulting in a highly competitive leasing environment, downward pressure on both occupancy and rental rates, and an increase in leasing incentives. Mortgage delinquencies and defaults continue to trend upward, with many industry analysts predicting the continuation of significant credit defaults, foreclosures and principal losses.

From a financing perspective, the severe dislocations and liquidity disruptions in the credit markets have impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities market, formerly a significant source of liquidity and debt capital, was inactive during 2009 and early 2010 that had left a void in the market for long-term, affordable, fixed-rate debt. Though, recently there has been a gradual improvement in capital market conditions, including new issuance of commercial mortgage-backed securities debt. During that time the void in the commercial mortgage-backed securities debt market was partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards considerably, while simultaneously generally limiting lending to existing relationships with borrowers that invest in high quality assets in top tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage and mitigate the risk of overconcentration in certain borrowers.

The factors discussed above have translated into declining real estate values and a corresponding rise in required investment returns and capitalization rates. Overall transaction activity has slowly increased during the last three quarters as the gap between “ask” and “bid” has contracted; however, the volume is well below that of two years ago.

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

Based on this market outlook, we may limit capital expenditures over the remaining months of 2010 compared to prior years by focusing on capital expenditures that preserve our properties value. However, if we experience an increase in vacancies, we may incur costs to re-lease properties and pay leasing commissions.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC other than as described under Note 2 to the accompanying condensed financial statements.

Results of Operations

As of September 30, 2010, we owned thirteen properties.  These properties were acquired from June of 2006 through August 2010.

Three months ended September 30, 2010 and 2009

Rental revenues decreased to $1.7 million for the third quarter of 2010 from $1.9 million for the third quarter of 2009. The decrease is primarily due to lower occupancy rates, lower lease rental rates and longer lease up periods for vacant units as a result of the current economic environment partially offset by termination payments from former tenants.

Tenant reimbursement and other income increased to $493,000 for the third quarter 2010 from $468,000 for the third quarter 2009. The increase is primarily due to reimbursements based on estimated 2010 property taxes. Tenant reimbursements are reconciled to reimbursable expenses prior to year-end and any adjustment will be reflected in the fourth quarter.

Interest income from notes receivable increased to $336,000 for the third quarter of 2010 from $309,000 for the third quarter of 2009, primarily due to higher average outstanding note balances in 2010 compared to 2009.

Property operating and maintenance expense decreased to $0.8 million for the third quarter of 2010 from $1.0 million for the third quarter of 2009. The decrease is primarily due to lower bad debt expense resulting from recovery of prior year delinquencies, as well as lower legal fees associated with tenant turnover and lower property taxes.

General and administrative expense increased to $0.6 million for the third quarter of 2010 from $0.4 million for the third quarter of 2009. The increase is primarily due to higher costs for operational, management, financial and administrative services provided by the Advisor and increased accounting and audit fees, legal fees and board of director expenses, partially offset by a decrease in other professional and Sarbanes-Oxley related consulting fees.

Asset management fees decreased to $368,000 for the third quarter of 2010 from $381,000 compared to the third quarter of 2009 primarily due the repayment of the $14.0 million related party note receivable during the first quarter of 2009, partially offset by the property acquired during the third quarter of 2010.

Real estate acquisition costs increased to $30,000 for the third quarter of 2010 from $28,000 for the third quarter of 2009.  The increase is due to higher costs related to the purchase of the 1830 Santa Fe property acquired during the third quarter, offset by lower acquisition fee reimbursement to the Advisor due to the lower amount of equity raised.

Depreciation and amortization decreased to $0.9 million for the third quarter of 2010 from $1.0 million for the third quarter of 2009.  The decrease is due to prior year acceleration of in-place lease amortization due to early lease terminations and prior year end real estate impairment resulting in a lower depreciation cost basis.

Interest expense was comparable for the third quarter of 2010 and 2009.

Nine months ended September 30, 2010 and 2009

Rental revenues decreased to $5.5 million for the nine months ended September 30, 2010 from $6.0 million for the comparable period of 2009. The decrease is primarily due to lower occupancy rates, lower lease rental rates and longer lease up periods for vacant units as a result of the current economic environment partially offset by termination payments from former tenants.

Tenant reimbursement and other income were comparable for the third quarter of 2010 and 2009.

Interest income from notes receivable increased to $1.1 million for the nine months ended September 30, 2010 from $1.0 million for the comparable period of 2009, primarily due to higher average outstanding note balances in 2010 compared to 2009.

Property operating and maintenance expenses decreased to $2.2 million for the nine months ended September 30, 2010 from $2.7 million for the comparable period of 2009. The decrease is primarily due to lower bad debt expense in 2010 resulting from recovery of prior year delinquencies and lower legal expenses associated with tenant turnover.

General and administrative expenses increased to $1.7 million in the nine months ended September 30, 2010 from $1.2 million for the comparable period of 2009.  The increase is primarily due to higher costs for operational, management, financial and administrative services provided by the Advisor and increased accounting and audit fees, legal fees and board of director expenses, partially offset by a decrease in other professional and Sarbanes-Oxley related consulting fees.

Asset management fees were comparable for the third quarter of 2010 and 2009.

Real estate acquisition costs decreased to $58,000 in the nine months ended September 30, 2010 from $360,000 for the comparable period of 2009.  The decrease is due to a reduction in the amount of equity raised in our public offering, resulting in reduced acquisition fee reimbursement to the Advisor, partially offset by an increase related to the purchase of the 1830 Santa Fe property.

Depreciation and amortization decreased to $2.6 million from $2.8 million from the comparable period primarily due to prior year acceleration of in-place lease amortization due to early lease terminations and prior year end real estate impairment resulting in a lower depreciation cost basis.

Interest expense decreased to $0.9 million from $1.0 million for the comparable period of 2009 primarily due to a lower principal debt balance on our credit agreement with Wells Fargo Bank and an impairment of notes receivable taken during the third quarter of 2009.

Liquidity and Capital Resources

We expect our primary uses of cash to include payment of operating expenses, debt repayment, including principal and interest, capital improvements, tenant allowance, leasing commissions and cash distributions.  Our primary sources of cash are rental revenues and tenant reimbursements and other income. To the extent cash flow from operations is not enough to satisfy debt obligations and that we are not able to refinance or obtain new financing, we may have to raise cash by selling one or more properties.

On January 6, 2006, we commenced an initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on June 1, 2009. On June 10, 2009, we commenced a follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale pursuant to a primary offering and 21,100,000 shares for sale pursuant to our dividend reinvestment plan. As of September 30, 2010, a total of approximately 20.9 million shares of our common stock had been sold in our combined offerings for aggregate gross proceeds of approximately $167.1 million. During the three month period ended September 30, 2010 we sold 7,500 shares in our follow-on offering for gross proceeds of$60,000. Our board of directors is currently evaluating strategic alternatives for our follow-on offering, but we do not expect our follow-on offering to be a material source of capital until such evaluation is completed.

As of September 30, 2010, we had approximately $7.7 million in cash and cash equivalents on hand.

We anticipate repaying our existing debt obligations with cash on hand and the proceeds from (1) new credit facilities, (2) asset financing and/or (3) sale of real estate assets. We have extended the HSH Nordbank loan to November 30, 2010 and have received a term sheet from HSH Nordbank that will take the extension further out to September 30, 2011. We anticipate executing this extension on or before November 30, 2010 as well as making a principal paydown of $2.0 million. In addition, on October 22, 2010 we extended the Wells Fargo Bank loan maturity date from November 13, 2010 to February 13, 2011. Between now and February 13, 2011, we are implementing a plan that may include one or a combination of further extension of the loan refinancing, and or sale of real estate assets. Management believes that there is sufficient liquidity available to the Company to be able to meet all debt obligations and continue to fund ongoing operations over the next twelve months. However, given the continued weakness of the retail and credit markets, there can be no assurance that we can obtain such refinancing or additional capital on satisfactory terms, and we could be required to consider additional assets sales or less attractive sources of capital for refinancing.

Until proceeds from our offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow. For the three and nine months ended September 30, 2010, cash distributions to stockholders were paid from a combination of cash flow from operations and net proceeds raised from our offerings.

Distributions paid to stockholders for the three months ended September 30, 2010 were approximately $2.8 million. Of this amount, approximately $1.5 million was reinvested through our dividend reinvestment plan and approximately $1.3 million was paid in cash to stockholders. Of the total cash distributions paid for the three months ended September 30, 2010, 77% was funded from cash flow from operations and 23% of the total cash amount distributed was funded from proceeds from our offerings. Distributions paid for the nine months ended September 30, 2010 were approximately $8.2 million. Of this amount, approximately $4.4 million was reinvested through our dividend reinvestment plan and approximately $3.8 million was paid in cash to stockholders. Of the total cash distributions paid for the nine months ended September 30, 2010, 67.9% was funded from cash flow from operations and 32.1% of the total cash amount distributed was funded from proceeds from our offerings.

As of September 30, 2010, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.5 million, including approximately $0.1 million of organizational costs that was expensed and approximately $5.4 million of offering costs which reduce net proceeds of our offerings. Of this amount, $4.5 million reduced the net proceeds of our initial public offering and $1.0 million reduced the net proceeds of our follow-on offering.

In no event will we have any obligation to reimburse the Advisor for these costs totaling in excess of 3.5% of the gross proceeds from our initial public offering and our follow-on public offering. As of September 30, 2010, we had reimbursed to the Advisor a total of $4.5 million for our initial public offering and $1.0 million for our follow-on offering.

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

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. Therefore, we use modified funds from operations (“MFFO”), which excludes from FFO acquisition expenses to further evaluate our operating performance. We believe that MFFO, like those already included in FFO, are helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. In evaluating investments in real estate, management differentiates costs to acquire the investment from the operations derived from the investment; therefore, based on these economic considerations management believes that by excluding acquisition expenses in its evaluation of our operating performance MFFO provides information that is consistent with management’s analysis of the investing and operating performance of our properties.  We believe that MFFO reflects the overall operating performance of our real estate portfolio, which is not immediately apparent from reported net loss under GAAP. As such, we believe MFFO, in addition to net loss and cash flows from operating activities, each as defined by GAAP, is a meaningful supplemental performance measure and provides our investors useful information to evaluate our ongoing operating performance consistent with management’s analysis of the same.

MFFO should not be considered as an alternative to net income (loss) or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Additionally, please note the following limitation associated with the use of MFFO as compared to net income (loss):

•
MFFO excludes real estate acquisition expenses.  Although these amounts reduce net income, we exclude them from MFFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

Our calculations of FFO and MFFO for the three and nine months ended September 30, 2010 and 2009 are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(569,000)	$(5,068,000)	$(442,000)	$(5,339,000)
Adjustments:
Net loss attributable to noncontrolling interest	—	(5,000)	—	(5,000)
Real estate assets depreciation and amortization	924,000	989,000	2,574,000	2,786,000
Funds from operations (FFO) (1)	$355,000	$(4,074,000)	$2,132,000	$(2,548,000)

Adjustments:
Real estate acquisition costs	30,000	28,000	58,000	360,000
Modified funds from operations (MFFO) (1)	$385,000	$(4,046,000)	$2,190,000	$(2,188,000)

Weighted average common shares outstanding	22,880,212	22,584,321	22,917,097	21,583,192

Modified funds from operation per weighted average common shares outstanding	$0.02	$(0.18)	$0.10	$(0.10)

(1)	Reported amounts are attributable to our common stockholders

In addition, FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from these measures, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Our directors have authorized distributions to our stockholders at an annualized rate of 6.0% based on an $8.00 per share purchase price. Some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us or reimbursements of expenses from the Advisor and proceeds from loans including those secured by our assets.  Given the uncertainty arising from numerous factors, including both the raising and investing of capital in the current financing environment, ultimate FFO and MFFO performance cannot be predicted with certainty.  Currently, a portion of our distributions are being paid from capital in anticipation of future cash flow from our investments. Until we are able to generate operating cash flow sufficient to fully fund distributions to stockholders, we intend to continue to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, reducing the amount of funds that would otherwise be available for investment.

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations	FFO	MFFO
First quarter 2009	$1,020,000	$1,464,000	$2,484,000	$1,090,000	$706,000	$878,000
Second quarter 2009	$1,124,000	$1,524,000	$2,648,000	$733,000	$819,000	$979,000
Third quarter 2009	$1,181,000	$1,554,000	$2,735,000	$1,126,000	$(4,074,000)	$(4,046,000)

First quarter 2010	$1,221,000	$1,490,000	$2,711,000	$1,103,000	$844,000	$850,000
Second quarter 2010	$1,256,000	$1,468,000	$2,724,000	$461,000	$933,000	$955,000
Third quarter 2010	$1,323,000	$1,448,000	$2,771,000	$1,003,000	$355,000	$385,000

 Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2010, specifically our obligations under long-term debt agreements and notes receivable:
	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$38,539,000	$31,806,000	$440,000	$6,293,000	$-
Interest expense related to long term debt (2)	$1,713,000	$521,000	$769,000	$423,000	$-
Note receivable (3)	$375,000	$375,000	$-	$-	$-

(1) This represents the sum of a credit agreement with HSH Nordbank, AG and loan agreements with Wells Fargo Bank and Transamerica Life Insurance Company.

 (2) Interest expense related to the credit agreement with HSH Nordbank, AG and loan agreement with Wells Fargo Bank are calculated based on the loan balances outstanding at September 30, 2010, one month LIBOR at September 30, 2010 plus appropriate margin ranging from 1.15% and 1.40%.  Interest expense related to loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum.

(3) We have committed to funding $8.75 million to entities that are parties to an alliance with the managing member of the Advisor.  As of September 30, 2010, we had funded approximately $8.4 million of this commitment.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by its nature, are subject to interest rate fluctuations.  However, we believe that the primary market risk to which we will be exposed is interest rate risk relating to our credit facilities.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate loans receivable unless such instruments mature or are otherwise terminated. Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments.

As of September 30, 2010, we had borrowed approximately $31.6 million under our variable rate credit facility and loan agreement.  An increase in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders.  Based on the debt outstanding as of September 30, 2010, a 1% change in interest rates would result in a change in interest expense of approximately $316,000 per year.

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

Until we are able to generate operating cash flow sufficient to fully fund distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. The distributions paid for the four quarters ended September 30, 2010 were approximately $11.0 million.  Of this amount approximately $6.0 million was reinvested through our dividend reinvestment plan and approximately $5.0 million was paid in cash to stockholders. For the four quarters ended September 30, 2010 cash flow from operations and FFO were approximately $2.5 million and approximately $0.2 million, respectively.  Accordingly, during the four quarters ended September 30, 2010, total distributions paid in cash exceeded cash flow from operations and FFO for the same period. We used offering proceeds to pay cash distributions in excess of cash flow from operations during the three quarters ended September 30, 2010.

We may not be able to refinance, extend or repay our substantial indebtedness, which could have a materially adverse affect on our business, financial condition and results of operations

As of September 30, 2010, we had an aggregate consolidated indebtedness outstanding of $38.5 million (Note 12) which are secured by our properties.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a ) We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-Q.

(b) Not applicable

(c) During the three months ended September 30, 2010, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)(2)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program

July 2010	13,750	$8.00	$-
August 2010	-	$-	$-
September 2010	-	$-	$-
13,750

(1)
As long as our common stock is not listed on a national securities exchange or traded on an over –the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased.

(2)	As of June 30, 2010, we had met the threshold of available distribution reinvestment plan proceeds, accordingly, we do not expect to make further ordinary redemptions for the remainder of 2010.

Pursuant to our charter, on or prior to September 21, 2012, our board of directors will take action to provide enhanced liquidity for our stockholders. Among the various plans that our board of directors will consider is a modification to our stock repurchase program to increase the number of shares that can be redeemed under the program during a given period. The implementation of any plan to increase liquidity will be at the board’s discretion.

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

4.3	Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010)

10.1	Amendment No. 5 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of September 2, 2010

10.2	Amendment No. 6 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of September 30, 2010

10.3	Amendment No. 7 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of October 29, 2010

10.4	Amendment No. 8 to Credit Agreement with HSH Nordbank AG, New York Branch dated November 12, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of November, 2010.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Terry G. Roussel
Terry G. Roussel, Chief Executive Officer

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)