Form 10-K
period 2010-12-31
Cornerstone Core Properties REIT, Inc.
filed 2011-03-16
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
As of June 30, 2010 (the last business day of the registrant’s second fiscal quarter), there were 22,810,701 shares of common stock held by non-affiliates of the registrant having an aggregate market value of $169,426,930.
As of March 16, 2011, there were approximately 23,027,235 shares of common stock of Cornerstone Core Properties REIT, Inc. outstanding. The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2011, into Part III of this Form 10-K to the extent stated herein.

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
ITEM 1. BUSINESS
Our Company
Cornerstone Core Properties REIT, Inc., a Maryland corporation, was formed on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate. We have qualified, and intend to continue to qualify, as a real estate investment trust (“REIT”) for federal tax purposes.
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
From our formation through the end of the year ended December 31, 2005, our activities consisted solely of organizational activities including preparing for and launching our initial public offering. On January 6, 2006, we commenced an initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan. On November 25, 2008, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering. Pursuant to the registration statement, as amended, we registered up to 56,250,000 shares of common stock in a primary offering for $8.00 per share, with discounts available to certain categories of purchasers. We also registered approximately 21,250,000 shares pursuant to our dividend reinvestment plan at a purchase price equal to $7.60 per share. We stopped making offers under our initial public offering on June 1, 2009 upon raising gross offering proceeds of approximately $172.7 million from the sale of approximately 21.7 million shares, including shares sold under the distribution reinvestment plan. On June 10, 2009, the Securities and Exchange Commission (“SEC”) declared our follow-on offering effective and we commenced our follow-on offering. The initial public offering and follow-on offering are collectively referred to as the “offerings”. We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of our advisor, to serve as the dealer manager for the offerings. PCC is responsible for marketing our shares being offered pursuant to the offerings.
On November 23, 2010 we informed our investors of several decisions made by the board of directors for the health of our REIT.

The Offering. Effective November 23, 2010, we stopped making and accepting offers to purchase shares of our stock while our board of directors evaluates strategic alternatives to maximize value.
Suspension of Distribution Reinvestment Plan. Our offerings included a distribution reinvestment plan under which our stockholders could elect to have all or a portion of their distributions reinvested in additional shares of our common stock. Consistent with the above decision with respect to the offerings, we suspended our distribution reinvestment plan effective on December 14, 2010. All distributions paid after December 14, 2010 have been and will be made in cash.
Distributions. Our board of directors has resolved to lower our distributions to a current annualized rate of $0.08 per share (1% based on a share price of $8.00) from the current annualized rate of $0.48 per share (6% based on a share price of $8.00), effective December 1, 2010. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.
Stock Repurchase Plan. After careful consideration of the proceeds that will be available from our distribution reinvestment plan in 2010, and an assessment of our expected capital expenditures, tenant improvement costs and other costs and obligations related to our investments, our board of directors concluded that we will not have sufficient funds available to us to prudently fund any redemptions during 2011. Accordingly, our board of directors approved an amendment to our stock repurchase program to suspend redemptions under the program, effective December 31, 2010. We can make no assurances as to when redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time based in part on our cash and debt position.
As of December 31, 2010, approximately 20.9 million shares of our common stock had been sold in our initial and follow-on public offering for aggregate gross proceeds of approximately $167.1 million. This excludes shares issued under our distribution reinvestment plan.
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
The implementation of one or more of these plans will be at the discretion of our board of directors based upon its consideration of the best interests of our stockholders. Prior to September 21, 2012, we believe that we will most likely seek stockholder approval of an amendment to extend the timing for implementing a liquidity plan. If the stockholders do not approve this amendment, we will likely modify our stock repurchase program to increase the number of shares that we can redeem under the program as described above. However, even if we do modify our stock repurchase program, there is no guarantee that it will provide liquidity for our stockholders. Our offering proceeds may not be sufficient to fund the increased repurchases under the stock repurchase program, and we may be unable to sell our properties for a gain or at all.

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
Acquisition Activity
At December 31, 2010, we owned thirteen properties. These properties were acquired from June 2006 through August 2010. All of these properties are consolidated into our accompanying consolidated financial statements and included in the properties summary as provided under “Item 2 Properties” referenced below.
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
Available Information
Information about us is available on our website (http://www.crefunds.com). We make available, free of charge, on our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. These materials are also available at no cost in print to any person who requests it by contacting our Investor Services Department at 1920 Main Street, Suite 400, Irvine, California 92614; telephone (877) 805-3333. Our filings with the SEC are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Room 1580,Washington D.C. Please call the SEC at (800) SEC-0330 for further information about the public reference rooms.
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
Disruptions in the capital markets during the past several years have constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and consequent reductions in property values. Furthermore, the current state of the economy and the implications of future potential weakening may negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio. The current downturn has impacted and may continue to impact our tenants’ ability to pay base rent, percentage rent or other charges due to us.

Liquidity in the global credit market has been significantly contracted by market disruptions, making it costly to finance acquisitions, obtain new lines of credit or refinance existing debt, when debt financing is available at all.
The occurrence of these events could have the following negative effects on us:
•	the values of our investments in commercial properties could further decrease below the amounts we paid for the investments;

•	revenues from our properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible receivables;

•	our capital expenditures may increase due to re-leasing costs and commissions; and

•	we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms.
These factors could further impair our ability to make distributions to stockholders and decrease the value of investments in us.
Financial markets are still recovering from a period of disruption and recession, and we are unable to predict if and when the economy will stabilize or improve.
The financial markets are still recovering from a recession, which created volatile market conditions, resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets showed signs of stabilizing during 2010, it remains unclear when the economy will fully recover to pre-recession levels. Continued economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants and could impact the ability of our tenants to pay rent to us.
Our limited operating history makes it difficult for you to evaluate us. In addition we have incurred losses in the past and may continue to incur losses.
We have acquired thirteen properties as of the date of this report and generated limited income, cash flow, funds from operations or funds from which to make distributions to our shareholders. In addition, we have incurred substantial losses since our inception and we may continue to incur losses.
Because there is no public trading market for our stock it will be difficult for stockholders to sell their stock. Further, we do not expect to have funds available for redemptions during 2011 and are uncertain when and on what terms we will be able to resume ordinary redemptions. If stockholders are able to sell their stock, they will likely sell it at a substantial discount.
There is no current public market for our stock and there is no assurance that a public market will ever develop for our stock. Our charter contains restrictions on the ownership and transfer of our stock, and these restrictions may inhibit our stockholders’ ability to sell their stock. Our charter prevents any one person from owning more than 9.8% in number of shares or value, whichever is more restrictive, of the outstanding shares of any class or series of our stock unless exempted by our board of directors. Our charter also limits our stockholders’ ability to transfer their stock to prospective stockholders unless (i) they meet suitability standards regarding income or net worth, and (ii) the transfer complies with minimum purchase requirements. We have adopted a stock repurchase program. However, our board of directors has recently suspended redemptions under the program, effective December 31, 2010. If and when redemptions resume under our stock repurchase program, it is limited in terms of the number of shares of stock which may be redeemed annually and may also be limited, suspended or terminated at any time. We have no obligations to purchase our stockholders’ stock if redemption would violate restrictions on cash distributions under Maryland law.
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
If the suspension of our follow-on offering and our distribution reinvestment plan continue and/or we do not raise substantial funds in our public offerings, we will be limited in the number and type of investments we may make, and the value of investments in us will fluctuate with the performance of the specific properties we acquire.
We suspended our follow-on offering and our distribution reinvestment plan in the fourth quarter of 2010. We are uncertain when and on what terms we will be able to resume the sale of shares under our follow-on offering or the reinvestment of distributions under the distribution reinvestment plan. If we are unable to resume sales and reinvestment of distributions, we will have raised substantially less than the maximum offering amount, will be dependent on the cash flows from our existing properties and as a result will make fewer new investments. If we do resume sales under our follow-on offering, our offerings are made on a “best efforts” basis and no individual, firm or corporation has agreed to purchase any of our stock. The amount of proceeds we raise in our public offerings may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we raise substantially less than the maximum offering amount, either due to the suspension of the offering or other factors, we will make fewer investments resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. In that case, the likelihood that any single property’s performance would materially reduce our overall profitability will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. In addition, any inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our net income and the distributions we make to stockholders would be reduced.
We may not generate sufficient cash for distributions. The cash distributions our stockholders receive may be less frequent or lower in amount than expected.
If the rental revenues from the properties we own do not exceed our operational expenses, we may reduce or cease cash distributions until such time as we sell a property. Effective December 1, 2010, our distributions were reduced to a current annualized rate of $0.08 per share. We currently expect to make distributions to our stockholders monthly, but may make distributions quarterly or not at all. All expenses we incur in our operations, including payment of interest to temporarily finance properties acquisitions, are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot determine with certainty how long it may take to generate sufficient available cash flow to fully support distributions to our stockholders. We may borrow funds, return capital or sell assets to make distributions. In the past, we have paid distributions from the proceeds of our offerings.

If we are unable to resume sales of shares under our follow-on offering or the reinvestment of distributions under the distribution reinvestment plan, we will have less funds available to cover distributions to our stockholders, which will continue until we generate operating cash flow sufficient to support distributions to stockholders. As a result, we may need to reduce or cease cash distributions to stockholders. With limited prior operations, we cannot predict the amount of distributions our stockholders may receive. We may be unable to maintain cash distributions or increase distributions over time and may need to cease cash distributions.
We have, and may in the future, pay distributions from sources other than cash provided from operations.
Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. The distributions paid for the four quarters ended December 31, 2010 were approximately $11.0 million. Of this amount approximately $5.4 million was reinvested through our dividend reinvestment plan and approximately $5.6 million was paid in cash to stockholders. For the four quarters ended December 31, 2010 cash flow from operations and funds from operations (“FFO”) were approximately $2.3 million and $0.3 million, respectively. Accordingly, for the four quarters ended December 31, 2010, total distributions exceeded cash flow from operations and FFO for the same period. We used offering proceeds to pay cash distributions in excess of cash flow from operations during the four quarters ended December 31, 2010.
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
Our advisor and its affiliates will receive substantial fees from us that are partially tied to the performance of our investments. These fees could influence our advisor’s advice to us, as well as the judgment of the affiliates of our advisor who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:
•	property acquisitions from other advisor-sponsored programs, which might entitle our advisor to disposition fees and possible success-based sale fees in connection with its services for the seller;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle our advisor to a success-based listing fee but could also adversely affect its sales efforts for other programs if the price at which our stock trades is lower than the price at which we offered stock to the public; and

•	whether and when we seek to sell the company or its assets, which sale could entitle our advisor to success-based fees but could also adversely affect its sales efforts for other programs if the sales price for the company or its assets resulted in proceeds less than the amount needed to preserve our stockholders’ capital.
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
We are dependent on Cornerstone Realty Advisors to manage our operations and our portfolio of real estate assets. Our advisor has limited operating history and it will depend upon the fees and other compensation that it will receive from us in connection with the purchase, management and sale of our properties to conduct its operations. To date, the fees we pay to our advisor have been inadequate to cover its operating expenses. To cover its operational shortfalls, our advisor has relied on cash raised in private offerings of its sole member as well as private offerings of an affiliate that has made loans to our advisor’s sole member. Of these private offerings, the only one that is ongoing is the private offering of the affiliate that has made loans to our advisor’s sole member. A FINRA inquiry concluded in December 2009, which relates to such private offerings, could adversely affect the success of such private offerings or future private capital-raising efforts. If our advisor is unable to secure additional capital, it may become unable to meet its obligations and we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of our stockholders’ investments in us. Furthermore, to the extent that our advisor is unable to raise adequate funds to support our organization and offering activities, our ability to raise money in our follow-on offering could be adversely affected. If we sell fewer shares in our follow-on offering, we may be unable to acquire a diversified portfolio of properties, our operating expenses may be a larger percentage of our revenue and our net income may be lower.
We are dependent on our affiliated dealer manager to raise funds in our follow-on public offering. Events that prevent our dealer manager from serving in that capacity would jeopardize the success of our offering and could reduce the value of our stockholders’ investments in us.
The success of our follow-on public offering depends to a large degree on the capital-raising efforts of our affiliated dealer manager. If we were unable to raise significant capital in our offering, our general and administrative costs would be likely to continue to represent a larger portion of our revenues than would otherwise be the case, which would likely adversely affect the value of our stockholders’ investments in us. In addition, lower offering proceeds would limit the diversification of our portfolio, which would cause the value of investments in us to be more dependent on the performance of any one of our properties. Therefore, the value of our stockholders’ investments in us could depend on the success of our offering.
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
Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks of an investment in us.
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
Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to our stockholders.
Stockholders cannot currently, and may not in the future be able to sell their stock under our stock repurchase program.
Our board of directors has amended our stock repurchase program to suspend redemptions under the program, effective December 31, 2010. Our board of directors may amend our stock repurchase program to suspend repurchases or amend other terms without stockholder approval. Our board is also free to terminate the program at any time upon 30 days written notice to our stockholders. In addition, the stock repurchase program includes numerous restrictions that would limit our stockholders ability to sell stock.
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
The success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. In the event of tenant default or bankruptcy, or lease terminations or expiration, we may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to stockholders and the value of our stockholders’ investment in us to decline.
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
Real estate market conditions at the time we decide to dispose of a property may be unfavorable which could reduce the price we receive for a property and lower the return on our stockholders’ investment in us.
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
These events might subject us to liabilities in excess of those contemplated and thus reduce our stockholders’ investment returns. If we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture.
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

Delays in restructuring or liquidating non-performing mortgage loans could reduce the return on our stockholders’ investment.
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
We used temporary acquisition financing to acquire nine of the thirteen properties we own as of December 31, 2010. We may continue to use temporary acquisition financing to acquire additional properties. This will enable us to acquire properties before we have raised offering proceeds for the entire purchase price. We plan to use subsequently raised offering proceeds to pay off the temporary acquisition financing.
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
Liquidity in the global credit markets has been significantly contracted by market disruptions during the past several years, making it costly to obtain new debt financing, when debt financing is available at all. To the extent that market conditions prevent us from obtaining temporary acquisition financing on financially attractive terms, our ability to make suitable investments in commercial real estate could be delayed or limited. If we are unable to invest the proceeds from this offering in suitable real estate investments for an extended period of time, distributions to our stockholders may be suspended and may be lower and the value of investments in our shares could be reduced.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2010, our portfolio consists of thirteen properties which were approximately 70.26% leased. The following table provides summary information regarding our properties.

						December 31,
			Square	Purchase		2010
Property	Location	Date Purchased	Footage	Price	Debt	% Leased
2111 South Industrial Park	North Tempe, AZ	June 1, 2006	26,800	$1,975,000	$—	65.67%
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—	100.00%
15172 Goldenwest Circle	Westminster, CA	December 1, 2006	102,200	11,200,000	2,328,000	0.00	%(1)
20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	3,876,000	74.23%
Mack Deer Valley	Phoenix, AZ	January 21, 2007	180,985	23,150,000	3,188,000	100.00%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	26.07%
Pinnacle Park Business Center	Phoenix, AZ	October 2, 2007	159,661	20,050,000	3,753,000	100.00%
Orlando Small Bay Portfolio
Carter	Winter Garden, FL	November 15, 2007	49,125			58.02%
Goldenrod	Orlando, FL	November 15, 2007	78,646			61.82%
Hanging Moss	Orlando, FL	November 15, 2007	94,200			93.63%
Monroe South	Sanford, FL	November 15, 2007	172,500			60.70%
Orlando Small Bay Portfolio			394,471	37,128,000	15,860,000	68.45%

Monroe North Commerce Center	Sanford, FL	April 17, 2008	181,348	14,275,000	6,869,000	63.61%

1830 Santa Fe	Santa Ana, CA	August 5, 2010	12,200	1,315,000	—	100.0%

			1,245,039	$135,593,000	$35,874,000	70.26%

(1)	On September 27, 2010, the United States Bankruptcy Court for the District of Delaware granted the motion of debtor Universal Building Products, the parent company of the single tenant occupying 15172 Goldenwest Circle, to set aside the tenant’s lease of 15172 Goldenwest Circle. Rental income from this tenant represents 6.76% of total revenue for the year ended December 31, 2010. The tenant vacated the property on October 1, 2010 and we have engaged an experienced broker to re-lease the property.
Historical Occupancy
The following table sets forth annualized occupancy rates for our material properties for the past five years (or such shorter period for which information is available):

	Annualized Percent Leased (%)
Property	2010	2009	2008	2007	2006
15172 Goldenwest Circle	75	100	100	100	100
20100 Western Avenue	74	63	100	95	100
Mack Deer Valley	100	80	80	99	44	(2)
Pinnacle Park Business Center	100	100	99	96	53	(2)
Orlando Small Bay Portfolio	71	77	94	97	—	(1)
Monroe North Commerce Center	47	82	100	98	—	(1)

(1)	Pre-acquisition leasing information not available.

(2)	These projects completed construction and were put in operation during third quarter of 2006. Accordingly, these numbers represent the leasing-up period for these projects.
Historical Annualized Average Rents
The following table sets forth average effective annualized rent per square foot for our material properties for the past five years (or such shorter period for which information is available):

	Average Effective Annualized Rent per Square Foot (3)
Property	2010	2009	2008	2007	2006
15172 Goldenwest Circle	$7.49	$8.10	$7.29	$7.56	$7.10
20100 Western Avenue	$10.21	$10.16	$11.41	$11.35	$11.26
Mack Deer Valley	$7.93	$8.87	$8.73	$7.75	$3.74	(2)
Pinnacle Park Business Center	$7.00	$6.78	$7.65	$8.24	$1.43	(2)
Orlando Small Bay Portfolio	$7.27	$7.71	$7.59	$7.35	$—	(1)
Monroe North Commerce Center	$7.64	$6.83	$5.83	$5.87	$—	(1)

(1)	Pre-acquisition leasing information not available.

(2)	These projects completed construction and were put in operation during third quarter of 2006. Accordingly, these numbers represent the lease-up period for these projects.

(3)	Average effective annualized rent per square foot is calculated by dividing annual rental revenues by sum of quarterly occupied square footage.
Portfolio Lease Expirations
The following table sets forth lease expiration information for each of the ten years following December 31, 2010:

					Percent of
			Approx.		Total	Percent of
			Amount of	Base Rent	Leasable	Total
	No. of		Expiring	of Expiring	Area	Annual Base
Year Ending	Leases		Leases	Leases	Expiring	Rent Expiring
December 31	Expiring		(Sq. Feet)	(Annual $)	(%)	(%)
Month to Month	3		6,775	28,000	0.5%	0.4%
2011	56	(1)	366,007	2,702,000	29.4%	41.3%
2012	19		185,605	1,365,000	14.9%	20.9%
2013	26		210,150	1,485,000	16.9%	22.7%
2014	12		128,048	563,000	10.3%	8.6%
2015	4		24,904	183,000	2.0%	2.8%
2016	3		38,094	217,000	3.1%	3.3%
2017	—		—	—	—%	—%
2018	—		—	—	—%	—%
2019	—		—	—	—%	—%
2020	—		—	—	—%	—%

	123		$959,583	$6,543,000	77.1%	100.0%

(1)	Although a majority of the leases expire within the next twelve months, historically, we have experienced a greater than 54% renewal rate with existing tenants. Renewal terms typically range from 1 to 3 years.

Real Estate-Related Investment
As of December 31, 2010 and 2009, we had invested in one real estate loan receivable, the Sherburne Commons Mortgage Loan:

				Book Value	Book Value
Loan Name				as of	as of
Location of Related	Date		Payment	December 31,	December 31,	Rate	Annual	Maturity
Property or Collateral	Originated	Loan Type	Type	2010	2009	Type	Interest Rate	Date
Sherburne Commons Mortgage Loan Nantucket, Massachusetts	12/14/2009	1st Mortgage	Interest Only	$8,000,000	$6,911,000	Fixed	8.0%	1/1/2015
ITEM 3. LEGAL PROCEEDINGS
From time to time in the ordinary course of business, we may become subject to legal proceeding, claims, or disputes. As of the date hereof, we are not a party to any pending legal proceedings.
ITEM 4. REMOVED AND RESERVED
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
During the period covered by this report, there was no established public trading market for our shares of common stock. In order for Financial Industry Regulatory Authority (“FINRA”) members to participate in the offering and sale of shares of common stock pursuant to our ongoing public offerings, we are required to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our shares. For these purposes, the deemed value of a share of our common stock is $8.00 per share as of December 31, 2010 (ignoring purchase price discounts for certain categories of purchasers). However, this estimated value is likely to be higher than the price at which you could resell your shares because (1) our public offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares as well as the recent reduction in the demand for real estate as a result of the recent credit market disruptions and economic slowdown. We expect to continue to use the most recent public offering price for a share of our common stock as the estimated per share value reported in our annual reports on Form 10-K until 18 months have passed since the last sale of a share of common stock in a public offering, excluding public offerings conducted on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan, or the redemption of interests in our operating partnership. After the 18-month period described above, we expect the estimated share values reported in our annual reports will be based on estimates of the values of our assets net of our liabilities. We do not currently anticipate that our advisor will obtain new or updated appraisals for our properties in connection with such estimates, and accordingly, these estimated share values should not be viewed as estimates of the amount of net proceeds that would result from a sale of our properties at that time. We expect that any estimates of the value of our properties will be performed by our advisor; however, our board of directors could direct our advisor to engage one or more third-party valuation firms in connection with such estimates.
Stock Repurchase Program
Our board of directors has adopted a stock repurchase program that enables our stockholders to sell their stock to us in limited circumstances. Our board of directors may amend, suspend or terminate the program at any time upon thirty days prior notice to our stockholders.

On November 23, 2010, our board of directors concluded that we would not have sufficient funds available to us to fund any redemption during 2011. Accordingly, our board of directors approved an amendment to our stock repurchase agreement to suspend redemptions under the program effective December 31, 2010. We can make no assurance as to when and on what terms redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time based in part on our cash and debt position.
The terms of our stock repurchase program provide that, as long as our common stock is not listed on a national securities exchange, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed. At that time, we may, subject to the conditions and limitations described below, redeem the shares of stock presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. Currently, the amount that we may pay to redeem stock will be the redemption price set forth in the following table which is based upon the number of years the stock is held:

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
During the twelve months ended December 31, 2010, we redeemed shares pursuant to our stock repurchase program as follows:

			Approximate Dollar Value of Shares
	Total Number of	Average Price Paid	Available That May Yet Be
Period	Shares Redeemed(1)	per Share	Redeemed Under the Program (1)
January	249,146	$7.46	$6,057,000
February	100,999	$7.63	$4,198,000
March	159,479	$7.76	$2,190,000
April	161,356	$7.82	$928,000
May	123,562	$7.64	$—
June (1)	39,822	$7.98	$—
July	13,750	$8.00	$—
August	—	$—	$—
September	—	$—	$—
October	5,225	$7.98	$—
November	25,228	$7.98	$—
December	16,348	$7.96	$—

	894,915

(1)	In May 2010, stock repurchases equaled the funds available for repurchase in 2010, accordingly, we made no further ordinary redemptions (other than redemptions due to death of a stockholder) for the remainder of 2010. On November 23, 2010 our board of directors approved an amendment to our stock repurchase program to suspend any redemptions, include redemptions due to death of a stockholder, under the program, effective December 31, 2010.
Stockholders
As of March 15, 2011, we had approximately 23.0 million shares of common stock outstanding held by approximately 4,825 stockholders of record.
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
During the years ended December 31, 2010 and 2009, we paid distributions, including any distributions reinvested, aggregating approximately $11.0 million and $10.5 million, respectively to our stockholders. The following table shows the distributions paid based on daily record dates for each day during the period from January 1, 2009 through December 31, 2010, aggregated by quarter as follows:

					Cash flows from
	Distribution Declared (1)			Funds from	operating
Period	Cash	Reinvested	Total	Operations	activities
First quarter 2009	$1,020,000	$1,464,000	$2,484,000	$706,000	$1,090,000
Second quarter 2009	1,125,000	1,523,000	2,648,000	819,000	733,000
Third quarter 2009 (2)	1,181,000	1,554,000	2,735,000	(4,074,000)	1,126,000
Fourth quarter 2009 (3)	1,231,000	1,546,000	2,777,000	(1,913,000)	(61,000)

	$4,557,000	$6,087,000	$10,644,000	$(4,462,000)	$2,888,000

First quarter 2010	$1,221,000	$1,490,000	$2,711,000	$844,000	$1,103,000
Second quarter 2010	1,256,000	1,468,000	2,724,000	933,000	461,000
Third quarter 2010	1,323,000	1,448,000	2,771,000	355,000	1,003,000
Fourth quarter 2010 (4)	1,524,000	481,000	2,005,000	(1,857,000)	(265,000)

	$5,324,000	$4,887,000	$10,211,000	$275,000	$2,302,000

(1)	100% and 95.07% of the distributions declared during 2010 and 2009 represented a return of capital for federal income tax purposes, respectively.

(2)	Funds from operations includes note receivable impairment reserve charge of approximately $4.6 million.

(3)	Funds from operations includes real estate impairment reserve charge of approximately $2.4 million.

(4)	Funds from operations includes real estate impairment reserve charge of approximately $2.0 million.
The declaration of distributions is at the discretion of our board of directors and our board will determine the amount of distributions on a regular basis. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deem relevant. On November 23, 2010, our board of directors resolved to lower our distributions to a current annualized rate of $0.08 per share (1% based on a share price of $8.00) from the current annualized rate of $0.48 per share (6% based on a share price of $8.00), effective December 1, 2010. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.
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
Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. Therefore, we use modified funds from operations (“MFFO”), which excludes from FFO acquisition expenses, reversal of amortization of above/below rent, non-cash amounts related to straight line rent, impairments of real estate assets and impairment of note receivable to further evaluate our operating performance. We compute MFFO in accordance with the definition suggested by the Investment Program Association (the “IPA”), the trade association for direct investment programs (including non-listed REITs). However, certain adjustments included in the IPA’s definition are not applicable to us and are therefore not included in the foregoing definition.
We believe that MFFO is a helpful measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of our operating performance. As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following considerations:
•	Real estate acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. These acquisition costs have been funded from the proceeds of our initial public offering and other financing sources and not from operations. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. Real estate acquisition expenses include those paid to our advisor and to third parties.

•	Adjustments for amortization of above or below market rent. Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of lease assets diminishes predictably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the operating performance of our real estate.

•	Adjustments for straight line rents. Under GAAP, rental income recognition can be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the economic impact of our lease terms and presents results in a manner more consistent with management’s analysis of our operating performance.

•	Impairment charges. Impairment charges relate to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and the specific performance of the holding, which may not be directly attributable to our current operating performance. As these losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated losses. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to the sustainability of rental rates, occupancy and other core operating fundamentals.
FFO or MFFO should not be considered as an alternative to net income (loss) nor as an indication of our liquidity. Nor is either indicative of funds available to fund our cash needs, including our ability to make distributions. Both FFO and MFFO should be reviewed along with other GAAP measurements. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.
We believe that MFFO is helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes.
Our calculations of FFO and MFFO for each of the last three years are presented below:

	Year Ended December 31,
	2010 (1)	2009 (2)	2008
Net loss	$(3,133,000)	$(8,111,000)	$(1,452,000)

Adjustments:
Net (loss) income attributable to noncontrolling interest	(2,000)	(8,000)	3,000
Real estate assets depreciation and amortization	3,406,000	3,641,000	3,575,000

Funds from operations (FFO)	$275,000	$(4,462,000)	$2,120,000

Adjustments:
Real estate acquisition costs	$52,000	$430,000	$—
Reverse amortization of above/below market rent	39,000	37,000	656,000
Straight line rent	39,000	(65,000)	(330,000)
Impairment of real estate assets	2,020,000	2,360,000	—
Impairment of note receivable	—	4,626,000	—

Modified funds from operations (MFFO)	$2,425,000	$2,926,000	$2,446,000

Weighted average shares	22,921,142	21,806,219	14,241,215

FFO per weighted average shares	$0.01	$(0.20)	$0.15
MFFO per weighted average shares	$0.11	$0.13	$0.17

(1)	During the fourth quarter of 2010, we recorded an impairment of real estate of approximately $2.0 million.

(2)	During the third quarter of 2009, we recorded a note receivable impairment reserve of approximately $4.6 million and during the fourth quarter of 2009, we recorded an impairment of real estate of approximately $2.4 million.
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
Our registration statement (SEC File No. 333-121238) for our initial public offering of up to 44,400,000 shares of our common stock at $8.00 per share and up to 11,000,000 additional shares at $7.60 per share pursuant to our distribution reinvestment plan was declared effective on September 22, 2005. The aggregate offering amount of the shares registered for sale in our initial public offering, assuming the maximum number of shares were sold was $438.8 million. The offering commenced on January 6, 2006 and was terminated June 1, 2009 prior to the sale of all shares registered.
As of the termination of the offering on June 1, 2009, excluding issuance of approximately 1.2 million shares under our distribution reinvestment plan, we had sold approximately 20.5 million shares of common stock in our initial public offering, raising gross offering proceeds of approximately $163.7 million. From this amount, we incurred approximately $16.2 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $3.3 million in acquisition fees payable to the advisor. We have used approximately $102.5 million of the net offering proceeds to acquire properties and reduce notes payable balance as of December 31, 2010. As of December 31, 2010, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $4.5 million, including approximately $0.1 million of organizational costs that have been expensed, and approximately $4.4 million related to offering costs which reduce net proceeds of our initial public offering.
Follow-on Public Offering
Our registration statement (SEC File No. 333-155640) for our follow-on public offering of up to 56,250,000 shares of our common stock at $8.00 per share and up to 21,100,000 additional shares at $7.60 per share pursuant to our distribution reinvestment plan was declared effective on June 10, 2009. We also retained PCC to conduct our follow-on public offering on a best-efforts basis. The aggregate offering amount of the shares registered for sale in our follow-on public offering is $610.4 million. The offering commenced on June 10, 2009 and has not terminated. Effective November 23, 2010 we stopped accepting offers to purchase shares of our offering while our board of directors evaluates strategic alternatives to maximize investor’s value.
As of December 31, 2010, excluding issuance of approximately 1.1 million shares under our distribution reinvestment plan, we had sold approximately 0.4 million shares of common stock in our follow-on offering, raising gross offering proceeds of approximately $3.4 million. From this amount, we incurred approximately $0.3 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $67,000 in acquisition fees payable to the advisor. As of December 31, 2010, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $1.1 million which reduce net proceeds of our follow-on public offering, provided, however, we will have no obligation to reimburse of advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds of our follow-on offering at the conclusion of the offering.
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

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$138,997,000	$157,252,000	$165,104,000	$129,922,000	$50,012,000
Investments in real estate, net	$123,261,000	$127,079,000	$132,955,000	$120,994,000	$36,057,000
Notes payable	$35,874,000	$38,884,000	$45,626,000	$65,699,000	$20,180,000
Stockholders’ equity	$100,853,000	$115,024,000	$116,333,000	$60,248,000	$26,719,000

	Year Ended December 31,
	2010	2009	2008	2007	2006
Operating Data:
Revenues	$10,298,000	$11,130,000	$10,793,000	$5,865,000	$404,000
Property operating and maintenance	$2,803,000	$3,368,000	$3,111,000	$1,332,000	$102,000
General and administrative expense	$2,163,000	$1,608,000	$1,421,000	$2,359,000	$1,294,000
Asset management fees and expenses	$1,654,000	$1,822,000	$1,328,000	$707,000	$38,000
Provisions for impairment	$2,020,000	$6,986,000	$—	$—	$—
Net loss attributable to common stockholders	$(3,131,000)	$(8,103,000)	$(1,455,000)	$(2,601,000)	$(1,306,000)
Noncontrolling interest	$(2,000)	$(8,000)	$3,000	$(3,000)	$(11,000)
Basic and diluted net loss per common share attributable to common stockholders (1)	$(0.14)	$(0.37)	$(0.10)	$(0.37)	$(1.44)
Distributions declared	$10,211,000	$10,644,000	$7,269,000	$3,196,000	$586,000
Distributions per common share	$0.45	$0.48	$0.47	$0.43	$0.40
Weighted average number of shares outstanding (1):
Basic and diluted	22,921,142	21,806,219	14,241,215	7,070,155	909,860

Other Data:
Cash flows provided by (used in) operating activities	$2,302,000	$2,888,000	$2,541,000	$(1,156,000)	$(139,000)
Cash flows used in investing activities	$(3,740,000)	$(10,708,000)	$(11,973,000)	$(84,799,000)	$(37,447,000)
Cash flows (used in) provided by financing activities	$(15,221,000)	$212,000	$29,065,000	$81,562,000	$48,510,000

(1)	Net loss per share is based upon the weighted average number of shares of common stock outstanding. All per share computations have been adjusted to reflect the common stock dividends for all periods presented.
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
On November 23, 2010, management informed investors of several decisions made by our board of directors. The first decision was to stop making or accepting offers to purchase our shares while our board of directors evaluated strategic alternatives to maximize our investor’s value. The second decision was to suspend our Distribution Reinvestment Plan. All distributions paid after December 14, 2010 will be in cash. The third decision was to lower our distributions to an annualized rate of $0.08 per share from the annualized rate of $0.48 per share. This decision was made to preserve capital that may be needed for capital improvements, debt repayment or other corporate purposes. The fourth decision was to suspend redemptions under the Stock Repurchase Plan, which resulted in our board of directors approving an amendment to our stock repurchase program effective December 31, 2010.
We used the net proceeds from our initial public offering to invest primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States. We intend to use the net proceeds from our follow-on offering to acquire additional real estate investments and pay down temporary acquisition financing on our existing asset.
As of December 31, 2010, we had raised approximately $167.1 million of gross proceeds from the sale of approximately 20.9 million shares of our common stock in our initial public offering and follow-on offering and had acquired thirteen properties.
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
Market Outlook — Real Estate and Real Estate Finance Markets
During 2010, significant and widespread concerns about credit risk and access to capital experienced during 2009 began to subside. Concerns of a double-dip recession have diminished as a number of economic indicators have improved. Increased trade volume in 2010 spurred increased leasing activity in many west coast industrial markets. However, if economic uncertainty persists, we may continue to experience significant vacancies or be required to reduce rental rates on occupied space.
Despite recent positive economic indicators, both the national and most global economies have experienced continued volatility throughout 2010. These conditions, combined with stagnant business activity and low consumer confidence, have resulted in a challenging operating environment.
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
Until market conditions are more stable, we may limit capital expenditures during 2011 compared to prior years by focusing on those capital expenditures that preserve value. However, if we experience an increase in vacancies, we may incur costs to re-lease properties and pay leasing commissions.
Results of Operations
As of December 31, 2010, we owned thirteen properties. These properties were acquired from June of 2006 through August 2010. During 2010, we owned twelve properties for a full year and one property for four months. During 2009, we owned twelve properties for the full year, and during 2008, we owned eleven properties for a full year, and one for eight and one-half months. Accordingly, the results of our operations for the years ended December 31, 2010, 2009 and 2008 are for the most part comparable.
In January 2009, we made a $14.0 million mortgage loan to Caruth Haven L.P, a wholly-owned subsidiary of Cornerstone Healthcare Plus REIT, Inc., sponsored by affiliates of our sponsor. The loan was to mature on January 21, 2010. On December 16, 2009, Caruth Haven L.P. fully repaid the loan.
On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC, a Delaware limited liability company managed by Cornerstone Ventures Inc., an affiliate of our advisor, in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community known as Sherburne Commons located on the island of Nantucket, MA. The loan matures on January 1, 2015, with no option to extend and bears interest at a fixed rate of 8.0% for the term of the loan. Interest will be paid monthly with principal due at maturity. In addition, under the terms of the loan, we are entitled to receive additional interest in the form of a 40% participation in the “shared appreciation” of the property, which is calculated based on the net sales proceeds if the property is sold, or the property’s appraised value, less ordinary disposition costs, if the property has not been sold by the time the loan matures. Prepayment of the loan is not permitted without our consent and the loan is not assumable.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Rental revenue, tenant reimbursements and other income decreased to approximately $8.9 million for the year ended December 31, 2010 from approximately $9.8 million for the year ended December 31, 2009. The decrease is due to a lower overall occupancy rate of 70.3% for the year ended December 31, 2010 as compared to 81.6% for the year ended December 31, 2009, lower average lease rental rates and longer lease up periods for vacant units as a result of the current economic environment partially offset by approximately $44,000 of revenue from the acquisition of the Santa Fe property in the third quarter of 2010.
Interest income from note receivable increased to $1.4 million for the year ended December 31, 2010 from $1.3 million for the year ended December 31, 2009. The increase was largely due to Servant Healthcare Investments, LLC’s and Nantucket Acquisition, LLC’s 2010 advances of $1.1 million each resulting in a higher average outstanding balance compared to 2009. This translated to an incremental interest income increase of $0.1 million and $0.6 million, respectively. Further favorably impacting 2010 is the incremental interest income collected for the Servant Investments, LLC loan of $0.3 million offset by the absence of the Caruth Haven, L.P. loan interest income of $0.8 million and a lower loan fee amortization of $0.1 million.
Property operating and maintenance costs decreased to approximately $2.8 million for the year ended December 31, 2010 from approximately $3.4 million for the year ended December 31, 2009. The decrease is primarily due to a $0.4 million decrease in bad debt expense and collection costs, largely due to settlements collected from former tenants, and a $0.1 million decrease in property taxes as a result of property tax appeals, partially offset by a $30,000 increase in costs associated with property tax appeals.
Real estate acquisition costs decreased to less than $0.1 million for the year ended December 31, 2010 from $0.4 million for the year ended December 31, 2009 largely as a result of lower acquisition fee reimbursement to the advisor due to lower amounts of equity raised.
Depreciation and amortization decreased to approximately $3.4 million for the year ended December 31, 2010 from approximately $3.6 million for the year ended December 31, 2009, largely as a result of property impairments recorded during 2009.
General and administrative expenses increased to approximately $2.2 million for the year ended December 31, 2010 from approximately $1.6 million for the year ended December 31, 2009. The increase is primarily due to advisor cost reimbursements associated with executive management, accounting and finance and investor relations services provided in 2010 and higher audit, tax, legal fees and other professional fees.
Asset management fees and expenses decreased to approximately $1.7 million for the year ended December 31, 2010 from approximately $1.8 million for the year ended December 31, 2009. The decrease is due to a one-time charge related to real estate management fees recorded in the fourth quarter of 2009.
A note receivable impairment reserve of approximately $4.6 million was recorded for the year ended December 31, 2009 and is included in the provisions for impairment of our consolidated statements of operations. There was no comparable reserve adjustment required in 2010. The 2009 impairment was based on our evaluation of collectability that involves judgment, estimates and a review of the borrower’s business models and their future operations. Changes in the economic environment and market conditions have delayed the planned business initiatives of the borrower, and we concluded that collectability cannot be reasonably assured.
Impairment of real estate decreased to approximately $2.0 million for the year ended December 31, 2010 from $2.4 million for the year ended December 31, 2009. The impairment charge represents adjustments to reflect the decline in the market value of our real estate properties, based on current occupancy and rental rates. In 2010 we recorded impairment charges at two properties totaling $2.0 million while in 2009 we recorded one charge totaling $2.4 million.
Interest income is comparable to the prior year.
Interest expense decreased to approximately $1.3 million for the year ended December 31, 2010 from approximately $1.4 million for the year ended December 31, 2009. The decrease is primarily due to 2009 principal debt reduction of $6.6 million during the fourth quarter of 2009 on our Wells Fargo loan partially offset by loan fees paid in connection with the extension of our credit agreement with HSH Nordbank credit facility.
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
General and administrative expenses increased to approximately $1.6 million for the year ended December 31, 2009 from approximately $1.4 million for the year ended December 31, 2008. The increase is primarily due to higher professional fees, reimbursement of operating costs to the advisor related to the services on our behalf, and a one-time abandoned project refund received in 2008.
Asset management fees increased to approximately $1.8 million for the year ended December 31, 2009 from approximately $1.3 million for the year ended December 31, 2008. The increase is due to higher average assets under management in 2009.
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
Liquidity and Capital Resources
On November 23, 2010, our board of directors made a decision to stop making or accepting offers to purchase shares of our stock in our follow-on offering while they evaluate strategic alternatives to maximize values and preserve the capital of our stockholders. During this time, we expect the primary sources of cash to be rental revenues, tenant reimbursements and interest income. We also expect our primary uses of cash to be for the (1) repayment of notes payable principal, (2) payment of tenant improvements and leasing commissions, (3) operating expenses, (4) interest expense on any outstanding indebtedness, and (5) cash distributions. To the extent cash flow from operations is not enough to satisfy debt obligations and we are not able to refinance or obtain new financing, we may have to raise cash by selling one or more properties.
On January 6, 2006, we commenced an initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on June 1, 2009. On June 10, 2009, we commenced a follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale pursuant to a primary offering and 21,100,000 shares for sale pursuant to our dividend reinvestment plan. As of December 31, 2010, a total of approximately 20.9 million shares of our common stock had been sold in our combined offerings for aggregate gross proceeds of approximately $167.1 million. As of December 31, 2010, we sold 0.4 million shares in our follow-on offering for gross proceeds of approximately $3.4 million. Our board of directors is currently evaluating strategic alternatives for our follow-on offering, but we do not expect our follow-on offering to be a material source of capital until such evaluation is completed.

As of December 31, 2010, we had approximately $2.0 million in cash and cash equivalents on hand.
Short Term Liquidity Requirements
In addition to the capital requirements for recurring capital expenditures, tenant improvements and leasing commissions, we may have to incur expenditures for renovation of our properties such as increasing the size of the properties by developing additional rentable square feet and or making the space more appealing to potential industrial tenants.
On September 27, 2010, the United States Bankruptcy Court for the District of Delaware granted the motion of debtor Universal Building Products, the parent company of the single tenant occupying 15172 Goldenwest Circle, to set aside the tenant’s lease of 15172 Goldenwest Circle. Rental income from this tenant represented 6.76% of total revenue for the twelve months ended December 31, 2010. The tenant vacated the property on October 1, 2010 and we have engaged an experienced broker to re-lease the property.
Credit Facilities
We have total debt obligations of $29.0 million that mature in May and September of 2011. Of this amount, $13.1 million is outstanding on a credit facility with HSH Nordbank and $15.9 million is outstanding on a credit facility with Wells Fargo Bank. We are pursuing options for restructuring this debt and other repayment alternatives, including asset sales, sourcing additional equity capital and obtaining new financing that will reposition the assets. We expect to repay HSH Nordbank loan upon maturity with proceeds from a sale of real estate or refinancing of assets. We have extended the Wells Fargo Bank loan maturity date from November 13, 2010 to May 13, 2011 in two successive three-month extensions. During the extension, we are working with the lender to implement a plan that may include one or a combination of further extension of the loan, paying down a portion of the principal, sale of real estate assets and or pledging additional properties as collateral in lieu of paying down any portion of the principal.
However, there can be no assurance that we will be successful in executing such restructuring or repayment to allow us to meet our debt obligations during the twelve months ending December 31, 2011. If we are unable to obtain alternative financing or sell properties in order to repay the debt, this could result in the lenders foreclosing on properties. Based on the various options available to us and ongoing discussions with its lenders, management believes that we will be able to meet or successfully restructure our debt obligations.
Distributions
Our board of directors resolved to lower our distributions to a current annualized rate of $0.08 per share (1% based on a share price of $8.00) from the current annualized rate of $0.48 per share (6% based on a share price of $8.00), effective December 1, 2010. We expect to pay these distributions from cash flow from operations. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.
For the twelve months ended December 31, 2010, cash distributions to stockholders were paid from a combination of cash flow from operations and net proceeds raised from our offerings.
Distributions paid to stockholders for the twelve months ended December 31, 2010 were approximately $11.0 million. Of this amount, approximately $5.4 million was reinvested through our dividend reinvestment plan and approximately $5.6 million was paid in cash to stockholders. Of the total cash distributions paid for the twelve months ended December 31, 2010, 41.2% was funded from cash flow from operations and 58.8% of the total cash amount distributed was funded from proceeds from our offerings.
Organization and offering costs
As of December 31, 2010, our advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.6 million, including approximately $0.1 million of organizational costs that was expensed and approximately $5.5 million of offering costs which reduce net proceeds of our offerings. Of this amount, $4.5 million reduced the net proceeds of our initial public offering and $1.1 million reduced the net proceeds of our follow-on offering.
In no event will we have any obligation to reimburse the advisor for these costs totaling in excess of 3.5% of the gross proceeds from our initial public offering and our follow-on public offering at the conclusion of the offerings. As of December 31, 2010, we had reimbursed to our advisor a total of $4.5 million for our initial public offering and $1.1 million for our follow-on offering.
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
Other than the financial market conditions discussed above and market conditions discussed above under the caption “Market Outlook—Real Estate and Real Estate Finance Markets,” we are not aware of any material trends or uncertainties, favorable or unfavorable, affecting real estate generally, which we anticipate may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.
Election as a REIT
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for the year ended December 31, 2006. Under the Internal Revenue Code of 1986, we are not subject to federal income tax on income that we distribute to our stockholders. REITs are subject to numerous organizational and operational requirements in order to avoid taxation as a regular corporation, including a requirement that they generally distribute at least 90% of their annual ordinary taxable income to their stockholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Our failure to qualify as a REIT could result in us having a significant liability for taxes.
Other Liquidity Needs
Property Acquisitions
Our ability to purchase properties in the next twelve months is dependent on our ability to raise additional equity capital or sell existing properties and our ability to obtain debt financing if required. We expect to have expenditures for capital improvements, tenant improvements and lease commissions in the next twelve months, however, those amounts cannot be estimated at this time and we cannot assure that we will have sufficient funds to make capital expenditures at all.
Debt Service Requirements
HSH Nordbank AG
We amended our credit agreement with HSH Nordbank AG, New York Branch in September, October and November 2010 extending the credit facility maturity date from September 20, 2010 to September 30, 2011. As a part of these amendments, we made a principal reduction payment of approximately $2.8 million and paid extension fees of $130,000. We may not draw additional funds under this credit agreement. The other terms of the credit agreement remain in full force and effect. We made a $200,000 principal reduction payment in 2010 and will make additional principal reduction payments ranging from $200,000 to $250,000 between January 1, 2011 and September 30, 2011. In addition, the amendment to the credit agreement requires us to use commercially reasonable efforts to pay off the outstanding principal balance of the loan with proceeds from refinancing with an unaffiliated lender or from the sale of one or more of our properties in one or more arm’s length all-cash transactions. The borrowing rate is based on 30-day LIBOR plus a margin ranging from 350 to 375 basis points. The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value. As of December 31, 2010, we were in compliance with all these financial covenants. As of December 31, 2010 and December 31, 2009, the outstanding principal amount of our obligations under the credit agreement was approximately $13.1 million and $15.9 million, respectively.

Wells Fargo Bank, National Association
On November 13, 2007, we entered into a loan agreement with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, N.A to facilitate the acquisition of properties during our offering period. Pursuant to the terms of the loan agreement, we may borrow $22.4 million at an interest rate of 140 basis points over 30-day LIBOR, secured by specified real estate properties. The loan agreement had a maturity date of November 13, 2010, and may be prepaid without penalty. On October 22, 2010, we amended the loan agreement to extend the maturity date from November 13, 2010 to February 13, 2011. Effective February 13, 2011, the lender further extended the loan to May 13, 2011. During this three month extension, we intend to work with the lender in implementing a plan that may include one or a combination of further extension of the loan refinancing, paying down a portion of the principal and or sale of real estate assets. The entire $22.4 million available under the terms of the loan was used to finance an acquisition of properties that closed on November 15, 2007. This loan agreement contains various reporting covenants including providing periodic balance sheet, statements of income and expenses of borrower and each guarantor, statement of income and expenses and changes in financial position of each secured property and cash flow statements of borrower and each guarantor. As of December 31, 2010, we were in compliance with all these reporting covenants. As of December 31, 2010 and December 31, 2009, we had net borrowings of approximately $15.9 million and $15.9 million, respectively, under the loan agreement.
Transamerica Life Insurance Company
In connection with our acquisition of Monroe North CommerCenter, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”). Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica mortgage loan. The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum. This Loan Assumption Agreement contains various reporting covenants including annual income statement, rent roll, operating budget and narrative summary of leasing prospects for vacant spaces. As of December 31, 2010, we were in compliance with all these reporting covenants. As of December 31, 2010 and 2009, we have an outstanding balance of approximately $6.9 million and $7.1 million, respectively, under this loan agreement. The monthly payment on this loan is approximately $50,369.
Contractual Obligations
The following table reflects our contractual obligations as December 31, 2010:

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Notes payable (1)	$35,874,000	$29,193,000	$6,681,000	$—	$—
Interest expense related to long term debt (2)	$1,879,000	$786,000	$1,093,000	$—	$—

(1)	This represents the sum of a credit agreement with HSH Nordbank, AG and loan agreements with Wells Fargo Bank National Association and Transamerica Life Insurance Company.

(2)	Interest expenses related to the credit agreement with HSH Nordbank, AG and loan agreement with Wells Fargo National Association are calculated based on the loan balances outstanding at December 31, 2010, one month LIBOR at December 31, 2010 plus appropriate margin ranging from 1.40% and 3.75%. Interest expense related to loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum.
Off-Balance Sheet Arrangements
There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Inflation
Although the real estate market has not been affected significantly by inflation in the recent years due to the relatively low inflation rate, we expect that the majority of our tenant leases will include provisions that would protect us to some extent from the impact of inflation. Where possible, our leases will include provisions for rent escalations and partial reimbursement to us of expenses. Our ability to include provisions in the leases that protect us against inflation is subject to competitive conditions that vary from market to market.

Subsequent Event
Effective February 13, 2011, the term of our loan from Wells Fargo Bank, National Association was extended to May 13, 2011. During this three month extension, we intend to work with the lender in implementing a plan that may include one or a combination of further extension of the loan refinancing, paying down a portion of the principal and or sale of real estate assets.
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
Acquired above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our consolidated statements of operations. Our policy is to consider any bargain periods in its calculation of fair value of below-market leases and to amortize its below-market leases over the remaining non-cancelable lease term plus any bargain renewal periods in accordance with FASB ASC 840-20-20, as determined by the Company’s management at the time it acquires real property with an in-place lease. The renewal option rates for our acquired leases do not include any fixed rate options and, instead, contain renewal options that are based on fair value terms at the time of renewal. Accordingly, no fixed rate renewal options were included in the fair value of below-market leases acquired and the amortization period is based on the acquired non-cancelable lease term. Should a significant tenant terminate their lease, the unamortized portion of intangible assets or liabilities is charged to revenue.
Impairment of Real Estate Assets
Rental properties, properties undergoing development and redevelopment, land held for development and intangibles are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360, “Accounting for the Impairment or Disposal of Long-lived Assets”, we assessed whether there has been an impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our portfolio is evaluated for impairment on a property-by-property basis. Indicators of potential impairment include the following:
•	Change in strategy resulting in a decreased holding period;

•	Decreased occupancy levels;

•	Deterioration of the rental market as evidenced by rent decreases over numerous quarters;

•	Properties adjacent to or located in the same submarket as those with recent impairment issues;

•	Significant decrease in market price; and/or

•	Tenant financial problems.

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
During 2010 we recorded impairment charges related to two of our investments in real estate totaling approximately $2.0 million. During 2009 we recorded impairment charge related to one of our investments in real estate totaling approximately $2.4 million. The impairments were primarily driven by reduced estimates of net operating income, primarily due to the impact of declines in the industrial rental market and credit conditions of certain tenants, which when combined with increases in the capitalization rates assumptions, resulted in the decreases in values of such properties.
The assessment as to whether our investments in real estate are impaired is highly subjective. The calculations, which are primarily based on discounted cash flow analyses, involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.
Fair Value Measurement
FASB ASC 820-10, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. The adoption of ASC 820-10 did not have a material impact on our financial statements since we do not record our financial assets and liabilities in our financial statements at fair value. We adopted ASC 820-10 with respect to our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of ASC 820-10 with respect to our non-financial assets and liabilities did not have a material impact on our financial statements.
Fair value represents the estimate of the proceeds to be received, or paid in the case of a liability, in a current transaction between willing parties. ASC 820 establishes a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Inputs are either observable or unobservable in the marketplace. Observable inputs are based on market data from independent sources and unobservable inputs reflect the reporting entity’s assumptions about market participant assumptions used to value an asset or liability. Level 1 includes quoted prices in active markets for identical instruments. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations using observable market information for significant inputs. Level 3 includes valuation techniques where one or more significant inputs are unobservable. Financial instruments are classified according to the lowest level input that is significant to their valuation. A financial instrument that has a significant unobservable input along with significant observable inputs may still be classified Level 3.
Certain assets and liabilities were measured at fair value on a nonrecurring basis. This category included the impairment of real estate. During 2010 and 2009, we recorded impairment charges to reduce certain investments in real estate assets to estimated fair value. The fair values of investment in real estate included inputs based on management’s estimate of net operating income, expected occupancy changes, expected rental rates, capitalization rates and discount rates based on available market information using a discounted cash flow analysis with a ten year hold period. Because one or more of significant inputs are unobservable, the fair values of investment in real estate are classified as Level 3.
The following table summarizes the two properties that were measured at fair value on a nonrecurring basis as of December 31, 2010:

Quoted
		Prices			Total	Total
		in Active			Losses	Losses
		Markets	Significant		Three	for the
		for	Other	Significant	Months	Year
	Total Fair	Identical	Observable	Unobservable	Ended	Ended
	Value	Assets	Inputs	Inputs	December	December
	Measurement	(Level 1)	(Level 2)	(Level 3)	31, 2010	31, 2010
2111 South Industrial Park	$1,139,000	$—	$—	$1,139,000	$(770,000)	$(770,000)
Shoemaker Industrial Buildings	$1,074,000	$—	$—	$1,074,000	$(1,250,000)	$(1,250,000)

The following table summarizes the one property that was measured at fair value on a nonrecurring basis as of December 31, 2009:

Quoted
		Prices			Total	Total
		in Active			Losses	Losses
		Markets	Significant		Three	for the
		for	Other	Significant	Months	Year
	Total Fair	Identical	Observable	Unobservable	Ended	Ended
	Value	Assets	Inputs	Inputs	December	December
	Measurement	(Level 1)	(Level 2)	(Level 3)	31, 2009	31, 2009
Marathon Center	$1,972,000	$—	$—	$1,972,000	$(2,360,000)	$(2,360,000)
Revenue Recognition and Valuation of Receivables
Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease. Since our leases may provide for free rent, lease incentives or rental increases at specified intervals, we are required to straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. Accordingly, our management is required to determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. Management will review unbilled rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable.
Income Taxes
We have elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT, beginning with our taxable year ended December 31, 2006, and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT in subsequent tax years for federal income tax purposes. 100% of the distributions declared during 2010 represented a return of capital for federal income tax purposes. 95.07% of the distributions declared during 2009 represented a return of capital for federal income tax purposes.
Notes Receivable
In May 2008, we agreed to loan up to $10.0 million at a rate of 10% per year to two real estate operating companies, Servant Investments, LLC and Servant Healthcare Investments, LLC (collectively, “Servant”). In May 2010, the loan commitments were reduced to $8.75 million. The loans mature on May 19, 2013. Servant is party to an alliance with the managing member of our Advisor.
On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future. For the year ended December 31, 2009, we recorded an impairment of $4.6 million on the note receivable.
The following table reconciles notes receivable from January 1, 2008 to December 31, 2010:

	2010	2009	2008
Balance at January 1,	$2,875,000	$3,875,000	$—
Additions:
Additions to note receivable	1,125,000	3,626,000	3,875,000
Deductions:
Note receivable repayments	—	—	—
Note receivable impairments	—	(4,626,000)	—

Balance at December 31,	$4,000,000	$2,875,000	$3,875,000

Notes Receivable from Related Parties
On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that is a wholly-owned subsidiary of Cornerstone Healthcare Plus REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor. The loan was to mature on January 21, 2010 subject to the borrower’s right to repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty. On December 16, 2009, Caruth Haven L.P. repaid the full loan amount.
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
On a quarterly basis, we evaluate the collectability of our notes receivable from related parties. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future operations. For the years ended December 31, 2010, 2009 and 2008, we did not record any impairment on note receivable from related party.
The following table reconciles notes receivable from related parties from January 1, 2008 to December 31, 2010:

	2010	2009	2008
Balance at January 1,	$6,911,000	$—	$—
Addition:
Additions to note receivable from related parties	1,089,000	20,911,000	—
Deductions:
Repayments of note receivable from related parties	—	(14,000,000)	—

Balance at December 31,	$8,000,000	$6,911,000	$—

Uncertain Tax Positions
In accordance with the requirements of ASC 740-10, “Income Taxes”, favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income. A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor which, if met, expressly prevents the Internal Revenue Service from asserting the prohibited transaction test. As we have not had any sales of properties to date, the prohibited transaction tax is not applicable. We have no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the consolidated results of operations.
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
As of December 31, 2010, we had borrowed approximately $29.0 million under our variable rate credit facility and loan agreement. An increase in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders. Based on the debt outstanding as of December 31, 2010, a 1% change in interest rates would result in a change in interest expense of approximately $290,000 per year.
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
Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting as of December 31, 2010.
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include an attestation report of our independent registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of Section 404 (b) of the Sarbanes-Oxley Act.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2011.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2011.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2011.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2011.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2011.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Equity for the Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008
Notes to Financial Statements
(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts
Schedule III — Real Estate and Accumulated Depreciation
Schedule IV — Mortgage Loan and Real Estate
(3) Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Cornerstone Core Properties REIT, Inc.
     We have audited the accompanying consolidated balance sheets of Cornerstone Core Properties REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2010. Our audit also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cornerstone Core Properties REIT, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
As discussed in Note 10 to the financial statements, the Company continues to pursue options for restructuring debt obligations totaling $29,005,000 scheduled to mature in the next twelve months. Management’s plans with respect to this are also in Note 10.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 16, 2011

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$2,014,000	$18,673,000
Investments in real estate
Land	38,680,000	38,604,000
Buildings and improvements, net	84,119,000	87,671,000
Intangible lease assets, net	462,000	804,000

	123,261,000	127,079,000
Notes receivable, net	4,000,000	2,875,000
Notes receivable from related parties	8,000,000	6,911,000
Deferred costs and deposits	33,000	29,000
Deferred financing costs, net	271,000	174,000
Tenant and other receivables, net	748,000	863,000
Other assets, net	670,000	648,000

Total assets	$138,997,000	$157,252,000

LIABILITIES AND EQUITY

Liabilities:
Notes payable	$35,874,000	$38,884,000
Accounts payable and accrued liabilities	925,000	698,000
Payable to related parties	11,000	347,000
Prepaid rent, security deposits and deferred revenue	933,000	1,010,000
Intangible lease liabilities, net	127,000	217,000
Distributions payable	157,000	941,000

Total liabilities	38,027,000	42,097,000

Commitments and contingencies (Note 11)

Equity:
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,074,381 and 23,114,201 shares issued and outstanding at December 31, 2010 and 2009, respectively	23,000	24,000
Additional paid-in capital	117,520,000	128,559,000
Accumulated deficit	(16,690,000)	(13,559,000)

Total stockholders’ equity	100,853,000	115,024,000
Noncontrolling interest	117,000	131,000

Total equity	100,970,000	115,155,000

Total liabilities and equity	$138,997,000	$157,252,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008

	Year ended December 31,
	2010	2009	2008
Revenues:
Rental revenues	$7,036,000	$7,829,000	$8,376,000
Tenant reimbursements & other income	1,873,000	1,993,000	2,243,000
Interest income from notes receivable	1,389,000	1,308,000	174,000

	10,298,000	11,130,000	10,793,000

Expenses:
Property operating and maintenance	2,803,000	3,368,000	3,111,000
General and administrative	2,163,000	1,608,000	1,421,000
Asset management fees and expenses	1,654,000	1,822,000	1,328,000
Real estate acquisition costs	52,000	430,000	—
Depreciation and amortization	3,406,000	3,641,000	3,575,000
Provisions for impairment	2,020,000	6,986,000	—

	12,098,000	17,855,000	9,435,000

Operating (loss) income	(1,800,000)	(6,725,000)	1,358,000

Interest income	4,000	8,000	250,000
Interest expense	(1,337,000)	(1,394,000)	(3,060,000)

Net loss	(3,133,000)	(8,111,000)	(1,452,000)
Less: Net (loss) income attributable to the noncontrolling interest	(2,000)	(8,000)	3,000

Net loss attributable to common stockholders	$(3,131,000)	$(8,103,000)	$(1,455,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.14)	$(0.37)	$(0.10)

Weighted average number of common shares	22,921,142	21,806,219	14,241,215

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2010, 2009 and 2008

	Common Stock
		Common	Additional		Total
	Number of	Stock	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Par Value	Capital	Deficit	Equity	Interest	Total
BALANCE — December 31, 2007	9,908,551	10,000	64,239,000	(4,001,000)	60,248,000	309,000	60,557,000

Issuance of common stock	9,264,536	10,000	73,891,000	—	73,901,000	—	73,901,000
Redeemed shares	(198,108)	—	(1,437,000)	—	(1,437,000)	—	(1,437,000)
Special stock dividend	1,595,141	1,000	(1,000)	—	—	—	—
Offering costs	—	—	(7,655,000)	—	(7,655,000)	—	(7,655,000)
Distributions declared	—	—	(7,269,000)	—	(7,269,000)	(16,000)	(7,285,000)
Noncontrolling interest distribution	—	—	—	—	—	(145,000)	(145,000)
Net (loss) income	—	—	—	(1,455,000)	(1,455,000)	3,000	(1,452,000)

BALANCE — December 31, 2008	20,570,120	21,000	121,768,000	(5,456,000)	116,333,000	151,000	116,484,000

Issuance of common stock	3,121,623	3,000	24,650,000	—	24,653,000	—	24,653,000)
Redeemed shares	(577,542)	—	(4,413,000)	—	(4,413,000)	—	(4,413,000)
Offering costs	—	—	(2,802,000)	—	(2,802,000)	—	(2,802,000)
Distributions declared	—	—	(10,644,000)	—	(10,644,000)	(12,000)	(10,656,000)
Net loss	—	—	—	(8,103,000)	(8,103,000)	(8,000)	(8,111,000)

BALANCE — December 31, 2009	23,114,201	$24,000	$128,559,000	$(13,559,000)	$115,024,000	$131,000	$115,155,000

Issuance of common stock	855,094	1,000	6,542,000	—	6,543,000	—	6,543,000
Redeemed shares	(894,914)	(2,000)	(6,872,000)	—	(6,874,000)	—	(6,874,000)
Offering costs	—	—	(498,000)	—	(498,000)	—	(498,000)
Distributions declared	—	—	(10,211,000)	—	(10,211,000)	(12,000)	(10,223,000)
Net loss	—	—	—	(3,131,000)	(3,131,000)	(2,000)	(3,133,000)

BALANCE — December 31, 2010	23,074,381	$23,000	$117,520,000	$(16,690,000)	$100,853,000	$117,000	$100,970,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(3,133,000)	$(8,111,000)	$(1,452,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	335,000	236,000	435,000
Depreciation and amortization	3,406,000	3,641,000	3,575,000
Straight line rents and amortization of acquired above/below market lease intangibles	79,000	(27,000)	326,000
Provisions for bad debt	10,000	409,000	323,000
Provisions for impairment	2,020,000	6,986,000	—
Change in operating assets and liabilities:
Tenant and other receivables	66,000	(406,000)	(255,000)
Other assets	(227,000)	(165,000)	(36,000)
Account payable and accrued liabilities	168,000	15,000	(381,000)
Payable to related parties	(345,000)	351,000	6,000
Prepaid rent, security deposits and deferred revenue	(77,000)	(41,000)	—

Net cash provided by operating activities	2,302,000	2,888,000	2,541,000

Cash flows from investing activities:
Real estate acquisitions	(1,315,000)	—	(8,192,000)
Additions to real estate	(211,000)	(171,000)	(56,000)
Notes receivable disbursements	(1,125,000)	(3,626,000)	(3,875,000)

Notes receivable disbursements to related parties	(1,089,000)	(20,911,000)	—
Note receivable proceeds from related party	—	14,000,000	—
Escrow deposits	—	—	150,000

Net cash used in investing activities	(3,740,000)	(10,708,000)	(11,973,000)

Cash flows from financing activities

Issuance of common stock	1,136,000	18,596,000	69,791,000
Redeemed shares	(6,874,000)	(4,413,000)	(1,437,000)
Repayment of notes payable	(3,010,000)	(6,742,000)	(27,448,000)
Offering costs	(491,000)	(2,544,000)	(8,462,000)
Deferred offering costs	—	—	(285,000)
Distributions paid to stockholders	(5,587,000)	(4,474,000)	(2,699,000)
Distributions paid to noncontrolling interest	(12,000)	(12,000)	(161,000)
Deferred financing costs	(383,000)	(199,000)	(234,000)

Net cash (used in) provided by financing activities	(15,221,000)	212,000	29,065,000

Net (decrease) increase in cash and cash equivalents	(16,659,000)	(7,608,000)	19,633,000
Cash and cash equivalents — beginning of period	18,673,000	26,281,000	6,648,000

Cash and cash equivalents — end of period	$2,014,000	$18,673,000	$26,281,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$991,000	$1,199,000	$2,904,000
Supplemental disclosure of noncash activities:
Distributions declared not paid	$157,000	$941,000	$827,000
Distributions reinvested	$5,407,000	$6,057,000	$4,110,000
Offering costs payable to related parties	$7,000	$1,000	$39,000
Accrued additions to real estate	$9,000	$—	$—
Deferred financing cost	$49,000	$—	$—
Assumption of loan in connection with property acquisition	$—	$—	$7,375,000
Security deposits and other liabilities assumed upon acquisition of real estate	$—	$—	$127,000
Loan origination fee receivable	$—	$80,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
1. Organization
Cornerstone Core Properties REIT, Inc., a Maryland Corporation, was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, “we,” “us” and “our” refer to Cornerstone Core Properties REIT, Inc. and its consolidated subsidiaries except where the context otherwise requires. We are recently formed and are subject to the general risks associated with offering —stage enterprise, including the risk of business failure. Subject to certain restrictions and limitations, our business is managed by an affiliate, Cornerstone Realty Advisors, LLC, a Delaware limited liability company that was formed on November 30, 2004 (the “advisor”), pursuant to an advisory agreement.
Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004. At December 31, 2010, we owned a 99.88% general partner interest in the Operating Partnership while the advisor owned a 0.12% limited partnership interest. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
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
On November 23, 2010 we informed our investors of several decisions made by the board of directors for the health of our REIT.
The Offering. Effective November 23, 2010, we stopped making and or accepting offers to purchase shares of our stock while our board of directors evaluates strategic alternatives to maximize value.
Suspension of Distribution Reinvestment Plan. Our offerings included a distribution reinvestment plan under which our stockholders could elect to have all or a portion of their distributions reinvested in additional shares of our common stock. Consistent with the above decision with respect to the offering, we have suspended our distribution reinvestment plan effective on December 14, 2010. All distributions paid after December 14, 2010 had been and will be made in cash.
Distributions. Our board of directors has resolved to lower our distributions to a current annualized rate of $0.08 per share (1% based on a share price of $8.00) from the current annualized rate of $0.48 per share (6% based on a share price of $8.00), effective December 1, 2010. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.
Stock Repurchase Plan. After careful consideration of the proceeds that will be available from our distribution reinvestment plan in 2010, and an assessment of our expected capital expenditures, tenant improvement costs and other costs and obligations related to our investments, our board of directors concluded that we will not have sufficient funds available to us to prudently fund any redemptions during 2011. Accordingly, our board of directors approved an amendment to our stock repurchase program to suspend redemptions under the program, effective December 31, 2010. We can make no assurances as to when redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time based in part on our cash and debt position.
As of December 31, 2010, approximately 20.9 million shares of our common stock had been sold in our initial and follow-on public offering for aggregate gross proceeds of approximately $167.1 million. This excludes shares issued under our distribution reinvestment plan.

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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 810-10, “Consolidation,” which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. Before concluding that it is appropriate to apply the voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. We evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate.
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
Investments in Real Estate
In December 2007, the FASB issued ASC 805-10, “Business Combinations.” In summary, ASC 805-10 requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions. In addition, this standard requires acquisition costs to be expensed as incurred. The standard became effective for fiscal years beginning after December 15, 2008, and was to be applied prospectively, with no earlier adoption permitted. We adopted this standard on January 1, 2009 and have expensed acquisition costs accordingly.
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
Acquired above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our consolidated statements of operations. Our policy is to consider any bargain periods in its calculation of fair value of below-market leases and to amortize its below-market leases over the remaining non-cancelable lease term plus any bargain renewal periods in accordance with FASB ASC 840-20-20, as determined by the Company’s management at the time it acquires real property with an in-place lease. The renewal option rates for our acquired leases do not include any fixed rate options and, instead, contain renewal options that are based on fair value terms at the time of renewal. Accordingly, no fixed rate renewal options were included in the fair value of below-market leases acquired and the amortization period is based on the acquired non-cancelable lease term.

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
Impairment of Real Estate Assets
In accordance with FASB ASC 360, “Accounting for the Impairment or Disposal of Long-lived Assets”, we assessed whether there has been an impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our portfolio is evaluated for impairment on a property-by-property basis. Indicators of potential impairment include the following:
•	Change in strategy resulting in a decreased holding period;

•	Decreased occupancy levels;

•	Deterioration of the rental market as evidenced by rent decreases over numerous quarters;

•	Properties adjacent to or located in the same submarket as those with recent impairment issues;

•	Significant decrease in market price; and/or

•	Tenant financial problems.
During 2010 we recorded an impairment charges related to two of our investments in real estate totaling $2.0 million. During 2009 we recorded impairment charge related to one of our investments in real estate totaling $2.4 million. The impairments were primarily driven by reduced estimates of net operating income, primarily due to the impact of declines in the industrial rental market and credit conditions of certain tenants, which when combined with increases in the capitalization rates assumptions, resulted in the decreases in values of such properties.
The assessment as to whether our investments in real estate are impaired is highly subjective. The calculations, which are primarily based on discounted cash flow analyses, involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.
Fair Value Measurement
FASB ASC 820-10, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies prospectively to all other accounting pronouncements that require or permit fair value measurements.
Fair value represents the estimate of the proceeds to be received, or paid in the case of a liability, in a current transaction between willing parties. ASC 820 establishes a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Inputs are either observable or unobservable in the marketplace. Observable inputs are based on market data from independent sources and unobservable inputs reflect the reporting entity’s assumptions about market participant assumptions used to value an asset or liability. Level 1 includes quoted prices in active markets for identical instruments. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations using observable market information for significant inputs. Level 3 includes valuation techniques where one or more significant inputs are unobservable. Financial instruments are classified according to the lowest level input that is significant to their valuation. A financial instrument that has a significant unobservable input along with significant observable inputs may still be classified Level 3.

Certain assets and liabilities were measured at fair value on a nonrecurring basis. This category included the impairment of real estate. During 2010 and 2009, we recorded impairment charges to reduce certain investments in real estate assets to estimated fair value. The fair values of investment in real estate included inputs based on management’s estimate of net operating income, expected occupancy changes, expected rental rates, capitalization rates and discount rates based on available market information using a discounted cash flow analysis with a ten year hold period. Because one or more of significant inputs are unobservable, the fair values of investment in real estate are classified as Level 3.
The following table summarizes the two properties that were measured at fair value on a nonrecurring basis as of December 31, 2010:

Quoted
		Prices			Total	Total
		in Active			Losses	Losses
		Markets	Significant		Three	for the
		for	Other	Significant	Months	Year
	Total Fair	Identical	Observable	Unobservable	Ended	Ended
	Value	Assets	Inputs	Inputs	December	December
	Measurement	(Level 1)	(Level 2)	(Level 3)	31, 2010	31, 2010
2111 South Industrial Park	$1,139,000	$—	$—	$1,139,000	$(770,000)	$(770,000)
Shoemaker Industrial Buildings	$1,074,000	$—	$—	$1,074,000	$(1,250,000)	$(1,250,000)
The following table summarizes the one property that was measured at fair value on a nonrecurring basis as of December 31, 2009:

Quoted
		in Prices			Total	Total
		Active			Losses	Losses
		Markets	Significant		Three	for the
		for	Other	Significant	Months	Year
	Total Fair	Identical	Observable	Unobservable	Ended	Ended
	Value	Assets	Inputs	Inputs	December	December
	Measurement	(Level 1)	(Level 2)	(Level 3)	31, 2009	31, 2009
Marathon Center	$1,972,000	$—	$—	$1,972,000	$(2,360,000)	$(2,360,000)
Notes Receivable
In May 2008, we agreed to loan up to $10.0 million at a rate of 10% per year to two real estate operating companies, Servant Investments, LLC and Servant Healthcare Investments, LLC (collectively, “Servant”). In May 2010, the loan commitments were reduced to $8.75 million. The loans mature on May 19, 2013. Servant is party to an alliance with the managing member of our Advisor.
On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future. For the years ended December 31, 2009, we recorded an impairment of $4.6 million on the note receivable.
The following table reconciles notes receivable from January 1, 2008 to December 31, 2010:

	2010	2009	2008
Balance at January 1,	$2,875,000	$3,875,000	$—
Additions
Additions to note receivable	1,125,000	3,626,000	3,875,000
Deductions:
Note receivable repayments	—	—	—
Note receivable impairments	—	(4,626,000)	—

Balance at December 31,	$4,000,000	$2,875,000	$3,875,000

Notes Receivable from Related Parties
On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that is a wholly-owned subsidiary of Cornerstone Healthcare Plus REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor. The loan was to mature on January 21, 2010 subject to the borrower’s right to repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty. On December 16, 2009, Caruth Haven L.P. repaid the full loan amount.
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
On a quarterly basis, we evaluate the collectability of our notes receivable from related parties. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future. For the years ended December 31, 2010, 2009 and 2008, we did not record any impairment on note receivable from related parties.
The following table reconciles notes receivable from related parties from January 1, 2008 to December 31, 2010:

	2010	2009	2008
Balance at January 1,	$6,911,000	$—	$—
Additions
Additions to note receivable from related parties	1,089,000	20,911,000	—
Deductions:
Repayments of note receivable from related parties	—	(14,000,000)	—

Balance at December 31,	$8,000,000	$6,911,000	$—

Tenant and Other Receivables, net
Tenant and other receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, that become uncollectible. For the years ended December 31, 2010, 2009 and 2008, provisions for bad debt amounted to approximately $10,000, $409,000, and $323,000, respectively, which are included in property operating and maintenance expenses in the accompanying consolidated statements of operations.
Other Assets, net
Other assets consist primarily of leasing commissions net of amortization and prepaid insurance. Additionally, other assets will be amortized to expense over their future service periods. Balances without future economic benefit are expensed as they are identified.
Deposits
Deposits primarily consist of utility deposits.
Deferred Financing Costs
Costs incurred in connection with debt financing are recorded as deferred financing costs. Deferred financing costs are amortized using the straight-line basis which approximates the effective interest rate method, over the contractual terms of the respective financings.

Revenue Recognition and Valuation of Receivables
Revenue is recorded in accordance with ASC 840-10, “Leases,” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended” (“SAB 104”). Such accounting provisions require that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Because our leases provide for free rent, lease incentives, or other rental increases at specified intervals, we straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. Our revenues are comprised largely of rental income and other income collected from tenants. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible.
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
On January 1, 2009, we adopted ASC 810-10-65, “Consolidation”, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810-10-65 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.
ASC 810-10-65 was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result of the adoption of ASC 810-10-65, we reclassified the noncontrolling interest’s proportionate share of losses and income to be in included in net loss for the years ended December 31, 2008. We will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.
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
Uncertain Tax Positions
In accordance with the requirements of ASC 740-10, “Income Taxes,” favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders. A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor which, if met, expressly prevents the Internal Revenue Service from asserting the prohibited transaction test. We have not had any sales of properties to date. We have no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the consolidated results of operations.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements far-reaching changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of December 31, 2010 we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant.
As of December 31, 2010, we owned four properties in the state of California, three properties in the state of Arizona and six properties in the state of Florida. Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.
Fair Value of Financial Instruments
FASB ASC 825-10, “Financial Instruments,” requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.
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
The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of December 31, 2010 and December 31, 2009, the fair value of notes payable was approximately $35.9 million and $38.9 million, compared to the carrying value of approximately $35.9 million and $38.9 million, respectively.
The fair value of note receivable is estimated using current rates at which management believes similar loans would be made with similar terms and maturities. As of December 31, 2010 and December 31, 2009, the fair value of notes receivable was approximately $3.9 million and $3.0 million, compared to the carrying value of approximately $4.0 million and $2.9 million, respectively.
The fair value of note receivable from related party is estimated using current rates at which management believes similar loans would be made with similar terms and maturities. As of December 31, 2010 and December 31, 2009, the fair value of notes receivable was approximately $8.0 million and $3.0 million, compared to the carrying value of approximately $8.0 million and $2.9 million, respectively.
Basic and Diluted Net Loss per Common Share Attributable to Common Stockholders
Basic net loss per common share attributable to common stockholders per share is computed by dividing net loss attributable to common stockholder by the weighted-average number of common shares outstanding for the period. For the years ended December 31, 2010, 2009 and 2008, stock options of 65,000, 65,000, and 65,000, respectively have been excluded from weighted-average number of common shares outstanding since their effect was anti-dilutive.
Basic and diluted net loss per share is calculated as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Net loss attributable to common stockholders	$(3,131,000)	$(8,103,000)	$(1,455,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.14)	$(0.37)	$(0.10)
Weighted average number of shares outstanding — basic and diluted	22,921,142	21,806,219	14,241,215
Segment Disclosure
ASC 280-10, “Segment Reporting,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Our current business consists of acquiring and operating real estate assets. Management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, our properties have been aggregated into one reportable segment.
Reclassification
Certain reclassifications have been made to the consolidated statement of operations for the year ended December 31, 2009 to be consistent with the 2009 presentation. Specifically, $0.3 million of asset management expense reimbursed to the Advisor for the year ended December 31, 2009 has been reclassified from general and administrative expenses to asset management fees and expenses. For the year ended December 31, 2008, no such expenses have been incurred or reimbursed to our Advisor. Management believes this change in presentation provides a comprehensive view of all expenses related to asset management.
Recently Issued Accounting Pronouncements
In January 2010, the FASB issued an Accounting Standards Update (“ASU”) 2010-02, Consolidation — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification, to address implementation issues associated with the accounting for decreases in the ownership of a subsidiary. The new guidance clarified the scope of the entities covered by the guidance related to accounting for decreases in the ownership of a subsidiary and specifically excluded in-substance real estate or conveyances of oil and gas mineral rights from the scope. Additionally, the new guidance expands the disclosures required for a business combination achieved in stages and deconsolidation of a business or nonprofit activity. The new guidance became effective for interim and annual periods ending on or after December 31, 2009 and must be applied on a retrospective basis to the first period that an entity adopted the new guidance related to noncontrolling interests. We adopted this guidance on January 1, 2010 and it did not have a material impact on our consolidated financial statements and disclosures.
In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that, for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-09 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-09 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010. Early adoption is permitted. We adopted this guidance on January 1, 2010 and it did not have a material impact on our consolidated financial statements and disclosures.
In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. It requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 will only impact disclosures. Disclosures related to information as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. We adopted this guidance on January 1, 2010 and it did not have a material impact on our consolidated financial statements and disclosures.
In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (amendments to ASC Topic 855, Subsequent Events). ASU 2010-09 clarifies that subsequent events should be evaluated through the date the financial statements are issued. In addition, this update no longer requires a filer to disclose the date through which subsequent events have been evaluated. This guidance is effective upon issuance. We adopted this guidance during the quarter ended March 31, 2010 and it did not have a material impact on our condensed consolidated financial statements and disclosures.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements (amendments to ASC Topic 820, Fair Value Measurements and Disclosures). ASU 2010-06 amends the disclosure requirements related to recurring and nonrecurring measurements. The guidance requires new disclosures regarding the transfer of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for interim and annual periods beginning after December 15, 2009. We adopted this guidance on January 1, 2010 and it did not have a material impact on our condensed consolidated financial statements and disclosures.
4. Investments in Real Estate
As of December 31, 2010, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

			Acquired		Acquired
			Above-		Below-
		Buildings and	Market	In-Place	Market
	Land	Improvements	Leases	Lease Value	Leases
Investment in real estate	$38,680,000	$93,534,000	$1,700,000	$1,992,000	$(823,000)
Less: accumulated depreciation and amortization	—	(9,415,000)	(1,549,000)	(1,681,000)	696,000

Net investments in real estate and related lease intangibles	$38,680,000	$84,119,000	$151,000	$311,000	$(127,000)

As of December 31, 2009, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

			Acquired		Acquired
			Above-		Below-
		Buildings and	Market	In-Place	Market
	Land	Improvements	Leases	Lease Value	Leases
Investment in real estate	$38,604,000	$94,513,000	$1,666,000	$1,971,000	$(824,000)
Less: accumulated depreciation and amortization	—	(6,842,000)	(1,419,000)	(1,414,000)	607,000

Net investments in real estate and related lease intangibles	$38,604,000	$87,671,000	$247,000	$557,000	$(217,000)

Depreciation expense associated with buildings and improvements for the years ended December 31, 2010, 2009 and 2008 was $2.9 million, $3.0 million, and $2.8 million, respectively.
The estimated useful lives for lease intangibles range from 1 month to 10 years. The weighted-average amortization period for in-place lease, acquired above market leases and acquired below market leases are 4.1 years, 4.7 years and 3.5 years, respectively.
Amortization associated with the lease intangible assets and liabilities for the years ended December 31, 2010, 2009 and 2008 were $0.3 million, $0.5 million, and $1.3 million, respectively.
Anticipated amortization for each of the five following years ended December 31 is as follows:

Lease
Intangibles
2011	$180,000
2012	$82,000
2013	$51,000
2014	$12,000
2015	$9,000
2016 and thereafter	$1,000
Future Minimum Lease Payments
The future minimum lease payments to be received under existing operating leases for properties owned as of December 31, 2010 are as follows:

Years ending December 31,
2011	$5,110,000
2012	3,190,000
2013	1,802,000
2014	450,000
2015	153,000
2016 and thereafter	349,000

$11,054,000

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
5. Notes Receivable
In May 2008, we agreed to loan up to $10.0 million at a rate of 10% per year to two real estate operating companies, Servant Investments, LLC and Servant Healthcare Investments, LLC (collectively, “Servant”). In May 2010, the loan commitments were reduced to $8.75 million. The loans mature on May 19, 2013. Servant is party to an alliance with the managing member of our Advisor. As of December 31, 2010, our aggregate advances to Servant under the loan commitment were approximately $8.75 million. On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates and a review of the Servant business plans and their operating projections. During the quarter ended September 30, 2009, we concluded that the collectability of one note cannot be reasonably assured and therefore, we recorded a note receivable reserve of approximately $4.8 million against the balance of that note. The amount of this reserve has been included in our consolidated statements of operations under impairment of note receivable, which was recorded for the quarter ended September 30, 2009. As of December 31, 2010 and December 31, 2009, the impaired notes receivable had a net zero balance. It is our policy to recognize interest income on the reserved loan advances on a cash basis. We continue to explore repayment alternatives with the borrower. For the years ended December, 2010, 2009, and 2008, interest income related to the impaired note receivable was approximately $0.4 million, $0.3 million and $0, respectively. As of December 31, 2010 and December 31, 2009, the other note receivable had a balance of approximately $4.0 million and $2.9 million, respectively. Interest income related to the other note receivable for the years ended December 31, 2010, 2009, and 2008, was approximately $0.3 million, $0.2 million and $0.2 million, respectively.
6. Notes Receivable from Related Parties
On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that is a wholly-owned subsidiary of Cornerstone Healthcare Plus REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor. The loan was to mature on January 21, 2010 subject to the borrower’s right to repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty. On December 16, 2009, Caruth Haven L.P. repaid the full loan amount. For the year ended December 31, 2010 and 2009, we earned interest income of approximately $0.0 million and $0.8 million, respectively.
On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC, a Delaware limited liability company managed by Cornerstone Ventures Inc., an affiliate of our advisor, in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community known as Sherburne Commons located on the exclusive island of Nantucket, MA. The loan matures on January 1, 2015, with no option to extend and bears interest at a fixed rate of 8.0% for the term of the loan. Interest will be paid monthly with principal due at maturity. In addition, under the terms of the loan, we are entitled to receive additional interest in the form of a 40% participation in the “shared appreciation” of the property, which is calculated based on the net sales proceeds if the property is sold, or the property’s appraised value, less ordinary disposition costs, if the property has not been sold by the time the loan matures. Prepayment of the loan is not permitted without our consent and the loan is not assumable. As of December 31, 2010 and 2009, the loan balance was approximately $8.0 million and $6.9 million, respectively. For the years ended December 31, 2010 and 2009, we earned interest income of approximately $0.6 million and $31,000.
Nantucket Acquisition LLC is considered a variable interest entity because the equity owners of the Nantucket Acquisition LLC do not have sufficient equity at risk, and our mortgage loan commitment was determined to be a variable interest. We have determined that we are not the primary beneficiary of this Variable Interest Entity (“VIE”) since we do not have the power to direct the activities of this VIE.

7. Payable to Related Parties
Payable to related parties at December 31, 2010 and December 31, 2009 consists of acquisition fees, expense reimbursement payable, sales commissions and dealer manager fees to the advisor and PCC.
8. Equity
Common Stock
Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2010, we had cumulatively issued approximately 20.9 million shares of common stock for a total of approximately $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. As of December 31, 2009, we had issued approximately 20.8 million shares of common stock for a total of approximately $165.9 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. On November 23, 2010, we stopped making and accepting offers to purchase shares of our stock.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan that allows our stockholders to have distributions and other distributions otherwise distributable to them invested in additional shares of our common stock. On November 23, 2010, our board of directors approved to amend our operating agreement to terminate the distribution reinvestment plan effective December 14, 2010. Any subsequent distribution will be paid in cash. We have registered 21,100,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share. As of December 31, 2010, approximately 2.3 million shares had been issued under the distribution reinvestment plan. As of December 31, 2009, approximately 1.59 million shares had been issued under the distribution reinvestment plan. We cannot assure when we will resume or restart our distribution reinvestment plan We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to participants.
Stock Repurchase Program
On November 23, 2010, our board of directors concluded that we would not have sufficient funds available to us to fund any redemptions during 2011. Accordingly, our board of directors approved an amendment to our stock repurchase program to suspend redemptions under the program effective December 31, 2010. We can make no assurance as to when and on what terms redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time based in part on our cash and debt position. Our board has the authority to terminate the program at any time upon 30 days written notice to our stockholders.
During the years ended December 31, 2010 and 2009, we redeemed shares pursuant to our stock repurchase program follows:

			Approximate Dollar
			Value of Shares
			Available That
			May Yet Be
	Total		Redeemed
	Number of Shares	Average Price	Under the
Period	Redeemed	Paid per Share	Program
January 2009	40,873	$6.77	$3,805,000
February 2009	137,395	$7.51	$2,773,000
March 2009	152,984	$7.61	$1,608,000
April 2009	83,284	$7.55	$979,000
May 2009	43,057	$7.51	$655,000
June 2009 (1)	65,454	$7.67	$152,000
July 2009	23,079	$7.39	$—
August 2009	8,113	$7.99	$—
September 2009	8,178	$7.98	$—
October 2009	—	$—	$—
November 2009	3,560	$7.96	$—
December 2009	11,565	$7.97	$—

	577,542

(1)	In June 30, 2009, the shares repurchases equaled the funds available for repurchase in 2009, accordingly, we made no further ordinary redemptions (other than redemptions due to death of a stockholder) for the remainder of 2009.

			Approximate Dollar
			Value of Shares
			Available That
	Total		May Yet Be
	Number of Shares	Average Price	Redeemed Under the
Period	Redeemed	Paid per Share	Program
January 2010	249,146	$7.46	$6,057,000
February 2010	100,999	$7.63	$4,198,000
March 2010	159,479	$7.76	$2,190,000
April 2010	161,356	$7.82	$928,000
May 2010 (1)	123,562	$7.64	$—
June 2010	39,822	$7.98	$—
July 2010	13,750	$8.00	$—
August 2010	—	$—	$—
September 2010	—	$—	$—
October 2010	5,225	$7.98	$—
November 2010	25,228	$7.98	$—
December 2010	16,348	$7.96	$—

	894,915

(1)	In May 2010, stock repurchase equaled the funds available for repurchased in 2010, accordingly, we made no further ordinary redemptions (other than redemptions due to death of a stockholder) for the remainder of 2010. On November 23, 2010 our board of directors approved an amendment to our stock repurchase program to suspend any redemptions, include redemptions due to death of a stockholder, under the program, effective December 31, 2010.
Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources. We have no obligations to repurchase our stockholders’ shares of stock.
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
As of December 31, 2010, we had granted our nonemployee directors nonqualified stock options to purchase an aggregate of 80,000 shares of common stock, at an exercise price of $8.00 per share. Of these options, 15,000 shares lapsed and were canceled on November 8, 2008 due to the resignation of one director from the board of directors on August 6, 2008.
Outstanding stock options became immediately exercisable in full on the grant date, expire in ten years after the grant date, and have no intrinsic value as of December 31, 2010. We did not incur any non-cash compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively. No stock options were exercised or canceled during the twelve months ended December 31, 2010 and 2009, respectively. We record compensation expense for non-employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. These assumptions include the risk-free interest rate, the expected life of the options, the expected stock price volatility over the expected life of the options, and the expected distribution yield. Compensation expense for employee stock options is recognized ratably over the vesting term.
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

Equity Compensation Plan Information
Our equity compensation plan information as of December 31, 2010 and 2009 is as follows:

Number of
Securities to be
	Issued Upon	Weighted Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance
Equity compensation plans approved by security holders	65,000	$ 8.00	See footnote (1)
Equity compensation plans not approved by security holders	—	—	—

Total	65,000	$ 8.00	See footnote (1)

(1)	Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to ten percent (10%) of our outstanding common stock. The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000. As of December 31, 2010 and 2009, there were approximately 23.1 million and 23.1 million shares of our common stock issued and outstanding, respectively.
Tax Treatment of Distributions
The income tax treatment for the distributions per share to common stockholders reportable for the years ended December 31, 2010, 2009, and 2008 is as follows:

Per Common Shares	2010		2009		2008
Ordinary income	$—	—%	$0.02	4.93%	$—	—%
Return of capital	$0.45	100%	$0.46	95.07%	$0.47	100.00%
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
Organizational and Offering Costs. Costs of the offerings had been paid by the advisor on our behalf and had been reimbursed to the advisor from the proceeds of the offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. At times during our offering stage, before the maximum amount of gross proceeds has been raised, the amount of organization and offering expenses that we incur, or that our advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised. In no event will we have any obligation to reimburse the advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from our public offerings at the conclusion of our offerings.
As of December 31, 2010, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.6 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $5.5 million of offering costs which reduce net proceeds of our offerings. Of this amount $4.4 million reduced the net proceeds of our primary offering and $1.1 million reduced the net proceeds of our follow-on offering. As of December 31, 2009, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.2 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $5.1 million of offering costs which reduce net proceeds of our offerings. Of this amount $4.4 million reduced the net proceeds of our primary offering and $0.7 million reduced the net proceeds of our Follow-on Offering.
Acquisition Fees and Expenses. The advisory agreement requires us to pay the advisor acquisition fees in an amount equal to 2% of the gross proceeds of our public offerings. We will pay the acquisition fees upon receipt of the gross proceeds from our offerings. However, if the advisory agreement is terminated or not renewed, the advisor must return acquisition fees not yet allocated to one of our investments. In addition, we are required to reimburse the advisor for direct costs the advisor incurs and amounts the advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the years ended December 31, 2010, 2009 and 2008, the advisor earned approximately $23,000, $0.4 million, and $1.4 million of acquisition fees, respectively, and are included in the real estate acquisition costs of our consolidated statement of operations.
Management Fees and Expenses. The advisory agreement requires us to pay the advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP. In addition, we will reimburse the advisor for the direct costs and expenses incurred by the advisor in providing asset management services to us. These fees and expenses are in addition to management fees that we expect to pay to third party property managers. For the years ended 2010, 2009 and 2008, the advisor earned approximately $1.5 million, $1.5 million, and $1.3 million, of asset management fees, respectively, which were expensed. For the years ended 2010, 2009 and 2008, we reimbursed approximately $0.2 million, $0.3 million, and $0.0 million of asset management services, respectively, which were expensed.
Operating Expenses. The advisory agreement provides for reimbursement of our advisor’s direct and indirect costs of providing administrative and management services to us. For years ended December 31, 2010, 2009 and 2008, approximately $875,000, $639,000, and $798,000 of such costs, respectively, were reimbursed. The advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.
Disposition Fee. The advisory agreement provides that if the advisor or its affiliate provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the advisor or such affiliate shall receive at closing a disposition fee up to 3% of the sales price of such property or properties. This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. We will pay the disposition fees for a property at the time the property is sold. For the years ended 2010, 2009 and 2008, we did not incur any of such fees.
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
For the years ended 2010, 2009 and 2008, we did not incur any of such fees.
Dealer Manager Agreement
PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in our primary offerings. PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Offerings. The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Offerings. The advisory agreement requires the advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) are in excess of 13.5% of gross proceeds from the Offerings when combined with the shares sold under the related distribution reinvestment plan. For the years ended December 31, 2010, 2009 and 2008, we incurred approximately $0.1 million, $1.8 million, and $7.0 million, respectively, payable to PCC for dealer manager fees and sales commissions. Much of this amount was reallowed by PCC to third party broker dealers. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying consolidated balance sheets.
10. Notes Payable
We have total debt obligations of $29.0 million that will mature in May and September of 2011. We are pursuing options for restructuring these debts and other repayment alternatives, including asset sales, sourcing additional equity capital and obtaining new financing that will reposition the assets. However, there can be no assurance that we will be successful in executing such debt restructuring or repayment options. If we are unable to obtain alternative financing or sell properties in order to repay the debt, this could result in the lenders foreclosing on properties. Based on the various options available to us and ongoing discussions with our lenders, management believes that we will be able to meet or successfully restructure our debt obligations.
HSH Nordbank AG
We amended our credit agreement with HSH Nordbank AG, New York Branch in September, October and November 2010, extending the credit facility maturity date from September 20, 2010 to September 30, 2011. As a part of these amendments, we made a principal reduction payment of approximately $2.8 million and paid extension fees of $130,000. We may not draw additional funds under this credit agreement. The other terms of the credit agreement remain in full force and effect. We made a $200,000 principal reduction payment in 2010 and will make additional principal reduction payments ranging from $200,000 to $250,000 between January 1, 2011 and September 30, 2011. In addition, the amendment to the credit agreement requires us to use commercially reasonable efforts to pay off the outstanding principal balance of the loan with proceeds from refinancing with an unaffiliated lender or from the sale of one or more of our properties in one or more arm’s length all-cash transactions. The borrowing rate is based on 30-day LIBOR plus a margin ranging from 350 to 375 basis points. As of December 31, 2010 and 2009, the outstanding principal amount of our obligations under the credit agreement was approximately $13.1 million and $15.9 million, respectively. The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value. As of December 31, 2010, we were in compliance with all these financial covenants. An increase in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders. Based on the debt outstanding as of December 31, 2010, a 1% change in interest rates would result in a change in interest expense of approximately $131,000 per year.
Wells Fargo Bank, National Association
On November 13, 2007, we entered into a loan agreement with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, N.A to facilitate the acquisition of properties during our offering period. Pursuant to the terms of the secured loan agreement, we may borrow $22.4 million at an interest rate of 140 basis points over 30-day LIBOR, secured by specified real estate properties. The loan agreement had a maturity date of November 13, 2010, and may be prepaid without penalty. On October 22, 2010, we amended the loan agreement to extend the maturity date from November 13, 2010 to February 13, 2011. Effective February 13, 2011, the lender further extended the loan to May 13, 2011. During this three month extension, we intend to work with the lender in implementing a plan that may include one or a combination of further extension of the loan refinancing, paying down a portion of the principal and or sale of real estate assets. The entire $22.4 million available under the terms of the loan was used to finance an acquisition of properties that closed on November 15, 2007. As of December 31, 2010 and December 31, 2009, we had net borrowings of approximately $15.9 and $15.9 million, respectively under the credit agreement. This loan agreement contains various reporting covenants including providing periodic balance sheet, statements of income and expenses of borrower and each guarantor, statement of income and expenses and changes in financial position of each secured property and cash flow statements of borrower and each guarantor. As of December 31, 2010, we were in compliance with all these reporting covenants. An increase in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders. Based on the debt outstanding as of December 31, 2010, a 1% change in interest rates would result in a change in interest expense of approximately $159,000 per year.
Transamerica Life Insurance Company
In connection with our acquisition of Monroe North CommerCenter, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”). Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica secured mortgage loan. The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum. As of December 31, 2010 and 2009, we have an outstanding balance of approximately $6.9 million and $7.1 million, respectively, under this loan agreement. This Loan Assumption Agreement contains various reporting covenants including annual income statement, rent roll, operating budget and narrative summary of leasing prospects for vacant spaces. As of December 31, 2010, we were in compliance with all these reporting covenants. The monthly payment on this loan is approximately $50,369. During the years ended December 31, 2010, 2009 and 2008, we incurred $411,000, $422,000 and $304,000 of interest expense, respectively, related this loan.
The principal payments due on Monroe North CommerCenter mortgage loan as of December 31, 2010 for each of the next five years are as follows:

Principal
Year	amount
2011	$204,000
2012	$217,000
2013	$230,000
2014	$6,234,000
2015	$—
In connection with our notes payable, we had incurred financing costs totaling approximately $2.0 million and $1.6 million, as of December 31, 2010 and December 31, 2009, respectively. These financing costs have been capitalized and are being amortized over the life of the agreements. During the years ended December 31, 2010, 2009 and 2008, approximately $335,000, $236,000, and $435,000, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.
11. Commitments and Contingencies
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

	Twelve Months ended
	December 3,
	2010	2009
Land	$825,000	$—
Buildings & improvements	370,000	—
Site improvements	36,000	—
Tenant improvements	29,000	—
In place lease value	21,000	—
Above market value	34,000	—

Real estate acquisition	$1,315,000	$—

Acquisition expenses	$39,000	$—

The following unaudited pro forma information for twelve months ended December 31, 2009 has been prepared to reflect the incremental effect of the acquisitions as if such transaction had occurred on January 1, 2009. As this acquisition is assumed to have been made on January 1, 2009, the shares raised during our offering needed to purchase the property are assumed to have been sold and outstanding as of January 1, 2009 for purposes of calculating per share data.

	Twelve Months ended December 31,
	2010	2009
Revenues	$10,368,000	$11,250,000
Net loss attributable to common stockholders	$(3,100,000)	$(8,049,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.13)	$(0.37)
13. Selected Quarterly Data (unaudited)
Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements.

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
Revenues	$2,190,000	$2,479,000	$2,764,000	$2,865,000
Expenses	4,502,000 (3)	2,702,000	2,349,000	2,545,000

Operating (loss) income	(2,312,000)	(223,000)	415,000	320,000
Net (loss) income	$(2,691,000)	$(569,000)	$107,000	$20,000

Net loss attributable to common stockholders	$(2,689,000)	$(569,000)	$107,000	$20,000

Basic & diluted net loss per common share attributable to common stockholders	$(0.12)	$(0.02)	$0.00	$0.00

Weighted average shares	23,049,975	22,880,212	23,003,752	23,003,489

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
Revenues	$2,624,000	$2,657,000	$2,903,000	$2,946,000
Expenses	5,071,000 (2)	7,387,000 (1)	2,591,000	2,806,000

Operating (loss) income	(2,447,000)	(4,730,000)	312,000	140,000

Net loss	$(2,771,000)	$(5,068,000)	$(47,000)	$(225,000)

Net loss attributable to common stockholders	$(2,768,000)	$(5,063,000)	$(47,000)	$(225,000)

Basic & diluted net loss per common share attributable to common stockholders	$(0.12)	$(0.22)	$(0.00)	$(0.01)

Weighted average shares	22,907,170	22,584,321	22,020,217	20,931,999

(1)	Included in expenses for the three months ended September 30, 2009 is approximately $4.6 million of notes receivable impairment provision.

(2)	Included in expenses for the three months ended December 31, 2009 is approximately $2.4 million of real estate impairment provision.

(3)	Included in expenses for the three months ended December 31, 2010 is approximately $2.0 million of real estate impairment provision.
14. Subsequent Event
Wells Fargo Bank, National Association loan agreement
On February 13, 2011, we received an extension letter from Well Fargo Bank, National Association to further extend our maturity date from February 13, 2011 to May 13, 2011. All other terms of the loan agreement remain in full force and effect. During this three month extension, we intend to work with the lender in implementing a plan that may include one or a combination of further extension of the loan refinancing, paying down a portion of the principal and or sale of real estate assets.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2010

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period
Year Ended December 31, 2008:
Allowance for doubtful accounts	$—	$323,000	$(7,000)	$316,000
Allowance for notes receivable	—	—	—	—

	$—	$323,000	$(7,000)	$316,000

Year Ended December 31, 2009:
Allowance for doubtful accounts	$316,000	$409,000	$(234,000)	$491,000
Allowance for notes receivable	—	4,626,000	—	4,626,000

	$316,000	$5,035,000	$(234,000)	$5,117,000

Year Ended December 31, 2010:
Allowance for doubtful accounts	$491,000	$10,000	$(90,000)	$411,000
Allowance for notes receivable	4,626,000	—	—	4,626,000

	$5,117,000	$10,000	$(90,000)	$5,037,000

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010

												Life on
												which
												Depreciation
												in
				Costs								Latest
				Capitalized					Accum			Income
		Initial Cost		Subsequent		Gross Amount Invested			ulated	Date		Statement
	Emcumbr		Building	to			Building		Deprec	of	Date	is
Description	ance	Land	& Improv.	Acquisition	Impairment	Land	and Improv.	Total	iation	Construct	Acquired	Computed
2111 S. Industrial Park, Tempe, AZ	$—	$589,000	$1,479,000	$39,000	$770,000	$351,000	$800,000	$1,151,000	$12,000	1974	06/01/06	34 years
Shoemaker Industrial Building Santa Fe Spring, CA	—	952,000	1,521,000	39,000	1,250,000	440,000	644,000	1,084,000	5,000	2001	06/30/06	34 years
15172 Goldenwest Circle Westminister, CA	(1)	7,186,000	4,335,000	95,000	—	7,186,000	4,430,000	11,616,000	467,000	1968	12/01/06	39 years
20100 Western Avenue Torrance, CA	(1)	7,775,000	11,265,000	157,000	—	7,775,000	11,422,000	19,197,000	1,310,000	2001	12/01/06	39 years
Mack Deer Valley Phoenix, AZ	(1)	6,305,000	17,056,000	100,000	—	6,305,000	17,155,000	23,460,000	1,801,000	2005	01/21/07	39 years
Marathon Tampa Bay, FL	—	979,000	3,562,000	80,000	2,360,000	445,000	1,552,000	1,997,000	50,000	1989-1994	04/02/07	36 years
Pinnacle Peak Phoenix, AZ	(1)	6,766,000	13,301,000	—	—	6,766,000	13,301,000	20,067,000	1,208,000	2006	10/02/07	39 years
Orlando Small Bay Portfolio Orlando, FL	(2)	6,612,000	30,957,000	144,000	—	6,613,000	31,101,000	37,714,000	3,425,000	2002-2005	11/15/07	39 years
Monroe North CommerCenter Sanford, FL	6,869,000	1,974,000	12,675,000	16,000	—	1,974,000	12,692,000	14,666,000	1,128,000	2002-2005	04/17/08	39 years

1830 S. Santa Fe, Santa Ana, CA	—	825,000	435,000	1,000	—	825,000	437,000	1,262,000	9,000	2010	08/05/10	39 years

Totals	$6,869,000	$39,963,000	$96,586,000	$671,000	$4,380,000	$38,680,000	$93,534,000	$132,214,000	$9,415,000

(1)	The credit agreement with HSH Nordbank AG is secured by these properties as of December 31, 2010, the balance related to this credit agreement was $13.1 million.

(2)	The loan agreement with Wachovia Bank is secured by this portfolio. as of December 31, 2010, the balance related to this loan agreement was $15.9 million.

(a)	The changes in total real estate for the years ended December 31, 2010, 2009 and 2008 are as follows.

		Accumulated
	Cost	Depreciation
Balance at December 31, 2007	$119,476,000	$(1,273,000)

2008 Acquisitions	15,972,000	(2,831,000)
2008 Additions	121,000	—

Balance at December 31, 2008	$135,569,000	$(4,104,000)

2009 Impairment of real estate	(2,623,000)	263,000
2009 Additions	171,000	(3,001,000)

Balance at December 31, 2009	$133,117,000	$(6,842,000)
2010 Acquisitions	1,260,000	—
2010 Impairment of real estate	(2,383,000)	363,000
2010 Additions	220,000	(2,936,000)

Balance at December 31, 2010	$132,214,000	$(9,415,000)

(b)	For federal income tax purposes, the aggregate cost of our 13 properties is approximately $139.8 million.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
SCHEDULE IV — MORTGAGE LOAN ON REAL ESTATE
December 31, 2010

									Principal
									Amount of
									Loans Subject
			Periodic				Carrying		to Delinquent
	Interest	Maturity	Payment	Prior	Face Amount		Amount of		Principal or
Description	Rate	Date	Terms	Liens	of Mortgages		Mortgages		Interest
First mortgage on property:
Sherburne Commons Mortgage Loan Nantucket, Massachusetts	8.0%	1/1/2015	(3)	—	$8,000,000	(1)	$8,000,000		$8,000,000

					$8,000,000		$8,000,000	(2)	$8,000,000

(1)	The loan commitment is for $8.0 million. As of December 31, 2010, we have funded $8.0 million.

(2)	The following shows the changes in the carrying amounts of mortgage loans during the year:

2010
Balance at beginning of year	$6,911,000
Mortgage loan funded	1,089,000
Deductions during the year:	—
Collections of principal	—
Foreclosures	—

Balance at the close of year	$8,000,000

(3)	Interest only payments are due monthly. Principal is due at maturity.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE CORE PROPERTIES REIT, INC.
Date: March 16, 2011	By:	/s/ Terry G. Roussel
TERRY G. ROUSSEL
Chief Executive Officer, President and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2011.

Name	Title
Chief Executive Officer and Director
/s/ Terry G. Roussel Terry G. Roussel	(Principal Executive Officer)

Chief Financial Officer (Principal
/s/ Sharon C. Kaiser Sharon C. Kaiser	Financial and Accounting Officer)

/s/ Paul Danchik Paul Danchik	Director

/s/ Jody J. Fouch Jody J. Fouch	Director

/s/ Daniel L. Johnson Daniel L. Johnson	Director

/s/ Lee Powell Stedman Lee Powell Stedman	Director

EXHIBIT INDEX

Ex.	Description
3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”))

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”))

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004)

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2)

10.1	Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1)

10.2	First Amendment to the Amended and Restated Advisory Agreement dated as of March 10, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 16, 2009)

10.3	Agreement of Limited Partnership of Cornerstone Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-121238) filed on August 30, 2005)

10.4	Form of Employee and Director Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-121238) filed on May 25, 2005)

10.5	Purchase and Sale Agreement, dated April 28, 2006, by and between Cornerstone Operating Partnership, L.P. and Mack Deer Valley Phase II, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2006)

10.6	Purchase and Sale Agreement, dated April 6, 2006, as amended as of May 23, 2006, by and between Cornerstone Operating Partnership, L.P., Squamar Limited Partnership and IPM, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2006)

10.7	Purchase and Sale Agreement, dated June 16, 2006, by and between Cornerstone Operating Partnership, L.P. and First Industrial Harrisburg, LP (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2006)

10.8	Amendment to Agreement of Purchase and Sale, dated June 19, 2006, by and between Cornerstone Operating Partnership, L.P. and First Industrial Harrisburg, LP (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 29, 2006)

Ex.	Description
10.9	Credit Agreement, dated as of June 30, 2006, among Cornerstone Operating Partnership, L.P., Cornerstone Core Properties REIT, Inc., Cornerstone Realty Advisors, LLC, and HSH Nordbank AG, New York Branch (“Credit Agreement with HSH Nordbank AG, New York Branch”) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2006)

10.10	Purchase and Sale Agreement by and between Cornerstone Operating Partnership, L.P. and See Myin & Ock Ja Kymm Family Trust dated August 17, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006)

10.11	Amendment to Agreement of Purchase and Sale by and between Cornerstone Operating Partnership, L.P. and Myin & Ock Ja Kymm Family Trust, dated September 18, 2006 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006)

10.12	Purchase and Sale Agreement by and between the registrant and WESCO Harbor Gateway, L.P. dated November 1, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2006)

10.13	15172 Goldenwest Circle Lease (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2006)

10.14	Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and CP 215 Business Park, LLC dated March 16, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2007)

10.15	Purchase and Sale Agreement (Building M-1) by and between Cornerstone Operating Partnership, L.P. and CP 215 Business Park, LLC, a California limited Liability company, dated May 2, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007).

10.16	Purchase and Sale Agreement (Buildings W-4, W-5 and W-6) by and between Cornerstone Operating Partnership, L.P. and CP 215 Business Park, LLC, a California limited Liability company, dated May 2, 2007 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007).

10.17	Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and LaPour Deer Valley North, LLC, an Arizona limited liability company dated August 10, 2007 (incorporated by reference to Exhibit 99.1 to the Registrants Current Report on Form 8-K filed on September 14, 2007)

10.18	Agreement of Purchase and Sale between Cornerstone Operating Partnership and Small Bay Partners, LLC dated September 14, 2007 (incorporated by reference to Exhibit 99.1 to the Registrants Current Report on Form 8-K filed on November 21, 2007)

10.19	Second Amendment to Agreement of Purchase and Sale between Cornerstone Operating Partnership and Small Bay Partners, LLC dated October 24, 2007 (incorporated by reference to Exhibit 99.2 to the Registrants Current Report on Form 8-K filed on November 21, 2007)

10.20	Loan Agreement, dated November 13 2007, by and among COP-Monroe, LLC, COP-Carter, LLC, COP-Hanging Moss, LLC and COP-Goldenrod, LLC, as borrower, and Wachovia Bank, National Association, as Lender (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on November 21, 2007)

10.21	Purchase and Sale Agreement, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated November 29, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.22	First Amendment to Purchase and Sale Agreement, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated January 15, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.23	Second Amendment to Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated January 28, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.24	Third Amendment to Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P.

Ex.	Description
and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated February 20, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.25	Fourth Amendment to Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated April 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.26	Assumption and Amendment of Note, Mortgage and Other Loan Documents, by and between Cornerstone Operating Partnership, L.P. and TransAmerica Life Insurance Company, an Iowa corporation, dated April 17, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.27	Promissory Note in the amount of $6,640,000.00 made as of December 14, 2009 by NANTUCKET ACQUISITION LLC, to and in favor of CORNERSTONE OPERATING PARTNERSHIP, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2009)

10.28	Promissory Note (with Shared Appreciation) in the amount of $1,360,000.00 made as of December 14, 2009 by NANTUCKET ACQUISITION LLC, to and in favor of CORNERSTONE OPERATING PARTNERSHIP, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 17, 2009)

10.29	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made as of December 14, 2009, by NANTUCKET ACQUISITION LLC, as Borrower to CORNERSTONE OPERATING PARTNERSHIP, L.P., as Lender (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 17, 2009)

10.30	Operating Agreement for Nantucket Acquisition LLC dated as of December 14, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 17, 2009)

10.31	Amendment No. 3 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of June 30, 2008 (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2008)

10.32	Amendment No. 4 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of June 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2010)

10.33	Amendment No. 5 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of September 2, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.34	Amendment No. 6 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of September 30, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.35	Amendment No. 7 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of October 29, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.36	Amendment No. 8 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of November 12, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.37	Amendment No. 9 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010)

Ex.	Description
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006)

21.1	List of Subsidiaries (filed herewith)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)