Form 10-Q
period 2011-03-31
Cornerstone Core Properties REIT, Inc.
filed 2011-05-16
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-52566
CORNERSTONE CORE PROPERTIES REIT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	73-1721791 (I.R.S. Employer Identification No.)

1920 MAIN STREET, SUITE 400, IRVINE, CA (Address of principal executive offices)	92614 (Zip Code)
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
☑ Yes   ☐ No
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes   ☑ No
As of May 13, 2011, we had 23,027,235 shares issued and outstanding.

PART I — FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Core Properties REIT, Inc.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$1,010,000	$2,014,000
Investments in real estate
Land	38,680,000	38,680,000
Buildings and improvements, net	83,831,000	84,119,000
Intangible lease assets, net	385,000	462,000

	122,896,000	123,261,000
Notes receivable, net	4,000,000	4,000,000
Note receivable from related party	8,000,000	8,000,000
Deferred costs and deposits	66,000	33,000
Deferred financing costs, net	204,000	271,000
Tenant and other receivables, net	633,000	748,000
Other assets, net	639,000	670,000

Total assets	$137,448,000	$138,997,000

LIABILITIES AND EQUITY

Liabilities:
Notes payable	$35,440,000	$35,874,000
Accounts payable and accrued liabilities	1,602,000	925,000
Payable to related parties	—	11,000
Prepaid rent, security deposits and deferred revenue	770,000	933,000
Intangible lease liabilities, net	108,000	127,000
Distributions payable	156,000	157,000

Total liabilities	38,076,000	38,027,000

Commitments and contingencies (Note 13)

Equity:
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,235 and 23,074,381 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	23,000	23,000
Additional paid-in capital	116,697,000	117,520,000
Accumulated deficit	(17,462,000)	(16,690,000)

Total stockholders’ equity	99,258,000	100,853,000
Noncontrolling interest	114,000	117,000

Total equity	99,372,000	100,970,000

Total liabilities and equity	$137,448,000	$138,997,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Rental revenues	$1,543,000	$1,960,000
Tenant reimbursements and other income	441,000	481,000
Interest income from notes receivable	159,000	424,000

	2,143,000	2,865,000
Expenses
Property operating and maintenance	677,000	686,000
General and administrative	615,000	609,000
Asset management fees and expenses	416,000	420,000
Real estate acquisition costs	—	6,000
Depreciation and amortization	833,000	824,000

	2,541,000	2,545,000

Operating (loss) income	(398,000)	320,000

Interest income	—	1,000
Interest expense	(374,000)	(301,000)

Net (loss) income	(772,000)	20,000
Less: Net (loss) income attributable to the noncontrolling interest	—	—

Net (loss) income attributable to common stockholders	$(772,000)	$20,000

Basic and diluted net (loss) income per common share attributable to common stockholders	$(0.03)	$0.00

Weighted average number of common shares	23,039,021	23,003,489

Dividend declared per common share	$0.02	$0.12
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Common Stock
		Common			Total
	Number of	Stock Par	Additional	Accumulated	Stockholders’	Noncontrolling
	Shares	Value	Paid-In Capital	Deficit	Equity	Interest	Total Equity
Balance — December 31, 2010	23,074,381	$23,000	$117,520,000	$(16,690,000)	$100,853,000	$117,000	$100,970,000
Issuance of common stock	—	—	—	—	—	—	—
Redeemed shares	(47,146)	—	(369,000)	—	(369,000)	—	(369,000)
Dividends declared	—	—	(454,000)	—	(454,000)	(3,000)	(457,000)
Net loss	—	—	—	(772,000)	(772,000)	—	(772,000)

Balance — March 31, 2011	23,027,235	$23,000	$116,697,000	$(17,462,000)	$99,258,000	$114,000	$99,372,000

	Common Stock
		Common			Total
	Number of	Stock Par	Additional	Accumulated	Stockholders’	Noncontrolling
	Shares	Value	Paid-In Capital	Deficit	Equity	Interest	Total Equity
Balance — December 31, 2009	23,114,201	$24,000	$128,559,000	$(13,559,000)	$115,024,000	$131,000	$115,155,000
Issuance of common stock	283,916	—	2,193,000	—	2,193,000	—	2,193,000
Redeemed shares	(509,624)	—	(3,866,000)	—	(3,866,000)	—	(3,866,000)
Offering costs	—	—	(135,000)	—	(135,000)	—	(135,000)
Dividends declared	—	—	(2,711,000)	—	(2,711,000)	(3,000)	(2,714,000)
Net income	—	—	—	20,000	20,000	—	20,000

Balance — March 31, 2010	22,888,493	$24,000	$124,040,000	$(13,539,000)	$110,525,000	$128,000	$110,653,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net (loss) income	$(772,000)	$20,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred financing costs	84,000	53,000
Depreciation and amortization	833,000	824,000
Straight-line rents and amortization of acquired above (below) market leases, net	36,000	(52,000)
Provision for bad debt	(15,000)	(77,000)
Change in operating assets and liabilities:
Tenant and other receivables	103,000	140,000
Prepaid and other assets	(9,000)	28,000
Payable and accrued liabilities	385,000	452,000
Payable to related parties	—	(217,000)
Prepaid rent, security deposit and deferred revenues	(164,000)	(68,000)

Net cash provided by operating activities	481,000	1,103,000

Cash flows from investing activities
Real estate improvements	(168,000)	(9,000)
Notes receivable	—	(250,000)
Notes receivable to related parties	—	(364,000)

Net cash used in investing activities	(168,000)	(623,000)

Cash flows from financing activities
Issuance of common stock	—	689,000
Redeemed shares	(369,000)	(3,866,000)
Repayment of notes payable	(434,000)	(47,000)
Offering costs	(5,000)	(125,000)
Deferred offering costs	(35,000)	—
Distributions paid to stockholders	(454,000)	(1,216,000)
Distributions paid to noncontrolling interest	(3,000)	(3,000)
Deferred financing costs	(17,000)	—

Net cash used in financing activities	(1,317,000)	(4,568,000)

Net decrease in cash and cash equivalents	(1,004,000)	(4,088,000)
Cash and cash equivalents — beginning of period	2,014,000	18,673,000

Cash and cash equivalents — end of period	$1,010,000	$14,585,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$210,000	$223,000
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	$156,000	$932,000
Accrued real estate improvements	$291,000	$—
Distribution reinvested	$—	$1,504,000
Payable to related party	$—	$10,000
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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
Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004. At March 31, 2011, we owned a 99.88% general partner interest in the Operating Partnership while the Advisor owned a 0.12% limited partnership interest. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
2. Public Offerings
On January 6, 2006, we commenced a public offering of a minimum of 125,000 shares and a maximum of 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale to the public (the “Primary Offering”) and 11,000,000 shares for sale pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on June 1, 2009 upon raising gross offering proceeds of approximately $172.7 million from the sale of approximately 21.7 million shares, including shares sold under the distribution reinvestment plan. On June 10, 2009, the U.S. Securities Exchange Commission (“SEC”) declared our follow-on offering effective and we commenced a follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale to the public (the “Follow-On Offering”) and 21,100,000 shares for sale pursuant to our dividend reinvestment plan. The Primary Offering and Follow-On Offering are collectively referred to as the “Offerings”. We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of our advisor, to serve as the dealer manager for the Offerings. PCC is responsible for marketing our shares being offered pursuant to the Offerings.
On November 23, 2010 we informed our investors of several decisions made by the board of directors for the health of our REIT. Effective November 23, 2010, we stopped making and or accepting offers to purchase shares of our stock while our board of directors evaluates strategic alternatives to maximize value. The board of directors continues to evaluate such alternatives and has engaged consultants to assist in identifying such alternatives
As of March 31, 2011, approximately 20.9 million shares of our common stock had been sold in our Primary Offering and Follow-On Offering for aggregate gross proceeds of approximately $167.1 million. This excludes shares issued under our distribution reinvestment plan.
3. Summary of Significant Accounting Policies
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on various assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the critical accounting policies previously disclosed in that report except as discussed below.

Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2010 Annual Report on Form 10-K as filed with the SEC. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, notes receivable, note receivable from related party, tenant and other receivables, other assets, deferred costs and deposits, deferred financing costs, payable to related parties, prepaid rent, security deposits and deferred revenue, accounts payable and accrued liabilities, distribution payable and notes payable. We consider the carrying values to approximate fair value for such financial instruments, with the exception of notes receivable, note receivable from related party and notes payable discussed below, because of the short period of time between origination of the instruments and their expected payment.
The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of March 31, 2011 and December 31, 2010, the fair value of notes payable was approximately $35.5 million and $35.9 million, compared to the carrying value of approximately $35.5 million and $35.9 million, respectively.
The fair value of notes receivable is estimated using current rates at which management believes similar loans would be made and had been calculated to approximate the carrying value. As of March 31, 2011 and December 31, 2010, the fair value of notes receivable was approximately $4.0 million and $3.9 million, compared to the carrying value of approximately $4.0 million and $4.0 million, respectively.
The fair value of note receivable from related party is estimated using current rates at which management believes similar loans would be made with similar terms and maturities. As March 31, 2011 and December 31, 2010, the fair value of notes receivable was approximately $6.9 million and $8.0 million, compared to the carrying value of approximately $8.0 million and $8.0 million, respectively.

4. Investments in Real Estate
As of March 31, 2011, our portfolio consists of thirteen properties which were approximately 71.76% leased. The following table provides summary information regarding our properties.

						March 31,
			Square	Purchase		2011
Property	Location	Date Purchased	Footage	Price	Debt	% Leased
2111 South Industrial Park	North Tempe, AZ	June 1, 2006	26,800	$1,975,000	$—	82.09%
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—	100.00%
15172 Goldenwest Circle	Westminster, CA	December 1, 2006	102,200	11,200,000	2,257,000	0.00%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	3,757,000	74.23%
Mack Deer Valley	Phoenix, AZ	January 21, 2007	180,985	23,150,000	3,092,000	97.30%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	26.07%
Pinnacle Park Business Center	Phoenix, AZ	October 2, 2007	159,661	20,050,000	3,639,000	100.00%
Orlando Small Bay Portfolio
Carter	Winter Garden, FL	November 15, 2007	49,125			50.38%
Goldenrod	Orlando, FL	November 15, 2007	78,646			77.35%
Hanging Moss	Orlando, FL	November 15, 2007	94,200			91.08%
Monroe South	Sanford, FL	November 15, 2007	172,500			58.29%

Orlando Small Bay Portfolio			394,471	37,128,000	15,860,000	68.90%

Monroe North Commerce Center	Sanford, FL	April 17, 2008	181,348	14,275,000	6,835,000	73.16%

1830 Santa Fe	Santa Ana, CA	August 5, 2010	12,200	1,315,000	—	100.00%

			1,245,039	$135,593,000	$35,440,000	71.76%

As of March 31, 2011, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

			Acquired		Acquired
			Above-		Below-
		Buildings and	Market	In-Place	Market
	Land	Improvements	Leases	Lease Value	Leases
Investment in real estate	$38,680,000	$93,993,000	$1,700,000	$1,992,000	$(824,000)
Less: accumulated depreciation and amortization	—	(10,162,000)	(1,572,000)	(1,735,000)	716,000

Net investments in real estate and related lease intangibles	$38,680,000	$83,831,000	$128,000	$257,000	$(108,000)

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

Depreciation expense associated with buildings and improvements and site improvements for the three months ended March 31, 2011 and 2010 was $0.7 million and $0.7 million, respectively.
Net amortization expense associated with the lease intangible assets and liabilities for the three months ended March 31, 2011 and 2010 was $57,000 and $87,000, respectively. Estimated net amortization expense for April 1, 2011 through December 31, 2011 and each of the four subsequent years is as follows:

Lease Intangibles Amortization
April 1, 2011 to December 31, 2011	$123,000
2012	$82,000
2013	$51,000
2014	$12,000
2015	$9,000
The estimated useful lives for lease intangibles range from approximately one month to four years. As of March 31, 2011, the weighted-average amortization period for in-place leases, acquired above market leases and acquired below market leases were 4.1 years, 4.7 years and 3.5 years, respectively.
Leasing Commissions
Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term. As of March 31, 2011 and December 31, 2010, we had recorded approximately $0.5 million and $0.5 million in leasing commissions, respectively. Amortization expense for the three months ended March 31, 2011 and 2010 was approximately $32,000 and $27,000, respectively.
5. Allowance for Doubtful Accounts
Our allowance for doubtful accounts was $0.4 million as of March 31, 2011 and December 31, 2010.
6. Concentration of Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments, notes receivable and note receivable from related party. Refer to Notes 7 and 8 below with regard to credit risk evaluation of notes receivable and note receivable from related party. Cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements far-reaching changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provided unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of March 31, 2011, none of our depository accounts are in excess of the federal deposit insurance nor SIPC insured limits, as such, we do not have credit risks related to these depository accounts.
As of March 31, 2011, we owned four properties in the state of California, three properties in the state of Arizona and six properties in the state of Florida. Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.
7. Notes Receivable
Pursuant to agreements originally entered into in May 2008, and amended in March 2009 and May 2010, we committed to loan up to $8.75 million at a rate of 10% per year to two real estate operating companies, Servant Investments, LLC and Servant Healthcare Investments, LLC (collectively, “Servant”). The commitment was fully funded in December 2010, and the loans mature on May 19, 2013. Servant is party to an alliance with the managing member of our Advisor.
On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral as of March 31, 2011 and borrower’s business models and future. During the quarter ended September 30, 2009, we concluded that the collectability of one note cannot be reasonably assured and therefore, we recorded a note receivable reserve of approximately $4.8 million against the balance of the note related to Servant Investment, LLC.

The following table reconciles notes receivable from January 1, 2011 to March 31, 2011 and January 1, 2010 to March 31, 2010:

	2011	2010
Balance at January 1,	$4,000,000	$2,875,000
Additions:
Additions to note receivable	—	250,000
Deductions:
Note receivable repayments	—	—
Note receivable impairments	—	—

Balance at March 31,	$4,000,000	$3,125,000

As of March 31, 2011 and December 31, 2010, the impaired notes receivable had a net zero balance. It is our policy to recognize interest income on the reserved loan advances on a cash basis. We continue to explore repayment alternatives with the borrower. Interest accruals are resumed on this note receivable only when they are brought current with respect to interest and when in the judgement of management, the loan is estimated to be fully collectible as to all principal and interest. For the three months ended March 31, 2011 and 2010, interest income related to the impaired note receivable was approximately $0 and $0.2 million, respectively.
As of March 31, 2011 and December 31, 2010, the note receivable related to Servant Healthcare, LLC had a balance of approximately $4.0 million and $3.1 million respectively. Interest income for the three months ended March 31, 2011 and 2010, was approximately $0.1 million and $75,000 respectively. This note is secured by fees to be earned by Servant under a subadvisory agreement with our Advisor that is currently under renegotiation. The fees securing our note may be at risk. A significant change in Servant’s role in the arrangement could negatively affect Servant’s cash flow and their ability to repay the loan. Management has assessed this increased credit risk at March 31, 2011 and has concluded impairment is not probable at this time.
8. Note Receivable from Related Party
On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC, a Delaware limited liability company owned and managed by Cornerstone Ventures Inc., an affiliate of our advisor. The loan was made in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community known as Sherburne Commons located on the exclusive island of Nantucket, MA. The loan matures on January 1, 2015, with no option to extend and bears interest at a fixed rate of 8.0% for the term of the loan. Interest will be paid monthly with principal due at maturity. Under the terms of the loan, we are entitled to receive additional interest in the form of a 40% participation in the “shared appreciation” of the property, which is calculated based on the net sales proceeds if the property is sold, or the property’s appraised value, less ordinary disposition costs, if the property has not been sold by the time the loan matures. Prepayment of the loan is not permitted without our consent and the loan is not assumable.
On a quarterly basis, we evaluate the collectability of our notes receivable from related parties. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral as of March 31, 2011 and borrower’s business models and future. For the three months ended March 31, 2011 and March 31, 2010, we did not record any impairment on the note receivable from related parties.
The following table reconciles the note receivable from related parties from January 1, 2011 to March 31, 2011 and January 1, 2010 to March 31, 2010:

	2011	2010
Balance at January 1,	$8,000,000	$6,911,000
Additions:
Additions to note receivable from related parties	—	364,000
Deductions:
Repayments of note receivable from related parties	—	—

Balance at March 31,	$8,000,000	$7,275,000
As of March 31, 2011 and December 31, 2010, the loan balance was approximately $8.0 million. Leasing at the Sherburne Commons has been lower than budgeted and, to preserve cash flow for operating requirements, the borrower has suspended interest payments. Accordingly, we began recording interest on a cash receipt basis on the first quarter of 2011 for this loan. For the three months ended March 31, 2011 and 2010, interest income from this mortgage loan commitment was approximately $59,000 and $145,000, respectively. In light of this increased credit risk, we have performed a review of the underlying collateral and borrower’s business models and future strategies for the property. Based on this assessment we have concluded that there is no impairment at March 31, 2011. However, should conditions worsen an impairment charge could be required in the future.

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
9. Payable to Related Parties
Payable to related parties at December 31, 2010 consists of offering costs, acquisition fees, expense reimbursements, sales commissions and dealer manager fees payable to the Advisor and PCC.
10. Equity
Common Stock
Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of March 31, 2011, we had cumulatively issued approximately 20.9 million shares of common stock for a total of approximately $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. As of December 31, 2010, we had issued approximately 20.9 million shares of common stock for a total of approximately $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. On November 23, 2010, we stopped making and accepting offers to purchase shares of our stock.
Distributions
Distributions paid to stockholders for the three months ended March 31, 2011 were approximately $0.5 million, all of which was paid in cash. Total cash distributions paid for the three months ended March 31, 2011 was 100% funded from cash provided by operating activities.
We have adopted a distribution reinvestment plan that allows our stockholders to have distributions and other distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 21,100,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share. As of March 31, 2011 and December 31, 2010, approximately 2.3 million shares had been issued under the distribution reinvestment plan. On November 23, 2010, our board of directors approved the amendment of our operating agreement to terminate the distribution reinvestment plan indefinitely effective December 14, 2010. As a result, distributions were paid entirely in cash during the period December 14, 2010 and March 31, 2011.
We cannot provide any assurance regarding if or when we will resume our distribution reinvestment plan.
The following are the distributions declared during the three months ended March 31, 2011 and 2010:

				Cash flows from
	Distribution Declared (2)			operating
Period	Cash	Reinvested	Total	activities
First quarter 2010 (1)	$1,221,000	$1,490,000	$2,711,000	$1,103,000
First quarter 2011	$454,000	$—	$454,000	$481,000

(1)	Distributions declared represented a return of capital for tax purposes.

(2)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. Until proceeds from our offering are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.

The declaration of distributions is at the discretion of our board of directors and our board will determine the amount of distributions on a regular basis. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deem relevant. On November 23, 2010, our board of directors resolved to lower our distributions to an annualized rate of $0.08 per share (1% based on a share price of $8.00). The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.
From our inception in October 2004 through March 31, 2011, we declared aggregate distributions of $32.4 million and our cumulative net loss during the same period was $17.5 million.
Stock Repurchase Program
On November 23, 2010, our board of directors concluded that we would not have sufficient funds available to us to fund any redemptions during 2011. Accordingly, our board of directors suspended our stock repurchase program to suspend redemptions under the program effective December 31, 2010. We can make no assurance as to when and on what terms redemptions will resume. Our board has the authority to resume, suspend again, or terminate the share redemption program at any time upon 30 days written notice to our stockholders. Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources.
During the three months ended March 31, 2011, we redeemed shares pursuant to our stock repurchase program as follows:

Total Number of Shares
Period	Redeemed (1)	Average Price Paid per Share

January 2011	47,146	$7.82
February 2011	—	$—
March 2011	—	$—

47,146

During the three months ended March 31, 2011, we received requests to have an aggregate of 19,694 shares redeemed pursuant to our stock repurchase program, however, due to the current suspension of the stock repurchase program we were not able to fulfill any of these requests.
During the three months ended March 31, 2010, we redeemed shares pursuant to our stock repurchase program as follows:

	Total Number of Shares
Period	Redeemed (1)	Average Price Paid per Share
January 2010	249,146	$7.46
February 2010	100,999	$7.63
March 2010	159,479	$7.76

	509,624

(1)	As long as our common stock is not listed on a national securities exchange or traded on an over -the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased. As noted above, this program was suspended effective December 31, 2010 for an indefinite period.
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

Effective January 1, 2006, we adopted the provisions of, FASB ASC 718-10, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. On August 6, 2008 and August 8, 2007, we granted our non-employee directors nonqualified stock options to purchase an aggregate of 20,000 and 20,000 shares of common stock, respectively, at an exercise price of $8.00 per share. Of these options, 15,000 lapsed on November 8, 2008 due to the resignation of one director from the board of directors on August 6, 2008. Outstanding stock options became immediately exercisable in full on the grant date, expire in ten years after the grant date, and have no intrinsic value as of March 31, 2011. For the three months ended March 31, 2011 and 2010, we did not incur any non-cash compensation expenses. No stock options were exercised or canceled during the three months ended March 31, 2011. In connection with the registration of the shares in our follow-on offering, we have suspended the issuance of options to our independent directors under the Plan, and we do not expect to issue additional options to our independent directors until we cease offering shares pursuant to our offering.
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
As of March 31, 2011, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.6 million, including approximately $0.1 million of organizational costs that was expensed and approximately $5.5 million of offering costs which reduce net proceeds of our offerings. Of this amount, $4.4 million reduced the net proceeds of our initial public offering and $1.1 million reduced the net proceeds of our follow-on offering. As of December 31, 2010, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.6 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $5.5 million of offering costs which reduced net proceeds of our offerings. Of this amount, $4.5 million reduced the net proceeds of our initial public offering and $1.1 million reduced the net proceeds of our follow-on offering.
Acquisition Fees and Expenses. The advisory agreement requires us to pay the Advisor acquisition fees in an amount equal to 2% of the gross proceeds of our primary offering. We will pay the acquisition fees upon receipt of the gross proceeds from our primary offering. However, if the advisory agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the three months ended March 31, 2011 and 2010, the Advisor earned approximately $0 and $13,000 of acquisition fees, respectively, and are included in real estate acquisition costs of our condensed consolidated statement of operations.
Management Fees. The advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate book basis carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). For the three months ended March 31, 2011 and 2010, the Advisor earned $0.4 million and $0.4 million, respectively of asset management fees, which were expensed and included in asset management fees and expenses in our condensed consolidated statement of operations. In addition, we will reimburse the Advisor for the direct and indirect costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf. These fees and expenses are in addition to management fees that we pay to third party property managers. For the three months ended March 31, 2011 and 2010, the Advisor earned $45,000 and $38,000, respectively, of such direct and indirect costs and expenses on our behalf, which are included in asset management fees and expenses in our condensed consolidated statement of operations.
Operating Expenses. The advisory agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us. For the three months ended March 31, 2011 and 2010, $0.2 million and $0.2 million of such costs, respectively, were reimbursed and included in general and administrative expenses in our condensed consolidated statement of operations. The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.
Property Management Fees. The advisory agreement provides that if we retain our advisor or an affiliate to manage and lease some of our properties, we will pay a market-based property management fee or property leasing fee, which may include reimbursement of our advisor’s or affiliate’s personnel costs and other costs of managing the properties. For the three months ended March 31, 2011 and 2010, the advisor earned approximately $5,000 and $8,000, respectively, of such property management fees, which are included in property operating and maintenance expenses.
Disposition Fee. The advisory agreement provides that if the Advisor or its affiliates provide a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the Advisor or such affiliate shall receive at closing a disposition fee up to 3% of the sales price of such property or properties. This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. We will pay the disposition fees for a property at the time the property is sold. For the three months ended March 31, 2011 and 2010, we did not incur any of such fees.
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
Dealer Manager Agreement
PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in our primary offerings. PCC, as dealer manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in our primary offerings. The dealer manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in our primary offerings. The advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) in excess of 13.5% of gross proceeds from our offerings. For the three months ended March 31, 2011 and 2010, our dealer manager earned sales commission and dealer manager fees of approximately $0 and $53,000, respectively. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.
12. Notes Payable
We have total debt obligations of $28.6 million that will mature in August and September of 2011. We are pursuing options for restructuring these debts and other repayment alternatives, including asset sales, sourcing additional equity capital and obtaining new financing that will reposition the assets. However, there can be no assurance that we will be successful in executing such debt restructuring or repayment options. If we are unable to obtain alternative financing or sell properties in order to repay the debt, this could result in the lenders foreclosing on properties. Based on the various options available to us and ongoing discussions with our lenders, management believes that we will be able to meet or successfully restructure our debt obligations.
In connection with our notes payable, we had incurred financing costs totaling approximately $2.0 million and $2.0 million, as of March 31, 2011 and December 31, 2010, respectively. These financing costs have been capitalized and are being amortized over the life of the agreements. For the three months ended March 31, 2011 and 2010, approximately $84,000 and $53,000, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.
HSH Nordbank AG
We amended our credit agreement with HSH Nordbank AG, New York Branch in September, October and November 2010, extending the credit facility maturity date from September 20, 2010 to September 30, 2011. As a part of these amendments, we made a principal reduction payment of approximately $2.8 million and paid extension fees of $130,000 during 2010. We may not draw additional funds under this credit agreement. The other terms of the credit agreement remain in full force and effect. We made principal reduction payments of $0.4 million during the three months ended March 31, 2011 and are required make additional principal reduction payments of $0.3 million between July 1, 2011 and September 30, 2011. In addition, the amendment to the credit agreement requires us to use commercially reasonable efforts to pay off the outstanding principal balance of the loan with proceeds from refinancing with an unaffiliated lender or from the sale of one or more of our properties in one or more arm’s length all-cash transactions. The borrowing rate is based on 30-day LIBOR plus a margin ranging from 350 to 375 basis points. As of March 31, 2011 and December 31, 2010, the outstanding principal amount of our obligations under the credit agreement was approximately $12.7 million and $13.1 million, respectively. The weighted average interest rate as of March 31, 2011 and December 31, 2010 was 3.76% and 2.11%, respectively. The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value. As of March 31, 2011, we were in compliance with all these financial covenants.
Wells Fargo Bank, National Association
On November 13, 2007, we entered into a loan agreement with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, N.A to facilitate the acquisition of properties during our offering period. The terms of the secured loan agreement provided for a borrowing amount of up to $22.4 million, which was reduced to $15.9 million as of November 31, 2009, at an interest rate of 140 basis points over 30-day LIBOR, secured by specified real estate properties. The loan agreement had a maturity date of

November 13, 2010, and provided for prepayment without penalty. Through a series of amendments, we have extended the maturity date from November 13, 2010 to August 13, 2011. We are working with the lender to implement a longer term refinancing plan that may require us to pledge additional properties as collateral for the loan. The entire $22.4 million available under the terms of the loan was used to finance an acquisition of properties that closed on November 15, 2007. As of March 31, 2011 and December 31, 2010, we had net borrowings of approximately $15.9 million and $15.9 million, respectively under the loan agreement. The weighted average interest rate as of March 31, 2011 and December 31, 2010 was 1.66%. This loan agreement contains various reporting covenants including providing periodic balance sheet, statements of income and expenses of borrower and each guarantor, statement of income and expenses and changes in financial position of each secured property and cash flow statements of borrower and each guarantor.
Transamerica Life Insurance Company
In connection with our acquisition of Monroe North CommerCenter, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”). Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica secured mortgage loan. The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum. As of March 31, 2011 and December 31, 2010, we have an outstanding balance of approximately $6.8 million and $6.9 million, respectively, under this loan agreement. This Loan Assumption Agreement contains various reporting covenants including annual income statement, rent roll, operating budget and narrative summary of leasing prospects for vacant spaces. As of March 31, 2011, we were in compliance with all these reporting covenants. The monthly payment on this loan is approximately $50,370. During the three months ended March 31, 2011 and 2010, we incurred $0.1 million and $0.1 million of interest expense, respectively, related this loan.
The principal payments due on Monroe North CommerCenter mortgage loan for April 1, 2011 to December 31, 2011 and each of the subsequent years is as follows:

Year	Principal amount
April 1, 2011 to December 31, 2011	$154,000
2012	$217,000
2013	$230,000
2014 and thereafter	$6,234,000
13. Commitments and Contingencies
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
Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position, results of operations, and cash flows. We are also subject to contingent losses related to the notes receivable and note receivable from related party. For further details see Note 7 and 8. We are not presently subject to any material litigation nor, to our knowledge, any material litigation threatened against us which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.
14. Subsequent Event
On April 14, 2011, we amended our promissory note with Wells Fargo Bank, National Association, to extend the maturity date from May 13, 2011 to August 13, 2011. All other terms of the promissory note remain in full force and effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.
This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified herein and in Part II, Item 1A herein and Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).
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
On November 23, 2010, management informed investors of several decisions made by our board of directors:
•	Effective November 23, 2010, we discontinued making or accepting offers to purchase shares of stock in our public offering while our board of directors evaluates strategic alternatives to maximize value.
•	Effective December 14, 2010, we suspended our distribution reinvestment plan. As a result, all distributions paid after that date will be in cash until further notice.
•	Effective December 1, 2010, our board of directors resolved to reduce distributions on our common stock to a current annualized rate of $0.08 per share (1% based on a share price of $8.00), from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), in order to preserve capital that may be needed for capital improvements, debt repayment or other corporate purposes.
•	Our board of directors approved an amendment to our stock repurchase program to suspend redemptions under the program, effective December 31, 2010.
Our board of directors continues to evaluate strategic alternatives to reposition the company and preserve and increase shareholders’ value.
We used the net proceeds from our initial public offering to invest primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States. At such time we resume the follow-on offering, we intend to use the net proceeds from our follow-on offering to acquire additional real estate investments and pay down temporary acquisition financing on our existing asset.
As of March 31, 2011, we had raised approximately $167.1 million of gross proceeds from the sale of approximately 20.9 million shares of our common stock in our initial public offering and follow-on offering and had acquired thirteen properties.
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
Market Outlook — Real Estate and Real Estate Finance Markets
During 2010, significant and widespread concerns about credit risk and access to capital experienced during 2009 began to subside. Concerns of a double-dip recession have diminished as a number of economic indicators have improved. Increased trade volume in 2010 spurred increased leasing activity in many west coast industrial markets. However, if economic uncertainty persists, we may continue to experience significant vacancies and expect to be required to reduce rental rates on occupied space.
Despite recent positive economic indicators, both the national and most global economies have experienced continued volatility throughout 2010. These conditions, combined with stagnant business activity and low consumer confidence, have resulted in a challenging operating environment.
As a result of the decline in general economic conditions, the U.S. commercial real estate industry has also been experiencing deteriorating fundamentals across all major property types and most geographic markets. These market conditions have and will likely continue to have a significant impact on our real estate investments. In addition, these market conditions have impacted our tenants’ businesses, which makes it more difficult for them to meet current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Increases in rental concessions given to retain tenants and maintain our occupancy level, which is vital to the continued success of our portfolio, has resulted in lower current cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, would result in additional decreases in cash flows.
Until market conditions are more stable, we expect to continue to limit capital expenditures, focusing on those capital expenditures that preserve value or generate rental revenue. However, if we experience an increase in vacancies, we may incur costs to re-lease properties and pay leasing commissions.
Critical Accounting Policies
There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC except as discussed in Note 3 to our financial statements contained in this report.
Results of Operations
As of March 31, 2011, we owned thirteen properties. Twelve of these properties were acquired from June of 2006 through April 2008. In August 2010, we acquired an additional property for a purchase price of approximately $1.3 million.
Three months ended March 31, 2011 and 2010
Rental revenues and tenant reimbursements decreased to $2.0 million for the first quarter of 2011 from $2.4 million for the first quarter of 2010. The decrease is due to lower overall occupancy rate. In the fourth quarter of 2010, one property, representing approximately 8% of total rentable square feet in our portfolio was vacated and has not yet been re-leased. In addition, lower average lease rental rates and longer lease up periods for vacant space had a negative effect on the first quarter 2011 rental revenues and tenant reimbursements. This effect was partially offset by approximately $26,000 of revenue from the acquisition of the Santa Fe property in the third quarter of 2010.
Interest income from notes receivable decreased to $0.2 million for the three months ended March 31, 2011 from $0.4 million for the three months ended March 31, 2010 due to non-payment of interest on the loan receivable from Servant Investments LLC and only partial payment of interest due on the related party loan during in the first quarter of 2011.
Property operating and maintenance expense for the first quarter of 2011 was comparable to the first quarter of 2010. This was primarily due to a lower reversal of bad debt expense as first quarter of 2010 benefited from the substantial collection of previously reserved tenant receivables, while only a small recovery was received in the first quarter of 2011, offset by lower property taxes, refurbishment costs and management expense.

General and administrative expense were comparable for the first quarter of 2011 and 2010 in the aggregate. Lower Advisor cost reimbursements and professional fees in the first quarter of 2011 were partially offset by higher insurance costs.
Asset management fees were comparable for the first quarter of 2011 and 2010.
Real estate acquisition costs decreased to $0 for the first quarter of 2011 from $6,000 for the first quarter of 2010 as no proceeds were raised in our public offering during the first quarter of 2011. Acquisition fees are incurred based on proceeds raised.
Depreciation and amortization was $0.8 million for the first quarter of 2011 and the first quarter of 2010. An increase in depreciation and amortization expense resulting from the acquisition of the Santa Fe property in the third quarter of 2011 was offset by lower expense resulting from property impairments recorded during 2010.
Interest expense increased to $0.4 million for the first quarter of 2011 from $0.3 million for the first quarter of 2010, due to an increase in the interest rate associated with the HSH Nordbank note payable extension and the amortization of the deferred financing costs related to the this extension. This increase was partially offset by the lower interest expense as a result of the principal payments of $2.7 million and $0.4 million made on the HSH Nordbank note during the fourth quarter of 2010 and first quarter of 2011, respectively.
Liquidity and Capital Resources
On November 23, 2010, our board of directors made a decision to stop making or accepting offers to purchase shares of our stock in our follow-on offering while evaluating strategic alternatives to maximize values and preserve the capital of our stockholders. During this time, we expect the primary sources of cash to be rental revenues, tenant reimbursements and interest income. We also expect our primary uses of cash to be for the (1) repayment of notes payable principal, (2) payment of tenant improvements and leasing commissions, (3) operating expenses, (4) interest expense on any outstanding indebtedness, and (5) cash distributions. To the extent cash flow from operations is not enough to satisfy debt obligations and we are not able to refinance or obtain new financing, we may have to raise cash by selling one or more properties.
As of March 31, 2011, we had sold 0.4 million shares in our follow-on offering for gross proceeds of approximately $3.4 million. Our board of directors is currently evaluating strategic alternatives for our follow-on offering, but we do not expect our follow-on offering to be a material source of capital until such evaluation is completed.
As of March 31, 2011, we had approximately $1.0 million in cash and cash equivalents on hand.
Short Term Liquidity Requirements
In addition to the capital requirements for recurring capital expenditures, tenant improvements and leasing commissions, we may have to incur expenditures for renovation of our properties such as increasing the size of the properties by developing additional rentable square feet and or making the space more appealing to potential industrial tenants.
Credit Facilities
We have total debt obligations of $28.6 million that mature in August and September of 2011. Of this amount, $12.7 million is outstanding on a credit facility with HSH Nordbank and $15.9 million is outstanding on a credit facility with Wells Fargo Bank. We are pursuing options for restructuring and repaying these debts including asset sales, sourcing additional equity capital and obtaining new financing that will reposition the assets. We expect to repay HSH Nordbank loan upon maturity with proceeds from a sale of real estate or refinancing of assets. We have extended the Wells Fargo Bank loan maturity date from November 13, 2010 to August 13, 2011 in a series of short-term extensions, while working with the lender to implement a plan that may include one or a combination of further extension of the loan, paying down a portion of the principal, sale of real estate assets and or pledging additional properties as collateral.
However, there can be no assurance that we will be successful in executing such restructuring or repayment to allow us to meet our debt obligations during the twelve months ending March 31, 2012. If we are unable to obtain alternative financing or sell properties in order to repay the debt, this could result in the lenders foreclosing on properties. Based on the various options available to us and ongoing discussions with its lenders, management believes that we will be able to meet or successfully restructure our debt obligations.
Distributions
Our board of directors resolved to reduce distributions on our common stock to a current annualized rate of $0.08 per share (1% based on a share price of $8.00) from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), effective December 1, 2010. We expect to pay these distributions from cash flow from operations. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.
For the three months ended March 31, 2011, cash distributions to stockholders of approximately $0.5 million were paid from cash flow from operations.
Organization and offering costs
As of March 31, 2011, our advisor and its affiliates had incurred on our behalf cumulative organizational and offering costs totaling approximately $5.6 million, including approximately $0.1 million of organizational costs that was expensed and approximately $5.5 million of offering costs which reduce net proceeds of our offerings. Of this amount, $4.4 million reduced the net proceeds of our initial public offering and $1.1 million reduced the net proceeds of our follow-on offering.
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
We will endeavor to repay any temporary acquisition debt financing by raising additional equity or selling properties so that we will own our properties with no permanent financing. Financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets. Our ability to fund property acquisitions or development projects, as well as our ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all.
Other than the conditions discussed above and market conditions discussed under the caption “Market Outlook—Real Estate and Real Estate Finance Markets,” we are not aware of any material trends or uncertainties, favorable or unfavorable, affecting real estate generally, which we anticipate may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.
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
Our calculations of FFO and MFFO for the three months ended March 31, 2011 and 2010 are presented below:

	Three months ended
	March 31,
	2011	2010
Net (loss) income	$(772,000)	$20,000

Adjustments:
Net (loss) income attributable to noncontrolling interest	—	—
Real estate assets depreciation and amortization	833,000	824,000

Funds from operations (FFO)	$61,000	$844,000

Adjustments:
Real estate acquisition costs	$—	$6,000
Reverse amortization of above/below market rent	4,000	15,000
Straight line rent	32,000	(67,000)

Modified funds from operations (MFFO)	$97,000	$798,000

Weighted average shares	23,039,021	23,003,489

FFO per weighted average shares	$0.00	$0.04
MFFO per weighted average shares (1)	$0.00	$0.03

(1)	Effective November 23, 2010, we stopped making and or accepting offers to purchase shares of our stock, as a result, we did not raise capital in the first quarter of 2011. The results presented for the periods in this table are not directly comparable and should not be considered an indication of our historical operating performance.
The following are the distributions declared during the three months ended March 31, 2011 and 2010:

					Cash flows from
	Distribution Declared (2)			Funds from	operating
Period	Cash	Reinvested	Total	Operations	activities
First quarter 2010 (1)	$1,221,000	$1,490,000	$2,711,000	$844,000	$1,103,000
First quarter 2011	$454,000	$—	$454,000	$61,000	$481,000

(1)	Distributions declared represented a return of capital for tax purposes.

(2)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. Until proceeds from our offering are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.

Contractual Obligations
The following table reflects our contractual obligations as of March 31, 2011, specifically our obligations under long-term debt agreements and notes receivable:

	Payment due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Long-Term Debt Obligations (1)	$35,440,000	$28,812,000	$6,628,000	$—	$—
Interest expense related to long term debt (2)	$1,698,000	$703,000	$995,000	$—	$—

(1)	This represents the sum of a credit agreement with HSH Nordbank, AG and loan agreements with Wells Fargo Bank National Association and Transamerica Life Insurance Company.

(2)	Interest expenses related to the credit agreement with HSH Nordbank, AG and loan agreement with Wells Fargo National Association are calculated based on the loan balances outstanding at March 31, 2011, one month LIBOR at March 31, 2011 plus appropriate margin ranging from 1.40% and 3.75%. Interest expense related to loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum.
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
As of March 31, 2011, we had borrowed approximately $28.6 million under our variable rate credit facility and loan agreement. An increase in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders. Based on the debt outstanding as of March 31, 2011, a 1% change in interest rates would result in a change in interest expense of approximately $286,000 per year.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting, at the reasonable assurance level, as of the end of the period covered by this report.
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
The following risk supplements the risks disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2010.
We have, and may in the future, pay distributions from sources other than cash provided from operations.
Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. The distributions paid for the four quarters ended March 31, 2011 were approximately $8.7 million. Of this amount approximately $3.9 million was reinvested through our dividend reinvestment plan and approximately $4.8 million was paid in cash to stockholders. For the four quarters ended March 31, 2011 cash flow from operations and FFO were approximately $1.7 million and a loss of $0.5 million, respectively. Accordingly, for the four quarters ended March 31, 2011, total distributions exceeded cash flow from operations and FFO for the same period. During the four quarters ended March 31, 2011, total distributions paid in cash exceeded cash flow from operations and FFO for the same period. We used offering proceeds to pay cash distributions in excess of cash flow from operations during the fourth quarters ended March 31, 2011.
Any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on your investment. The dealer manager of our currently suspended public offering has recently experienced significant personnel reductions. As a result, we do not expect that we will be able to recommence our public offering unless and until we are able to engage a new dealer manager. We may have difficulty finding a qualified dealer manager and/or advisor, and any successor dealer manager or advisor may not be as well suited to manage us or our offering. These potential changes could result in a significant disruption of our business and may adversely affect the value of your investment in us.
We are dependent on our advisor to manage our operations and our portfolio of real estate assets. Our advisor depends upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of our properties to conduct its operations. To date, the fees we pay to our advisor have been inadequate to cover its operating expenses. To cover its operational shortfalls, our advisor has relied on cash raised in private offerings of its sole member. If our advisor is unable to secure additional capital, it may become unable to meet its obligations and we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of your investment in us.
We may have difficulty finding a new qualified dealer manager, and any change in the dealer manager will require our public offering to remain suspended until regulatory approvals are obtained. Such a suspension could last months, and we cannot assure you that the necessary regulatory approvals would be obtained. In addition, any new dealer manager we engage may fail to raise significant capital. If we fail to raise significant capital, our portfolio will be less diversified and the value of your investment in us will vary more greatly with changes in the value of any one asset. Moreover, our general and administrative expenses will be greater in proportion to our assets, which will adversely affect your returns.

We no longer have funds available from the distribution reinvestment plan offering to use for general corporate purposes, therefore we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions.
Historically, we used a portion of the proceeds from our distribution reinvestment plan for general corporate purposes, including capital expenditures on our real estate investments, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; and the repayment of debt. Because our distribution reinvestment plan was suspended on December 14, 2010, we no longer have distribution reinvestment plan proceeds available for such general corporate purposes. Because such funds are not available from the distribution reinvestment plan offering, we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a ) We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-Q.
(b) Not applicable
(c) During the three months ended March 31, 2011, we redeemed shares pursuant to our stock repurchase program as follows:

Approximate Dollar Value of
Shares Available That May Yet
	Total Number of Shares	Average Price Paid	Be Redeemed Under the
Period	Redeemed (1)	per Share	Program
January 2011	47,146	$7.82	$—
February 2011	—	$—	$—
March 2011	—	$—	$—

47,146

(1)	As long as our common stock is not listed on a national securities exchange or traded on an over —the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased.
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
During the three months ended March 31, 2011, we received requests to have an aggregate of 19,694 shares redeemed pursuant to our stock repurchase program, however, due to the current suspension of the stock repurchase program we were not able to fulfill any of these requests.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of May, 2011.

CORNERSTONE CORE PROPERTIES REIT, INC.
By:	/s/ Terry G. Roussel
Terry G. Roussel, Chief Executive Officer

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)