Form 10-Q
period 2011-06-30
Cornerstone Core Properties REIT, Inc.
filed 2011-08-15
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
☑ Yes ☐ No
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
☐ Yes ☑ No
As of August 12, 2011, we had 23,027,235 shares issued and outstanding.

PART I — FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Core Properties REIT, Inc.
TABLE OF CONTENTS

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$1,544,000	$2,014,000
Investments in real estate
Land	11,461,000	18,073,000
Buildings and improvements, net	34,661,000	51,921,000
Intangible lease assets, net	118,000	179,000
Property held for sale, net	24,515,000	53,088,000

	70,755,000	123,261,000
Notes receivable, net	2,200,000	4,000,000
Note receivable from related party	—	8,000,000
Non real-estate assets associated with property held for sale	310,000	424,000
Deferred costs and deposits	27,000	32,000
Deferred financing costs, net	147,000	271,000
Tenant and other receivables, net	399,000	446,000
Other assets, net	374,000	549,000
Assets held in variable interest entities:
Cash and cash equivalents	236,000	—
Investments in real estate	9,638,000	—
Accounts receivable, inventory and other assets	195,000	—

Total assets held in variable interest entities:	10,069,000	—

Total assets	$85,825,000	$138,997,000

LIABILITIES AND EQUITY

Liabilities:
Notes payable	$24,430,000	$26,604,000
Accounts payable and accrued liabilities	753,000	646,000
Payable to related parties	113,000	—
Prepaid rent, security deposits and deferred revenue	422,000	661,000
Intangible lease liabilities, net	66,000	89,000
Distributions payable	468,000	157,000
Liabilities associated with property held for sale	3,805,000	9,870,000
Liabilities held in variable interest entities:
Accounts payable and accrued liabilities	289,000	—
Interest payable	57,000	—
Loan payable	128,000	—
Note payable	1,332,000	—

Total liabilities held in variable interest entities:	1,806,000	—

Total liabilities	31,863,000	38,027,000

Commitments and contingencies (Note 14)
Equity:
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,235 and 23,074,381 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	23,000	23,000
Additional paid-in capital	116,229,000	117,520,000
Accumulated deficit	(62,349,000)	(16,690,000)

Total stockholders’ equity	53,903,000	100,853,000
Noncontrolling interest	59,000	117,000

Total equity	53,962,000	100,970,000

Total liabilities and equity	$85,825,000	$138,997,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental revenues	$916,000	$961,000	$1,791,000	$2,043,000
Tenant reimbursements and other income	236,000	272,000	466,000	522,000
Interest income from notes receivable	104,000	364,000	263,000	788,000

	1,256,000	1,597,000	2,520,000	3,353,000
Expenses:
Property operating and maintenance	425,000	405,000	818,000	828,000
General and administrative	755,000	483,000	1,371,000	1,050,000
Asset management fees	411,000	365,000	826,000	828,000
Real estate acquisition costs	—	22,000	—	28,000
Depreciation and amortization	544,000	528,000	1,073,000	1,058,000
Impairment of note receivable	1,650,000	—	1,650,000	—
Impairment of real estate	23,219,000	—	23,219,000	—

	27,004,000	1,803,000	28,957,000	3,792,000

Operating loss	(25,748,000)	(206,000)	(26,437,000)	(439,000)

Interest income	—	2,000	—	3,000
Interest expense	(320,000)	(269,000)	(611,000)	(532,000)

Loss from continuing operations	(26,068,000)	(473,000)	(27,048,000)	(968,000)
Discontinued operations:
(Loss) income from discontinued operations	(18,871,000)	580,000	(18,663,000)	1,095,000

Net (loss) income	(44,939,000)	107,000	45,711,000	127,000
Loss attributable to noncontrolling interest	(52,000)	—	(52,000)	—

Net (loss) income attributable to common stockholders	$(44,887,000)	$107,000	$(45,659,000)	$127,000

Earnings per common share:
Basic and diluted net loss from continuing operations per common share	$(1.11)	$(0.02)	$(1.15)	$(0.04)
Basic and diluted net (loss) income from discontinued operations per common share	$(0.80)	$0.03	$(0.80)	$0.05

Weighted average number of common shares	23,521,838	22,822,774	23,473,816	22,943,713

Dividend declared per common share	$0.02	$0.12	$0.04	$0.24
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Common Stock
		Common	Additional		Total
	Number of	Stock Par	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Value	Capital	Deficit	Equity	Interest	Total Equity
Balance — December 31, 2010	23,074,381	$23,000	117,520,000	$(16,690,000)	$100,853,000	$117,000	$100,970,000
Issuance of common stock	—	—	—	—	—	—	—
Redeemed shares	(47,146)	—	(369,000)	—	(369,000)	—	(369,000)
Offering costs	—	—	—	—	—	—	—
Dividends declared	—	—	(922,000)	—	(922,000)	(6,000)	(928,000)
Net loss	—	—	—	(45,659,000)	(45,659,000)	(52,000)	(45,711,000)

Balance — June 30, 2011	23,027,235	$23,000	$116,229,000	$(62,349,000)	$53,903,000	$59,000	$53,962,000

	Common Stock
		Common	Additional		Total
	Number of	Stock Par	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Value	Capital	Deficit	Equity	Interest	Total Equity
Balance — December 31, 2009	23,114,201	$24,000	128,559,000	$(13,559,000)	$115,024,000	$131,000	$115,155,000
Issuance of common stock	530,863	1,000	4,090,000	—	4,091,000	—	4,091,000
Redeemed shares	(834,363)	—	(6,391,000)	—	(6,391,000)	—	(6,391,000)
Offering costs	—	—	(354,000)	—	(354,000)	—	(354,000)
Dividends declared	—	—	(5,435,000)	—	(5,435,000)	(6,000)	(5,441,000)
Net income	—	—	—	127,000	127,000	—	127,000

Balance — June 30, 2010	22,810,701	$25,000	$120,469,000	$(13,432,000)	$107,062,000	$125,000	$107,187,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net (loss) income	$(45,711,000)	$127,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred financing costs	200,000	105,000
Depreciation and amortization	1,549,000	1,650,000
Straight-line rents and amortization of acquired above (below) market leases, net	3,000	(168,000)
Impairment of note receivable	1,650,000	—
Impairment of real estate	42,492,000	—
Provision for bad debt	(25,000)	(100,000)
Change in operating assets and liabilities:
Tenant and other receivables	147,000	23,000
Prepaid and other assets	130,000	129,000
Payable and accrued liabilities	(8,000)	278,000
Payable to related parties	3,000	(356,000)
Prepaid rent, security deposit and deferred revenues	(168,000)	(124,000)

Net cash provided by operating activities	262,000	1,564,000

Cash flows from investing activities
Real estate improvements	(402,000)	(97,000)
Real estate disposition	9,130,000	—
Escrow deposits	—	(50,000)
Notes receivable proceeds (disbursements)	150,000	(500,000)
Notes receivable from related parties (See Note 8)	(318,000)	(1,009,000)

Net cash provided by (used in) investing activities	8,560,000	(1,656,000)

Cash flows from financing activities
Issuance of common stock	—	1,091,000
Redeemed shares	(369,000)	(6,391,000)
Repayment of notes payable	(8,244,000)	(95,000)
Offering costs	(5,000)	(350,000)
Distributions paid to stockholders	(611,000)	(2,477,000)
Distributions paid to noncontrolling interest	(6,000)	(6,000)
Deferred financing costs	(57,000)	—

Net cash used in financing activities	(9,292,000)	(8,228,000)

Net decrease in cash and cash equivalents	(470,000)	(8,320,000)
Cash and cash equivalents — beginning of period	2,014,000	18,673,000

Cash and cash equivalents — end of period	$1,544,000	$10,353,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$506,000	$452,000
Supplemental disclosure of non-cash financing and investing activities:
Accrual for distribution declared	$468,000	$898,000
Accrued leasing commission payable	$6,000	—
Deferred loan origination fees	$20,000	—
Accrued real estate improvements	$102,000	$—
Distribution reinvested	$—	$3,000,000
Payable to related party, net	$—	$4,000
Elimination of note receivable from related party through consolidation of variable interest entity (See Note 9)
Assets acquired	$10,069,000	—
Liabilities assumed	$1,806,000	—
Elimination of note receivable	$8,263,000	—
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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
Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004. At June 30, 2011, we owned a 99.88% general partner interest in the Operating Partnership while the Advisor owned a 0.12% limited partnership interest. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. These financial statements include consolidation of a variable interest entity (see Note 9). All intercompany accounts and transactions have been eliminated in consolidation.
2. Public Offerings
On January 6, 2006, we commenced a public offering of a minimum of 125,000 shares and a maximum of 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale to the public (the “Primary Offering”) and 11,000,000 shares for sale pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on June 1, 2009 upon raising gross offering proceeds of approximately $172.7 million from the sale of approximately 21.7 million shares, including shares sold under the distribution reinvestment plan. On June 10, 2009, the U.S. Securities Exchange Commission (“SEC”) declared our follow-on offering effective and we commenced a follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale to the public (the “Follow-On Offering”) and 21,100,000 shares for sale pursuant to our dividend reinvestment plan. The Primary Offering and Follow-On Offering are collectively referred to as the “Offerings”. We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of our advisor, to serve as the dealer manager for the Offerings. PCC was responsible for marketing our shares being offered pursuant to the Offerings.
On November 23, 2010 we informed our investors of several decisions made by the board of directors for the health of our REIT. Effective November 23, 2010, we stopped making and or accepting offers to purchase shares of our stock while our board of directors evaluates strategic alternatives to maximize value. The board of directors continues to evaluate such alternatives and has engaged consultants to assist in identifying such alternatives.
As of June 30, 2011, approximately 20.9 million shares of our common stock had been sold in our Offerings for aggregate gross proceeds of approximately $167.1 million. This excludes shares issued under our distribution reinvestment plan.
3. Summary of Significant Accounting Policies
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on various assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the critical accounting policies previously disclosed in that report.

Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2010 Annual Report on Form 10-K as filed with the SEC. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
Fair Value of Financial Instruments
Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 825-10, Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.
Fair value represents the estimate of the proceeds to be received, or paid in the case of a liability, in a current transaction between willing parties. ASC 820, Fair Value Measurement (“ASC 820”) establishes a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Inputs are either observable or unobservable in the marketplace. Observable inputs are based on market data from independent sources and unobservable inputs reflect the reporting entity’s assumptions about market participant assumptions used to value an asset or liability.
Financial assets and liabilities recorded at fair value on the condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:
Level 1. Quoted prices in active markets for identical instruments.
Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value are classified according to the lowest level input that is significant to their valuation. A financial instrument that has a significant unobservable input along with significant observable inputs may still be classified as a level 3 instrument.
We generally determine or calculate the fair value of financial instruments using quoted market prices in active markets when such information is available or use appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.
Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, notes receivable, note receivable from related party, tenant and other receivables, other assets, deferred costs and deposits, deferred financing costs, payable to related parties, prepaid rent, security deposits and deferred revenue, accounts payable and accrued liabilities, distribution payable and notes payable. With the exception of notes receivable, note receivable from related party and notes payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of June 30, 2011 and December 31, 2010, the fair value of notes payable was $27.5 million and $35.9 million, compared to the carrying value of $27.6 million and $35.9 million, respectively. The carrying values noted above include notes classified as liabilities associated with property held for sale totaling $3.2 million and $9.3 million as of June 30, 2011 and December 31, 2010, respectively.
As of June 30, 2011 and December 31, 2010, the fair value of notes receivable was $2.2 million and $3.9 million, compared to the carrying value of $2.2 million and $4.0 million, respectively. The fair value of notes receivable is estimated using current rates at which management believes similar loans would be made. During the period ended June 30, 2011, we determined the note receivable was impaired and therefore have adjusted its carrying value to estimated fair value based on our assessment of the borrower’s business prospects.
At December 31, 2010, the fair value of the note receivable from related party was $8.0 million, consistent with its carrying value, estimated using current rates at which management believes similar loans would be made with similar terms and maturities. On June 30, 2011, we consolidated the related party with which we entered this transaction as we determined that we were the primary beneficiary of the entity at that date (see Note 9).
As a result of our ongoing analysis for potential impairment of our investments in real estate, including properties classified as held for sale and the Goldenwest property sold in June 2011, and a note receivable, we were required to adjust the carrying value of certain assets to their estimated fair values (see Note 4). The following table summarizes these fair value measurements as of June 30, 2011:

	Level 1 Assets	Level 2 Assets	Level 3 Assets
	at Fair Value	at Fair Value	at Fair Value	Total
Investments in real estate	$—	$—	$41,970,000	$41,970,000
Property held for sale	$—	$—	$24,515,000	$24,515,000
Note receivable	$—	$—	$2,200,000	$2,200,000
Variable Interest Entities
The Company analyzes its contractual and/or other interests to determine whether such interests constitute an interest in a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation” (“ASC 810”), and, if so, whether the Company is the primary beneficiary. If the Company is determined to be the primary beneficiary of a VIE, it must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE (see Note 9).
Real Estate Assets Held for Sale
The Company evaluates the held for sale classification of its owned real estate each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are classified as held for sale once management commits to a plan to sell the properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported. During the second quarter of 2011, management committed to a plan to sell the Mack Deer Valley, Pinnacle Park Business Center, and 2111 South Industrial Park properties to a third party and as such we have classified the properties as held for sale. These properties have not been sold as of June 30, 2011 ( see Note 15).
Recent Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). The amendments in this update clarify, among other things, the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The Company does not expect the adoption of ASU 2011-02 on July 1, 2011 to have an impact on its consolidated financial position or results of operations.

4. Investments in Real Estate
     Impairment
In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), we conduct a comprehensive review of our real estate assets for impairment. ASC 360 requires that asset values be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable.
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
The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails that test, the asset carrying value is measured against the estimated fair value from a market participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings.
In the second quarter of 2011, we reviewed the impairment indicators as described above. As our board of directors continues to evaluate strategic alternatives to maximize shareholder value, we now believe that our properties could potentially have shorter holding periods than we previously planned in past reporting periods when estimating whether the carrying value of the properties was recoverable. The use of shorter hold periods reduced our future (undiscounted) cash flows attributable to the properties. Therefore, we were required to adjust certain properties to their estimated fair values resulting in an impairment charge of $23.2 million which was classified as” impairment of real estate” on our condensed consolidated statements of operations for the three and six months ended June 30, 2011. If our holding period assumptions change, additional properties could require additional testing and could result in additional impairment charges in future periods.
The fair value of the properties was derived using an income approach primarily utilizing level 3 inputs. This approach estimates fair value based on expected future cash flows and requires us to estimate, among other things, (1) future market rental income amounts subsequent to the expiration of current lease agreements, (2) property operating expenses, (3) risk-adjusted rate of return and capitalization rates, (4) the number of months it takes to re-lease the property and (5) the number of years the property is held for investment. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date. When available, current market information, such as comparative sales price, was used to determine capitalization, discount, and rental growth rates. In cases where market information was not readily available, the inputs were based on our understanding of market conditions and the experience of our management team.
The following table illustrates by property the impairment charge recorded to impairment of real estate for the three and six months ended June 30, 2011:

Impairment
Property	Charge
20100 Western Avenue	$6,905,000
Carter	1,471,000
Goldenrod	3,403,000
Hanging Moss	2,544,000
Monroe North Commerce Center	4,530,000
Monroe South	4,366,000

$23,219,000

Held for Sale
When assets are classified as held for sale, they are recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. Accordingly, we also recorded an impairment change of $19.3 million to our Goldenwest, Mack Deer Valley, Pinnacle Park, and 2111 South Industrial properties upon their transfer into properties held for sale in the second quarter of 2011 (see Note 15).
The following table illustrates by property the impairment charge recorded for the three and six months ended June 30, 2011:

Impairment
Property	Charge

Mack Deer Valley	$9,674,000
Pinnacle Park Business center	7,279,000
2111 South Industrial Park	97,000
Goldenwest	2,223,000

$19,273,000

The Goldenwest property was sold on June 14, 2011. The financial results for Goldenwest, and the properties currently classified as held for sale, have been reclassified to discontinued operations for all periods presented (see Note 15).
As of June 30, 2011, our portfolio, including properties held for sale, consists of twelve properties which were approximately 79.3% leased. The following table provides summary information regarding our properties.
Held for Use

						June 30,
			Square	Purchase		2011
Property	Location	Date Purchased	Footage	Price	Debt	% Leased
2111 South Industrial Park	North Tempe, AZ	June 1, 2006	26,800	$1,975,000	$—	82.1%
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—	100.0%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	1,786,000	74.2%
Mack Deer Valley	Phoenix, AZ	January 21, 2007	180,985	23,150,000	1,469,000	94.6%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	26.1%
Pinnacle Park Business Center	Phoenix, AZ	October 2, 2007	159,661	20,050,000	1,730,000	100.0%
Orlando Small Bay Portfolio
Carter	Winter Garden, FL	November 15, 2007	49,125			50.4%
Goldenrod	Orlando, FL	November 15, 2007	78,646			85.8%
Hanging Moss	Orlando, FL	November 15, 2007	94,200			93.3%
Monroe South	Sanford, FL	November 15, 2007	172,500			57.9%

Orlando Small Bay Portfolio			394,471	37,128,000	15,860,000

Monroe North Commerce Center	Sanford, FL	April 17, 2008	181,348	14,275,000	6,784,000	78.5%

1830 Santa Fe	Santa Ana, CA	August 5, 2010	12,200	1,315,000	—	100.0%

			1,142,839	$124,393,000	$27,629,000	79.3%

As of June 30, 2011, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

			Acquired		Acquired
		Buildings and	Above-Market	In-Place Lease	Below-Market
	Land	Improvements	Leases	Value	Leases
Investments in real estate	$11,461,000	$37,004,000	$1,401,000	$1,181,000	$(621,000)
Less: accumulated depreciation and amortization	—	(2,343,000)	(1,355,000)	(1,109,000)	555,000

Net investments in real estate and related lease intangibles from continuing operations	11,461,000	34,661,000	46,000	72,000	(66,000)
Net investments in real estate and related lease intangibles held for sale	7,792,000	16,506,000	65,000	152,000	(27,000)

	$19,253,000	$51,167,000	$111,000	$224,000	$(93,000)

As of December 31, 2010, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

			Acquired		Acquired
		Buildings and	Above-Market	In-Place Lease	Below-Market
	Land	Improvements	Leases	Value	Leases
Investment in real estate	$18,073,000	$57,847,000	$1,401,000	$1,181,000	$(620,000)
Less: accumulated depreciation and amortization	—	(5,926,000)	(1,334,000)	(1,069,000)	532,000

Net investments in real estate and related lease intangibles from continuing operations	18,073,000	51,921,000	67,000	112,000	(88,000)

Net investments in real estate and related lease intangibles held for sale	20,607,000	32,198,000	84,000	199,000	(39,000)

	$38,680,000	$84,119,000	$151,000	$311,000	$(127,000)

Depreciation expense associated with buildings and improvements and site improvements for the three months ended June 30, 2011 and 2010 was $0.5 million and $0.5 million, respectively. Depreciation expense associated with buildings and improvements and site improvements for the six months ended June 30, 2011 and 2010 was $1.0 million and $1.0 million respectively. We are required to make subjective assessments as to the useful lives of our depreciable assets. In making such assessments, we consider the assets expected period of future economic benefit to estimate the appropriate useful lives.
Net amortization expense associated with the lease intangible assets and liabilities for the three months ended June 30, 2011 and 2010 was $17,000 and $42,000, respectively. Net amortization expense associated with the lease intangible assets and liabilities for the six months ended June 30, 2011 and 2010 was $38,000 million and $91,000 million, respectively. Estimated net amortization expense for July 1, 2011 through December 31, 2011 and each of the subsequent years is as follows:

Lease Intangibles Amortization
July 1, 2011 to December 31, 2011	$87,000
2012	$82,000
2013	$51,000
2014	$12,000
2015	$10,000
The estimated useful lives for lease intangibles range from approximately one month to four years. As of June 30, 2011, the weighted-average amortization period for in-place leases, acquired above market leases and acquired below market leases were 4.1 years, 4.7 years and 3.5 years, respectively.
Leasing Commissions
Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term. As of June 30, 2011 and December 31, 2010, we had recorded approximately $0.5 million and $0.5 million in leasing commissions, respectively. Amortization expense for the three months ended June 30, 2011 and 2010 was approximately $27,000 and $14,000, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was approximately $49,000 and $27,000, respectively.
5. Allowance for Doubtful Accounts
Our allowance for doubtful accounts was $0.3 million and $0.4 million as of June 30, 2011 and December 31, 2010, respectively.
6. Concentration of Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments, notes receivable and note receivable from related party. Refer to Notes 7 and 8 below with regard to credit risk evaluation of notes receivable and note receivable from related party. Cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements far-reaching changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provided unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of June 30, 2011, none of our depository accounts are in excess of the federal deposit insurance nor SIPC insured limits, as such, we do not have credit risks related to these depository accounts.

As of June 30, 2011, we owned three properties in the state of California, three properties in the state of Arizona and six properties in the state of Florida. Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.
7. Notes Receivable
Pursuant to agreements originally entered into in May 2008, and amended in March 2009 and May 2010, we committed to loan up to $8.75 million at a rate of 10% per annum to two real estate operating companies, Servant Investments, LLC and Servant Healthcare Investments, LLC (collectively, “Servant”). The commitment was fully funded in December 2010, and the loans mature on May 19, 2013. Servant is party to an alliance with the managing member of our Advisor.
On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future. During the quarter ended September 30, 2009, we concluded that the collectability of the Servant Investments, LLC note could not be reasonably assured and therefore, we recorded a reserve of $4.75 million against the note balance. As of June 30, 2011 and December 31, 2010, the Servant Investments, LLC note receivable had a net balance of $0. It is our policy to recognize interest income on the reserved loan on a cash basis. For the three months ended June 30, 2011 and 2010, interest income related to the notes receivable was $0 and $0.1 million, respectively. For the six months ended June 30, 2011 and 2010, interest income from the note was $0 million and $0.2 million, respectively.
The note receivable from Servant Healthcare Investments, LLC is secured by fees to be earned by Servant under a subadvisory agreement with our advisor. During the quarter ended June 30, 2011, after evaluating the expected effects of changes in the borrower’s business prospects, including the uncertainty surrounding Servant’s realization of the fees pursuant to the subadvisory agreement, we concluded that it was probable that the Company would be unable to collect all amounts due according to terms of the Servant Healthcare Investments, LLC note and consequently, we recorded a note receivable impairment of $1.65 million against the balance of that note.
The following table reconciles the notes receivable balance from January 1, 2011 to June 30, 2011 and January 1, 2010 to June 30, 2010:

	2011	2010
Beginning Balance	$4,000,000	$2,875,000
Additions:
Additions to note receivable	—	500,000
Deductions:
Note receivable repayments	(150,000)	—
Note receivable impairments	(1,650,000)	—

Ending Balance	$2,200,000	$3,375,000
We continue to explore repayment alternatives with Servant Healthcare Investments, LLC. As of June 30, 2011 and December 31, 2010, the note receivable had a balance of $2.2 million and $4.0 million respectively. For the three months ended June 30, 2011 and 2010, interest income related to the note receivable was $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2011 and 2010, interest income from the note was $0.2 million and $0.2 million, respectively (See Note 6 Concentration of Risk for further details).
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
Leasing at Sherburne Commons has been lower than budgeted and, to preserve cash flow for operating requirements, the borrower suspended interest payments to us beginning in the first quarter of 2011. Consequently, we began recognizing interest income on a cash basis commencing in the first quarter of 2011. In the second quarter of 2011, the loan balance was increased by $0.3 million to provide funds to meet Sherburne Commons operating shortfalls. It is anticipated that additional disbursements may be required.

For the three months ended June 30, 2011 and 2010, interest income recognized from the note was $0 and $0.2 million, respectively. For the six months ended June 30, 2011 and 2010, interest income recognized from the note was approximately $55,000 and $0.3 million, respectively.
On a quarterly basis, we evaluate the collectability of our notes receivable from related parties. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future. For the three months ended June 30, 2011 and June 30, 2010, we did not record any impairment on the note receivable from related party.
The following table reconciles the note receivable from related party from January 1, 2011 to June 30, 2011 and January 1, 2010 to June 30, 2010:

	2011	2010
Beginning Balance	$8,000,000	$6,911,000
Additions:
Additions to note receivable from related parties	318,000	1,009,000
Deductions:
Repayments of note receivable from related parties	—	—

Ending Balance	$8,318,000	$7,920,000

As of June 30, 2011 and December 31, 2010, the loan balance was $8.3 million and $8.0 million, respectively.
Nantucket Acquisition LLC is considered a variable interest entity because the equity owners of the Nantucket Acquisition LLC do not have sufficient equity at risk, and our mortgage loan commitment was determined to be a variable interest. Due to the suspension of interest payments by the borrower, we issued a notice of default to the borrower on June 30, 2011 and determined that we are the primary beneficiary of the VIE due to our enhanced ability to direct the activities of the VIE. The primary beneficiary of a VIE is required to consolidate the operations of the VIE. Consequently, we have consolidated the operations of the VIE as of June 30, 2011 and, accordingly, eliminated the note balance in consolidation (see Note 9).
9. Consolidation of Variable Interest Entity
GAAP requires the consolidation of variable interest entities (“VIE”) in which an enterprise has a controlling financial interest. A controlling financial interest has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIEs economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
In compliance with accounting rules, we analyze our VIEs to determine whether we are the primary beneficiary by considering, among other things, whether we have the power to direct the activities of the VIE that most significantly impact its economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
As of June 30, 2011, we had a variable interest in one VIE in the form of the aforementioned note receivable from Nantucket Acquisition, LLC in the amount of $8.3 million (see Note 8).

As a result of our issuing a notice of default with respect to the note, we determined that we were the primary beneficiary of the VIE, and therefore are required to consolidate the operations of the VIE as of June 30, 2011. We are in the process of completing the analysis to derive the fair value of all assets and liabilities of Sherburne Commons required to be consolidated in our financial statements. This analysis will be completed during the quarter ended September 30, 2011. The following illustrates our preliminary fair value allocation of assets and liabilities of Sherburne Commons consolidated in our condensed consolidated balance sheet as of June 30, 2011:

Cash and cash equivalents	$236,000
Investments in real estate	9,638,000
Accounts receivable and other assets	195,000
Accounts payable and accrued liabilities	(289,000)
Interest payable	(57,000)
Loan payable	(128,000)
Note payable	(1,332,000)

Total net assets	$8,263,000

The following unaudited pro forma information for the three and six months ended June 30, 2011 and 2010 has been prepared to reflect the incremental effect of the consolidation of the operations of Sherburne Commons as if the VIE had been consolidated on January 1, 2010.

	Three months	Three months
	Ended	Ended
	June 30, 2011	June 30, 2010
Revenues	$1,661,277	$1,877,183
Net loss	$(45,378,579)	$(557,338)
Basic and diluted net loss per common share attributable to common stockholders	$(1.93)	$(0.02)

	Six months	Six months
	Ended	Ended
	June 30, 2011	June 30, 2010
Revenues	$3,287,107	$3,893,659
Net loss	$(46,680,859)	$(1,042,236)
Basic and diluted net loss per common share attributable to common stockholders	$(1.99)	$(0.05)
No adjustments for non-recurring charges were made in the pro-forma information presented above. We recorded no revenues or expenses for the VIE in our three and six months ended June 30, 2011 statement of operations as we determined that we were primary beneficiary on June 30, 2011.
10. Payable to Related Parties
Payable to related parties of $0.1 million at June 30, 2011 consists of disposition fees and expense reimbursements payable to the Advisor.
11. Equity
Common Stock
Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of June 30, 2011 and December 31, 2010, we had cumulatively issued approximately 20.9 million shares of common stock for a total of approximately $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. On November 23, 2010, we stopped making and accepting offers to purchase shares of our stock (see Note 1).

Distributions
We have adopted a distribution reinvestment plan that allows our stockholders to have distributions and other distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 21,100,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share. As of June 30, 2011 and December 31, 2010, approximately 2.3 million shares had been issued under the distribution reinvestment plan. On November 23, 2010, our board of directors approved the amendment to our operating agreement to terminate the distribution reinvestment plan indefinitely effective December 14, 2010. As a result, distributions were paid entirely in cash during the period between December 14, 2010 and March 31, 2011. Commencing with the April 2011 distributions, the board elected to pay distributions on aquarterly basis. However, due to cash constraints, the board has elected to defer the second quarter 2011 distribution payment until the Company’s cash position improves.
We cannot provide any assurance regarding if or when we will resume our distribution reinvestment plan.
The following are the distributions declared during the six months ended June 30, 2011 and 2010:

				Cash flows from
	Distribution Declared (2)			operating
Period	Cash	Reinvested	Total	activities
First quarter 2010 (1)	$1,221,000	$1,490,000	$2,711,000	$1,103,000
Second quarter 2010 (1)	$1,256,000	$1,468,000	$2,724,000	$461,000
First quarter 2011	$454,000	$—	$454,000	$481,000
Second quarter 2011	$468,000	$—	$468,000	$(219,000)

(1)	Distributions declared represented a return of capital for tax purposes.

(2)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. Until proceeds from our offering are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.
The declaration of distributions is at the discretion of our board of directors and our board will determine the amount of distributions on a regular basis. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deem relevant. On November 23, 2010, our board of directors resolved to lower our distributions to an annualized rate of $0.08 per share (1% based on a share price of $8.00). No distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.
From our inception in October 2004 through June 30, 2011, we declared aggregate distributions of $32.8 million. Our cumulative net loss and cumulative cash flows from operations during the same period were $62.3 million and $6.6 million, respectively.

Stock Repurchase Program
On November 23, 2010, our board of directors concluded that we would not have sufficient funds available to us to fund any redemptions during 2011. Accordingly, our board of directors suspended our stock repurchase program to suspend redemptions under the program effective December 31, 2010. The redemptions paid in January 2011 were requested in December 2010 prior to the suspension of the stock repurchase program. We can make no assurance as to when and on what terms redemptions will resume. Our board has the authority to resume, suspend again, or terminate the share redemption program at any time upon 30 days written notice to our stockholders. Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources.
During the six months ended June 30, 2011, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January	47,146	$7.82
February	—	$—
March	—	$—
April	—	$—
May	—	$—
June	—	$—

47,146

We have received requests to redeem 19,694 shares during this period, however, due to the current suspension of the stock repurchase program we were not able to fulfill any of these requests.
During the six months ended June 30, 2010, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January 2010	249,146	$7.46
February 2010	100,999	$7.63
March 2010	159,479	$7.76
April 2010	161,356	$7.82
May 2010	123,562	$7.64
June 2010	39,821	$7.98

	834,363

Employee and Director Incentive Stock Plan
We have adopted an Employee and Director Incentive Stock Plan (“the Plan”) which provides for the grant of awards to directors, full-time employees, and other eligible participants that provide services to us. We have no employees, and we do not intend to grant awards under the Plan to persons who are not directors. Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and distribution equivalent rights. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time.
Effective January 1, 2006, we adopted the provisions of, FASB ASC 718-10, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. On August 6, 2008 and August 8, 2007, we granted our non-employee directors nonqualified stock options to purchase an aggregate of 20,000 and 20,000 shares of common stock, respectively, at an exercise price of $8.00 per share. Of these options, 15,000 lapsed on November 8, 2008 due to the resignation of one director from the board of directors on August 6, 2008. Outstanding stock options became immediately exercisable in full on the grant date, expire ten years after the grant date, and have no intrinsic value as of June 30, 2011. For the three and six months ended June 30, 2011 and 2010, we did not incur any non-cash compensation expenses. No stock options were exercised or canceled during the three and six months ended June 30, 2011 and 2010. In connection with the registration of the shares in our follow-on offering, we have suspended the issuance of options to our independent directors under the Plan, and we do not expect to issue additional options to our independent directors until we cease offering shares pursuant to our offering.
12. Related Party Transactions
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
As of June 30, 2011, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.6 million, including approximately $0.1 million of organizational costs that was expensed and approximately $5.5 million of offering costs which reduce net proceeds of our offerings. Of this amount, $4.4 million reduced the net proceeds of our initial public offering and $1.1 million reduced the net proceeds of our follow-on offering. As of December 31, 2010, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.6 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $5.5 million of offering costs which reduced net proceeds of our offerings. Of this amount, $4.5 million reduced the net proceeds of our initial public offering and $1.1 million reduced the net proceeds of our follow-on offering.
Acquisition Fees and Expenses. The advisory agreement requires us to pay the Advisor acquisition fees in an amount equal to 2% of the gross proceeds of our primary offering. We will pay the acquisition fees upon receipt of the gross proceeds from our primary offering. However, if the advisory agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the three months ended June 30, 2011 and 2010, the Advisor earned approximately $0 and $8,000 of acquisition fees, respectively, and are included in real estate acquisition costs of our condensed consolidated statement of operations. For the six months ended June 30, 2011 and 2010, the Advisor earned approximately $0 and $21,000 of acquisition fees, respectively, and are included in real estate acquisition costs of our condensed consolidated statement of operations.

Management Fees. The advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate book basis carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). For the three months ended June 30, 2011 and 2010, the Advisor earned $0.4 million and $0.4 million, respectively of asset management fees, which were expensed and included in asset management fees in our condensed consolidated statement of operations. For the six months ended June 30, 2011 and 2010, the Advisor earned $0.8 million and $0.8 million, respectively of asset management fees, which were expensed and included in asset management fees in our condensed consolidated statement of operations. In addition, we reimburse the Advisor for the direct and indirect costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf. These fees and expenses are in addition to management fees that we pay to third party property managers. For the three months ended June 30, 2011 and 2010, the Advisor reimbursed $40,000 and $42,000, respectively, of such direct and indirect costs and expenses on our behalf, which are included in asset management fees and expenses in our condensed consolidated statement of operations. For the six months ended June 30, 2011 and 2010, the Advisor earned $85,000 and $80,000, respectively, of such direct and indirect costs and expenses on our behalf, which are included in asset management fees and expenses in our condensed consolidated statement of operations.
Operating Expenses. The advisory agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us. For the three months ended June 30, 2011 and 2010, $0.2 million of such costs, were reimbursed and included in general and administrative expenses in our condensed consolidated statement of operations. For the six months ended June 30, 2011 and 2010, $0.5 million and $0.4 million of such costs, respectively, were reimbursed and included in general and administrative expenses in our condensed consolidated statement of operations. The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.
Property Management Fees. The advisory agreement provides that if we retain our Advisor or an affiliate to manage and lease some of our properties, we will pay a market-based property management fee or property leasing fee, which may include reimbursement of our advisor’s or affiliate’s personnel costs and other costs of managing the properties. For the three months ended June 30, 2011 and 2010, the advisor earned approximately $5,000 and $4,000, respectively, of such property management fees, which are included in property operating and maintenance expenses. For the six months ended June 30, 2011 and 2010, the advisor earned approximately $11,000 and $12,000, respectively, of such property management fees, which are included in property operating and maintenance expenses.
Disposition Fee. The advisory agreement provides that if the Advisor or its affiliates provide a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the Advisor or such affiliate shall receive at closing a disposition fee up to 3% of the sales price of such property or properties. This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. We will pay the disposition fees for a property at the time the property is sold. For the three and six months ended June 30, 2011, the Advisor earned $94,000 of disposition fees. We did not incur any such fees in 2010.
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
Dealer Manager Agreement
PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in our primary offerings. PCC, as dealer manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in our primary offerings. The dealer manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in our primary offerings. The advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) in excess of 13.5% of gross proceeds from our offerings. For the three months ended June 30, 2011 and 2010, our dealer manager earned sales commission and dealer manager fees of approximately $0 and $40,000, respectively. For the six months ended June 30, 2011 and 2010, our dealer manager earned sales commission and dealer manager fees of approximately $0 and $93,000, respectively. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.
13. Notes Payable
We have total debt obligations of $27.6 million, including $3.2 million classified as liabilities associated with property held for sale, that will mature in December 2011 and February 2012. We are pursuing options for restructuring these debts and other repayment alternatives, including asset sales, sourcing additional equity capital and obtaining new financing that will reposition the assets. However, there can be no assurance that we will be successful in executing such debt restructuring or repayment options. If we are unable to obtain alternative financing or sell properties in order to repay the debt, this could result in the lenders foreclosing on properties. Based on the various options available to us and ongoing discussions with our lenders, management believes that we will be able to meet or successfully restructure our debt obligations.
In connection with our notes payable, we had incurred financing costs totaling $0.4 million and $2.0 million, as of June 30, 2011 and December 31, 2010, respectively. These financing costs have been capitalized and are being amortized over the life of the agreements. For the three months ended June 30, 2011 and 2010, approximately $117,000 and $53,000, respectively, of deferred financing costs were amortized and included in interest expense in the condensed consolidated statements of operations. For the six months ended June 30, 2011 and 2010, approximately $200,000 and $105,000, respectively, of deferred financing costs were amortized and included in interest expense in the condensed consolidated statements of operations.
HSH Nordbank AG
We amended our credit agreement with HSH Nordbank AG, New York Branch in a series of amendments extending the credit facility maturity date from September 20, 2010 to September 30, 2011. As a part of these amendments, we made a principal reduction payment of approximately $2.8 million and paid extension fees of $130,000 during 2010. In addition, the amendment to the credit agreement requires us to use commercially reasonable efforts to pay off the outstanding principal balance of the loan with proceeds from refinancing with an unaffiliated lender or from the sale of one or more of our properties in one or more arm’s length all-cash transactions.
We amended the credit agreement again in July 2011, extending the maturity date to December 16, 2011 and increasing the margin spread over LIBOR from a range of 350 to 375 basis points to a fixed 375 basis points from June 1, 2011 to September 30, 2011 and to 400 basis points from October 1, 2011 to the maturity date. Additionally, this amendment eliminated our requirement to make principal reduction payments of $0.3 million in July, August, and September 2011. We may not draw additional funds under this credit agreement. In connection with this extension and the sale of the Goldenwest property (See Note 15), we made a principal payment of approximately $7.8 million.
As of June 30, 2011 and December 31, 2010, the outstanding principal amount of our obligations under the credit agreement was approximately $5.0 million and $13.1 million, respectively. The weighted average interest rate as of June 30, 2011 and December 31, 2010 was 3.76% and 2.11%, respectively. The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value. As of June 30, 2011, we were in compliance with all these financial covenants.
Wells Fargo Bank, National Association
On November 13, 2007, we entered into a loan agreement with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, N.A to facilitate the acquisition of properties during our offering period. The terms of the secured loan agreement provided for a borrowing amount of up to $22.4 million, which was reduced to $15.9 million as of November 31, 2009, at an interest rate of 140 basis points over 30-day LIBOR, secured by specified real estate properties. The loan agreement had a maturity date of November 13, 2010, and provided for prepayment without penalty. Through a series of amendments through June 30, 2011, we have extended the maturity date from November 13, 2010 to August 13, 2011.
On August 12, 2011, the agreement was amended to extend the maturity to February 2012. In connection with this amendment, the 2111 South Industrial Park and Shoemaker Industrial buildings were added to the loan collateral, and we made a principal payment of $0.5 million. The terms of the amended loan provide for two one-year extensions, subject to meeting certain loan-to-value and debt service coverage ratios and require monthly principal payments. Interest on the amended loan increased to 300 basis points over the one-month LIBOR with a 150 basis point LIBOR floor.
The entire $22.4 million available under the terms of the loan was used to finance an acquisition of properties that closed on November 15, 2007. As of June 30, 2011 and December 31, 2010, we had net borrowings of $15.9 million under the loan agreement. The weighted average interest rate as of June 30, 2011 and December 31, 2010 was 1.63% and 1.66%, respectively. This loan agreement contains various reporting covenants including providing periodic balance sheet, statements of income and expenses of borrower and each guarantor, statement of income and expenses and changes in financial position of each secured property and cash flow statements of borrower and each guarantor. As of June 30, 2011, we were in compliance with all financial covenants.
Transamerica Life Insurance Company
In connection with our acquisition of Monroe North CommerCenter, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”). Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica secured mortgage loan. The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum. As of June 30, 2011 and December 31, 2010, we have an outstanding balance of approximately $6.8 million and $6.9 million, respectively, under this loan agreement. This Loan Assumption Agreement contains various reporting covenants including annual income statement, rent roll, operating budget and narrative summary of leasing prospects for vacant spaces. As of June 30, 2011, we were in compliance with all these reporting covenants. The monthly payment on this loan is approximately $50,370. During the three months ended June 30, 2011 and 2010, we incurred $0.1 million of interest expense, related to this loan agreement. During the six months ended June 30, 2011 and 2010, we incurred $0.2 million of interest expense, related to this loan agreement.
The principal payments due on Monroe North CommerCenter mortgage loan for July 1, 2011 to December 31, 2011 and each of the subsequent years is as follows:

Year	Principal amount
July 1, 2011 to December 31, 2011	$103,000
2012	$217,000
2013	$230,000
2014	$6,234,000
14. Commitments and Contingencies
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
15. Discontinued Operations
Divestitures
In accordance with FASB ASC 360-10, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.
On June 14, 2011, our wholly-owned subsidiary sold the property at 15172 Goldenwest Circle (“Goldenwest”) to the Westminster Redevelopment Agency, a non-related party, for a purchase price of approximately $9.4 million. Goldenwest is a 102,200 square foot industrial building situated on 5.4 acres of land in Westminster, CA. Approximately $7.8 million in proceeds from the sale were used to pay down a portion of the credit facility with HSH Nordbank AG, New York Branch. The operations of Goldenwest, including an impairment charge of $2.2 million, are presented as loss from discontinued operations on our condensed consolidated statement of operations. Prior year results of operations have been reclassified to discontinued operations.
Held for Sale
In May 2011, our Board of Directors authorized us to actively market the Mack Deer Valley, Pinnacle Park Business Center, and 2111 South Industrial Park properties for sale. Consequently, we entered into listing agreements for these properties with national real estate brokerage firms on May 16, 2011. The assets and liabilities of properties for which we have initiated plans to sell, but have not yet sold, as of June 30, 2011 have been classified as property held for sale and liabilities associated with property held for sale on the accompanying condensed consolidated balance sheets. As of June 30, 2011, this represents the assets and liabilities of the three properties noted above. We expect the sale of the properties to close within one year. The results of operations for the above properties have been presented in loss from discontinued operations on the accompanying condensed consolidated statements of operations for all periods presented, along with losses on the revaluation of properties to their estimated fair values less cost to sell.
The following is a summary of the components of loss from discontinued operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Rental revenues, tenant reimbursements and other income	$870,000	$1,168,000	$1,749,000	$2,277,000
Operating expenses, real estate taxes, and interest expense	295,000	289,000	663,000	589,000
Depreciation and amortization	173,000	299,000	476,000	593,000
Impairment of real estate	19,273,000	—	19,273,000	—

Net loss from discontinued operation	$(18,871,000)	$580,000	$(18,663,000)	$1,095,000

FASB ASC 360-10 requires that assets classified as held for sale be carried at the lesser of their carrying amount or fair value less selling costs. Consequently, we recorded an impairment charge of $19.3 million, classified as income (loss) from discountinued operations, in the second quarter of 2011 to reduce the carrying value of those properties. The fair value of the properties was derived using an income approach utilizing our internal leasing projections for each property and discount and capitalization rates derived from market surveys (see Note 4).

The following table presents balance sheet information for the properties classified as held for sale on June 30, 2011. No properties were classified as held for sale as of December 31, 2010.

June 30,
2011
Investments in real estate
Land	$7,792,000
Buildings and improvements, net	16,506,000
Intangible lease assets, net	217,000

Property held for sale, net	24,515,000

Other assets
Tenant and other receivables, net	203,000
Prepaid expenses and other assets	16,000
Leasing commissions, net	91,000

Non-real estate assets associated with property held for sale	310,000

Total assets	$24,825,000

Liabilities
Accounts payable, accrued liabilities and prepaid rent	$91,000
Real estate taxes payable	261,000
Tenant security deposits	227,000
Intangible lease liabilities, net	27,000
Loan payable	3,199,000

Liabilities associated with property held for sale	$3,805,000

16. Subsequent Events
Other than the amendments to the HSH Nordbank Credit Agreement and the promissory note with Wells Fargo Bank discussed in note 13, no significant events have occurred subsequent to our balance sheet date that require further disclosure or adjustment to our balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.
This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified herein and in Part II, Item 1A herein and Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (the “SEC”).
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
Our board of directors continues to evaluate strategic alternatives to reposition the company and preserve and increase shareholders’ value. Specifically, we are pursuing options for restructuring and repaying our debt, including asset sales, sourcing additional equity capital and obtaining new financing that will reposition the assets.
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
As of June 30, 2011, we had raised approximately $167.1 million of gross proceeds from the sale of approximately 20.9 million shares of our common stock in our initial public offering and follow-on offering and had acquired thirteen properties, one of which was subsequently sold.

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
Market Outlook — Real Estate and Real Estate Finance Markets
Beginning in 2010, and continuing during 2011, significant and widespread concerns about credit risk and access to capital experienced during 2009 began to subside. Concerns of a double-dip recession have diminished as a number of economic indicators have improved. Increased trade volume in 2010 spurred increased leasing activity in many west coast industrial markets. However, if economic uncertainty persists, we may continue to experience significant vacancies and expect to be required to reduce rental rates on occupied space.
Despite recent positive economic indicators, both the national and most global economies have experienced continued volatility throughout 2010 and the first half of 2011. These conditions, combined with stagnant business activity and low consumer confidence, have resulted in a challenging operating environment in 2011.
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
Results of Operations
As of June 30, 2011, we owned twelve properties. Eleven of these properties were acquired from June of 2006 through April 2008.
In August 2010, we acquired an additional property for a purchase price of approximately $1.3 million. In the second quarter of 2011, our three Arizona properties were classified as held for sale. The results of these operations are discussed below under the caption “Discontinued Operations”.
Three months ended June 30, 2011 and 2010
Rental revenues and tenant reimbursements were comparable, at $1.2 million,for the three months ended June 30, 2011 and June 30, 2010.
Interest income from notes receivable decreased to $0.1 million for the three months ended June 30, 2011 from $0.3 million for the three months ended June 30, 2010 due to non-payment of interest on the loan receivable from Servant Investments LLC and the Nantucket loans in 2011.
Property operating and maintenance expense for the three months ended June 30, 2011 and the three months ended June 30, 2010 was $ 0.4 million, lower bad debt expense offset increases in repairs and maintenance and refurbishment costs.

General and administrative expense was $0.8 million for three months ended June 30, 2011 and $ 0.5 million the three months ended June 30, 2010, respectively. The increase was primarily due to increases in legal, consulting, insurance and advisor reimbursements charges. The higher legal costs resulted from the response to a tender offer made in the second quarter 2011.
Asset management fees were comparable at $0.4 million for the three months ended June 30, 2011 and the three months ended June 30, 2010.
Real estate acquisition costs decreased to $0 for the three months ended June 30, 2011 from $22,000 for the three months ended June 30, 2010 as a result of suspensding our share offering in November 2010. Acquisition fees are incurred based on proceeds raised.
Depreciation and amortization expense were comparable at $0.5 million for the three months ended June 30, 2011 and the three months ended June 30, 2010.
Interest expense was comparable at $ 0.3 million in the second quarter of 2011 and 2010.
Impairment of note receivable increased to $1.65 million in the first half of 2011 from $0 in the first half of 2010. This impairment relates to the Servant Healthcare note receivable that was determined to be impaired due to events arising in the second quarter of 2011.
Impairment of real estate increased to $23.2 million as a result of our assumption of shorter hold periods for each property used in our impairment testing brought about by our board of directors currently evaluating strategic alternatives to maximize shareholder value. These alternatives include potentially selling additional properties to repay debt as it becomes due.
Discontinued Operations
During the second quarter of 2011, we determined that the potential sale of the Mack Deer Valley, Pinnacle Park, and 2111 South Industrial properties to a third party was probable and therefore classified the properties as held for sale in accordance with ASC 360-10, Property, Plant and Equipment. Additionally, the results of operations for these properties, as well as that of the Goldenwest property, were reclassified to loss from discontinued operations for all periods presented. For the three months ended June 30, 2011, loss from discontinued operations increased to approximately $18.9 million from income of $0.6 million for the comparable period of 2010. The higher 2011 loss is primarily due to impairment charges on the Goldenwest, Mack Deer Valley, Pinnacle Park, and 2111 South Industrial properties totaling $19.3 million recorded in the second quarter of 2011.
Six months ended June 30, 2011 and 2010
Rental revenues and tenant reimbursements decreased to $2.3 million for the six months ended June 30, 2011 from $2.6 million for the six months ended June 30, 2010. The decrease is due to lower overall occupancy and rental rates. In the third quarter of 2010, one property, representing approximately 8% of total rentable square feet in our portfolio was vacated and has not yet been re-leased. In addition, lower average lease rental rates and longer lease up periods for vacant space had a negative effect on 2011 rental revenues and tenant reimbursements. This effect was partially offset by revenue from the acquisition of the Santa Fe property in the third quarter of 2010.
Interest income from notes receivable decreased to $0.3 million for the six months ended June 30, 2011 from $0.8 million for the six months ended June 30, 2010 due to non-payment of interest on the loan receivable from Servant Investments LLC and the Nantucket note.
Property operating and maintenance expense was $0.8 million for the six months ended June 30, 2011 and the six months ended June 30, 2010, as lower bad debt expense offset increases in repairs and maintenance and refurbishment costs.
General and administrative expense was $1.4 million and $1.0 million for the six months ended June 30, 2011 and June 30, 2010, respectively. This was primarily due to increases in legal expenses for responding to the tender offer, and higher professional, insurance and advisor reimbursement charges.
Asset management fees of $0.8 million were comparable for the six months ended June 30, 2011 and the six months ended June 30, 2010.

Real estate acquisition costs decreased to $0 for the six months ended June 30, 2011, compared to $28,000 for the six months ended June 30, 2010. The decrease as result of the suspension of our share offering in November 2010. Acquisition fees are incurred based on proceeds raised.
Depreciation and amortization expense was $1.1 million for the six months ended June 30, 2011 and June 30, 2010.
Interest expense increased to $0.6 million for the six months ended June 30, 2011 from $0.5 million for the six months ended June 30, 2010, primarily due to an increase in the interest rate associated with the HSH Nordbank note payable extension and the amortization of the deferred financing costs related to this extension.
Impairment of note receivable increased to $1.65 million in the first half of 2011 from $0 in the first half of 2010. This impairment relates to the Servant Healthcare note receivable that was determined to be impaired due to events arising in the second quarter of 2011.
Impairment of real estate increased to $23.2 million as a result of our assumption of shorter hold periods for each property used in our impairment testing brought about by our board of directors currently evaluating strategic alternatives to maximize shareholder value, continued high vacancy levels, reduced rental rates and significant leases concessions combined with current market outlook were the basis for the impairment charge. These strategic alternatives include selling additional properties, sourcing additional equity capital and obtaining new financing that will reposition our assets.
Discontinued Operations
During the second quarter of 2011, we determined that the potential sale of the Goldenwest, Mack Deer Valley, Pinnacle Park, and 2111 South Industrial properties to a third party was probable and therefore classified the property as held for sale in accordance with ASC 360-10, Property, Plant and Equipment. Additionally, the results of operations for these properties, were reclassified to loss from discontinued operations for all periods presented. For the six months ended June 30, 2011, loss from discontinued operations was $18.7 million, compared to income of $1.1 million for the comparable 2010 period. The higher 2011 loss for both periods is primarily due to impairment charges on the Goldenwest, Mack Deer Valley, Pinnacle Park, and 2111 South Industrial properties totaling $19.3 million recorded in the second quarter of 2011.
Liquidity and Capital Resources
On November 23, 2010, our board of directors made a decision to stop making or accepting offers to purchase shares of our stock in our follow-on offering while evaluating strategic alternatives to maximize values and preserve the capital of our stockholders. During this time, we expect the primary sources of cash to be rental revenues, tenant reimbursements and interest income. We also expect our primary uses of cash to be for the (1) repayment of notes payable principal, (2) payment of tenant improvements and leasing commissions, (3) operating expenses, (4) interest expense on any outstanding indebtedness, and (5) cash distributions. To the extent cash flow from operations is not enough to satisfy debt obligations and we are not able to refinance or obtain new financing, we may have to raise cash by selling additional properties.
As of June 30, 2011, we had sold 0.4 million shares in our follow-on offering for gross proceeds of approximately $3.4 million. Our board of directors is currently evaluating strategic alternatives for our follow-on offering, but we do not expect our follow-on offering to be a material source of capital until such evaluation is completed.
As of June 30, 2011, we had approximately $1.5 million in cash and cash equivalents on hand.
Short Term Liquidity Requirements
In addition to the capital requirements for recurring capital expenditures, tenant improvements and leasing commissions, we may have to incur expenditures for renovation of our properties such as increasing the size of the properties by developing additional rentable square feet and or making the space more appealing to potential industrial tenants. We have three properties listed for sale and we are exploring opportunities to refinance existing debt. We expect to fund our liquidity requirements from a combination of the net proceeds of property sales or refinancing proceeds.

Credit Facilities
We have total debt obligations of $27.6 million that mature in December of 2011 and February 2012. Of this amount, $5.0 million is outstanding on a credit facility with HSH Nordbank, including $3.2 million associated with the properties held for sale, and $15.9 million is outstanding on a credit facility with Wells Fargo Bank. In August 2011, we amended our Wells Fargo Bank loan to extend the maturity date to February 13, 2012. The amendment provides for two additional one year extensions, subject to the satisfaction of certain conditions imposed by the lender. In connection with this amendment, the 2111 South Industrial Park and Shoemaker Industrial Buildings were added to the loan collateral, and we made a principal payment of $500,000. Interest on the amended loan increased to 300 basis points over one month LIBOR with a 150 basis point LIBOR floor. All other terms of the promissory note remain in full force and effect.
In July 2011, we amended our credit facility with HSH Nordbank to extend the maturity date of the loan to December 16, 2011. As part of the amendment, HSH Nordbank eliminated principal payments scheduled to be made in July, August and September of 2011 and the requirement to maintain a minimum amount of cash or cash equivalents.
We are pursuing options for restructuring and repaying these debts including asset sales, sourcing additional equity capital and obtaining new financing that will reposition the assets. We expect to repay the HSH Nordbank loan at or upon maturity with proceeds from a sale of real estate or refinancing the assets.
However, there can be no assurance that we will be successful in executing such restructuring or repayment to allow us to meet our debt obligations during the twelve months ending June 30, 2012. If we are unable to obtain alternative financing or sell properties in order to repay the debt, this could result in the lenders foreclosing on properties. Based on the various options available to us and ongoing discussions with its lenders, management believes that we will be able to meet or successfully restructure our debt obligations.
Distributions
Our board of directors resolved to reduce distributions on our common stock to a current annualized rate of $0.08 per share (1% based on a share price of $8.00) from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), effective December 1, 2010. We expect to pay these distributions from cash flow from operations. No distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.
For the three months ended June 30, 2011, cash distributions to stockholders of approximately $0.2 million were paid from cash flow from operations and cash on hand.
Organization and offering costs
As of June 30, 2011, our advisor and its affiliates had incurred on our behalf cumulative organizational and offering costs totaling approximately $5.6 million, including approximately $0.1 million of organizational costs that was expensed and approximately $5.5 million of offering costs which reduce net proceeds of our offerings. Of this amount, $4.4 million reduced the net proceeds of our initial public offering and $1.1 million reduced the net proceeds of our follow-on offering.
In no event will we have any obligation to reimburse the advisor for these costs totaling in excess of 3.5% of the gross proceeds from our initial public offering and our follow-on public offering at the conclusion of the offerings. As of December 31, 2010, we had reimbursed to our advisor a total of $4.5 million for our initial public offering and $1.1 million for our follow-on offering.
At times during our offering stage, the amount of organization and offering expenses that we incur, or that the advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our advisor has agreed to reimburse us to the extent that our organization and offering expenses exceed this 3.5% limitation at the conclusion of our offerings. In addition, the advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our public offerings. We suspended sales under our follow-on offering on November 23, 2010 while our board of directors evaluates strategic alternatives to maximize stockholder values. The follow-on offering remained suspended as of June 30, 2011.

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

Our calculations of FFO and MFFO for the three months and six months ended June 30, 2011 and 2010 are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net (loss) income	$(44,887,000)	$107,000	$(45,659,000)	$127,000
Adjustments:
Net loss attributable to noncontrolling interest	(52,000)	—	(52,000)	1,000
Real estate assets depreciation and amortization	716,000	826,000	1,549,000	1,650,000

Funds from operations (FFO) (1)	$(44,119,000)	$933,000	$(44,058,000)	$1,776,000

Adjustments:
Real estate acquisition costs	—	22,000	—	28,000

Reverse amortization of above/below market rent	2,000	12,000	6,000	27,000
Straight line rent	(34,000)	(129,000)	(3,000)	(195,000)
Deferred financing costs	117,000	53,000	200,000	105,000
Impairment of note receivable	1,650,000	—	1,650,000	—
Impairment of real estate assets	42,492,000	—	42,492,000	—

Modified funds from operations (MFFO) (1)	$108,000	$891,000	$287,000	$1,741,000

Weighted average common shares outstanding	23,521,838	22,822,774	23,473,816	22,943,713

FFO per weighted average shares	$(1.88)	$0.04	$(1.88)	$0.08
MFFO per weighted average shares (1)	(0.00)	0.04	0.01	0.08

(1)	Because we raised capital in our public offering during the periods covered in this table, and made equity investments in 2010, the results presented for the periods in this table are not directly comparable and should not be considered an indication of our historical operating performance.

The following are the distributions declared during the three months ended June 30, 2011 and 2010:

				Cash flows from
	Distribution Declared (2)			operating
Period	Cash	Reinvested	Total	activities
First quarter 2010	$1,221,000	$1,490,000	$2,711,000	$1,103,000
Second quarter 2010 (1)	$1,256,000	$1,468,000	$2,724,000	$461,000
First quarter 2011	$454,000	$—	$454,000	$481,000
Second quarter 2011	$468,000	$—	$468,000	$(219,000)

(1)	Distributions declared represented a return of capital for tax purposes.

(2)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. Until proceeds from our offering are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.
From our inception in October 2004 throgh June 30, 2011, we declared aggregate distributions of $32.8 million. Our cumulative net loss and cumulative cash flows from operations during the same period were $62.3 million and $6.6 million, respectively.
Contractual Obligations
The following table reflects our contractual obligations as of June 30, 2011, specifically our obligations under long-term debt agreements and notes receivable:

	Payment due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Long-Term Debt Obligations (1)	$27,629,000	$21,055,000	$6,574,000	$—	$—
Interest expense related to long term debt (2)	$1,535,000	$637,000	$898,000	$—	$—

(1)	This represents the sum of a credit agreement with HSH Nordbank, AG and loan agreements with Wells Fargo Bank National Association and Transamerica Life Insurance Company.

(2)	Interest expenses related to the credit agreement with HSH Nordbank, AG and loan agreement with Wells Fargo National Association are calculated based on the loan balances outstanding at June 30, 2011, one month LIBOR at June 30, 2011 plus appropriate margin ranging from 1.40% and 3.75%. Interest expense related to loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum.
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

As of June 30, 2011, we had borrowed approximately $20.8 million under our variable rate credit facility and loan agreement. An increase in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders. Based on the debt outstanding as of June 30, 2011, a 1% change in interest rates would result in a change in interest expense of approximately $208,000 per year.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors
The following risk factors supplement the risks disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2010.
We have, and may in the future, pay distributions from sources other than cash provided from operations.
Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. The distributions paid for the four quarters ended June 30, 2011 were approximately $6.1 million. Of this amount approximately $2.4 million was reinvested through our dividend reinvestment plan and approximately $3.7 million was paid in cash to stockholders. For the four quarters ended June 30, 2011 cash flow from operations and FFO were approximately $1.0 million and a loss of $45.6 million, respectively. Accordingly, for the four quarters ended June 30, 2011, total distributions exceeded cash flow from operations and FFO for the same period. During the four quarters ended June 30, 2011, total distributions paid in cash exceeded cash flow from operations and FFO for the same period. We used offering proceeds to pay cash distributions in excess of cash flow from operations during the fourth quarters ended June 30, 2011.
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
(b) Not applicable
(c) During the three months ended June 30, 2011, we redeemed no shares pursuant to our stock repurchase program, which was suspended effective December 31, 2010.
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
During the six months ended June 30, 2011, we received requests to have an aggregate of 19,694 shares redeemed pursuant to our stock repurchase program, however, due to the current suspension of the stock repurchase program we were not able to fulfill any of these requests.

Item 6. Exhibits

Ex.	Description
3.1	Articles of Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the prospectus dated April 16, 2010)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004)

4.3	Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010)

10.1	Purchase and Sale Agreement related to 15172 Goldenwest Circle

10.2	Assumption and Modification Agreement related to the Wells Fargo loan dated August 12, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of August, 2011.

CORNERSTONE CORE PROPERTIES REIT, INC.
By:	/s/ Terry G. Roussel
Terry G. Roussel, Chief Executive Officer

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)