Form 10-Q
period 2011-09-30
Cornerstone Core Properties REIT, Inc.
filed 2011-12-01
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
☐ Yes ☑ No
As of November 11, 2011, we had 23,027,235 shares issued and outstanding.

PART I — FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Core Properties REIT, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2011(unaudited) and December 31, 2010 (unaudited)	3

Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 (unaudited) and 2010 (unaudited)	4

Condensed Consolidated Statements of Equity for the Nine Months Ended September 30, 2011 (unaudited) and 2010 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 (unaudited) and 2010 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 5. Other Information	42

Item 6. Exhibits	43

SIGNATURES	45
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$363,000	$2,014,000
Investments in real estate:
Land	11,733,000	18,073,000
Buildings and improvements, net	33,667,000	51,921,000
Intangible lease assets, net	98,000	179,000
Properties held for sale, net	24,365,000	53,088,000

	69,863,000	123,261,000
Notes receivable, net	2,200,000	4,000,000
Note receivable from related party	—	8,000,000
Non-real estate assets associated with properties held for sale	365,000	424,000
Deferred costs and deposits	28,000	32,000
Deferred financing costs, net	297,000	271,000
Tenant and other receivables, net	433,000	446,000
Other assets, net	314,000	549,000
Assets held in variable interest entities:
Cash and cash equivalents	76,000	—
Investments in real estate	9,810,000	—
Accounts receivable, inventory and other assets	196,000	—

Total assets held in variable interest entities	10,082,000	—

Total assets	$83,945,000	$138,997,000

LIABILITIES AND EQUITY

Liabilities:
Notes payable	$23,802,000	$26,604,000
Accounts payable and accrued liabilities	942,000	646,000
Payable to related parties	3,000	—
Prepaid rent, security deposits and deferred revenue	369,000	661,000
Intangible lease liabilities, net	54,000	89,000
Distributions payable	468,000	157,000
Liabilities associated with properties held for sale	3,839,000	9,870,000
Liabilities held in variable interest entities:
Note payable	1,332,000	—
Loan payable	127,000	—
Accounts payable and accrued liabilities	435,000	—
Interest payable	99,000	—

Total liabilities held in variable interest entities	1,993,000	—

Total liabilities	$31,470,000	$38,027,000

Commitments and contingencies (Note 14)
Equity:
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares were issued or outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,235 and 23,074,381 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	23,000	23,000
Additional paid-in capital	116,229,000	117,520,000
Accumulated deficit	(63,481,000)	(16,690,000)

Total stockholders’ equity	52,771,000	100,853,000

Noncontrolling interest	(296,000)	117,000

Total equity	52,475,000	100,970,000

Total liabilities and equity	$83,945,000	$138,997,000

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental revenues	$849,000	$923,000	$2,640,000	$2,966,000
Resident services and fee income	639,000	—	639,000	—
Tenant reimbursements and other income	204,000	251,000	669,000	773,000
Interest income from notes receivable	102,000	336,000	366,000	1,124,000

	1,794,000	1,510,000	4,314,000	4,863,000

Expenses:
Property operating and maintenance	1,076,000	488,000	1,895,000	1,316,000
General and administrative	713,000	521,000	2,083,000	1,572,000
Asset management fees and expenses	403,000	413,000	1,230,000	1,241,000
Real estate acquisition costs	—	30,000	—	58,000
Depreciation and amortization	494,000	542,000	1,567,000	1,600,000
Impairment of note receivable	—	—	1,650,000	—
Impairment of real estate	425,000	—	23,644,000	—

	3,111,000	1,994,000	32,069,000	5,787,000

Operating loss	(1,317,000)	(484,000)	(27,755,000)	(924,000)

Interest income	—	1,000	—	4,000
Interest expense	(452,000)	(305,000)	(1,063,000)	(837,000)

Loss from continuing operations	(1,769,000)	(788,000)	(28,818,000)	(1,757,000)
Discontinued operations:
Income (loss) from discontinued operations	285,000	219,000	(18,377,000)	1,315,000

Net loss	(1,484,000)	(569,000)	(47,195,000)	(442,000)
Loss attributable to noncontrolling interests	352,000	—	404,000	—

Net loss attributable to common stockholders	$(1,132,000)	$(569,000)	$(46,791,000)	$(442,000)

Earnings per common share:
Basic and diluted net loss from continuing operations per common share	$(0.07)	$(0.03)	$(1.22)	$(0.08)
Basic and diluted net income (loss) from discontinued operations per common share	$0.01	$0.01	$(0.78)	$0.06

Weighted average number of common shares	23,860,105	22,880,212	23,635,914	22,917,097

Dividends declared per common share	$—	$0.12	$0.04	$0.36

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

		Common	Additional		Total
	Number of	Stock Par	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Value	Capital	Deficit	Equity	Interests	Total Equity
Balance — December 31, 2010	23,074,381	$23,000	$117,520,000	$(16,690,000)	$100,853,000	$117,000	$100,970,000
Issuance of common stock	—	—	—	—	—	—	—
Redeemed shares	(47,146)	—	(369,000)	—	(369,000)	—	(369,000)
Offering costs	—	—	—	—	—	—	—
Dividends declared	—	—	(922,000)	—	(922,000)	(9,000)	(931,000)
Net loss	—	—	—	(46,791,000)	(46,791,000)	(404,000)	(47,195,000)

Balance — September 30, 2011	23,027,235	$23,000	$116,229,000	$(63,481,000)	$52,771,000	$(296,000)	$52,475,000

		Common	Additional		Total
	Number of	Stock Par	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Value	Capital	Deficit	Equity	Interests	Total Equity
Balance — December 31, 2009	23,114,201	$24,000	$128,559,000	$(13,559,000)	$115,024,000	$131,000	$115,155,000
Issuance of common stock	730,318	1,000	5,609,000	—	5,610,000	—	5,610,000
Redeemed shares	(848,113)	—	(6,501,000)	—	(6,501,000)	—	(6,501,000)
Offering costs	—	—	(470,000)	—	(470,000)	—	(470,000)
Dividends declared	—	—	(8,206,000)	—	(8,206,000)	(9,000)	(8,215,000)
Net loss	—	—	—	(442,000)	(442,000)	—	(442,000)

Balance — September 30, 2010	22,996,406	$25,000	$118,991,000	$(14,001,000)	$105,015,000	$122,000	$105,137,000

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(47,195,000)	$(442,000)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	357,000	216,000
Depreciation and amortization	1,906,000	2,574,000
Straight-line rent and acquired (below) above market leases amortization, net	(34,000)	29,000
Impairment of note receivable	1,650,000	—
Impairment of real estate	42,977,000	—
Provision for bad debt	(2,000)	(44,000)
Change in operating assets and liabilities:
Tenant and other receivables	62,000	30,000
Prepaid and other assets	179,000	209,000
Accounts payable and accrued liabilities	325,000	565,000
Payable to related parties	(6,000)	(376,000)
Prepaid rent, security deposits and deferred revenue	(280,000)	(194,000)

Net cash (used in) provided by operating activities	(61,000)	2,567,000

Cash flows from investing activities:
Real estate acquisitions	—	(1,315,000)
Real estate improvements	(509,000)	(58,000)
Acquired cash of VIE	236,000	—
Proceeds from sale of investment in real estate	9,130,000	—
Escrow deposits	—	(250,000)
Notes receivable proceeds (disbursements)	150,000	(750,000)
Notes receivable from related parties (See Note 8)	(318,000)	(1,089,000)

Net cash provided by (used in) investing activities	8,689,000	(3,462,000)

Cash flows from financing activities:
Issuance of common stock	—	1,151,000
Redeemed shares	(369,000)	(6,501,000)
Repayment of notes payable	(8,873,000)	(344,000)
Offering costs	(12,000)	(460,000)
Distributions paid to stockholders	(611,000)	(3,781,000)
Distributions paid to noncontrolling interest	(9,000)	(9,000)
Deferred financing costs	(329,000)	(131,000)

Net cash used in financing activities	(10,203,000)	(10,075,000)

Net decrease in cash and cash equivalents	(1,575,000)	(10,970,000)
Cash and cash equivalents — beginning of period	2,014,000	18,673,000

Cash and cash equivalents — end of period (including cash of VIE)	$439,000	$7,703,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$760,000	$684,000

Supplemental disclosure of non-cash financing and investing activities:
Accrual for distribution declared	$468,000	$906,000
Accrued leasing commissions payable	$18,000	—
Deferred loan origination fees	$54,000	—
Accrued real estate improvements	$43,000	$74,000
Distributions reinvested	$—	$4,459,000
Payable to related party, net	$3,000	$8,000
Elimination of note receivable from related party through consolidation of variable interest entity (See Note 9)
Assets acquired	$10,069,000	$—
Liabilities assumed	$1,806,000	$—
Elimination of note receivable	$8,263,000	$—

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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
Cornerstone Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on November 30, 2004. At September 30, 2011, we owned a 99.88% general partner interest in the Operating Partnership while the Advisor owned a 0.12% limited partnership interest. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. These financial statements include consolidation of a variable interest entity (see Note 9). All intercompany accounts and transactions have been eliminated in consolidation.
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
As of September 30, 2011, approximately 20.9 million shares of our common stock had been sold in our Offerings for aggregate gross proceeds of approximately $167.1 million. This excludes shares issued under our distribution reinvestment plan.

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
Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2010 Annual Report on Form 10-K as filed with the SEC. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, notes receivable, note receivable from related party, tenant and other receivables, other assets, deferred costs and deposits, deferred financing costs, accounts payable and accrued liabilities, payable to related parties, prepaid rent, security deposits and deferred revenue, distributions payable and notes payable. With the exception of notes receivable, note receivable from related party and notes payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.
The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of September 30, 2011 and December 31, 2010, the fair value of notes payable was $27.3 million and $35.9 million, compared to the carrying value of $27.0 million and $35.9 million, respectively. The carrying values noted above include notes classified as liabilities associated with properties held for sale totaling $3.2 million and $9.3 million as of September 30, 2011 and December 31, 2010, respectively.
As of September 30, 2011 and December 31, 2010, the fair value of notes receivable was $2.1 million and $3.9 million, compared to the carrying value of $2.2 million and $4.0 million, respectively. The fair value of notes receivable is estimated using current rates at which management believes similar loans would be made. During the quarter ended June 30, 2011, we determined the note receivable was impaired and therefore adjusted its carrying value to estimated fair value based on our assessment of the borrower’s business prospects (See Note 7).
At December 31, 2010, the fair value of the note receivable from related party was $8.0 million, consistent with its carrying value, estimated using current rates at which management believes similar loans would be made with similar terms and maturities. On September 30, 2011, we consolidated the related party with which we entered this transaction as we determined that we were the primary beneficiary of the entity at that date (see Note 9).
As a result of our ongoing analysis for potential impairment of our investments in real estate, including properties classified as held for sale, we were required to adjust the carrying value of certain assets to their estimated fair values as of September 30, 2011 (see Note 4). The following table summarizes the assets measured at fair value on a nonrecurring basis during the third quarter of 2011:

	Level 1	Level 2	Level 3
	Assets at	Assets at	Assets at
	Fair Value	Fair Value	Fair Value	Total
Investments in real estate	$—	$—	$846,000	$846,000
Property held for sale	$—	$893,000	$—	$893,000
The following table summarizes the assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2011:

	Level 1	Level 2	Level 3
	Assets at	Assets at	Assets at
	Fair Value	Fair Value	Fair Value	Total
Investments in real estate	$—	$—	$42,816,000	$42,816,000
Properties held for sale	$—	$893,000	$23,472,000	$24,365,000
Note receivable	$—	$—	$2,200,000	$2,200,000
The investments in real estate are deemed to be Level 3 assets as their fair value measurements rely primarily on our estimates of market based inputs and our assumptions about the use of the assets, as observable inputs are not available. We estimate the fair value of real estate using unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and at times engage an external real estate appraiser to assist us in our estimation of fair value.
The property held for sale measured at fair value during the third quarter of 2011 is deemed to be a Level 2 asset as we have received a formal offer for the property. We do not believe that this asset is a Level 1 asset as the provisions in the purchase and sale agreement allowing the potential buyer to opt out of the purchase have not yet lapsed. The properties held for sale that were measured at fair value and deemed to be Level 3 assets were valued based primarily on company-specific inputs and our assumptions about the use of the assets, as observable inputs are not available. We estimate the fair value of real estate using unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and at times engage an external real estate appraiser to assist us in our estimation of fair value.
The note receivable was valued using our estimation of market-based inputs, such as an appropriate discount rate based on the risk profile and duration of the note, to an income approach valuation model.
At September 30, 2011 and December 31, 2010, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.
Variable Interest Entities
The Company analyzes its contractual and/or other interests to determine whether such interests constitute an interest in a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation (“ASC 810”), and, if so, whether the Company is the primary beneficiary. If the Company is determined to be the primary beneficiary of a VIE, it must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE (see Note 9).

Real Estate Assets Held for Sale
The Company evaluates the held for sale classification of its owned real estate each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are classified as held for sale once management commits to a plan to sell the properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods presented. During the second quarter of 2011, management committed to a plan to sell the Mack Deer Valley, Pinnacle Park Business Center, and 2111 South Industrial Park properties to third parties and as such we have classified the properties as held for sale. These properties have not been sold as of September 30, 2011 (see Note 4).
Recent Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendment provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011, which for us will be our 2012 first quarter. We are currently evaluating the impact ASU 2011-04 will have on our financial statements.
In April 2011, the FASB issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). The amendments in this update clarify, among other things, the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The Company’s adoption of ASU 2011-02 on July 1, 2011 did not have a significant impact on its consolidated financial position or results of operations.
4. Investments in Real Estate
Property Portfolio
As of September 30, 2011, our portfolio, including properties held for sale, consists of twelve properties which were approximately 67.5% leased. The following table provides summary information regarding our properties.

						September
		Date	Square	Purchase		30, 2011
Property(1)	Location	Purchased	Footage	Price	Debt	% Leased
2111 South Industrial Park	North Tempe, AZ	June 1, 2006	26,800	$1,975,000	$—	82.1%
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—	100.0%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	1,786,000	29.0%
Mack Deer Valley	Phoenix, AZ	January 21, 2007	180,985	23,150,000	1,469,000	68.3%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	26.1%
Pinnacle Park Business Center	Phoenix, AZ	October 2, 2007	159,661	20,050,000	1,730,000	63.8%
Orlando Small Bay Portfolio Carter Commerce Center	Winter Garden, FL	November 15, 2007	49,125			42.0%
Goldenrod Commerce Center	Orlando, FL	November 15, 2007	78,646			88.6%
Hanging Moss Commerce Center	Orlando, FL	November 15, 2007	94,200			93.4%
Monroe South Commerce Center	Sanford, FL	November 15, 2007	172,500			63.7%
Orlando Small Bay Portfolio			394,471	37,128,000	15,300,000

Monroe North Commerce Center	Sanford, FL	April 17, 2008	181,348	14,275,000	6,715,000	86.5%
1830 Santa Fe	Santa Ana, CA	August 5, 2010	12,200	1,315,000	—	100.0%

			1,142,839	$124,393,000	$27,000,000	67.5%

(1)	The table excludes Sherburne Commons, a variable interest entity for which we became the primary beneficiary and therefore began consolidating their financial results as of June 30, 2011. Sherburne Commons is the only property in our senior housing reportable segment (See Notes 8 and 9).
As of September 30, 2011, adjusted cost and accumulated depreciation and amortization related to investments in real estate and related intangible lease assets were as follows:

			Acquired		Acquired
		Buildings and	Above-Market	In-Place Lease	Below-Market
	Land	Improvements	Leases	Value	Leases
Investments in real estate	$11,733,000	$34,176,000	$1,401,000	$1,181,000	$(620,000)
Less: accumulated depreciation and amortization	—	(509,000)	(1,361,000)	(1,123,000)	566,000

Net investments in real estate and related lease intangibles from continuing operations	11,733,000	33,667,000	40,000	58,000	(54,000)
Net investments in real estate and related lease intangibles held for sale	7,866,000	16,282,000	65,000	152,000	(28,000)

	$19,599,000	$49,949,000	$105,000	$210,000	$(82,000)

As of December 31, 2010, cost and accumulated depreciation and amortization related to real estate and related intangible lease assets were as follows:

			Acquired		Acquired
		Buildings and	Above-Market	In-Place Lease	Below-Market
	Land	Improvements	Leases	Value	Leases
Investments in real estate	$18,073,000	$57,847,000	$1,401,000	$1,181,000	$(620,000)
Less: accumulated depreciation and amortization	—	(5,926,000)	(1,334,000)	(1,069,000)	531,000

Net investments in real estate and related lease intangibles from continuing operations	18,073,000	51,921,000	67,000	112,000	(89,000)
Net investments in real estate and related lease intangibles held for sale	20,607,000	32,198,000	84,000	199,000	(39,000)

	$38,680,000	$84,119,000	$151,000	$311,000	$(128,000)

Depreciation expense associated with buildings and improvements, including properties held for sale, for the three months ended September 30, 2011 and 2010 was $0.3 million and $0.7 million, respectively. Depreciation expense associated with buildings and improvements for the nine months ended September 30, 2011 and 2010 was $1.7 million and $2.2 million, respectively. We are required to make subjective assessments as to the useful lives of our depreciable assets. In making such assessments, we consider the assets expected period of future economic benefit to estimate the appropriate useful lives.
Net amortization expense associated with the intangible lease assets and liabilities, including those associated with properties held for sale, for the three months ended September 30, 2011 and 2010 was $9,000 and $76,000, respectively. Net amortization expense associated with the intangible lease assets and liabilities for the nine months ended September 30, 2011 and 2010 was $0.1 million and $0.2 million, respectively. Estimated net amortization expense for October 1, 2011 through December 31, 2011 and each of the subsequent years is as follows:

Amortization of Intangible
Lease Assets
October 1, 2011 to December 31, 2011	$78,000
2012	$82,000
2013	$51,000
2014	$12,000
2015	$10,000
The estimated useful lives for intangible lease assets range from approximately one month to four years. As of September 30, 2011, the weighted-average amortization period for in-place leases, acquired above market leases and acquired below market leases were 2.0 years, 1.6 years and 1.5 years, respectively.
Impairments
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

The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails that test, the asset carrying value is compared to the estimated fair value from a market participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings.
In the second quarter of 2011, we reviewed the impairment indicators as described above. At that time, our board of directors was evaluating strategic alternatives to maximize shareholder value and therefore we believed that our properties could potentially have shorter holding periods than previously planned in past reporting periods when estimating whether the carrying value of the properties was recoverable. The use of shorter hold periods reduced our future (undiscounted) cash flows attributable to the properties. Consequently, we were required to adjust certain properties to their estimated fair values resulting in an impairment charge of $23.2 million, which is classified as impairment of real estate on our condensed consolidated statements of operations for the nine months ended September 30, 2011. If our holding period assumptions change, additional properties could require additional testing and could result in additional impairment charges in future periods.
In the third quarter of 2011, we noted an increase in uncollected rent payments at the 1830 Sante Fe property. The corresponding reduction in our undiscounted cash flow forecasts caused us to fail step 1 of our impairment test. Accordingly, we recorded an impairment of $0.4 million related to this property.
The fair value of the properties was derived using an income approach primarily utilizing Level 3 inputs. This approach estimates fair value based on expected future cash flows and requires us to estimate, among other things, (1) future market rental income amounts subsequent to the expiration of current lease agreements, (2) property operating expenses, (3) risk-adjusted rate of return and capitalization rates, (4) the number of months it is expected to take to re-lease the property and (5) the number of years the property is expected to be held for investment. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date. When available, current market information, such as comparative sales prices, was used to determine capitalization, discount, and rental growth rates. In cases where market information was not readily available, the inputs were based on our understanding of market conditions and the experience of our management team.
The following table illustrates, by property, the impairment charge recorded to impairment of real estate during the nine months ended September 30, 2011:

Impairment
Property	Charge
20100 Western Avenue	$6,905,000
Carter Commerce Center	1,471,000
Goldenrod Commerce Center	3,403,000
Hanging Moss Commerce Center	2,544,000
Monroe North Commerce Center	4,530,000
Monroe South Commerce Center	4,366,000
Santa Fe	425,000

$23,644,000

Real Estate Held for Sale
In the second quarter of 2011, we reclassified the 15172 Goldenwest Circle property (“Goldenwest”), which was sold on June 14, 2011, and the Mack Deer Valley, the Pinnacle Park Business Center, and the 2111 South Industrial Park properties, which we expect to sell in the fourth quarter of 2011, to properties held for sale. Additionally, the financial results for the properties classified as properties held for sale have been reclassified to discontinued operations for all periods presented (see Note 15).
When assets are classified as held for sale, they are recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. Accordingly, we recorded an impairment charge of $19.2 million for the Goldenwest, Mack Deer Valley, Pinnacle Park, and 2111 South Industrial properties upon their transfer into real estate held for sale in the second quarter of 2011 (see Note 15). In the third quarter of 2011, we recorded an additional impairment of $0.1 million for the 2111 South Industrial Park property.
On November 23, 2011, the previously cancelled purchase and sale agreement executed on August 31, 2011 between us and Columbia Industrial Properties Midwest, LLC, in connection with the sale of the Mack Deer Valley and Pinnacle Park properties, was reinstated. The Company sold these two properties on November 28, 2011, and will recognize the related loss of approximately $0.3 million in the fourth quarter, reflecting a change in facts and circumstances related to the value of the assets subsequent to September 30, 2011.
On October 26, 2011, we entered into a purchase and sale agreement in connection with the sale of the 2111 South Industrial Park property for proceeds of $0.9 million. The sale is expected to close on or before December 21, 2011.

The following table illustrates, by property, the impairment charge recorded in discontinued operations in the nine months ended September 30, 2011:

Impairment
Property	Charge
Mack Deer Valley	$9,674,000
Pinnacle Park Business Center	7,279,000
2111 South Industrial Park	250,000
Goldenwest	2,129,000

$19,332,000

Leasing Commissions
Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term. As of September 30, 2011 and December 31, 2010, we recorded approximately $0.6 million and $0.5 million in leasing commissions, respectively. Amortization expense for the three months ended September 30, 2011 and 2010 was approximately $28,000 and $0.1 million, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was approximately $92,000 and $0.2 million, respectively.
5. Allowance for Doubtful Accounts
Our allowance for doubtful accounts was $0.2 million and $0.4 million as of September 30, 2011 and December 31, 2010, respectively.
6. Concentration of Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments, notes receivable and the note receivable from related party. Refer to Notes 7 and 8 with regard to credit risk evaluation of notes receivable and note receivable from related party. Cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements significant changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provided unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of September 30, 2011, none of our depository accounts are in excess of the federal deposit insurance nor SIPC- insured limits. Therefore we do not have credit risks related to these depository accounts.
As of September 30, 2011, we owned three properties in the state of California, three properties in the state of Arizona and six properties in the state of Florida. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
7. Notes Receivable
Pursuant to agreements originally entered into in May 2008, and amended in March 2009 and May 2010, we committed to loan up to $8.75 million at a rate of 10% per annum to two real estate operating companies, Servant Investments, LLC and Servant Healthcare Investments, LLC (collectively, “Servant”). The commitment was fully funded in December 2010, and the loans mature on May 19, 2013. At the time the loans were made, Servant was a party to an alliance with the managing member of our Advisor.
On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows from operations. During the quarter ended September 30, 2009, we concluded that the collectability of the Servant Investments, LLC (“Servant Investments”) note could not be reasonably assured and therefore, we recorded a reserve of $4.75 million against the note balance. As of September 30, 2011 and December 31, 2010, the Servant Investments note receivable had a net balance of $0. It is our policy to recognize interest income on the reserved loan on a cash basis. For the three months ended September 30, 2011 and 2010, interest income related to the

Servant Investments note receivable was $0 and $80,000, respectively. For the nine months ended September 30, 2011 and 2010, interest income from the note was $0 and $0.4 million, respectively.
During the quarter ended June 30, 2011, after evaluating the expected effects of changes in the borrower’s business prospects, including the uncertainty surrounding Servant’s realization of the fees pursuant to the subadvisory agreement, we concluded that it was probable that the Company would be unable to collect all amounts due according to the terms of the Servant Healthcare, LLC (“Servant Healthcare”) note and consequently, we recorded a note receivable impairment of $1.65 million against the balance of that note. Although the extent to which we will collect the amount due under the Servant Health care note remains uncertain, we do not have information that indicates that a further write-down of the note is warranted at this time. We are continuing to monitor the collectibility of the note and explore repayment alternatives with the Servant entities.
The following table reconciles the notes receivable balance from January 1, 2011 to September 30, 2011 and January 1, 2010 to September 30, 2010:

	2011	2010
Beginning Balance	$4,000,000	$2,875,000
Additions:
Additions to note receivable	—	750,000
Deductions:
Note receivable repayments	(150,000)	—
Note receivable impairments	(1,650,000)	—

Ending Balance	$2,200,000	$3,625,000

As of September 30, 2011 and December 31, 2010, the note receivable had a balance of $2.2 million and $4.0 million respectively. For the three months ended September 30, 2011 and 2010, interest income related to the note receivable was $98,000 and $88,000, respectively. For the nine months ended September 30, 2011 and 2010, interest income from the note was $0.3 million and $0.2 million, respectively.
8. Note Receivable from Related Party
On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC (“Nantucket Acquisition”), a Delaware limited liability company owned and managed by Cornerstone Ventures Inc., an affiliate of our Advisor. The loan was made in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community, Sherburne Commons Residences, LLC (“Sherburne Commons”), located on the island of Nantucket, MA. The loan matures on January 1, 2015, with no option to extend and bears interest at a fixed rate of 8.0% for the term of the loan. Interest is payable monthly with the principal balance due at maturity. Under the terms of the loan, we are entitled to receive additional interest in the form of a 40% participation in the appreciation in value of the property, which is calculated based on the net sales proceeds if the property is sold, or the property’s appraised value, less ordinary disposition costs, if the property has not been sold by the time the loan matures. Prepayment of the loan is not permitted without our consent and the loan is not assumable.
Leasing activity at Sherburne Commons has been lower than originally anticipated and to preserve cash flow for operating requirements, the borrower suspended interest payments to us beginning in the first quarter of 2011. Consequently, we began recognizing interest income on a cash basis commencing in the first quarter of 2011. In the second quarter of 2011, the loan balance was increased by $0.3 million to provide funds to meet Sherburne Commons’ operating shortfalls. It is anticipated that additional disbursements may be required while we continue to increase occupancy and evaluate other alternatives to maximize the value of the property, including the potential for additional development, joint ventures or the disposition of the property.
For the three months ended September 30, 2011 and 2010, interest income recognized on the note was $0 and $0.2 million, respectively. For the nine months ended September 30, 2011 and 2010, interest income recognized from the note was approximately $55,000 and $0.5 million, respectively.
On a quarterly basis, we evaluate the collectability of our notes receivable from related parties. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows. For the three months ended September 30, 2011 and 2010, we did not record any impairment on the note receivable from related party.

The following table reconciles the note receivable from related party from January 1, 2011 to September 30, 2011 and January 1, 2010 to September 30, 2010:

	2011	2010
Beginning Balance	$8,000,000	$6,911,000
Additions:
Additions to note receivable from related parties	318,000	1,089,000
Deductions:
Repayments of note receivable from related parties	—	—

Ending Balance	$8,318,000	$8,000,000

Nantucket Acquisition is considered a variable interest entity because the equity owners of Nantucket Acquisition do not have sufficient equity at risk, and our mortgage loan commitment was determined to be a variable interest. Due to the suspension of interest payments by the borrower, we issued a notice of default to the borrower on June 30, 2011 and determined that we are the primary beneficiary of the VIE due to our enhanced ability to direct the activities of the VIE. The primary beneficiary of a VIE is required to consolidate the operations of the VIE. Consequently, we have consolidated the operations of the VIE as of June 30, 2011 and, accordingly, eliminated the note receivable from related party balance in consolidation (see Note 9).
9. Consolidation of Variable Interest Entity
GAAP requires the consolidation of variable interest entities (“VIE”) in which an enterprise has a controlling financial interest. A controlling financial interest has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIEs economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
In compliance with ASC 810, Consolidation, we continuously analyze and reconsider our initial determination of VIE status to determine whether we are the primary beneficiary by considering, among other things, whether we have the power to direct the activities of the VIE that most significantly impact its economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
As of September 30, 2011, we had a variable interest in one VIE in the form of a note receivable from Nantucket Acquisition in the amount of $8.3 million (see Note 8).
As a result of our issuing a notice of default with respect to the note, we determined that we were the primary beneficiary of the VIE, and therefore consolidated the operations of the VIE beginning June 30, 2011. Assets of the VIE may only be used to settle obligations of the VIE and creditors of the VIE have no recourse to the general credit of the Company. As of June 30, 2011, our evaluation of the value of the assets and liabilities of Sherburne Commons was preliminary. During the quarter ended September 30, 2011, the evaluation was finalized. The following table illustrates our final fair value allocation of the assets and liabilities of Sherburne Commons consolidated in our condensed consolidated balance sheets as of June 30, 2011:

Cash and cash equivalents	$236,000
Buildings and improvements	5,658,000
Site improvements	610,000
Furniture and fixtures	390,000
Below-market ground lease	3,180,000
In-place leases	90,000
Below-market leases	(290,000)
Accounts receivable and other assets	195,000
Accounts payable and accrued liabilities	(289,000)
Interest payable	(57,000)
Loan payable	(128,000)
Note payable	(1,332,000)

Total net assets	$8,263,000

The following unaudited pro forma information for the three and nine months ended September 30, 2011 and 2010 has been prepared to reflect the incremental effect on the Company had the operations of Sherburne Commons been consolidated on January 1, 2010.

	Three months	Three months
	Ended	Ended
	September 30, 2011	September 30, 2010
Revenues	$1,794,000	$1,871,000
Net loss	$(1,447,000)	$(1,283,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.06)	$(0.06)

	Nine months	Nine months
	Ended	Ended
	September 30, 2011	September 30, 2010
Revenues	$5,081,000	$5,766,000
Net loss	$(48,180,000)	$(2,147,000)
Basic and diluted net loss per common share attributable to common stockholders	$(2.04)	$(0.09)
No adjustments for non-recurring charges were made in the pro-forma information presented above. For Sherburne Commons, we recorded revenues of $0.6 million and expenses of $0.8 million in our condensed consolidated statements of operations for the three and nine months ended September 30, 2011.
10. Payable to Related Parties
Payable to related parties at September 30, 2011 consists of expense reimbursements payable to the Advisor.
11. Equity
Common Stock
Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of September 30, 2011 and December 31, 2010, we had cumulatively issued 20.9 million shares of common stock for a total of $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. On November 23, 2010, we stopped making and accepting offers to purchase shares of our stock (see Note 1).
Distributions
We have adopted a distribution reinvestment plan that allows our stockholders to have their distributions invested in additional shares of our common stock. We have registered 21,100,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share. As of September 30, 2011 and December 31, 2010, approximately 2.3 million shares had been issued under the distribution reinvestment plan. On November 23, 2010, our board of directors adopted a resolution to suspend the distribution reinvestment plan indefinitely effective December 14, 2010. As a result, distributions were paid entirely in cash during the period between December 14, 2010 and March 31, 2011. Commencing with the April 2011 distributions, the board elected to pay distributions on a quarterly basis. However, due to cash constraints, the board has elected to defer the second quarter 2011 distribution payment until the Company’s cash position improves.
We cannot provide any assurance as to if or when we will resume our distribution reinvestment plan.

The following are the distributions declared during the nine months ended September 30, 2011 and 2010:

				Cash flows Provided by (used in)
	Distribution Declared (2)			operating
Period	Cash	Reinvested	Total	activities
First quarter 2010 (1)	$1,221,000	$1,490,000	$2,711,000	$1,103,000
Second quarter 2010 (1)	$1,256,000	$1,468,000	$2,724,000	$461,000
Third quarter 2010	$1,323,000	$1,448,000	$2,771,000	$1,003,000

First quarter 2011	$454,000	$—	$454,000	$481,000
Second quarter 2011	$468,000	$—	$468,000	$(219,000)
Third quarter 2011	$—	$—	$—	$(323,000)

(1)	Distributions declared primarily represented a return of capital for tax purposes.

(2)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds.
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
From our inception in October 2004 through September 30, 2011, we declared aggregate distributions of $32.8 million. Our cumulative net loss and cumulative cash flows from operations during the same period were $63.5 million and $6.3 million, respectively.
Stock Repurchase Program
On November 23, 2010, our board of directors concluded that we did not have sufficient funds available to us to continue funding share repurchases. Accordingly, our board of directors suspended repurchases under the program effective December 31, 2010. In January 2011, repurchases due to the death of a shareholder that were requested in 2010, prior to the suspension of the stock repurchase program were funded. We can make no assurance as to when and on what terms redemptions will resume. Our board has the authority to resume, suspend again, or terminate the share redemption program at any time upon 30 days written notice to our stockholders. Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources.
During the nine months ended September 30, 2011, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January	47,146	$7.82
February	—	$—
March	—	$—
April	—	$—
May	—	$—
June	—	$—
July	—	$—
August	—	$—
September	—	$—

47,146

We have received requests to redeem 61,123 shares during this period, however, due to the current suspension of the stock repurchase program we were not able to fulfill any of these requests.

During the nine months ended September 30, 2010, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January	249,146	$7.46
February	100,999	$7.63
March	159,479	$7.76
April	161,356	$7.82
May	123,562	$7.64
June	39,821	$7.98
July	13,750	$8.00
August	—	$—
September	—	$—

	848,113

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
Effective January 1, 2006, we adopted the provisions of, FASB ASC 718-10, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. On August 6, 2008 and August 8, 2007, we granted our non-employee directors nonqualified stock options to purchase an aggregate of 20,000 and 20,000 shares of common stock, respectively, at an exercise price of $8.00 per share. Of these options, 15,000 lapsed on November 8, 2008 due to the resignation of one director from the board of directors on August 6, 2008. Outstanding stock options became immediately exercisable in full on the grant date, will expire ten years after their grant date, and have no intrinsic value as of September 30, 2011. For the three and nine months ended September 30, 2011 and 2010, we did not incur any non-cash compensation expenses. No stock options were exercised or canceled during the three and nine months ended September 30, 2011 and 2010. In connection with the registration of the shares in our follow-on offering, we have suspended the issuance of options to our independent directors under the Plan, and we do not expect to issue additional options to our independent directors until we cease offering shares pursuant to our offering.
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
The fees and expense reimbursements payable to the Advisor under the advisory agreement are described below. As discussed below, we amended the advisory agreement on August 31, 2011 to reduce the asset management fee payable by us to our Advisor beginning on October 1, 2011.

Organizational and Offering Costs. Organizational and offering costs of our offerings are being paid by the Advisor on our behalf and will be reimbursed to the Advisor from the proceeds of our offerings. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing-related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our shares; (iii) the costs of conducting our training and education meetings; (iv) the costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from our initial public offering and follow-on offering. At times during our offering stage, before the maximum amount of gross proceeds has been raised, the amount of organization and offering expenses that we incur, or that our Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from our public offerings at the conclusion of our offerings.
As of September 30, 2011 and December 31, 2010, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.6 million, including approximately $0.1 million of organizational costs that was expensed and approximately $5.5 million of offering costs which reduced net proceeds of our offerings. Of this amount, $4.4 million reduced the net proceeds of our initial public offering and $1.1 million reduced the net proceeds of our follow-on offering.
Acquisition Fees and Expenses. The advisory agreement requires us to pay the Advisor acquisition fees in an amount equal to 2.0% of the gross proceeds from our offerings. We have paid the acquisition fees upon receipt of the gross proceeds from our initial and follow-on offerings (excluding gross proceeds related to sales pursuant to our distribution reinvestment plan). However, if the advisory agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the three months ended September 30, 2011 and 2010, the Advisor earned $0 and $1,200 of acquisition fees, respectively, which are included in real estate acquisition costs on our condensed consolidated statement of operations. For the nine months ended September 30, 2011 and 2010, the Advisor earned $0 and $23,000 of acquisition fees, respectively, which are included in real estate acquisition costs on our condensed consolidated statement of operations.
Management Fees. Prior to October 1, 2011, the advisory agreement required us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the Average Invested Assets (as defined in the advisory agreement). For the three months ended September 30, 2011 and 2010, the Advisor earned $0.4 million and $0.4 million, respectively of asset management fees, which were expensed and included in asset management fees in our condensed consolidated statement of operations. For the nine months ended September 30, 2011 and 2010, the Advisor earned $1.2 million and $1.1 million, respectively of asset management fees, which were expensed and included in asset management fees in our condensed consolidated statement of operations. On August 31, 2011, we amended the advisory agreement to provide that, beginning on October 1, 2011, the asset management fee payable by us to our Advisor shall be reduced to a monthly rate of one-twelfth of 0.75% of our Average Invested Assets, as defined above.
In addition, we reimburse the Advisor for the direct and indirect costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf. These fees and expenses are in addition to management fees that we pay to third party property managers. For the three months ended September 30, 2011 and 2010, the Advisor reimbursed $44,000 and $45,000, respectively, of such direct and indirect costs and expenses on our behalf, which are included in asset management fees and expenses in our condensed consolidated statement of operations. For the nine months ended September 30, 2011 and 2010, the Advisor earned $129,000 and $124,000, respectively, of such direct and indirect costs and expenses on our behalf, which are included in asset management fees and expenses in our condensed consolidated statement of operations.

Operating Expenses. The advisory agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us. For the three months ended September 30, 2011 and 2010, $0.2 million and $0.3 million of such costs were reimbursed and are included in general and administrative expenses in our condensed consolidated statement of operations, respectively. For the nine months ended September 30, 2011 and 2010, $0.7 million and $0.8 million of such costs, respectively, were reimbursed and are included in general and administrative expenses in our condensed consolidated statement of operations.
Pursuant to provisions contained in our charter and in our amended and restated advisory agreement with our Advisor, our board of directors has the ongoing responsibility of limiting our total operating expenses for the trailing four consecutive quarters to amounts that do not exceed the greater of 2% of our average invested assets or 25% of our net income, calculated in the manner set forth in our charter, unless a majority of the directors (including a majority of the independent directors) has made a finding that, based on unusual and non-recurring factors that they deem sufficient, a higher level of expenses is justified (the “2%/25% Test”). In the event that a majority of the directors (including a majority of the independent directors) does not determine that such excess expenses are justified, our Advisor must reimburse to us the amount of the excess expenses paid or incurred (the “Excess Amount”).
As previously disclosed, for the periods ended March 31, 2011 and June 30, 2011 our board of directors conditioned its findings that Excess Amounts for such periods were justified upon the Advisor agreeing to carry over such Excess Amounts and include them in total operating expenses in subsequent periods, with any waiver of such amounts being dependent on our Advisor’s satisfactory progress with respect to executing the strategic alternative to be chosen by the independent directors. Accordingly, for the five-fiscal-quarter period ended June 30, 2011, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $5.0 million and incurred an Excess Amount of approximately $1.3 million during the five quarters ended June 30, 2011, which has been carried over and included in the total operating expenses for the current period for the purpose of the 2%/25% Test.
For the six-fiscal-quarter period ended September 30, 2011, our total operating expenses again exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $6.1 million and incurred an Excess Amount of approximately $1.7 million during the six quarters ended September 30, 2011. Our board of directors (including a majority of our independent directors) has determined that this Excess Amount is justified as unusual because of our small size (for a public reporting company) and non-recurring because of (i) the Advisor’s current progress toward developing strategic alternatives for consideration by the independent directors, and (ii) the recent amendment to the advisory agreement to reduce asset management fees payable to the Advisor. However, notwithstanding such justification, and as a condition to such justification, the Advisor has again agreed that the Excess Amount the six-fiscal-quarter period ended September 30, 2011 shall be carried over and included in total operating expenses in subsequent periods, with any waiver dependent on our Advisor’s satisfactory progress with respect to executing the strategic alternative to be chosen by the independent directors.
Property Management Fees. The advisory agreement provides that if we retain our Advisor or an affiliate to manage and lease some of our properties, we will pay a market-based property management fee or property leasing fee, which may include reimbursement of our Advisor’s or affiliate’s personnel costs and other costs of managing the properties. For the three months ended September 30, 2011 and 2010, the Advisor earned $2,000 and $8,000, respectively, of such property management fees. For the nine months ended September 30, 2011 and 2010, the Advisor earned $13,000 and $20,000, respectively, of such property management fees. These costs are included in property operations and maintenance expenses in our condensed consolidated statements of operations.
Disposition Fee. Prior to the second amendment to the Amended and Restated Advisory Agreement executed on November 11, 2011, the advisory agreement provided that if the Advisor or its affiliates provide a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the Advisor or such affiliate a disposition fee up to 3% of the sales price of such property or properties upon closing. This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. We will pay the disposition fees for a property at the time the property is sold. For the three and nine months ended September 30, 2011, the Advisor earned $94,000 of disposition fees. We did not incur any such fees in 2010. Subsequent to November 11, 2011, the disposition fee was changed from up to 3% of the sales price of properties sold to up to 1% of the sales price of properties sold if the Advisor or its affiliates provide a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors).
Subordinated Participation Provisions. The Advisor is entitled to receive a subordinated participation upon the sale of our properties, listing of our common stock or termination of the Advisor, as follows:
•	After stockholders have received cumulative distributions equal to $8.00 per share (less any returns of capital) plus cumulative, non-compounded annual returns on net invested capital, the Advisor will be paid a subordinated participation in net sales proceeds ranging from a low of 5% of net sales proceeds provided investors have earned annualized returns of 6% to a high of 15% of net sales proceeds if investors have earned annualized returns of 10% or more.

•	Upon termination of the advisory agreement, the Advisor will receive the subordinated performance fee due upon termination. This fee ranges from a low of 5% of the amount by which the sum of the appraised value of our assets minus our liabilities on the date the advisory agreement is terminated plus total distributions (other than stock distributions) paid prior to termination of the advisory agreement exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the appraised value of our assets minus our liabilities plus all prior distributions (other than stock distributions) exceeds the amount of invested capital plus annualized returns of 10% or more.
•	In the event we list our stock for trading, the Advisor will receive a subordinated incentive listing fee instead of a subordinated participation in net sales proceeds. This fee ranges from a low of 5% of the amount by which the market value of our common stock plus all prior distributions (other than stock distributions) exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the market value of our common stock plus all prior distributions (other than stock distributions) exceeds the amount of invested capital plus annualized returns of 10% or more.
Dealer Manager Agreement
PCC, as dealer manager, is entitled to receive sales commissions of up to 7% of gross proceeds from sales of our initial and follow-on offerings. PCC, as dealer manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales of our primary or follow-on offerings. The dealer manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales of our primary and follow-on offerings. The advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) are in excess of 13.5% of gross proceeds from our offerings. For the three months ended September 30, 2011 and 2010, our dealer manager earned sales commissions and dealer manager fees of $0 and $6,000, respectively. For the nine months ended September 30, 2011 and 2010, our dealer manager earned sales commissions and dealer manager fees of approximately $0 and $0.1 million, respectively. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheets.
13. Notes Payable
We have total debt obligations of $27.0 million, including $3.2 million classified as liabilities associated with real estate held for sale, that will mature in December 2011, February 2012, and November 2014. We are pursuing options for restructuring these debts and other repayment alternatives, including asset sales, sourcing additional equity capital and obtaining new financing that will reposition the assets. However, there can be no assurance that we will be successful in executing such debt restructuring or repayment options. If we are unable to obtain alternative financing or sell properties in order to repay the debt, this could result in the lenders foreclosing on properties. Based on the various options available to us and ongoing discussions with our lenders, management believes that we will be able to meet or successfully restructure our debt obligations.
In connection with our notes payable, we incurred financing costs totaling $0.7 million and $2.0 million, as of September 30, 2011 and December 31, 2010, respectively. These financing costs have been capitalized and are being amortized over the life of the agreements. For the three months ended September 30, 2011 and 2010, $0.2 million and $0.1 million, respectively, of deferred financing costs were amortized and included in interest expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2011 and 2010, $0.4 million and $0.2 million, respectively, of deferred financing costs were amortized and included in interest expense in the condensed consolidated statements of operations.
HSH Nordbank AG
We have amended our credit agreement with HSH Nordbank AG, New York Branch (“HSH Nordbank”) in a series of amendments extending the credit facility maturity date from September 20, 2010 to December 16, 2011. As a part of these amendments, we made a principal reduction payment and paid extension fees.
The July 2011 amendment to this credit agreement extended the maturity date from September 30, 2011 to December 16, 2011 and increased the margin spread over LIBOR from a range of 350 to 375 basis points to a fixed 375 basis points from June 1, 2011 to September 30, 2011 and to 400 basis points from October 1, 2011 to the maturity date. Additionally, this amendment eliminated our requirement to make principal reduction payments of $0.3 million in July, August, and September 2011, respectively. We may not draw additional funds under this credit agreement. In connection with this extension and the sale of the Goldenwest property (See Note 15), we made a principal payment of approximately $7.8 million.
As of September 30, 2011 and December 31, 2010, the outstanding principal amount of our obligations under the credit agreement was approximately $5.0 million and $13.1 million, respectively. The weighted average interest rate as of September 30, 2011 and December 31, 2010 was 3.79% and 2.11%, respectively. The facility contains various covenants including financial covenants with respect to consolidated interest and fixed charge coverage and secured debt to secured asset value. As of September 30, 2011, we were not in compliance with the financial covenant pertaining to the maintenance of minimum occupancy levels. This loan was repaid in its entirety on November 28, 2011.
Wells Fargo Bank, National Association
On November 13, 2007, we entered into a loan agreement with Wells Fargo Bank, National Association (“Wells Fargo Bank”), successor by merger to Wachovia Bank, N.A to facilitate the acquisition of properties during our offering period. Through a series of amendments, we have extended the maturity date from November 13, 2010 to February 13, 2012.
In connection with our most recent amendment on August 12, 2011, the 2111 South Industrial Park and Shoemaker Industrial buildings were added to the loan collateral, and we made a principal payment of $0.5 million. The terms of the amended loan provide for two one-year extensions, subject to meeting certain loan-to-value and debt service coverage ratios and require monthly principal payments. Interest on the amended loan increased to 300 basis points over the one-month LIBOR with a 150 basis point LIBOR floor.
As of September 30, 2011 and December 31, 2010, we had net borrowings of $15.3 million and $15.9 million under the loan agreement, respectively. The weighted average interest rate as of September 30, 2011 and December 31, 2010 was 1.92% and 1.66%, respectively. This loan agreement contains various reporting covenants including providing periodic balance sheets, statements of income and expenses of borrower and each guarantor, statements of income and expenses and changes in financial position of each secured property and cash flow statements of borrower and each guarantor. As of September 30, 2011, we were in compliance with all financial covenants.
Transamerica Life Insurance Company
In connection with our acquisition of Monroe North Commerce Center, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”). Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica secured mortgage loan. The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum. As of September 30, 2011 and December 31, 2010, we had an outstanding balance of $6.7 million and $6.9 million, respectively, under this loan agreement. This Loan Assumption Agreement contains various reporting covenants including an annual income statement, rent roll, operating budget and a narrative summary of leasing prospects for vacant spaces. As of September 30, 2011, we were in compliance with all these reporting covenants. The monthly payment on this loan is approximately $50,370. During each of the three months ended September 30, 2011 and 2010, we incurred $0.1 million of interest expense related to this loan agreement. During each of the nine months ended September 30, 2011 and 2010, we incurred $0.3 million of interest expense related to this loan agreement.
The principal payments due on the Monroe North Commerce Center mortgage loan for October 1, 2011 to December 31, 2011 and each of the subsequent years are as follows:

Year	Principal amount
October 1, 2011 to December 31, 2011	$35,000
2012	$217,000
2013	$230,000
2014	$6,234,000

14. Commitments and Contingencies
We monitor our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our condensed consolidated financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our condensed consolidated financial condition, results of operations and cash flows. We are also subject to contingent losses related to the notes receivable and note receivable from related party. For further details see Notes 7 and 8. We are not presently subject to any material litigation nor, to our knowledge, any material litigation threatened against us which if determined unfavorably to us would have a material effect on our condensed consolidated financial condition, results of operations and cash flows.
15. Discontinued Operations
Divestitures
In accordance with FASB ASC 360-10, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.
On June 14, 2011, our wholly-owned subsidiary sold the Goldenwest property to Westminster Redevelopment Agency, a non-related party, for a purchase price of approximately $9.4 million. Goldenwest is a 102,200 square foot industrial building situated on 5.4 acres of land in Westminster, CA. Approximately $7.8 million in proceeds from the sale were used to pay down a portion of the HSH Nordbank credit facility. The operations of Goldenwest, including an impairment charge of $2.1 million recorded in the second quarter of 2011, are presented as loss from discontinued operations on our condensed consolidated statement of operations. Prior year results of operations have been reclassified to discontinued operations.
Real Estate Held for Sale
In the second quarter of 2011, our board of directors authorized us to actively market the Mack Deer Valley, Pinnacle Park Business Center, and 2111 South Industrial Park properties for sale. The 2111 South Industrial Park property is currently in escrow and the sale is expected to close on or before December 21, 2011. The Pinnacle Park Business Center and Mack Deer Valley properties were sold on November 28, 2011 for proceeds of $23.9 million. The assets and liabilities of properties for which we have initiated plans to sell, but have not yet sold as of September 30, 2011, have been classified as real estate held for sale and liabilities associated with real estate held for sale on the accompanying condensed consolidated balance sheets. As of September 30, 2011, this represents the assets and liabilities of the three properties noted above. The results of operations for the above properties have been presented in discontinued operations on the accompanying condensed consolidated statements of operations for all periods presented.
The following is a summary of the components of income / (loss) from discontinued operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Rental revenues, tenant reimbursements and other income	$677,000	$967,000	$2,427,000	$3,245,000
Operating expenses, real estate taxes, and interest expense	239,000	367,000	996,000	956,000
Depreciation and amortization	—	381,000	476,000	974,000
Impairment of real estate	153,000	—	19,332,000	—

Income (loss) from discontinued operations	$285,000	$219,000	$(18,377,000)	$1,315,000

FASB ASC 360-10 requires that assets classified as held for sale be carried at the lesser of their carrying amount or fair value less selling costs. Consequently, we recorded an impairment charge of $19.2 million, classified as income (loss) from discontinued operations, in the second quarter of 2011 to reduce the carrying value of those properties.

The fair value of these properties was derived using an income approach utilizing our internal estimate of market-based leasing projections for each property and discount and capitalization rates derived from market surveys (see Note 4).
In the third quarter of 2011, we recorded an impairment charge of $0.1 million, classified as income (loss) from discontinued operations, to adjust the 2111 South Industrial Park property to its estimated fair value, net of estimated selling costs. The fair value of this property was derived from a recent offer received on the property.
The following table presents balance sheet information for the properties classified as held for sale on September 30, 2011. No properties were classified as held for sale as of December 31, 2010.

September 30,
2011
Investments in real estate:
Land	$7,865,000
Buildings and improvements, net	16,283,000
Intangible lease assets, net	217,000

Real estate held for sale, net	$24,365,000

Other assets:
Tenant and other receivables, net	$259,000
Other assets	6,000
Leasing commissions, net	100,000

Non-real estate assets associated with real estate held for sale	$365,000

Total assets	$24,731,000

Liabilities:
Accounts payable and accrued liabilities	$49,000
Real estate taxes payable	369,000
Tenant security deposits	195,000
Intangible lease liabilities, net	27,000
Loan payable	3,199,000

Liabilities associated with properties held for sale	$3,839,000

16. Segment Reporting
Prior to the third quarter of 2011, we operated in one reportable segment: industrial. As of September 30, 2011, we operated in two reportable business segments for management and internal financial reporting purposes: industrial and senior housing. These operating segments are the segments for which separate financial information is available and for which operating results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our senior housing segment consists solely of the operations of the Sherburne Commons property, a senior-living facility owned by Nantucket Acquisition LLC and a VIE that we consolidated on June 30, 2011 as a result of our becoming the primary beneficiary of the entity (see Note 9). Our industrial segment consists of 12 multi-tenant industrial properties, including the properties held for sale, offering a combination of warehouse and office space adaptable to a broad range of tenants and uses typically catering to local and regional businesses.
We evaluate performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenue less property operating and maintenance expenses. There were no intersegment transactions in the third quarter of 2011 as we record interest income from the Sherburne Commons note on a cash basis (see Note 8). We believe net operating income is useful to investors in understanding the value of income producing real estate property. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operations of each property. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered an alternative to net income as the primary indicator of operating performance as it excludes certain items such as interest income from notes receivable, depreciation and amortization, asset management fees and expenses, real estate acquisition costs, interest expense and general and administrative expenses. Additionally, net operating income, as we define it, may not be comparable to net operating income as defined by other REITs or companies.

The following tables reconcile the segment activity to consolidated net income for the three and nine months ended September 30, 2011. We operated in a single reportable segment in 2010:

	Three Months Ended September 30, 2011
		Senior
	Industrial	Housing	Consolidated
Rental revenues	$849,000	$—	$849,000
Resident services and fee income	—	639,000	639,000
Tenant reimbursements and other income	204,000	—	204,000

	1,053,000	639,000	1,692,000
Property operating and maintenance expenses	428,000	648,000	1,076,000

Net operating income (loss)	$625,000	$(9,000)	$616,000

General and administrative expenses			713,000
Asset management fees and expenses			403,000
Real estate acquisition costs			—
Depreciation and amortization			494,000
Impairment of real estate			425,000
Interest (income) on notes receivable (1)			(102,000)
Interest expense			452,000
Income from discontinued operations			(285,000)

Net loss			$(1,484,000)
Noncontrolling interests’ share of loss			352,000

Net loss applicable to common shares			$(1,132,000)

(1)	Interest income on notes receivable is not allocated to a reportable segment

	Nine Months Ended September 30, 2011
		Senior
	Industrial	Housing	Consolidated
Rental revenues	$2,640,000	$—	$2,640,000
Resident services and fee income	—	639,000	639,000
Tenant reimbursements and other income	669,000	—	669,000

	$3,309,000	$639,000	$3,948,000
Property operating and maintenance expenses	1,247,000	648,000	1,895,000

Net operating income (loss)	$2,062,000	$(9,000)	$2,053,000

General and administrative expenses			2,083,000
Asset management fees and expenses			1,230,000
Real estate acquisition costs			—
Depreciation and amortization			1,567,000
Impairment of notes receivable			1,650,000
Impairment of real estate			23,644,000
Interest (income) on notes receivable (1)			(366,000)
Interest expense			1,063,000
Loss from discontinued operations			18,377,000

Net loss			$(47,195,000)
Noncontrolling interests’ share of loss			404,000

Net loss applicable to common shares			$(46,791,000)

(1)	Interest income on notes receivable is not allocated to a reportable segment

The following table reconciles the segment activity to consolidated financial position as of September 30, 2011. As we had only one reportable segment in 2010, that period is excluded from the table.

September 30, 2011
Assets:
Investments in real estate:
Industrial	$69,863,000
Senior housing	9,810,000

Total reportable segments	$79,673,000
Reconciliation to consolidated assets:
Cash and cash equivalents	439,000
Tenant and other receivables, net	449,000
Note receivables, net	2,200,000
Deferred financing costs, net	297,000
Non-real estate assets held for sale, net	365,000
Other assets	522,000

Total assets	$83,945,000

17. Subsequent Events
Other than the purchase and sale agreement entered into for the sale of the 2111 South Industrial Park property and the sale of the Mack Deer Valley and Pinnacle Park Business Center properties (discussed in Notes 4 and 15), and the amendment to the Amended and Restated Advisory Agreement (discussed in Note 12), no significant events have occurred subsequent to our balance sheet date that require further disclosure or adjustment to our balances.

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
Further, in June 2011, the board decided, based on the financial position of the Company, to suspend the declaration of further distributions and to defer the payment of the second quarter 2011 distribution.
Our board of directors continues to evaluate strategic alternatives to reposition the company and preserve and increase shareholders’ value. Specifically, we are pursuing options for restructuring and repaying our debt, including asset sales, sourcing additional equity capital and obtaining new financing that will reposition the assets.
We used the net proceeds from our initial public offering to invest primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States. If we resume our follow-on offering, we intend to use the net proceeds from our follow-on offering to acquire additional real estate investments and pay down temporary acquisition financing on our existing assets.
As of September 30, 2011, we had raised approximately $167.1 million of gross proceeds from the sale of approximately 20.9 million shares of our common stock in our initial public offering and follow-on offering and had acquired thirteen properties, one of which was subsequently sold.
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
Market Outlook — Real Estate and Real Estate Finance Markets
Beginning in 2010, and continuing during 2011, significant and widespread concerns about credit risk and access to capital experienced during 2009 began to subside. However, uncertainties created by a sluggish U.S. economy and global economic problems have depressed real estate demand. Increased trade volume in 2010 spurred some increase in leasing activity in select west coast industrial markets. However, if economic uncertainty persists, we may continue to experience significant vacancies and expect to be required to reduce rental rates on occupied space.
Despite recent positive economic indicators, both the national and most global economies have experienced continued volatility throughout 2010 and the first nine months of 2011. These conditions, combined with stagnant business activity and low consumer confidence, have resulted in a challenging operating environment in 2011.
As a result of the decline in general economic conditions, the U.S. commercial real estate industry has also experienced deteriorating fundamentals across all major property types and most geographic markets. These market conditions have and will likely continue to have a significant impact on our real estate investments. In addition, these market conditions have impacted multi-tenants industrial property tenants and businesses, which makes it more difficult for them to meet current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Increases in rental concessions given to retain tenants and maintain our occupancy level, which is vital to the continued success of our portfolio, has resulted in lower current cash flows from operations. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, would result in additional decreases in cash flows from operations.
With respect to our senior housing segment, the above economic conditions have seriously depressed single family home sales, limiting potential residents’ ability to move to senior housing and the lower sales prices of residential properties have reduced the funds seniors have available to fund their future living and care needs.

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

Results of Operations
As of September 30, 2011, we operated in two reportable business segments for management and internal financial reporting purposes: industrial and senior housing. Our industrial segment consists of operations of 12 multi-tenant industrial properties, which offer a combination of warehouse and office space adaptable to a broad range of tenants and uses catering to local and regional businesses. Our senior housing segment consists solely of the operations of Sherburne Commons, a senior living facility owned by Nantucket Acquisition, LLC, a VIE that we consolidated on June 30, 2011 as a result of our becoming the primary beneficiary of the entity. Prior to June 30, 2011, we operated only in the industrial segment as the financial results of Sherburne Commons were not consolidated in our condensed consolidated financial statements.
Three Months Ended September 30, 2011 and 2010

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
Net operating income, as defined (1)
Industrial	$1,053,000	$1,174,000	$(121,000)	(10%)
Senior Housing	639,000	—	639,000	—

Total portfolio net operating income	$1,692,000	$1,174,000	$518,000	44%

Reconciliation to net loss:
Net operating income, as defined (1)	$616,000	$686,000	$(70,000)	(10%)
Unallocated expenses (income):
General and administrative expenses	713,000	521,000	192,000	37%
Asset management fees and expenses	403,000	413,000	(10,000)	(2%)
Real estate acquisitions costs and earn out costs	—	30,000	(30,000)	(100%)
Depreciation and amortization	494,000	542,000	(48,000)	(9%)
Impairment of real estate	425,000	—	425,000	—
Interest (income) on notes receivable	(102,000)	(337,000)	(235,000)	(70%)
Interest expense	452,000	305,000	147,000	48%

Net loss from continuing operations	(1,769,000)	(788,000)	(981,000)	124%
Income from discontinued operations	285,000	219,000	66,000	30%

Net loss	(1,484,000)	(569,000)	(915,000)	161%
Net loss attributable to noncontrolling interests	(352,000)	—	(352,000)	—

Net loss attributable to common stockholders	$(1,132,000)	$(569,000)	$(563,000)	99%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as interest income on notes receivable, depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.
Industrial
Total revenue for the industrial segment includes rental revenue and tenant reimbursements and other income. Total revenue for the three months ended September 30, 2011 decreased to $1.1 million from $1.2 million for the three months ended September 30, 2010. The decrease is primarily due to lower occupancy rates, lower lease rental rates and longer lease up periods for vacant units as a result of the current economic environment partially offset by termination payments from former tenants. Property operating and maintenance expenses include utilities, repairs and maintenance and other property operating costs. These costs decreased to $0.4 million for the three months ended September 30, 2011 from $0.5 million for the three months ended September 30, 2010 primarily due to a lower bad debt expense and lower property tax assessments resulting from successful property tax appeals. Net operating income for the three months ended September 30, 2011 decreased to $0.6 million from $0.7 million for the three months ended September 30, 2010.

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
Industrial — Net operating income

Total revenues:
Rental revenue	$849,000	$923,000	$(74,000)	(8%)
Tenant reimbursement and other income	204,000	251,000	(47,000)	(19%)

	1,053,000	1,174,000	(121,000)	(10%)

Less:
Property operating and maintenance expenses	428,000	488,000	(60,000)	(12%)

Total portfolio net operating income	$625,000	$686,000	$(61,000)	(9%)

Senior Housing
At June 30, 2011, we began consolidating Nantucket Acquisition and its subsidiary, Sherburne Commons, a senior housing facility. Since the operating results of Sherburne Commons are not included in our condensed consolidated financial statements in prior periods, our operating results from 2011 to 2010 are not directly comparable. Total revenue for the senior housing segment includes resident services and fee income. Property operating and maintenance expenses include labor, food, utilities, marketing management and other property operating costs.

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
Senior Housing — Net operating income

Total revenues
Resident services and fee income	$639,000	$—	$639,000	100%
Less:
Property operating and maintenance expenses	648,000	—	648,000)	100%

Total portfolio net operating loss	$(9,000)	$—	$(9,000)	100%

Unallocated (Expenses) Income
General and administrative expense was $0.7 million for the three months ended September 30, 2011 and $0.5 million for the three months ended September 30, 2010, respectively. The increase was primarily due to increases in insurance expense, consulting fees, and audit and tax fees, partially offset by lower legal and advisory expense reimbursements.
Asset management fees were comparable at $0.4 million for the three months ended September 30, 2011 and the three months ended September 30, 2010.
Real estate acquisition costs decreased to $0 for the three months ended September 30, 2011 from $30,000 for the three months ended September 30, 2010. The decrease is a result of suspending our public offering in November 2010 and the acquisition of the 1830 Santa Fe property in the third quarter of 2010. Acquisition fees are incurred based on proceeds raised in our public offering.
Depreciation and amortization expense was comparable at $0.5 million for the three months ended September 30, 2011 and the three months ended September 30, 2010.
Impairment of real estate increased to $0.4 million for the three months ended September 30, 2011 from $0 in the three months ended September 30, 2010 as a result of the continued negative impact of economic conditions on our real estate investments.
Interest income, which is primarily from notes receivable decreased to $0.1 million for the three months ended September 30, 2011 from $0.3 million for the three months ended September 30, 2010. The decrease is due to non-payment of interest on a note receivable from Servant Investments and the note receivable from Nantucket Acquisition.
Interest expense increased to $0.5 million for the three months ended September 30, 2011 from $0.3 million for the three months ended September 30, 2010, due primarily to financing costs incurred as a result of amending and extending the HSH Nordbank credit agreement and the Wells Fargo Bank loan agreement combined with higher interest rates on both facilities.
During the second quarter of 2011, we determined that the potential sale of the Mack Deer Valley, Pinnacle Park, and 2111 South Industrial Park properties to a third party was probable and therefore classified the properties as held for sale in accordance with ASC 360-10, Property, Plant and Equipment. The results of operations for these properties, as well as those of the 15172 Goldenwest Circle property, were reclassified to discontinued operations for all periods presented. For the three months ended September 30, 2011, income from discontinued operations was comparable to the three months ended September 30, 2010. Although operating revenue, net of operating expenses was lower in the 2011 period, this decrease was partially offset by the effect of discontinuing depreciation and amortization in accordance with ASC 360-10.
Nine months ended September 30, 2011 and 2010

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change
Net operating income, as defined (1)
Industrial	$3,309,000	$3,739,000	$(430,000)	(12%)
Senior Housing	639,000	—	639,000	—

Total portfolio net operating income	$3,948,000	$3,739,000	$209,000	6%

Reconciliation to net loss:
Net operating income, as defined (1)	$2,053,000	$2,423,000	$(370,000)	(15%)
Unallocated (expenses) income:

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change
General and administrative expenses	2,083,000	1,572,000	511,000	33%
Asset management fees and expenses	1,230,000	1,241,000	(11,000)	(1%)
Real estate acquisitions costs	—	58,000	(58,000)	(100%)
Depreciation and amortization	1,567,000	1,600,000	(33,000)	(2%)
Impairment of notes receivable	1,650,000	—	1,650,000	—
Impairment of real estate	23,644,000	—	23,644,000	—
Interest (income) on notes receivable	(366,000)	(1,124,000)	(758,000)	(67%)
Interest expense, net	1,063,000	833,000	230,000	27%

Net loss from continuing operations	(28,818,000)	(1,757,000)	(27,061,000)	1,540%
(Loss) Income from discontinued operations	(18,377,000)	1,315,000	(19,692,000)	(1,497%)

Net loss	(47,195,000)	(442,000)	(46,753,000)	10,577%
Net loss attributable to noncontrolling interests	(404,000)	—	404,000	—

Net loss attributable to common stockholders	$(46,791,000)	$(442,000)	$(46,349,000)	10,486%

Industrial

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change
Industrial — Net operating income

Total revenues:
Rental revenue	$2,640,000	$2,966,000	$(326,000)	(11%)
Tenant reimbursement and other income	669,000	773,000	(104,000)	(13%)

	3,309,000	3,739,000	(430,000)	(11%)
Less:
Property operating and maintenance expenses	1,247,000	1,316,000	(69,000)	(5%)

Total portfolio net operating income	$2,062,000	$2,423,000	$(361,000)	(15%)

Rental revenues and tenant reimbursements decreased to $3.3 million for the nine months ended September 30, 2011 from $3.7 million for the nine months ended September 30, 2010. The decrease is primarily due to lower occupancy rates, lower lease rental rates and longer lease-up periods for vacant units as a result of the current economic environment partially offset by termination payments from former tenants.
Property operating and maintenance expense decreased to $1.2 million for the nine months ended September 30, 2011 from $1.3 million for the nine months ended September 30, 2010. This was primarily due to lower property tax assessments resulting from successful property tax appeals.
Senior Housing
At June 30, 2011, we began consolidating Nantucket Acquisition and its subsidiary, Sherburne Commons, a senior housing facility. As a result, we have two reportable segments for periods subsequent to June 30, 2011. As the operating results of Sherburne commons are not included in our prior period condensed consolidated financial statements, our operating results from 2011 to 2010 are not directly comparable.
Total revenue for the senior housing segment includes resident services and fee income. Property operating and maintenance expenses include labor, food, utilities, marketing management and other property operating costs.

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change
Senior Housing — Net operating income

Total revenues
Resident services and fee income	$639,000	$—	$639,000	—
Less:
Property operating and maintenance expenses	648,000	—	648,000)	—

Total portfolio net operating loss	$(9,000)	$—	$(9,000)	100%

Unallocated Expenses
General and administrative expense was $2.1 million for the nine months ended September 30, 2011 and $1.6 million for the nine months ended September 30, 2010, respectively. The increase was primarily due to increases in consulting fees, legal fees, and insurance expense.
Asset management fees of $1.2 million were comparable for the nine months ended September 30, 2011 and the nine months ended September 30, 2010.

Real estate acquisition costs decreased to $0 for the nine months ended September 30, 2011, compared to $58,000 for the nine months ended September 30, 2010. The decrease is primarily due to the suspension of our public offering in November 2010 and the acquisition of the 1830 Santa Fe property in the third quarter of 2010. Acquisition fees are incurred based on proceeds raised in our public offering.
Depreciation and amortization expense of $1.6 million for the nine months ended September 30, 2011, was comparable with the nine month period ended September 30, 2010.
Impairment of note receivable increased to $1.7 million for the nine months ended September 30, 2011 from $0 for the nine months ended September 30, 2010. This increase is attributed to the Servant Healthcare LLC note receivable that was determined to be impaired due to events arising in the second quarter of 2011.
Impairment of real estate increased to $23.6 million for the nine months ended September 30, 2011 primarily as a result of the impairment charge taken in the second quarter of 2011. The impairment evaluation considered high vacancy levels, reduced rental rates and significant lease concessions combined with the current market outlook and the assumption of shorter hold periods for our properties. The change in the holding period assumption was in response to the evaluation of strategic alternatives that our board of directors has undertaken with the objective of maximizing shareholder value. Alternatives under consideration include, without limitation, the sale of additional properties to repay debt as it becomes due.
Interest income, which is primarily from notes receivable decreased to $0.4 million for the nine months ended September 30, 2011 from $1.1 million for the nine months ended September 30, 2010. The decrease is due to non-payment of interest on the loan receivable from Servant Investments LLC and the non-payment of interest on the note receivable from Nantucket Acquisition, LLC.
Interest expense increased to $1.1 million for the nine months ended September 30, 2011 from $0.8 million for the nine months ended September 30, 2010. The increase is primarily due to financing costs incurred as a result of amending and extending the HSH Nordbank credit agreement and the Wells Fargo Bank loan agreement combined with higher interest rates.
During the second quarter of 2011, we determined that the potential sale of the Mack Deer Valley, Pinnacle Park, and 2111 South Industrial Park properties to a third party was probable and therefore classified the properties as held for sale in accordance with ASC 360-10, Property, Plant and Equipment and the results of operations for these properties, as well as that of the 15172 Goldenwest Circle property, were reclassified to discontinued operations for all periods presented. For the nine months ended September 30, 2011, loss from discontinued operations was $18.4 million, compared to income of $1.3 million for the comparable 2010 period. The 2011 loss from discontinued operations was primarily due impairment charges on the Mack Deer Valley, Pinnacle Park, 2111 South Industrial Park and the 15172 Goldenwest Circle properties totaling $19.2 million June 2011. These losses were partially offset by income from the operation of these properties. The income from discontinued operations in 2010 was the result of the operating results of the held for sale properties being reclassified to discontinued operations for the 2010 period.

Liquidity and Capital Resources
On November 23, 2010, our board of directors made a decision to stop making or accepting offers to purchase shares of our stock in our follow-on offering while evaluating strategic alternatives to maximize value and preserve the capital of our stockholders. During this time, we expect the primary sources of cash to be rental revenues, property sales, tenant reimbursements and interest income. In addition, we may obtain cash through the refinancing of debt and / or the sale of additional properties. We expect our primary uses of cash to be for the repayment of principal on notes payable, payment of tenant improvements and leasing commissions, advances to our VIE, operating expenses, interest expense on outstanding indebtedness, and cash distributions. Operating expenses are expected to exceed operating revenue over the next twelve months. We plan to fund this shortfall from the net proceeds of property sales or refinancing.
Our board of directors is currently evaluating strategic alternatives for our follow-on offering, but we do not expect our follow-on offering to be a material source of capital until such evaluation is completed. As of September 30, 2011, we had approximately $0.4 million in cash and cash equivalents on hand.
Credit Facilities
As of September 30, 2011, we had total debt obligations of $27.0 million that mature in December 2011, February 2012 and May 2014. Of this amount, $5.0 million was outstanding on a credit facility with HSH Nordbank, including $3.2 million associated with the properties held for sale, and $15.3 million is outstanding on a credit facility with Wells Fargo Bank.
In July 2011, we amended our credit facility with HSH Nordbank to extend the maturity date of the loan to December 16, 2011. As part of the amendment, HSH Nordbank eliminated principal payments scheduled to be made in the third quarter of 2011 and the requirement to maintain a minimum amount of cash or cash equivalents. As of September 30, 2011, we were not in compliance with the financial covenant pertaining to the maintenance of minimum occupancy levels under the HSH Nordbank credit facility. This credit facility was repaid in its entirely on November 28, 2011 with proceeds from the sale of the Pinnacle Park and Mack Deer Valley properties discussed in Notes 4 and 15.
In August 2011, we amended our Wells Fargo Bank loan to extend the maturity date to February 13, 2012. The amendment provides for two additional one-year extensions, subject to the satisfaction of certain conditions imposed by the lender. In connection with this amendment, the 2111 South Industrial Park and Shoemaker Industrial Buildings were added to the loan collateral, and we made a principal payment of $500,000. Interest on the amended loan increased to 300 basis points over one-month LIBOR with a 150 basis point LIBOR floor. All other terms of the promissory note remain in full force and effect.
Short Term Liquidity Requirements
In addition to the capital requirements for recurring capital expenditures, tenant improvements and leasing commissions, we may have to incur expenditures for operating deficits, VIE advances and renovation of our properties, such as increasing the size of the properties by developing additional rentable square feet and or making the space more appealing to potential industrial tenants. We sold two properties in the of fourth quarter of 2011 and currently have one property listed for sale and we are exploring opportunities to refinance existing debt. We expect to fund our liquidity requirements from a combination of the net proceeds from property sales or refinancing proceeds.
We are pursuing options for restructuring and repaying our debts including asset sales and obtaining new financing that will reposition the assets. We are also exploring options to monetize a portion or all of our interest in our VIE. However, there can be no assurance that we will be successful in executing such restructuring or repayment to allow us to meet our debt obligations during the twelve months ending September 30, 2012. If we are unable to obtain alternative financing or sell properties in order to repay the debt, this could result in the lenders foreclosing on properties. Based on the various options available to us and ongoing discussions with its lenders, management believes that we will be able to meet or successfully restructure our debt obligations.
Distributions
Effective December 1, 2010, our board of directors resolved to reduce distributions on our common stock to a current annualized rate of $0.08 per share (1% based on a share price of $8.00). Distributions at this rate were declared for the first and second quarters of 2011. Payment of the second quarter distribution has been deferred due to cash flow considerations and no distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.
Organization and offering costs
As of September 30, 2011, our Advisor and its affiliates had incurred on our behalf cumulative organizational and offering costs totaling approximately $5.6 million, including approximately $0.1 million of organizational costs that was expensed and approximately $5.5 million of offering costs which reduce net proceeds of our offerings. Of this amount, $4.4 million reduced the net proceeds of our initial public offering and $1.1 million reduced the net proceeds of our follow-on offering. In no event will we have any obligation to reimburse the Advisor for these costs totaling in excess of 3.5% of the gross proceeds from our initial public offering and our follow-on public offering at the conclusion of the offerings. As of September 30, 2011, we had reimbursed to our Advisor a total of $4.5 million for our initial public offering and $1.1 million for our follow-on offering.
At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor has agreed to reimburse us to the extent that our organization and offering expenses exceed this 3.5% limitation at the conclusion of our offerings. In addition, the Advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our public offerings. We suspended sales under our follow-on offering on November 23, 2010 while our board of directors evaluates strategic alternatives to maximize stockholder value. The follow-on offering remained suspended.
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
Funds from Operations and Modified Funds from Operations
Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by the accounting principles generally accepted in the United States of America (“GAAP”), and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, noncontrolling interests and subsidiaries. Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.

As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance. Factors that impact FFO include start-up costs, fixed costs, delays in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.
Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. Therefore, we use modified funds from operations (“MFFO”), which excludes from FFO acquisition expenses, amortization of above or below market rent, and non-cash amounts related to straight line rent, impairments of real estate assets and impairments of notes receivable to further evaluate our operating performance. We compute MFFO in accordance with the definition suggested by the Investment Program Association (the “IPA”), the trade association for direct investment programs (including non-listed REITs). However, certain adjustments included in the IPA’s definition are not applicable to us and are therefore not included in the foregoing definition.
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
FFO or MFFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Both FFO and

MFFO should be reviewed along with other GAAP measurements. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.
We believe that MFFO is helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes.
Our calculations of FFO and MFFO for the three months and nine months ended September 30, 2011 and 2010 are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(1,132,000)	$(569,000)	$(46,791,000)	$(442,000)
Adjustments:
Noncontrolling interests’ share in earnings	(352,000)	—	(404,000)	—
Depreciation and amortization of real estate assets	494,000	924,000	2,043,000	2,574,000

Funds from operations (FFO) (1)	$(990,000)	$355,000	$(45,152,000)	$2,132,000

Adjustments:
Real estate acquisition costs	—	30,000	—	58,000
Reverse amortization of above/below market rent	(6,000)	6,000	—	33,000
Straight line rent	(31,000)	191,000	(34,000)	(5,000)
Deferred financing costs	156,000	111,000	357,000	215,000
Impairment of note receivable	—	—	1,650,000	—
Impairment of real estate assets	578,000	—	42,976,000	—

Modified funds from operations (MFFO) (1)	$(293,000)	$693,000	$(203,000)	$2,433,000

Weighted average common shares outstanding	23,860,105	22,880,212	23,635,914	22,917,097

FFO per weighted average shares (1)	$(0.04)	$0.02	$(1.91)	$0.09
MFFO per weighted average shares (1)	$(0.01)	$0.03	$(0.00)	$0.11

(1)	Because we raised capital in our public offering during the periods covered in this table, and made equity investments in 2010, the results presented for the periods in this table are not directly comparable and should not be considered an indication of our historical operating performance.
The following are the distributions declared during the three months ended September 30, 2011 and 2010:

				Cash flows provided by
				(used in)
	Distribution Declared (2)			Operating
Period	Cash	Reinvested	Total	Activities
First quarter 2010	$1,221,000	$1,490,000	$2,711,000	$1,103,000
Second quarter 2010 (1)	$1,256,000	$1,468,000	$2,724,000	$461,000
Third quarter 2010	$1,323,000	$1,448,000	$2,771,000	$1,003,000

First quarter 2011	$454,000	$—	$454,000	$481,000
Second quarter 2011	$468,000	$—	$468,000	$(219,000)
Third quarter 2011	$—	$—	$—	$(323,000)

(1)	Distributions declared primarily represented a return of capital for tax purposes.

(2)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds and debt proceeds.
From our inception in October 2004 through September 30, 2011, we declared aggregate distributions of $32.8 million. Our cumulative net loss and cumulative cash flows from operations during the same period were $63.5 million and $6.3 million, respectively.

Contractual Obligations
Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for information regarding our contractual obligations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by its nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk related to our credit facilities.
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
As of September 30, 2011, we had borrowed approximately $20.3 million under our variable rate credit facility and loan agreement. An increase or decrease in the variable interest rate on the facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders. Based on the debt outstanding as of September 30, 2011, a 1% increase or decrease in interest rates would result in an increase or decrease in interest expense of approximately $203,000 per year.
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
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.
Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Until our investments in real estate generate operating cash flow sufficient to fully fund distributions to our stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. The distributions paid for the four quarters ended September 30, 2011 were $3.4 million. Of this amount, $1.0 million was reinvested through our dividend reinvestment plan and $2.4 million was paid in cash to stockholders. For the four quarters ended September 30, 2011 cash flow from operations and FFO were $0.3 million and a loss of $47.0 million, respectively. Accordingly, for the four quarters ended September 30, 2011, total distributions exceeded cash flow from operations and FFO for the same period. During the four quarters ended September 30, 2011, total distributions paid in cash exceeded cash flow from operations and FFO for the same period. We used offering proceeds to pay cash distributions in excess of cash flow from operations during the fourth quarters ended September 30, 2011.
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
We have limited liquidity and we may be required to pursue certain measures in order to maintain or enhance our liquidity.
Liquidity is essential to our business and our ability to operate and to fund our existing obligations. A primary source of liquidity for us has been the issuance of common stock in our public offerings. However, our follow-on public offering has been suspended since November 23, 2010 while our board of directors evaluates strategic alternatives to maximize value for our stockholders. As a result, we are dependent on external debt financing to fund our ongoing operations. Our access to debt financing depends on the willingness of third parties to provide us with corporate or asset level debt. It also depends on conditions in the capital markets generally. Companies in the real estate industry have at times historically experienced limited availability of capital, and new capital sources may not be available on acceptable terms, if at all. We cannot be certain that sufficient funding will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient funding on acceptable terms, or at all, we will not be able to operate and/or grow our business, which would likely have a negative impact on the value of our common stock and our ability to make distributions to our stockholders. In such an instance, a lack of sufficient liquidity would have a material adverse impact on our operations, cash flow, financial condition and our ability to continue as a going concern. We may be required to pursue certain measures in order to maintain or enhance our liquidity, including seeking the extension or replacement of our debt facilities, potentially selling assets at unfavorable prices and/or reducing our operating expenses. We cannot assure you that we will be successful in measures to improve our liquidity. For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.
Our board of directors determines our major policies, including our policies regarding investment, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors is currently engaged in a process of evaluating strategic alternatives to maximize value for our stockholders. As a result of this process, or otherwise, our board of directors may determine that it is in the best interest of the company to amend or revise certain of our major policies. Our board of directors may amend or revise these policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-Q.
(b) Not applicable.
(c) During the three months ended September 30, 2011, we redeemed no shares pursuant to our stock repurchase program, which was suspended effective December 31, 2010.
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
During the nine months ended September 30, 2011, we received requests to have an aggregate of shares redeemed pursuant to our stock repurchase program, however, due to the current suspension of the stock repurchase program we were not able to fulfill any of these requests.
Item 5. Other Information
Amendment of Amended and Restated Advisory Agreement
     In connection with its efforts to limit the Company’s overall operating expenses, our board of directors has required Cornerstone Realty Advisors, LLC (our “Advisor”), to reduce the disposition fees that we may be required to pay to our Advisor upon the sale of one or more of our properties. Under our advisory agreement, as amended, if our Advisor or one of its affiliates provides a substantial amount of the services (as determined by a majority of our directors, including a majority of the independent directors) in connection with the sale of one or more of our properties, then we are required to pay our Advisor or such affiliate a disposition fee. On November 11, 2011, we executed an amendment to our advisory agreement to reduce this disposition fee from the prior rate of 3.0% of the sales price of the property or properties sold to a new rate of 1.0% of the sales price of the property or properties sold. The other terms of the advisory agreement, as amended, are unaffected by this amendment and remain in effect.
      On November 17, 2011, the purchase and sale agreement between us and Buchanan Street Partners, L.P., in connection with the sale of the Pinnacle Park Business Center and Mack Deer Valley properties, was cancelled. On November 23, 2011, the previously cancelled purchase and sale agreement executed on August 31, 2011 between us and Columbia Industrial Properties Midwest, LLC in Connection with the sale of these properties was reinstated. The sale of the properties was completed on November 28, 2011 for proceeds of $23.9 million.

Item 6.	Exhibits

Exhibit	Description
3.1	Articles of Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the prospectus dated April 16, 2010)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004)

4.3	Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010)

10.1	Amendment No. 1 to the Amended and Restated Advisory Agreement dated as of August 31, 2011.

10.2	Amendment No. 2 to the Amended and Restated Advisory Agreement dated as of November 11, 2011.

10.3	Amendment No. 10 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of July 20, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2011.

10.4	Assumption and Modification Agreement related to the Wells Fargo loan dated August 12, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

10.5	Purchase and Sale Agreement made as of August 31, 2011, by and between COP-Deer Valley, LLC, COP-Pinnacle Peak, LLC, and Columbia Industrial Properties Midwest, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2011.

10.6	Purchase and Sale Agreement dated August 31, 2011 by and between the Company and J3 Harmon, L.L.C., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2011.

10.7	Purchase and Sale Agreement made as of October 26, 2011, by and between COP- South Industrial, LLC and Damar Holdings, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2011.

10.8	Purchase and Sale Agreement made as of November 10, 2011, by and between COP- Deer Valley, LLC and COP- Pinnacle Peak, LLC and Buchanan Street Partners, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of December, 2011.

CORNERSTONE CORE PROPERTIES REIT, INC.
By:	/s/ Terry G. Roussel
Terry G. Roussel
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)