Form 10-K
period 2011-12-31
Cornerstone Core Properties REIT, Inc.
filed 2012-03-30
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of June 30, 2011 (the last business day of the registrant’s second fiscal quarter), there were 23,028,285 shares of common stock held by non-affiliates of the registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was suspended on November 23, 2010, was $8.00.

As of March 29, 2012, there were 23,028,285 shares of common stock of Cornerstone Core Properties REIT, Inc. outstanding. The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which is expected to be filed no later than April 29, 2012, into Part III of this Form 10-K to the extent stated herein.

CORNERSTONE CORE PROPERTIES REIT, INC.

(A Maryland Corporation)

TABLE OF CONTENTS

PART I

1

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

We are structured as an umbrella partnership REIT, referred to as an “UPREIT,” under which substantially all of our current and future business is, and will be, conducted through a majority owned subsidiary, Cornerstone Operating Partnership, L.P. (“the Operating Partnership”), a Delaware limited partnership, formed on November 30, 2004. We are the sole general partner of the Operating Partnership and have control over its affairs.

Our external advisor is Cornerstone Realty Advisors, LLC (the “Advisor”), a Delaware limited liability company. One of our directors is also a director of our Advisor and all of our officers are also officers of our Advisor. Our Advisor has contractual and fiduciary responsibilities to us and our stockholders. Under the terms of our advisory agreement (the “Advisory Agreement”), our Advisor will use commercially reasonable efforts to present to us investment opportunities and to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors. Our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making property acquisitions on our behalf. Currently, there are no employees of Cornerstone Core Properties REIT, Inc. and its subsidiaries. All management and administrative personnel responsible for conducting our business are currently employed by affiliates of our Advisor. Our current business consists of acquiring and operating real estate assets. Management evaluates operating performance on an individual property level. However, as our industrial properties have similar economic characteristics, they have been aggregated into one reportable segment: Industrial. Beginning June 30, 2011, we determined that we were the primary beneficiary of a variable interest entity, the Sherburne Commons senior housing facility. Therefore, in the third quarter of 2011, we formed a separate reportable segment, the Senior Housing segment. As of October 2011, we have reclassified the Sherburne Commons property as held for sale. Consequently, for the period ended December 31, 2011, we present our financial results in one reportable segment, the Industrial segment (see Note 14).

From our formation through the end of the year ended December 31, 2005, our activities consisted solely of organizational activities including preparing for and launching our initial public offering. On January 6, 2006, we commenced an initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan. On November 25, 2008, we filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) to register a follow-on public offering. Pursuant to the registration statement, as amended, we registered up to 56,250,000 shares of common stock in a primary offering for $8.00 per share, with discounts available to certain categories of purchasers. We also registered approximately 21,250,000 shares pursuant to our dividend reinvestment plan at a purchase price equal to $7.60 per share. We stopped making offers under our initial public offering on June 1, 2009 upon raising gross offering proceeds of $172.7 million from the sale of approximately 21.7 million shares, including shares sold under the distribution reinvestment plan. On June 10, 2009, the SEC declared our follow-on offering effective and we commenced our follow-on offering. The initial public offering and follow-on offering are collectively referred to as the “offerings”. We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of our Advisor, to serve as the dealer manager for the offerings. PCC is responsible for marketing our shares being offered pursuant to the offerings.

On November 23, 2010, we informed our investors of several decisions made by the board of directors for the health of our REIT.

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

Distributions. Effective December 1, 2010, our board of directors resolved to reduce distributions on our common stock to a current annualized rate of $0.08 per share (1% based on a share price of $8.00), from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), in order to preserve capital that may be needed for capital improvements, debt repayment or other corporate purposes. Distributions at this rate were declared for the first and second quarters of 2011. In June 2011, the board decided, based on the financial position of the Company, to suspend the declaration of further distributions and to defer the payment of the second quarter 2011 distribution, which was paid in December 2011. No distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

Stock Repurchase Program. After careful consideration of the proceeds that will be available from our distribution reinvestment plan in 2010, and an assessment of our expected capital expenditures, tenant improvement costs and other costs and obligations related to our investments, our board of directors concluded that we will not have sufficient funds available to us to prudently fund any redemptions during 2011. Accordingly, our board of directors approved an amendment to our stock repurchase program to suspend redemptions under the program, effective December 31, 2010. We can make no assurances as to when and on what terms redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time based in part on our cash and debt position.

As of December 31, 2011, approximately 20.9 million shares of our common stock had been sold in our initial and follow-on public offering for aggregate gross proceeds of $167.1 million. This excludes shares issued under our distribution reinvestment plan.

Investment Objectives

Our investment objectives have been to:

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

Our board of directors is considering diversifying our investment objectives to include healthcare-related and other asset types as well as industrial properties. In connection with such acquisitions, the board of directors may consider acquiring assets with long-term financing in order to leverage the capital available to us and increase our assets under management to enable better diversification.

On or before September 21, 2012, our board of directors will consider taking action to provide enhanced liquidity for our stockholders. The directors will consider various plans to enhance liquidity, including, but not limited to:

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

The implementation of one or more of these plans will be at the discretion of our board of directors based upon its consideration of the best interests of our stockholders. Prior to September 21, 2012, we believe that we will most likely seek stockholder approval of an amendment to extend the timing for implementing a liquidity plan. If the stockholders do not approve this amendment, we may modify our stock repurchase program to increase the number of shares that we can redeem under the program as described above. However, even if we do modify our stock repurchase program, there is no guarantee that it will provide liquidity for our stockholders. Our offering proceeds may not be sufficient to fund the increased repurchases under the stock repurchase program, and we may be unable to sell our properties for a gain or at all.

Investment Strategy

Large institutional investors have proven how to build a successful real estate portfolio. They generally start with a foundation of “core” holdings. “Core” holdings are existing high-quality properties owned “all-cash” free and clear of debt. We believe that “core” holdings are necessary to help investors build the base of their investment portfolio. That is why our primary investment focus has been to acquire investment real estate “all-cash” with no permanent financing.

All-cash real estate investments add a layer of safety to conservative real estate investment which we believe would be difficult to match by any other strategy. By owning and operating properties on an “all-cash” basis, risk of foreclosure of mortgage debt is substantially eliminated. Following acquisition of “core” real estate investments, many large institutional investors then make “core plus,” “valued added” and “opportunistic” real estate investments each of which has increasing levels of debt, risk and yield.

Acquisition Policies

Primary Investment Focus

We have historically focused on acquiring investment-grade real estate including multi-tenant industrial properties that are:

•	owned and operated on an all-cash basis with no permanent financing;

•	high-quality, existing, and currently producing income;

•	leased to a diversified tenant base; and

•	leased with overall shorter-term operating type leases, allowing for annual rental increases and greater potential for capital growth.

We seek potential property acquisitions meeting the above criteria that are located in major metropolitan markets throughout the United States. In addition, at the direction of our board of directors we may be seeking to acquire healthcare-related assets that are:

•	operated by high-quality and experienced operators;

•	high-quality, existing, and currently producing income; and

•	owned with limited, long-term leverage.

Among the most important criteria we expect to use in evaluating the markets in which we purchase properties are:

•	high population;

•	historically high levels of tenant demand and lower historic investment volatility for the type of property being acquired;

•	high historical and projected employment growth;

•	stable household income and general economic stability;

•	a scarcity of land for new competitive properties; and

•	sound real estate fundamentals, such as high occupancy rates and strong rental rate potential.

The markets in which we invest may not meet all of these criteria and the relative importance that we assign to any one or more of these criteria may differ from market to market or change as general economic and real estate market conditions evolve. We may also consider additional important criteria in the future.

Multi-tenant industrial properties generally offer a combination of both warehouse and office space adaptable to a broad range of tenants and uses and typically cater to local and regional businesses. Multi-tenant industrial properties comprise one of the major segments of the commercial real estate market and tenants in these properties come from a broad spectrum of industries including light manufacturing, assembly, distribution, import/export, general contractors, telecommunications, general office/warehouse, wholesale, service, high-tech and other fields. These properties diversify revenue by generating rental income from multiple businesses in a variety of industries instead of relying on one or two large tenants.

Healthcare-related properties include a wide variety of properties, including senior housing facilities, medical office buildings, and skilled nursing facilities. Senior housing facilities include independent living facilities, assisted living facilities and continuing care retirement communities. Each of these caters to different segments of the elderly population. Services provided by operators or tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Medical office buildings (“MOBs”) typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space, and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require more systems to accommodate special requirements. MOBs are typically multi-tenant properties leased to multiple healthcare providers (hospitals and physician practices) although there is a trend towards net leases to doctors and hospitals. Skilled nursing facilities (“SNFs”) offer nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Sub-acute care services are provided to residents beyond room and board. Certain skilled nursing facilities provide some services on an outpatient basis. Skilled nursing services provided in these facilities are primarily paid for either by private sources or through the Medicare and Medicaid programs. SNFs are typically leased to single-tenant operators under net lease structures.

Other Potential Investments

While we have historically invested principally in multi-tenant industrial properties, we have the ability to invest in any type of real estate investment that we believe to be in the best interests of our stockholders, including other real estate funds or REITs, mortgage funds, mortgage loans and sale leasebacks. Furthermore, there are no restrictions on the number or size of properties we may purchase or on the amount or proportion of net proceeds of our initial public offering that we may invest in a single property. Although we can invest in any type of real estate investment, our charter restricts certain types of investments. We do not intend to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than real estate investments.

Investment Policies and Decisions

Our Advisor makes recommendations to our board of directors, which approves or rejects all proposed property acquisitions. Our independent directors will review our investment policies at least annually to determine whether these policies continue to be in the best interests of our stockholders.

We purchase properties based on the decision of our board of directors after an examination and evaluation by our Advisor of many factors, including but not limited to the functionality of the property, the historical financial performance of the property, current market conditions for leasing space at the property, proposed purchase price, terms and conditions, potential cash flows and potential profitability of the property. The number of properties that we will purchase will depend on the amount of funds we raise in our offerings and upon the price we pay for the properties we purchase. To identify properties that best fit our investment criteria, our Advisor will study regional demographics and market conditions and work through local commercial real estate brokers.

Leases and Tenant Improvements

The properties we have historically acquired generally have operating-type leases. Operating-type leases generally have either gross or modified gross payment terms. Under gross leases, the landlord pays all operating expenses of the property. Under modified gross leases, the tenant reimburses the landlord for certain operating expenses. A “net” lease provides that the tenant pays or reimburses the owner for all or substantially all property operating expenses. As landlord, we will generally have responsibility for certain capital repairs or replacement of specific structural components of a property such as the roof, heating and air conditioning systems, the interior floor or slab of the building as well as parking areas.

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

Healthcare-related properties include a wide variety of lease structures. For example, senior housing facilities are typically leased to an operator on a net lease basis. Medical office buildings are typically leased to multiple tenants although there is a trend towards net leases to doctor groups. Skilled nursing facilities are typically leased to a single operator under a net lease structure.

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

Borrowing Policies

We have historically been an all-cash REIT owning and operating our properties with no permanent indebtedness. Being an all-cash REIT mitigates the risks associated with mortgage debt, including the risk of default on the mortgage payments and a resulting foreclosure of a particular property. With the objective of increasing income, the board of directors may consider future acquisitions featuring long-term debt financing to increase the amount of capital available to us and to achieve greater property diversification than is currently possible with an all-cash strategy.

We may incur indebtedness for working capital requirements, tenant improvements, capital improvements, and leasing commissions and to make distributions, including but not limited to those necessary in order to maintain our qualification as a REIT for federal income tax purposes. We will endeavor to borrow funds on an unsecured basis but we may secure indebtedness with some or all of our properties if a majority of our independent directors determine that it is in the best interests of us and our stockholders.

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

Competition

We have competed with a considerable number of other real estate companies seeking to acquire and lease industrial space, most of which may have greater marketing and financial resources than we do. In the event we seek to acquire healthcare properties, we will face competition from much larger REITs and other investors seeking to invest in healthcare properties, with the degree of competition varying depending upon the sub-sector(s) of assets we ultimately decide to invest in. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the nature of the operators, the quality and breadth of tenant services provided and reputation as an owner and operator of quality properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

Our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground and above-ground storage tanks, or activities of unrelated third parties. The presence of hazardous substances, or the failure to properly remediate these substances, may make it difficult or impossible to sell or rent such property.

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

We obtain satisfactory Phase I environmental assessments on each property we purchase. A Phase I assessment is an inspection and review of the property, its existing and prior uses, aerial maps and records of government agencies for the purpose of determining the likelihood of environmental contamination. A Phase I assessment includes only non-invasive testing. It is possible that all environmental liabilities were not identified in the Phase I assessments we obtained or that a prior owner, operator or current occupant has created an environmental condition which we do not know about. There can be no assurance that future law, ordinances or regulations will not impose material environmental liability on us or that the current environmental condition of our properties will not be affected by our tenants, or by the condition of land or operations in the vicinity of our properties such as the presence of underground and above-ground storage tanks or groundwater contamination.

If and when we acquire healthcare properties pursuant to the direction of our board of directors, our properties will be subject to a wide range of healthcare-related rules and regulations depending upon the sub-sector(s) we ultimately invest in. We will mitigate the risks by ensuring that the highly-regulated property types are operated by experienced and high-quality operators experienced in healthcare regulatory compliance.

Acquisition Activity

At December 31, 2011, we owned nine properties. These properties were acquired from June 2006 through August 2010. All of these properties are consolidated into our accompanying consolidated financial statements and included in the properties summary as provided under “Item 2 Properties” referenced below.

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

Available Information

Information about us is available on our website (http://www.crefunds.com). We make available, free of charge, on our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. These materials are also available at no cost in print to any person who requests it by contacting our Investor Services Department at 1920 Main Street, Suite 400, Irvine, California 92614; telephone (877) 805-3333. Our filings with the SEC are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Room 1580, Washington, D.C. Please call the SEC at (800) SEC-0330 for further information about the public reference rooms.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below can adversely affect our business, operating results, prospects and financial condition. These risks and uncertainties could cause our actual results to differ materially from those presented in our forward-looking statements.

General

Continued disruptions in the financial markets and uncertain economic conditions could adversely affect the values of the investments we make.

Despite improved access to capital for some companies, the capital and credit markets continue to be affected by the extreme volatility and disruption during the past several years. The health of the global capital markets remains a concern. The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized. The downgrade of the U.S. government debt has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.

Liquidity in the global credit market has been significantly contracted by market disruptions, making it costly to finance acquisitions, obtain new lines of credit or refinance existing debt, when debt financing is available at all.

Further disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in real estate, resulting in fewer buyers seeking to acquire properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact real estate fundamentals and result in lower occupancy, lower rental rates and declining values in real estate that we may acquire. These could have the following negative effects on us:

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

We have a limited operating history. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our sponsors. As a consequence, our past performance and the past performance of other real estate investment programs sponsored by affiliates of our Advisor may not be indicative of the performance we will achieve. We have acquired thirteen properties as of the date of this report, four properties of which were sold during 2011, and generated limited income, cash flow, funds from operations or funds from which to make distributions to our shareholders. In addition, we have incurred substantial losses since our inception and we may continue to incur losses.

Because there is no public trading market for our stock, it will be difficult for stockholders to sell their stock. Further, we do not expect to have funds available for redemptions during 2012 and are uncertain when and on what terms we will be able to resume ordinary redemptions. If stockholders are able to sell their stock, they will likely sell it at a substantial discount.

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

We believe the value of our stock owned by our shareholders has declined substantially from the issue price. It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment is expected to be reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. If our offering expenses are higher than we anticipate, we will have a smaller amount available for investment. Our investments may decrease in value and we believe that the bulk of them have already done so. As of December 31, 2011, our estimated per-share value of our common stock was $2.09 per share. Unless our aggregate investments increase in value to compensate for these upfront fees and expenses and prior declines in value, it is unlikely that our stockholders will be able to sell their stock, whether pursuant to our stock repurchase program or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their stock will ever appreciate in value to equal the price they paid for their stock. It is also likely that their stock would not be accepted as the primary collateral for a loan. Stockholders should consider their stock as an illiquid investment, and they must be prepared to hold their stock for an indefinite period of time.

Stockholders cannot currently, and may not in the future be able to sell their stock under our stock repurchase program.

Our board of directors has amended our stock repurchase program to suspend redemptions under the program, effective December 31, 2010. Our board of directors may amend our stock repurchase program to resume or suspend repurchases or amend other terms without stockholder approval. Our board is also free to terminate the program at any time upon 30 days written notice to our stockholders. In addition, the stock repurchase program includes numerous restrictions that would limit our stockholders’ ability to sell stock.

We have limited liquidity and we may be required to pursue certain measures in order to maintain or enhance our liquidity.

Liquidity is essential to our business and our ability to operate and to fund our existing obligations. A primary source of liquidity for us has been the issuance of common stock in our public offerings. However, our follow-on public offering has been suspended since November 23, 2010 while our board of directors evaluates strategic alternatives to maximize value for our stockholders. As a result, we are dependent on external debt financing to fund our ongoing operations. Our access to debt financing depends on the willingness of third parties to provide us with corporate- or asset-level debt. It also depends on conditions in the capital markets generally. Companies in the real estate industry have at times historically experienced limited availability of capital, and new capital sources may not be available on acceptable terms, if at all. We cannot be certain that sufficient funding will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient funding on acceptable terms, or at all, we will not be able to operate and/or grow our business, which would likely have a negative impact on the value of our common stock and our ability to make distributions to our stockholders. In such an instance, a lack of sufficient liquidity would have a material adverse impact on our operations, cash flow, financial condition and our ability to continue as a going concern. We may be required to pursue certain measures in order to maintain or enhance our liquidity, including seeking the extension or replacement of our debt facilities, potentially selling assets at unfavorable prices and/or reducing our operating expenses. We cannot assure you that we will be successful in measures to improve our liquidity.

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

Our success depends to a significant degree upon the contributions of Terry G. Roussel, the President and Chief Executive Officer of our Advisor. Neither we nor our Advisor have an employment agreement with Mr. Roussel or with any of our other executive officers. If Mr. Roussel was to cease his affiliation with our Advisor, our Advisor may be unable to find a suitable replacement, and our operating results could suffer. We believe that our future success depends, in large part, upon our Advisor’s, property managers’ and leasing agents’ ability to hire and retain highly-skilled managerial, operational and marketing personnel. Competition for highly-skilled personnel is intense, and our Advisor and any property managers we retain may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly-skilled personnel, property managers or leasing agents, our ability to implement our investment strategies could be delayed or hindered and the value of our stockholders’ investments in us may decline.

If we are unable to find or experience delays in finding suitable investments, we may need to reduce or suspend distributions to our stockholders.

Our ability to achieve our investment objectives and to make distributions depends upon the performance of our Advisor in the acquisition and operation of our investments, and upon the performance of property managers and leasing agents in the management of our properties and the identification of prospective tenants. We may be delayed in making investments in properties due to delays in the sale of our stock, delays in negotiating or obtaining the necessary purchase documentation for properties, delays in locating suitable investments or other factors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that our investment objectives will be achieved. We may also make other real estate investments such as investments in publicly traded REITs, mortgage funds and other entities which make real estate investments. Until we make real estate investments, we will hold the proceeds from our public offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade securities. We expect the rates of return on these short-term investments to be substantially less than the returns we make on real estate investments. If we are unable to invest the proceeds from our offerings in properties or other real estate investments for an extended period of time, distributions to our stockholders may continue to be suspended and may be lower and the value of their investment could be reduced.

Sales of common stock pursuant to our follow-on public offering are currently suspended and we can provide no assurance of when or if sales under our follow-on offering will resume. If we do not raise substantial funds in our public offerings or through alternative capital raising efforts, we will be limited in the number and type of investments we may make, and the value of our stockholders’ investment in us will fluctuate with the performance of the specific properties we acquire.

Sales of common stock pursuant to our follow-on public offering are currently suspended and may not resume. Prior to the current suspension, sales of our common stock were made on a “best efforts” basis and no individual, firm or corporation had agreed to purchase any of our stock. It is likely that the amount of proceeds we raise in the follow-on offering will be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we raise substantially less than the maximum offering amount, and we are unable to raise significant new capital through alternative means, we will make fewer investments resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. In that case, the likelihood that any single property’s performance would materially reduce our overall profitability will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. In addition, any inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our net income and the likelihood that distributions to stockholders would be declared would be reduced.

We may not generate sufficient cash for distributions. The cash distributions our stockholders receive may be less frequent or lower in amount than expected.

If the rental revenues from the properties we own do not exceed our operational expenses, we may reduce or cease cash distributions until such time as we sell a property. On November 23, 2010, our board of directors resolved to lower our distributions to an annualized rate of $0.08 per share (1% based on a share price of $8.00). No distributions have been declared for periods after June 30, 2011. All expenses we incur in our operations, including payment of interest to temporarily finance property acquisitions, are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot determine with certainty how long it may take to generate sufficient available cash flow to support distributions to our stockholders. We may borrow funds, return capital or sell assets to make distributions. In the past, we have paid distributions from the proceeds of our offerings.

If we are unable to resume sales of shares under our follow-on offering or the reinvestment of distributions under the distribution reinvestment plan, we will have less funds available to make distributions to our stockholders, which will continue until we generate operating cash flow sufficient to support distributions to stockholders. As a result, we may need to reduce or cease cash distributions to stockholders. With limited prior operations, we cannot predict the amount of distributions our stockholders may receive. We may be unable to maintain cash distributions or increase distributions over time and may need to cease cash distributions.

We have paid, and may in the future, pay distributions from sources other than cash provided from operations.

Until our investments in real estate generate operating cash flow sufficient to make distributions to stockholders, we may pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. The distributions paid for the four quarters ended December 31, 2011 were approximately $1.1 million. Of this amount approximately $0 was reinvested through our dividend reinvestment plan and approximately $1.1 million was paid in cash to stockholders. For the four quarters ended December 31, 2011 net cash used in operating activities and funds from operations (“FFO”) applicable to common shares were approximately $1.7 million and ($1.2) million, respectively. Accordingly, for the four quarters ended December 31, 2011, total distributions exceeded cash flow from operations and FFO for the same period. We used offering proceeds to pay cash distributions in excess of cash flow from operations during the four quarters ended December 31, 2011.

Because our distribution reinvestment plan is currently suspended, we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions.

Historically, we have used a portion of the proceeds from our distribution reinvestment plan to offset the cash required to fund distributions to our stockholders, which has left more cash flow from operations available for general corporate purposes, including capital expenditures on our real estate investments, tenant improvement costs and leasing costs related to our real estate investments; reserves required by financings of our real estate investments; and the repayment of debt. Because our distribution reinvestment plan was suspended on December 14, 2010 and currently remains suspended, we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions. As a consequence, we may not have sufficient cash available to declare distributions.

To the extent proceeds from our offerings have been used to pay fees to our Advisor, or to fund distributions, our investors have realized dilution and future investors, if any, may also realize a lower rate of return than investors who invested earlier in one of our offerings.

Our Advisor and its affiliates provide services for us in connection with, among other things, the selection and acquisition of our investments, the management and leasing of our properties, and the disposition of our assets. We pay them substantial upfront fees for some of these services, which reduce the amount of cash available for investment in real estate or distribution to you. In addition, we have used offering proceeds to fund distributions, and investors who did not receive those distributions will therefore experience additional immediate dilution of their investment. Also, to the extent we incurred debt to fund distributions earlier in our public offerings, the amount of cash available for distributions in future periods will be decreased by the repayment of such debt.

The use of offering proceeds to pay fees to our Advisor and its affiliates or to fund distributions increases the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our offering. As of December 31, 2011, our estimated per-share value of our common stock was $2.09 per share.

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

We may change our targeted investments without stockholder consent.

We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

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

Although we are not currently afforded the protection of the Maryland General Corporation Law relating to business combinations, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

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

Our stockholders’ and our rights to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.

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

If we do not successfully implement our long-term liquidity strategy, our stockholders may have to hold their investment for an indefinite period.

Although we presently intend to complete a transaction providing liquidity to stockholders by September 21, 2012, our charter does not require our board of directors to pursue such a liquidity event. Market conditions and other factors could cause us to delay the listing of our shares on a national securities exchange or delay the commencement of our liquidation beyond 2012 from the termination of our offering stage. If our board of directors does determine to pursue our liquidation policy, we would be under no obligation to conclude the process within a set time. The timing of the sale of assets will depend on real estate and financial markets, economic conditions in the areas in which properties are located, and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate all assets. After we adopt a plan of liquidation, we would remain in existence until all properties and assets are liquidated. If we do not pursue a liquidity event, or delay such an event due to market conditions, our stockholders’ shares may continue to be illiquid and they may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

We may decide to internalize our management functions and, should we do so, we may elect to negotiate to acquire our Advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and funds from operations per share attributable to your investment. In addition, we may incur costs defending against stockholder lawsuits initiated against us in response to our decision to internalize our management functions. Such lawsuits could result in awards of damages, payment of attorneys’ fees and substantial litigation costs, which would reduce the amount of cash available for investments and stockholder distributions.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisor under the Advisory Agreement if we internalize, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our Advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

As currently organized, we will not directly employ any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Nothing in our charter prohibits us from entering into the transaction described above.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. As of the date of this prospectus, certain personnel of our Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We could fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from effectively managing our portfolio of investments.

Risks Related to Conflicts of Interest

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

Our Advisor and its affiliates will receive substantial fees from us that are partially tied to the performance of our investments. These fees could influence our Advisor’s advice to us, as well as the judgment of the affiliates of our Advisor who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the Advisory Agreement;

•	public offerings of equity by us, which would likely entitle the Advisor to increased acquisition and asset management fees;

•	sales of properties and other investments (including, subject to the approval of our board of directors, sales to affiliates), which entitle the Advisor to disposition fees;

•

acquisitions of properties and other investments, which entitle the Advisor to acquisition and asset management fees, and, in the case of acquisitions of investments from other Advisor-sponsored programs, might entitle affiliates of the Advisor to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire properties and other investments, which borrowings will increase the acquisition and asset management fees payable to the Advisor;

•

whether we seek stockholder approval to internalize our management, which may entail acquiring assets (such as office space, furnishings and technology costs) and negotiating compensation for real estate professionals at our Advisor and its affiliates that may result in such individuals receiving more compensation from us than they currently receive from our Advisor;

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

Considerations relating to Advisor compensation from other programs could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to make distributions to our stockholders or result in a decline in the value of our stockholders’ investments in us.

Our Advisor will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could limit our investment opportunities and impair our ability to make distributions and could reduce the value of our stockholders’ investments in us.

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

Our Advisor and its affiliates receive commissions, fees and other compensation based upon our property acquisitions, the properties we own and the sale of our properties. Therefore, our Advisor and its affiliates may make recommendations to us that we buy, hold or sell property in order to increase their compensation. Our Advisor will have considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions.

Our Advisor and its affiliates receive commissions, fees and other compensation based upon our investments. Therefore, our Advisor may recommend that we purchase properties that generate fees for our Advisor, but are not necessarily the most suitable investment for our portfolio. In some instances, our Advisor and its affiliates may benefit by us retaining ownership of our assets, while our stockholders may be better served by sale or disposition. In other instances, our Advisor may benefit by us selling the properties which may entitle our Advisor to disposition fees and possible success-based sales fees. In addition, our Advisor’s ability to receive asset management fees and reimbursements depends on our continued investment in properties and in other assets that generate fees to them. Therefore, the interest of our Advisor and its affiliates in receiving fees may conflict with our interests.

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

Our executive officer, who is also a director, faces conflicts of interest related to the positions he holds with our Advisor and its affiliates which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.

Terry Roussel, our executive officer and one of our directors, is also an officer of our Advisor and other affiliated entities. As a result, he owes fiduciary duties to these various entities and their stockholders and members, which fiduciary duties may from time to time conflict with the fiduciary duties that he owes to us and our stockholders. His loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment, property management and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our board’s possible loyalties to existing Advisor-sponsored programs (and possibly to future Advisor-sponsored programs) could result in our board approving transactions that are not in our best interest and that reduce our net income and lower our distributions to stockholders.

One of our directors is also a director of our Advisor, which is an affiliate of the managing member of another affiliate-sponsored program. The loyalties of this director to the other affiliate-sponsored program may influence the judgment of our board when considering issues for us that may affect the other affiliate-sponsored program, such as the following:

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

General Risks Related to Investments in Real Estate and Real Estate-Related Investments

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

We may be unable to complete development and re-development projects on advantageous terms.

As part of our investment plan, we may develop new and re-develop existing properties. Such activities involve significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions on our common stock, which include:

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•

we may not be able to obtain financing for development projects on favorable terms and complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties and generating cash flow; and

•	the properties may perform below anticipated levels, producing cash flow below budgeted amounts and limiting our ability to sell such properties to third parties or affiliates.

Newly developed and acquired properties may not produce the cash flow that we expect, which could adversely affect our overall financial performance.

We intend to acquire and develop real estate properties. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. If our estimated return on investment proves to be inaccurate, it may fail to perform as we expected. With certain properties we plan to acquire, our business plan contemplates repositioning or redeveloping that property with the goal of increasing its cash flow, value or both. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is more fully leased. If one or more of these new properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

Reduced occupancy levels could reduce our revenues from rents and our distributions to our stockholders and cause the value of our stockholders’ investment in us to decline

The success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. In the event of tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. In the event of tenant default or bankruptcy, or lease termination or expiration, we may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to stockholders and the value of our stockholders’ investment in us to decline.

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

Our company and the properties we own are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Federal laws such as the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act govern such matters as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. The properties we own and those we expect to acquire are subject to the Americans with Disabilities Act of 1990 which generally requires that certain types of buildings and services be made accessible and available to people with disabilities. These laws may require us to make modifications to our properties. Some of these laws and regulations impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground and above-ground storage tanks, or activities of unrelated third parties. The presence of hazardous substances, or the failure to properly remediate these substances, may make it difficult or impossible to sell or rent such property. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investment in us.

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

Loan provisions could impair our ability to take actions that would otherwise be in the best interests of our stockholders, and therefore, may have an adverse impact on the value of our stock, relative to the value that would result if the loan provisions did not exist. In particular, loan provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

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

Construction loan investments involve a greater risk of loss of investment and reduction of return than traditional mortgage loans.

If we decide to invest in construction loans, the nature of these loans pose a greater risk of loss than traditional mortgages. Since construction loans are made generally for the express purpose of either the original development or redevelopment of a property, the risk of loss is greater than a traditional mortgage because the underlying properties subject to construction loans are generally unable to generate income during the period of the loan. Construction loans may also be subordinate to the first lien mortgages. Any delays in completing the development or redevelopment project may increase the risk of default or credit risk of the borrower which may increase the risk of loss or risk of a lower than expected return to our portfolio.

Bridge loan investments involve a greater risk of loss of investment and reduction of return than traditional mortgage loans.

If we decide to acquire or make bridge loans secured by first lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition or renovation of real estate, these loans pose a greater risk than traditional mortgages. Borrowers usually identify undervalued assets that have been under-managed or are located in recovering markets. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans; the value of our company may be adversely affected.

Mezzanine loan investments involve a greater risk of loss of investment and reductions of return than senior loans secured by income-producing properties.

If we invest in mezzanine loans, they may take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

Investments in real estate-related securities may be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

If we invest in certain real estate-related securities that we may purchase in connection with privately negotiated transactions, they will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our long-term stabilized portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life. Moreover, in the event of a borrower’s default on an illiquid real estate security, the unsuitability for securitization and potential lack of recovery of our investment could pose serious risks of loss to our investment portfolio.

Delays in restructuring or liquidating non-performing real estate-related securities could reduce the return on our stockholders’ investment.

If we invest in real estate-related securities, they may become non-performing after acquisition for a wide variety of reasons. Such non-performing real estate investments may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such real estate security, replacement “takeout” financing may not be available. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including, without limitation, lender liability claims and defenses, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may receive from an investment.

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.

Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•	is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•

is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

Depending on the nature of our portfolio, we believe that we and our Operating Partnership may be able to satisfy both tests above. With respect to the 40% test, we expect that most of the entities through which we and our Operating Partnership own our assets will be majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

With respect to the primarily engaged test, we and our Operating Partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries.

We expect that most of the subsidiaries of our Operating Partnership will be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff's position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters.

If, however, the value of the subsidiaries of our Operating Partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our Operating Partnership, then we and our Operating Partnership may seek to rely on the exception from registration under Section 3(c)(6) if we and our Operating Partnership are “primarily engaged,” through majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6); however, it is our view that we and our Operating Partnership may rely on Section 3(c)(6) if 55% of the assets of our Operating Partnership consist of, and at least 55% of the income of our Operating Partnership is derived from, majority-owned subsidiaries that rely on Section 3(c)(5)(C).

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the Investment Company Act.

If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

Risks Related to Investments in Healthcare-Related Real Estate

If our board of directors believes it to be in the best interests of our stockholders, we may use proceeds from the disposition of certain of our existing real estate properties to invest in real estate properties in the healthcare sector. Ultimately, such acquisitions could result in our having a concentration of our investments in the healthcare sector, which may leave our profitability vulnerable to a downturn or slowdown in the sector.

Subject to the approval of our board of directors, we may use proceeds from the disposition of certain of our existing real estate investments to invest in real estate properties in the healthcare sector. If we were to make such investments, we would be subject to risks inherent in investments in that type of property. Ultimately, if such acquisitions were to result in our having a concentration of our investments in the healthcare sector, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the healthcare sector could be more pronounced than if we had more fully diversified our investments.

Failure to succeed in the healthcare sector may have adverse consequences on our performance.

Other than our President and Chief Executive Officer, our Chief Financial Officer, Treasurer and Secretary and certain of our Advisor’s acquisitions and asset management personnel, we do not have experience in owning or operating healthcare properties. The experience of the management of our Advisor in other sectors, such as the multi-tenant industrial sector, does not ensure that we will be able to operate successfully in the healthcare sector. Our success in the healthcare sector will be dependent, in part, upon our ability to evaluate local healthcare sector conditions, identify appropriate acquisition opportunities, and find qualified tenants or, where properties are acquired through a taxable REIT subsidiary, to engage and retain qualified independent managers to operate these properties. In addition, due to our inexperience in acquiring healthcare properties, we may abandon opportunities to enter a local market or acquire a property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred. Furthermore, we will be competing with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including healthcare REITs, national, regional and local operators, acquirers and developers. The competition for healthcare properties may significantly increase the price we must pay for properties we seek to acquire and our competitors may succeed in acquiring those properties themselves. Our potential acquisition targets may find our competitors to be more attractive because they may have greater resources and/or a lower cost of capital, may be willing to pay more for the properties or may have a more compatible operating philosophy. If we are unable to succeed in the healthcare sector as a result of any of the factors described above, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially and adversely affected.

Adverse trends in the healthcare service industry may negatively affect lease revenues from healthcare-related properties that we may acquire and the values of those investments.

The healthcare service industry may be affected by the following:

•	trends in the method of delivery of healthcare services;

•	competition among healthcare providers;

•

lower increases in reimbursement rates from government and commercial payors, high uncompensated care expense, investment losses and limited admissions growth pressuring operating profit margins for healthcare providers;

•	availability of capital;

•	liability insurance expense;

•

health reform initiatives to address healthcare costs through expanded pay-for-performance criteria, value-based purchasing programs, bundled provider payments, accountable care organizations, state health insurance exchanges, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions;

•

federal and state government plans to reduce budget deficits by lowering healthcare provider Medicare and Medicaid payment rates, while requiring increased patient access to care, but prior to expanding public benefits to the uninsured and senior populations;

•

Congressional efforts to reform the Medicare physician fee-for-service formula that dictates annual updates in payment rates for physician services, including significant reductions in the sustainable growth rate, whether through a short-term fix or a more long-term solution;

•	scrutiny and formal investigations by federal and state authorities;

•	prohibitions on additional types of contractual relationships between physicians and the healthcare facilities and providers to which they refer, and related information-collection activities;

•	efforts to increase transparency with respect to pricing and financial relationships among healthcare providers and drug/device manufacturers;

•	increased regulation to limit medical errors and conditions acquired inside health facilities and improve patient safety; and

•	heightened health information technology standards for healthcare providers.

These changes, among others, can adversely affect the economic performance of some or all of the lessees and operators of healthcare properties that we may acquire and, in turn, negatively affect the lease revenues and the value of our property investments.

Healthcare properties that we may acquire may derive a substantial portion of their income from third-party payors.

We expect that many of the lessees of healthcare facilities that we may acquire will derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to frequent and substantial change. There are no assurances that payments from governmental and other third-party payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Efforts by such third-party payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our potential tenants. In addition, the failure of any of our potential tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs. The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. The financial impact on tenants of healthcare properties that we may acquire could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Lessees of healthcare properties that we may acquire may be affected by the financial deterioration, insolvency and/or bankruptcy of other significant operators in the healthcare industry.

Certain companies in the healthcare industry, including some key senior housing operators, none of which are currently our tenants, are experiencing considerable financial, legal and/or regulatory difficulties which have resulted or may result in financial deterioration and, in some cases, insolvency and/or bankruptcy. The adverse effects on these companies could have a significant impact on the industry as a whole, including but not limited to negative public perception by investors, lenders and consumers. As a result, lessees of healthcare facilities that we may acquire could experience the damaging financial effects of a weakened industry sector driven by negative headlines, ultimately making them unable to meet their obligations to us, and our business could be adversely affected.

Risks Associated with Debt Financing

We expect to continue to use temporary acquisition financing to acquire properties and otherwise incur other indebtedness, including long-term financing, which will increase our expenses and could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

We used temporary acquisition financing to acquire nine of the thirteen properties. During 2011, we sold four properties and used the proceeds, in part, to pay down a portion of the temporary acquisition financing. We may continue to use temporary acquisition financing to acquire additional properties. This will enable us to acquire properties before we have raised offering proceeds for the entire purchase price. We may plan to use subsequently raised offering proceeds or sell additional properties to pay off the temporary acquisition financing.

With the objective of increasing income, the board of directors may consider future acquisitions featuring long-term debt financing to increase the amount of capital available to us and to achieve greater property diversification. We may also acquire properties encumbered with existing financing which cannot be immediately repaid. We may also invest in joint venture entities that borrow funds or issue senior equity securities to acquire properties, in which case our equity interest in the joint venture would be junior to the rights of the lender or preferred stockholders. Our charter limits our borrowings to the equivalent of 75% of our cost, before deducting depreciation or other non-cash reserves, of all our assets unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report with an explanation from our independent directors of the justification for the excess borrowing. We may borrow funds for operations, tenant improvements, capital improvements or other working capital needs. We may also borrow funds to make distributions, including but not limited to funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow, if we otherwise deem it necessary or advisable, to ensure that we maintain our qualification as a REIT for federal income tax purposes. To the extent we borrow funds, we may raise additional equity capital or sell properties to pay such debt.

If there is a shortfall between the cash flow from a property and the cash flow needed to service acquisition financing on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, the value of our stockholders’ investments in us will be reduced.

Liquidity in the global credit markets has been significantly contracted by market disruptions during the past several years, making it costly to obtain new debt financing, when debt financing is available at all. To the extent that market conditions prevent us from obtaining temporary or long-term acquisition financing on financially attractive terms, our ability to make suitable investments in commercial real estate could be delayed or limited. If we are unable to invest the proceeds from this offering in suitable real estate investments for an extended period of time, distributions to our stockholders may be lower or may be suspended and the value of investments in our shares could be reduced.

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

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flows from operations and the amount of cash distributions we can make

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise capital by issuing more stock or borrowing more money.

Federal Income Tax Risks

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to you.

We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to you. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

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

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our taxable income, excluding capital gains. We will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid (or deemed paid) by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to redeem our shares generally are not taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. We may decide to borrow funds in order to meet the REIT minimum distribution requirements even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations. Distributions made in excess of our net income will generally constitute a return of capital to stockholders.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimus exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

If our Operating Partnership is classified as a “publicly-traded partnership” under the Internal Revenue Code, it could be subjected to tax on its income and the amount of distributions we make to our stockholders will be less.

We structured the Operating Partnership so that it would be classified as a partnership for federal income tax purposes. In this regard, the Internal Revenue Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Internal Revenue Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Internal Revenue Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or redemption of partnership units in our Operating Partnership. If the Internal Revenue Service were to assert successfully that our Operating Partnership is a “publicly traded partnership,” and substantially all of the Operating Partnership’s gross income did not consist of the specified types of passive income, the Internal Revenue Code would treat our Operating Partnership as an association taxable as a corporation. In such event, the character of our assets and items of gross income would change and would likely prevent us from qualifying and maintaining our status as a REIT. In addition, the imposition of a corporate tax on our Operating Partnership would reduce the amount of cash distributable to us from our Operating Partnership, and therefore, would reduce our amount of cash available to make distributions to our stockholders.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

It may be possible to reduce the impact of the prohibited transactions tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

Dividends payable by REITs do not qualify for the reduced tax rates.

Legislation enacted in 2003 and modified in 2005 and 2010 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates to 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Distributions to tax-exempt investors may be classified as unrelated business taxable income and tax-exempt investors would be required to pay tax on the unrelated business taxable income and to file income tax returns.

Neither ordinary nor capital gains distributions with respect to our common stock nor gains from the sale of stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•

under certain circumstances, part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as unrelated business taxable income if our stock is predominately held by qualified employee pension trusts, such that we are a “pension-held” REIT (which we do not expect to be the case);

•

part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute unrelated business taxable income if such investor incurs debt in order to acquire the common stock; and

•

part or all of the income or gain recognized with respect to our stock held by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

Foreign investors may be subject to FIRPTA tax on the sale of our stock if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including stock of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to a tax, known as the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) tax, on the gain recognized on the disposition. Distributions that are attributable to gains from the disposition of U.S. real property interests by a REIT are subject to FIRPTA tax for foreign investors as though they were engaged in a trade or business and the distribution constitutes income which is effectively connected with such a business. Such FIRPTA tax does not apply, if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot be sure that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, any gain realized by foreign investors on a sale of our stock would be subject to FIRPTA tax, unless our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period, directly or indirectly, own more than 5% of the value of our outstanding common stock.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an individual retirement account (“IRA”)) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2011, our portfolio consists of nine properties which were approximately 68.7% leased. The following table provides summary information regarding our properties.

Property(1)	Location	Date Purchased	Square Footage	Purchase Price	Debt	December 31, 2011 % Leased
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	$2,400,000	$—	100.0%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	—	29.0%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	26.1%

Orlando Small Bay Portfolio:
Carter Commerce Center	Winter Garden, FL	November 15, 2007	49,125			34.4%
Goldenrod Commerce Center	Orlando, FL	November 15, 2007	78,646			83.0%
Hanging Moss Commerce Center	Orlando, FL	November 15, 2007	94,200			95.5%
Monroe South Commerce Center	Sanford, FL	November 15, 2007	172,500			61.4%

			394,471	37,128,000	14,389,000	70.5%

Monroe North Commerce Center	Sanford, FL	April 17, 2008	181,348	14,275,000	6,681,000	97.3%
1830 Santa Fe	Santa Ana, CA	August 5, 2010	12,200	1,315,000	—	100.0%

			775,393	$79,218,000	$21,070,000	68.7%

(1)	The table excludes Sherburne Commons, a variable interest entity for which we became the primary beneficiary and began consolidating their financial results as of June 30, 2011. As of October 19, 2011, Sherburne Commons is classified as held for sale (See Notes 6 and 7).

Historical Occupancy

The following table sets forth annualized occupancy rates for our material properties for the past five years:

	Average Percent Leased (%)
Property	2011	2010	2009	2008	2007
20100 Western Avenue	52	74	63	100	95
Orlando Small Bay Portfolio	71	71	77	94	97
Monroe North Commerce Center	80	47	82	100	98

Historical Annualized Average Rents

The following table sets forth average effective annualized rent per square foot for our material properties for the past five years:

	Average Effective Annualized Rent per Square Foot(1)
Property	2011	2010	2009	2008	2007
20100 Western Avenue	$10.15	$10.21	$10.16	$11.41	$11.35
Orlando Small Bay Portfolio	$5.84	$7.27	$7.71	$7.59	$7.35
Monroe North Commerce Center	$5.03	$7.64	$6.83	$5.83	$5.87

(1)	Average effective annualized rent per square foot is calculated by dividing annual rental revenues by sum of quarterly occupied square footage.

Portfolio Lease Expirations

The following table sets forth lease expiration information for each of the ten years following December 31, 2011:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
Month to Month	3	$25,785	$48,000	3.3%	1.5%
2012	26	140,524	882,000	18.1%	27.0%
2013	39	184,216	1,014,000	23.8%	31.1%
2014	20	101,803	818,000	13.1%	25.1%
2015	4	27,322	184,000	3.5%	5.6%
2016	5	38,890	244,000	5.0%	7.5%
2017	—	—	—	0.0%	0.0%
2018	1	14,504	73,000	1.9%	2.2%
2019	—	—	—	0.0%	0.0%
2020	—	—	—	0.0%	0.0%
2021	—	—	—	0.0%	0.0%

	98	$533,044	$3,263,000	68.7%	100.0%

Real Estate-Related Investment

As of December 31, 2011 and 2010, we had invested in one real estate loan receivable, the Sherburne Commons Mortgage Loan:

Loan Name Location of Related Property or Collateral	Date Originated	Loan Type	Payment Type	Book Value as of December 31, 2011	Book Value as of December 31, 2010	Rate Type	Annual Interest Rate	Maturity Date
Sherburne Commons Mortgage Loan Nantucket, MA	12/14/2009	1st Mortgage	Interest Only	$—	$8,000,000	Fixed	8.0%	1/1/2015

Due to the suspension of interest payments by the borrower, we issued a notice of default to the borrower on June 30, 2011 and determined that we were the primary beneficiary of the VIE due to our enhanced ability to direct the activities of the VIE. The primary beneficiary of a VIE is required to consolidate the operations of the VIE. Consequently, we have consolidated the operations of the VIE as of June 30, 2011, and accordingly, eliminated the note receivable in consolidation (see Notes 6 and 7).

As of October 19, 2011, the Sherburne Commons property was reclassified to real estate held for sale. Consequently, the related assets and liabilities of the property are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale on our consolidated balance sheets. Operating results for the property have been reclassified to discontinued operations on our consolidated statements of operations for the year ended December 31, 2011 (see Notes 6 and 7).

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may become subject to legal proceeding, claims, or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the period covered by this report, there was no established public trading market for our shares of common stock. In order for Financial Industry Regulatory Authority (“FINRA”) members to participate in the offering and sale of shares of common stock pursuant to our ongoing public offerings, we are required to disclose in each annual report distributed to stockholders a per-share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our shares.

For these purposes, we are revising our estimated per-share value of our common stock to $2.09 per share, calculated as of December 31, 2011. Our revised estimated per-share value of $2.09 as of December 31, 2011 is an adjustment from the estimated valuation of $2.25 per share previously determined as of December 31, 2011 and announced on February 17, 2012. Our estimated per-share value has been adversely affected by lower than expected leasing activity at the Sherburne Commons property, a variable interest entity for which we became the primary beneficiary and began consolidating their financial results on June 30, 2011, which resulted in a $4.8 million impairment charge, which is classified in discontinued operations as impairment of real estate sold and asset held for sale on our consolidated statement of operations for the year ended December 31, 2011 (see Notes 4, 6, 7 and 13).

The estimated value per share was based upon the recommendation and valuation of our Advisor, based on the methodologies and assumptions described further below. We did not engage a third-party real estate valuation firm for the purpose of this estimate. As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per-share value determined below neither represents the fair value according to generally accepted accounting principles (“GAAP”) of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a shareholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets. As of the date of this filing, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.

Our estimated per-share value was calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the estimated fair value of our liabilities, and dividing the total by the number of our common shares outstanding as of December 31, 2011. Our estimated per-share value is the same as our net asset value. Our estimated per-share value does not reflect “enterprise value,” which may include a premium for the portfolio or the potential increase in our share value if we were to list our shares on a national securities exchange. Our estimated per-share value also does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange.

The following is a summary of the valuation methodologies used:

Investments in Real Estate and Variable Interest Entity. For purposes of calculating an estimated value per share, our Advisor estimated the value of our investments in real estate and variable interest entity by using a discounted cash flow analysis. Our Advisor calculated the value of our investments in real estate and variable interest entity using internally prepared cash flow estimates and employing a range of terminal capitalization rates, discount rates, growth rates and other variables that fall within ranges our Advisor believes would be used by similar investors to value the properties we own. The cash flow estimates were developed for each property by our Advisor’s asset management team based on their industry knowledge and expertise.

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of the Company’s real estate assets and variable interest entity:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	7.00% – 9.00%	8.47%
Discount rate	8.75% –10.00%	9.37%
Annual net operating income growth rate(1)(2)	1.40% 18.20%	7.49%
Holding period	10 years	10 years

(1)	The annual net operating income compounded annual growth rate (“CAGR”) reflects both the contractual and market rents (in cases where the contractual lease period is less than the holding period) net of expenses over the holding period. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the holding period for each of the properties.

(2)	Excludes Sherburne Commons, a variable interest entity for which we became the primary beneficiary and began consolidating their financial results on June 30, 2011, which is experiencing operating shortfalls due to lower than expected leasing activity (see Notes 6 and 7). Annual revenue and operating expense growth rate assumptions over the holding period are projected at 11.96% and 5.85%, respectively.

We believe that the assumptions employed in the valuation methodology are reasonable and within the ranges used for properties that are similar to ours and held by investors with similar expectations to our investors. However, a change in the assumptions would impact the calculation of the value of our investments in real estate. For example, assuming all other factors remain unchanged, a change in the assumed weighted-average terminal capitalization rate of 0.25% would yield a change in our net asset value of approximately $0.04 per share.

While our Advisor believes a discounted cash flow analysis is standard in the real estate industry and an acceptable valuation methodology to determine fair value in accordance with GAAP, the estimated values for our investments in real estate and variable interest entity may or may not represent current market values or fair values determined in accordance with GAAP. Real estate is currently carried at its amortized cost basis in our financial statements, subject to any adjustments required under GAAP.

Notes Payable. Our Advisor estimated the value of our notes payable using a discounted cash flow analysis. The cash flows were based on the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 0.98 years, was approximately 4.46%.

We believe that the assumptions employed in estimating the fair value of our notes payable are reasonable and reflect the terms currently available on similar borrowing arrangements to borrowers with credit profiles similar to ours. However, a change in the assumptions would impact the fair value of our notes payable. For example, assuming all other factors remain unchanged, a change in the assumed weighted-average discount rate of 0.75% would yield a change in our net asset value of approximately $0.01 per share.

Other Assets and Liabilities. The carrying values of our other assets and liabilities are considered to be equal to fair value due to their short maturities. Certain balances, including above-/below-market leases related to real estate investments, have been eliminated for the purpose of the valuation due to the fact that the value of those balances was already considered in the valuation of the respective real estate investments.

As of December 31, 2011, our estimated per-share value was calculated as follows:

Estimated Per-Share Value Calculation:

Investments in real estate and variable interest entity	$2.24	(1)
Notes payable	(0.93	)(2)
Other assets and liabilities	0.78	(3)

Estimated net asset value per-share value	$2.09
Estimated enterprise value premium	None assumed
Estimated liquidity discount	None assumed
Total estimated per-share value	$2.09

(1)	Our investments in real estate and variable interest entity were valued using a discounted cash flow analysis. Our Advisor calculated the value of our investments in real estate and variable interest entity using internally prepared cash flow estimates and employing a range of terminal capitalization rates, discount rates, growth rates, and other variables that fall within ranges our Advisor believes would be used by similar investors to value the properties we own. The cash flow estimates were developed for each property by our Advisor’s asset management team based on their industry knowledge and expertise.
(2)	The fair value of our notes payable was estimated using discounted cash flow models, which incorporate assumptions that we believe reflect the terms currently available on similar borrowing arrangements to borrowers with credit profiles similar to ours.
(3)	The fair value of our other assets and liabilities is estimated to materially reflect book value given their typically short-term (less than one year) settlement periods. Certain balances, including above-/below-market leases related to real estate investments, have been eliminated for the purpose of the valuation due to the fact that those balances were already considered in the valuation of the respective real estate investments.

On March 29, 2012, the Board of Directors reviewed the valuation methodology with our Advisor and unanimously agreed upon the revised estimated value of $2.09 per share, calculated as of December 31, 2011, which is consistent with the recommendations of our Advisor. Our revised estimated per-share value of $2.09 as of December 31, 2011 is an adjustment from the estimated valuation of $2.25 per share previously determined as of December 31, 2011 and announced on February 17, 2012. Our estimated per-share value has been adversely affected by lower than expected leasing activity at the Sherburne Commons property, a variable interest entity for which we became the primary beneficiary and began consolidating their financial results on June 30, 2011, which resulted in a $4.8 million impairment charge, which is classified in discontinued operations as impairment of real estate sold and asset held for sale on our consolidated statement of operations for the year ended December 31, 2011.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per-share value. Accordingly, with respect to our estimated per-share value, we can provide no assurance that:

•	a stockholder would be able to realize this estimated value per share upon attempting to resell his or her shares;

•

we would be able to achieve, for our stockholders, the estimated value per share, upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the estimated share value, or the methodologies relied upon to estimate the share value, will be found by any regulatory authority to comply with FINRA, ERISA, or any other regulatory requirements.

Furthermore, the estimated value of our shares was calculated as of December 31, 2011. The value of our shares will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties within our portfolio. We are not required to update the estimated value per share more frequently than every eighteen months. We expect that any future estimates of the value of our properties will be performed by our Advisor; however, our board of directors may direct our Advisor to engage one or more independent, third-party valuation firms in connection with such estimates.

Stock Repurchase Program

Our board of directors previously adopted a stock repurchase program that enables our stockholders to sell their stock to us in limited circumstances. Our board of directors may amend, suspend or terminate the program at any time upon thirty days prior notice to our stockholders.

Our stock repurchase program has been suspended as described below.

Prior to its suspension, our stock repurchase program limited the number of shares of stock we could redeem (other than redemptions due to death of a stockholder) to those that we could purchase with net proceeds from the sale of stock under our distribution reinvestment plan in the prior calendar year.

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

On November 23, 2010, our board of directors concluded that we did not have sufficient funds available to us to fund any redemptions during 2011. Accordingly, our board of directors approved an amendment to our stock repurchase program to suspend redemptions under the program, effective December 31, 2010. We can make no assurances as to when and on what terms redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time based in part on our cash and debt position.

During the twelve months ended December 31, 2011, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January(1)	46,096	$7.99	$—
February	—	$—	$—
March	—	$—	$—
April	—	$—	$—
May	—	$—	$—
June	—	$—	$—
July	—	$—	$—
August	—	$—	$—
September	—	$—	$—
October	—	$—	$—
November	—	$—	$—
December	—	$—	$—

46,096

(1)	In January 2011, share redemptions due to the death of a shareholder that were requested in 2010, prior to the suspension of the stock repurchase program, were made under the program.

During the twelve months ended December 31, 2011, we have received requests to redeem 78,124 shares. However, due to the current suspension of the stock repurchase program, we were not able to fulfill any of these requests.

Stockholders

As of March 29, 2012, we had approximately 23.0 million shares of common stock outstanding held by 4,855 stockholders of record.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income.

The declaration of distributions is at the discretion of our board of directors and our board will determine the amount of distributions on a regular basis. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant. On November 23, 2010, our board of directors resolved to lower our distributions to an annualized rate of $0.08 per share (1% based on a share price of $8.00), from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), in order to preserve capital that may be needed for capital improvements, debt repayment or other corporate purposes. Distributions at this rate were declared for the first and second quarters of 2011. Further, in June 2011, the board decided, based on the financial position of the Company, to suspend the declaration of further distributions and to defer the payment of the second quarter 2011 distribution, which was paid in December 2011. No distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

We adopted a distribution reinvestment plan that allows our stockholders to have their distributions invested in additional shares of our common stock. We have registered 21,100,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share. As of December 31, 2011 and December 31, 2010, approximately 2.3 million shares had been issued under the distribution reinvestment plan. On November 23, 2010, our board of directors adopted a resolution to suspend the distribution reinvestment plan indefinitely effective December 14, 2010. As a result, distributions were paid entirely in cash during the period between December 14, 2010 and March 31, 2011. Commencing with the April 2011 distributions, the board elected to pay distributions on a quarterly basis. However, due to cash constraints, the board elected to defer the second quarter 2011 distribution payment until the Company’s cash position improves. The second quarter distribution of $0.5 million was paid in the fourth quarter of 2011. We cannot provide any assurance as to if or when we will resume our distribution reinvestment plan.

During the years ended December 31, 2011 and 2010, we paid distributions, including any distributions reinvested, aggregating approximately $1.1 million and $11.0 million, respectively to our stockholders. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. The following table shows the distributions paid based on daily record dates for each day during the period from January 1, 2010 through December 31, 2011, aggregated by quarter as follows:

	Distributions Declared (1)			Funds from	Cash Flows from Operating
Period	Cash	Reinvested	Total	Operations	Activities
First quarter 2010	$1,221,000	$1,490,000	$2,711,000	$844,000	$1,103,000
Second quarter 2010	1,256,000	1,468,000	2,724,000	933,000	461,000
Third quarter 2010	1,323,000	1,448,000	2,771,000	354,000	1,003,000
Fourth quarter 2010(2)	1,524,000	481,000	2,005,000	162,000	(265,000)

	$5,324,000	$4,887,000	$10,211,000	$2,293,000	$2,302,000

First quarter 2011	$454,000	$—	$454,000	$60,000	$481,000
Second quarter 2011(3)	460,000	—	460,000	(80,000)	(219,000)
Third quarter 2011(4)	—	—	—	(129,000)	(323,000)
Fourth quarter 2011(5)	—	—	—	(1,068,000)	(1,608,000)

	$914,000	$—	$914,000	$(1,217,000)	$(1,669,000)

(1)	100% of the distributions declared during 2011 and 2010 represented a return of capital for federal income tax purposes, respectively.
(2)	Funds from operations excludes real estate impairments of approximately $2.0 million.
(3)	Funds from operations excludes real estate impairments of $23.2 million and impairments recorded in discontinued operations of $19.1 million.
(4)	Funds from operations excludes real estate impairments of $0.4 million and impairments recorded in discontinued operations of $0.2 million.
(5)	Funds from operations excludes impairments recorded in discontinued operations of $5.6 million.

From our inception in October 2004 through December 31, 2011, we declared aggregate distributions of $32.8 million. Our cumulative net loss and cumulative net cash provided by operating activities during the same period were $68.7 million and $4.7 million, respectively.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP supplemental financial measure that is widely recognized as a measure of REIT operating performance. We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by the accounting principles generally accepted in the United States of America (“GAAP”), and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, noncontrolling interests and subsidiaries.

NAREIT recently issued updated reporting guidance that directs companies, for their computation of NAREIT FFO, to exclude impairments of depreciable real estate when write-downs are driven by measurable decreases in the fair value of real estate holdings. Previously, the Company’s calculation of FFO (consistent with NAREIT’s previous guidance) did not exclude impairments of, or related to, depreciable real estate. Consistent with this current NAREIT reporting guidance, the Company has restated its 2010 and 2009 FFO amounts.

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

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. Therefore, we use modified funds from operations (“MFFO”), which excludes from FFO real estate acquisition costs, amortization of above- or below-market rents, and non-cash amounts related to straight-line rents and impairment charges to further evaluate our operating performance. We compute MFFO in accordance with the definition suggested by the Investment Program Association (the “IPA”), the trade association for direct investment programs (including non-listed REITs). However, certain adjustments included in the IPA’s definition are not applicable to us and are therefore not included in the foregoing definition.

We believe that MFFO is an important supplemental measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of our operating performance. As explained below, management’s evaluation of our operating performance excludes these items in the calculation based on the following considerations:

•

Real estate acquisition costs. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. These acquisition costs have been funded from the proceeds of our initial public offering and other financing sources and not from operations. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. Real estate acquisition costs include those paid to our Advisor and to third parties.

•

Adjustments for amortization of above- or below-market rents. Similar to depreciation and amortization of other real estate-related assets that are excluded from FFO, GAAP implicitly assumes that the value of lease assets diminishes predictably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the operating performance of our real estate.

•

Adjustments for straight-line rents. Under GAAP, rental income recognition can be significantly different from underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the economic impact of our lease terms and presents results in a manner more consistent with management’s analysis of our operating performance.

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

FFO and MFFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Both FFO and MFFO should be reviewed along with other GAAP measurements. Our FFO and MFFO, as presented, may not be comparable to amounts calculated by other REITs.

The following is a reconciliation from net loss applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO and MFFO for each of the last three years:

	Year Ended December 31,
	2011	2010	2009
Net loss applicable to common shares	$(52,058,000)	$(3,131,000)	$(8,103,000)

Adjustments:
Depreciation and amortization of real estate assets:
Continuing operations	1,839,000	2,139,000	2,468,000
Discontinued operations	586,000	1,267,000	1,173,000
Gain on sales of real estate, net	(46,000)	—	—
Impairment of real estate assets:
Continuing operations	23,644,000	1,250,000	2,360,000
Discontinued operations	24,930,000	770,000	—
Noncontrolling interests’ share in losses	(1,995,000)	(2,000)	(8,000)
Noncontrolling interests’ share in FFO	1,883,000	—	4,000

Funds from operations (FFO) applicable to common shares	$(1,217,000)	$2,293,000	$(2,106,000)

Adjustments:
Real estate acquisition costs	$—	$52,000	$430,000
Amortization of (below-) above-market rents	(143,000)	39,000	37,000
Straight-line rents	(45,000)	40,000	(64,000)
Amortization of deferred financing costs	777,000	335,000	236,000
Impairment of notes receivable	1,442,000	—	4,626,000

Modified funds from operations (MFFO) applicable to common shares	$814,000	$2,759,000	$3,159,000

Weighted-average number of common shares outstanding – basic and diluted	23,031,830	22,921,142	21,806,219

FFO per weighted average common shares	$(0.05)	$0.10	$(0.10)
MFFO per weighted average common shares	$0.04	$0.12	$0.14

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-K.

Use of Proceeds from Registered Securities

Initial Public Offering

Our registration statement (SEC File No. 333-121238) for our initial public offering of up to 44,400,000 shares of our common stock at $8.00 per share and up to 11,000,000 additional shares at $7.60 per share pursuant to our distribution reinvestment plan was declared effective on September 22, 2005. The aggregate offering amount of the shares registered for sale in our initial public offering, assuming the maximum numbers of shares were sold, was $438.8 million. The offering commenced on January 6, 2006 and was terminated June 1, 2009 prior to the sale of all shares registered.

As of the termination of the offering on June 1, 2009, excluding the issuance of approximately 1.2 million shares under our distribution reinvestment plan, we had sold approximately 20.5 million shares of common stock in our initial public offering, raising gross offering proceeds of $163.7 million. From this amount, we incurred approximately $16.2 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $3.3 million in acquisition fees payable to the Advisor. We have used $118.6 million of the net offering proceeds to acquire properties and reduce notes payable as of December 31, 2011. As of December 31, 2011, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $4.5 million, including $0.1 million of organizational costs that have been expensed, and $4.4 million related to offering costs which reduce net proceeds of our initial public offering.

Follow-on Public Offering

Our registration statement (SEC File No. 333-155640) for our follow-on public offering of up to 56,250,000 shares of our common stock at $8.00 per share and up to 21,100,000 additional shares at $7.60 per share pursuant to our distribution reinvestment plan was declared effective on June 10, 2009. We retained PCC to conduct our follow-on public offering on a best-efforts basis. The aggregate offering amount of the shares registered for sale in our follow-on public offering is $610.4 million. The offering commenced on June 10, 2009 and has not terminated. Effective November 23, 2010, we stopped accepting offers to purchase shares of our offering while our board of directors evaluates strategic alternatives to maximize investor’s value.

As of December 31, 2011, excluding issuance of approximately 1.1 million shares under our distribution reinvestment plan, we had sold approximately 0.4 million shares of common stock in our follow-on offering, raising gross offering proceeds of $3.4 million. From this amount, we incurred $0.3 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $67,000 in acquisition fees payable to the Advisor. As of December 31, 2011, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $1.1 million which reduce net proceeds of our follow-on public offering, provided, however, we will have no obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds of our follow-on offering at the conclusion of the offering.

Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2012 annual meeting of stockholders.

ITEM 6. SELECTED FINANCIAL DATA

The following should be read with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. The consolidated balance sheet data as of December 31, 2011 and 2010 and the consolidated statements of operations data for the year ended December 31, 2011, 2010 and 2009 have been derived from the Company’s historical audited consolidated financial statements. The consolidated balance sheet data as of December 31, 2009, 2008 and 2007 and the consolidated statements of operations data for the years ended December 31, 2008 and 2007 have been derived from the Company’s historical consolidated financial statements adjusted for the impact of subsequent accounting changes requiring retrospective application, if any.

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$70,124,000	$138,997,000	$157,252,000	$165,104,000	$129,922,000
Notes payable	$21,070,000	$26,604,000	$27,639,000	$34,381,000	$35,152,000
Total equity	$45,626,000	$100,970,000	$115,155,000	$116,484,000	$60,557,000

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Total revenues	$4,720,000	$6,146,000	$6,953,000	$6,516,000	$2,566,000
Loss from continuing operations	$(29,890,000)	$(3,915,000)	$(9,904,000)	$(2,596,000)	$(2,899,000)
(Loss) income from discontinued operations	$(24,163,000)	$782,000	$1,793,000	$1,144,000	$295,000
Net loss applicable to common shares	$(52,058,000)	$(3,131,000)	$(8,103,000)	$(1,455,000)	$(2,601,000)

Basic and diluted (losses) earnings per common share(1):
Continuing operations	$(1.30)	$(0.17)	$(0.45)	$(0.18)	$(0.41)
Discontinued operations	$(0.96)	$0.03	$0.08	$0.08	$0.04
Net loss applicable to common shares	$(2.26)	$(0.14)	$(0.37)	$(0.10)	$(0.37)

Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(1,669,000)	$2,302,000	$2,888,000	$2,541,000	$(1,156,000)
Net cash provided by (used in) investing activities	$34,006,000	$(3,740,000)	$(10,708,000)	$(11,973,000)	$(84,799,000)
Net cash (used in) provided by financing activities	$(16,868,000)	$(15,221,000)	$212,000	$29,065,000	$81,562,000

Other Data:
Distributions declared	$914,000	$10,211,000	$10,644,000	$7,269,000	$3,196,000
Distributions declared per common share	$0.04	$0.45	$0.48	$0.47	$0.43

Weighted-average number of common shares outstanding – basic and diluted(1)	23,031,830	22,921,142	21,806,219	14,241,215	7,070,155

(1)	Basic and diluted loss from continuing operations per common share, basic and diluted (loss) income from discontinued operations per common share, and basic and diluted net loss per common share are based upon the weighted-average number of shares of common stock outstanding. All per-share computations have been adjusted to reflect the common stock dividends for all periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. See also the “Special Note about Forward-Looking Statements” preceding Item 1 of this report.

Overview

We were incorporated on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate. On January 6, 2006, we commenced a public offering of a minimum of 125,000 shares and a maximum of 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale to the public and 11,000,000 shares for sale pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on June 1, 2009 upon raising gross offering proceeds of approximately $172.7 million from the sale of approximately 21.7 million shares, including shares sold under the distribution reinvestment plan. On June 10, 2009, the SEC declared our follow-on offering effective and we commenced a follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale to the public and 21,100,000 shares for sale pursuant to our dividend reinvestment plan.

On November 23, 2010, we informed our investors of several decisions made by the board of directors for the health of our REIT.

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

Distributions. Effective December 1, 2010, our board of directors resolved to reduce distributions on our common stock to a current annualized rate of $0.08 per share (1% based on a share price of $8.00), from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), in order to preserve capital that may be needed for capital improvements, debt repayment or other corporate purposes. Distributions at this rate were declared for the first and second quarters of 2011. Further, in June 2011, the board decided, based on the financial position of the Company, to suspend the declaration of further distributions and to defer the payment of the second quarter 2011 distribution, which was paid in December 2011. No distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

Stock Repurchase Program. After careful consideration of the proceeds that will be available from our distribution reinvestment plan in 2010, and an assessment of our expected capital expenditures, tenant improvement costs and other costs and obligations related to our investments, our board of directors concluded that we will not have sufficient funds available to us to prudently fund any redemptions during 2011. Accordingly, our board of directors approved an amendment to our stock repurchase program to suspend redemptions under the program, effective December 31, 2010. We can make no assurances as to when and on what terms redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time based in part on our cash and debt position.

We used the net proceeds from our initial public offering to invest primarily in multi-tenant industrial real estate located in major metropolitan markets in the United States. If we resume our follow-on offering, we intend to use the net proceeds from our follow-on offering to acquire additional real estate investments and pay down temporary acquisition financing on our existing assets.

As of December 31, 2011, we had raised $167.1 million of gross proceeds from the sale of 20.9 million shares of our common stock in our initial public offering and follow-on offering and had acquired thirteen properties, four of which were sold during 2011. Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease. Our growth depends, in part, on our ability to increase rental income and other earned income from leases by increasing rental rates and occupancy levels and control operating and other expenses. Our operations are impacted by property-specific, market-specific, general economic and other conditions.

Our board of directors continues to evaluate and implement strategic alternatives to reposition the company and preserve and increase shareholders’ value. Specifically, we sold the Goldenwest property in June 2011 for gross proceeds of $9.4 million and made a principal payment of $7.8 million on the HSH Nordbank credit facility. Additionally, we sold the Mack Deer Valley and Pinnacle Park Business Center properties in November 2011 for gross proceeds of approximately $23.9 million. The proceeds were used, in part, to pay down the remaining balance of the HSH Nordbank credit facility. In December 2011, we sold the 2111 South Industrial Park property for gross proceeds of $0.9 million. The proceeds were used to pay down the Wells Fargo Bank, National Association loan. Furthermore, in February 2012, we amended our loan agreement with Wells Fargo Bank, National Association. The amendment, executed upon our making a $7.5 million principal payment, extended the maturity date of the loan from February 13, 2012 to February 13, 2014 and reduced the interest rate from 300 basis points over one-month LIBOR to 200 basis points over one-month LIBOR, with the LIBOR floor remaining fixed at 150 basis points. We are continuing to pursue options for repaying our debt, including asset sales.

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

Despite recent positive economic indicators, both the national and most global economies have experienced continued volatility throughout 2010 and 2011. These conditions, combined with stagnant business activity and low consumer confidence, have resulted in a challenging operating environment in 2011.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has experienced deteriorating fundamentals across most major property types and most geographic markets. These market conditions have and will likely continue to have a significant impact on our real estate investments. In addition, these market conditions have impacted our tenants’ businesses, which makes it more difficult for them to meet current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Increases in rental concessions given to retain tenants and maintain our occupancy level, which is vital to the continued success of our portfolio, has resulted in lower current cash flows from operations. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flows from operations.

Until market conditions are more stable, we expect to continue to limit capital expenditures, focusing on those capital expenditures that preserve value and/or generate rental revenue. However, if we experience an increase in vacancies, we may incur costs to re-lease properties and pay leasing commissions.

Results of Operations

During 2011, we owned thirteen properties, four of which were sold during the course of the year. As of December 31, 2011, we owned nine properties. These properties were acquired from June of 2006 through August 2010. During 2011, we owned nine properties for a full year, one property for five and one-half months, two properties for eleven months, and one property for eleven and one-half months. In June 2011, we sold the Goldenwest property for gross proceeds of approximately $9.4 million. In November 2011, we sold the Mack Deer Valley and Pinnacle Park Business Center properties for gross proceeds of approximately $23.9 million. In December 2011, we sold the 2111 South Industrial Park property for gross proceeds of $0.9 million. During 2010, we owned twelve properties for a full year and one property for five months. During 2009, we owned twelve properties for the full year. Accordingly, the results of our operations for the years ended December 31, 2011, 2010 and 2009 are for the most part comparable.

In May 2008, we agreed to loan up to $10.0 million at a rate of 10% per year to two real estate operating companies, Servant Investments, LLC and Servant Healthcare Investments, LLC (collectively, “Servant”). In May 2010, the loan commitments were reduced to $8.75 million. The loans were scheduled to mature on May 19, 2013. At the time the loans were negotiated, Servant was a party to an alliance with the managing member of our Advisor. On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows from operations. During the third quarter of 2009, we concluded that the collectability of the Servant Investments, LLC (“Servant Investments”) note could not be reasonably assured. Therefore, we recorded a reserve of $4.6 million against the note balance. As of December 31, 2011 and 2010, the Servant Investments note receivable had a net balance of $0. It is our policy to recognize interest income on the reserved loan on a cash basis. In the second quarter of 2011, after evaluating the expected effects of changes in the borrower’s business prospects, including the uncertainty surrounding Servant’s realization of the fees pursuant to the sub-advisory agreement, we concluded that it was probable that the Company would be unable to collect all amounts due according to the terms of the Servant Healthcare, LLC (“Servant Healthcare”) note and consequently, we recorded a note receivable impairment of $1.7 million against the balance of that note.

In December 2011, the notes receivable were restructured to provide for the settlement of the notes in the amount of $2.5 million, $1.5 million of which was received from the borrower in December 2011. The remaining $1.0 million is payable pursuant to a promissory note providing for interest at a fixed rate of 5.00% per annum. A principal payment of $0.7 million, plus any accrued and unpaid interest, is due on December 22, 2013 and the remaining balance of $0.3 million, plus any accrued and unpaid interest, is due on December 22, 2014. The note receivable was recorded at its present value of $0.9 million on our consolidated balance sheet as of December 31, 2011.

On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that was a wholly-owned subsidiary of Cornerstone Healthcare Plus REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor. The loan was to mature on January 21, 2010 subject to the borrower’s right to repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty. On December 16, 2009, Caruth Haven L.P. repaid the full loan amount.

On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC, a Delaware limited liability company managed by Cornerstone Ventures Inc., an affiliate of our Advisor, in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community known as Sherburne Commons located on the island of Nantucket, MA. The loan matures on January 1, 2015, with no option to extend and bears interest at a fixed rate of 8.0% for the term of the loan. Interest will be paid monthly with principal due at maturity. In addition, under the terms of the loan, we are entitled to receive additional interest in the form of a 40% participation in the “shared appreciation” of the property, which is calculated based on the net sales proceeds if the property is sold, or the property’s appraised value, less ordinary disposition costs, if the property has not been sold by the time the loan matures. Prepayment of the loan is not permitted without our consent and the loan is not assumable. We determined at the time of the investment that Nantucket Acquisition LLC was a variable interest entity (“VIE”). Leasing activity at Sherburne Commons has been lower than originally anticipated and to preserve cash flow for operating requirements, the borrower suspended interest payments to us beginning in the first quarter of 2011. Consequently, we issued a notice of default to the borrower on June 30, 2011. As a result of these developments, we determined that we were the primary beneficiary of the VIE. Therefore, we began consolidating the operations of Nantucket Acquisition LLC as of June 30, 2011.

Prior to the third quarter of 2011, we operated in one reportable segment: Industrial. As of September 30, 2011, we operated in two reportable business segments for management and internal financial reporting purposes: Industrial and Senior Housing. These operating segments represent the segments for which separate financial information is available and for which operating results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our Senior Housing segment consisted solely of the operations of the Sherburne Commons property, a senior-living facility owned by Nantucket Acquisition LLC and a VIE that we consolidated on June 30, 2011 as a result of our becoming the primary beneficiary of the entity (see Note 7).

In October 2011, we reclassified the Sherburne Commons property as held for sale (see Note 13) and the results of its operations have been reported in discontinued operations. Therefore, as of and for the year ended December 31, 2011, we report our operations under one reportable segment: Industrial. Our Industrial segment consists of nine multi-tenant industrial properties offering a combination of warehouse and office space adaptable to a broad range of tenants and uses typically catering to local and regional businesses (see Note 14).

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Years Ended December 31,
	2011	2010	$ Change	% Change
Rental revenues, tenant reimbursements & other income	$4,304,000	$4,757,000	$(453,000)	(9.5%)
Property operating and maintenance	(1,635,000)	(1,650,000)	15,000	(0.9%)

Net operating income(1)	2,669,000	3,107,000	(438,000)	(14.1%)

Interest income from notes receivable	416,000	1,389,000	(973,000)	(70.1%)
General and administrative	(2,834,000)	(2,163,000)	(671,000)	31.0%
Asset management fees and expenses	(1,489,000)	(1,654,000)	165,000	(10.0%)
Real estate acquisition costs	—	(52,000)	52,000	(100.0%)
Depreciation and amortization	(1,839,000)	(2,139,000)	300,000	(14.0%)
Impairment of notes receivable	(1,442,000)	—	(1,442,000)	N/A
Impairment of real estate	(23,644,000)	(1,250,000)	(22,394,000)	1,791.5%
Interest expense, net	(1,727,000)	(1,153,000)	(574,000)	49.8%

Loss from continuing operations	(29,890,000)	(3,915,000)	(25,975,000)	663.5%
(Loss) income from discontinued operations	(24,163,000)	782,000	(24,945,000)	(3,189.9%)

Net loss	(54,053,000)	(3,133,000)	(50,920,000)	1,625.3%
Noncontrolling interests’ share in losses	1,995,000	2,000	1,993,000	99,650.0%

Net loss applicable to common shares	$(52,058,000)	$(3,131,000)	$(48,927,000)	1,562.7%

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI. See Note 14 for a summary table reconciling NOI from net loss.

Rental revenues, tenant reimbursements and other income decreased to approximately $4.3 million for the year ended December 31, 2011 from approximately $4.8 million for the year ended December 31, 2010. The decrease is due to lower average lease rental rates and longer lease-up periods for vacant units as a result of the current economic environment, partially offset by approximately $44,000 of revenue from the acquisition of the 1830 Santa Fe property in the third quarter of 2010.

Property operating and maintenance costs of $1.6 million were comparable for the years ended December 31, 2011 and December 31, 2010 primarily due to an increase in property taxes of $0.1 million offset by lower bad debt recovery and legal collection fees expense.

Interest income from notes receivable decreased to $0.4 million for the year ended December 31, 2011 from $1.4 million for the year ended December 31, 2010. The decrease is due to non-payment of interest on a note receivable from Servant Investments, LLC and the note receivable from related party from Nantucket Acquisition LLC.

General and administrative expense was $2.8 million for the year ended December 31, 2011 and $2.2 million for the year ended December 31, 2010, respectively. The increase was primarily due to increased legal fees, audit fees, professional fees, allocations, and insurance expense.

Asset management fees decreased to $1.5 million for the year ended December 31, 2011 from $1.7 million for the year ended December 31, 2010. The lower asset management fees are due to the sale of four properties in 2011 combined with a reduction in the annual asset management fee basis from 1.0% to 0.75% of the Average Invested Assets (as defined in the Advisory Agreement).

Real estate acquisition costs decreased to $0 for the year ended December 31, 2011 from $52,000 for the year ended December 31, 2010. Acquisition fees are external costs incurred to acquire an investment in real estate and/or incurred based on proceeds raised in our public offering. The decrease is a result of suspending our public offering in November 2010 and the acquisition costs of the 1830 Santa Fe property in the third quarter of 2010.

Depreciation and amortization decreased to approximately $1.8 million for the year ended December 31, 2011 from approximately $2.1 million for the year ended December 31, 2010, largely as a result of property impairments recorded during 2010 and in the second quarter of 2011.

Impairment of notes receivable increased to $1.4 million for the year ended December 31, 2011 from $0 for the year ended December 31, 2010. This increase is attributed to the Servant Healthcare Investments, LLC (“SHI”) note receivable that was determined to be impaired by approximately $1.7 million in the second quarter of 2011, partially offset by a $0.2 million write-up as a result of executing a settlement agreement with SHI and Servant Investments, LLC in the fourth quarter of 2011.

Impairment of real estate increased to $23.6 million for the year ended December 31, 2011 from $1.3 million for the year ended December 31, 2010 as a result of the continued negative impact of economic conditions on our real estate investments.

Interest expense increased to $1.7 million for the year ended December 31, 2011 from $1.2 million for the year ended December 31, 2010, due primarily to financing costs incurred as a result of amending and extending the HSH Nordbank credit agreement and the Wells Fargo Bank loan agreement during 2011, combined with higher interest rates on both facilities.

The (loss) income from discontinued operations represents the results of operations for properties sold or classified as held for sale in accordance with ASC 360-10, Property, Plant and Equipment. Additionally, all prior periods presented for these properties were reclassified to discontinued operations for presentation purposes. During 2011, we sold our 15172 Goldenwest Circle, Mack Deer Valley, Pinnacle Park Business Center, and 2111 South Industrial Park properties to third parties and classified our VIE as held for sale. Loss from discontinued operations was $24.2 million for the year ended December 31, 2011 compared to income from discontinued operations of $0.8 million for the year ended December 31, 2010. The net change is primarily due to $24.9 million of impairments offset by $0.7 million of income from discontinued operations for the year ended December 31, 2011 compared to $0.8 million of impairments offset by $1.6 million of income from discontinued operations for the year ended December 31, 2010. The decrease in income from discontinued operations is primarily due to lower occupancy, lower average lease rental rates and longer lease-up periods for vacant units as a result of the current economic environment.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Years Ended December 31,
	2010	2009	$ Change	% Change
Rental revenues, tenant reimbursements & other income	$4,757,000	$5,645,000	$(888,000)	(15.7%)
Property operating and maintenance	(1,650,000)	(2,330,000)	680,000	(29.2%)

Net operating income(1)	3,107,000	3,315,000	(208,000)	(6.3%)

Interest income from notes receivable	1,389,000	1,308,000	81,000	6.2%
General and administrative	(2,163,000)	(1,608,000)	(555,000)	34.5%
Asset management fees and expenses	(1,654,000)	(1,822,000)	168,000	(9.2%)
Real estate acquisition costs	(52,000)	(430,000)	378,000	(87.9%)
Depreciation and amortization	(2,139,000)	(2,468,000)	329,000	(13.3%)
Impairment of notes receivable	—	(4,626,000)	4,626,000	(100.0%)
Impairment of real estate	(1,250,000)	(2,360,000)	1,110,000	(47.0%)
Interest expense, net	(1,153,000)	(1,213,000)	60,000	(4.9%)

Loss from continuing operations	(3,915,000)	(9,904,000)	5,989,000	(60.5%)
Income from discontinued operations	782,000	1,793,000	(1,011,000)	(56.4%)

Net loss	(3,133,000)	(8,111,000)	4,978,000	(61.4%)
Noncontrolling interests’ share in losses	2,000	8,000	(6,000)	(75.0%)

Net loss applicable to common shares	$(3,131,000)	$(8,103,000)	$4,972,000	(61.4%)

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI. See Note 14 for a summary table reconciling NOI from net loss.

Rental revenues, tenant reimbursements and other income decreased to approximately $4.8 million for the year ended December 31, 2010 from approximately $5.6 million for the year ended December 31, 2009. The decrease is due to a lower overall occupancy rate of 66.6% for the year ended December 31, 2010 as compared to 70.8% for the year ended December 31, 2009, lower average lease rental rates and longer lease-up periods for vacant units as a result of the current economic environment, partially offset by approximately $44,000 of revenue from the acquisition of the 1830 Santa Fe property in the third quarter of 2010.

Property operating and maintenance costs decreased to approximately $1.7 million for the year ended December 31, 2010 from approximately $2.3 million for the year ended December 31, 2009. The decrease is primarily due to a decrease in bad debt expense and collection costs, largely due to settlements collected from former tenants, and a $0.1 million decrease in property taxes as a result of property tax appeals, partially offset by a $30,000 increase in costs associated with property tax appeals.

Interest income from notes receivable increased to $1.4 million for the year ended December 31, 2010 from $1.3 million for the year ended December 31, 2009. The increase was primarily attributed to advances made on both the Servant Healthcare Investments, LLC note receivable and the Nantucket Acquisition LLC note receivable during 2010 which resulted in higher average outstanding balances on the notes compared to 2009 and incremental interest income of $0.1 million and $0.6 million, on both notes respectively. Additionally, we received incremental interest income of $0.3 million during 2010 from the Servant Investments, LLC note receivable. The incremental interest income received was offset by the absence of $0.8 million of interest income from the Caruth Haven, L.P. note which was repaid in December 2009 and lower loan fee amortization of $0.1 million.

General and administrative expense increased to approximately $2.2 million for the year ended December 31, 2010 from approximately $1.6 million for the year ended December 31, 2009. The increase is primarily due to Advisor cost reimbursements associated with executive management, accounting and finance and investor relations services provided in 2010 and higher audit, tax, legal fees and other professional fees.

Asset management fees and expenses decreased to approximately $1.7 million for the year ended December 31, 2010 from approximately $1.8 million for the year ended December 31, 2009. The decrease is due to a one-time charge related to asset management expenses recorded in the fourth quarter of 2009.

Real estate acquisition costs decreased to less than $52,000 for the year ended December 31, 2010 from $0.4 million for the year ended December 31, 2009 largely as a result of lower acquisition fee reimbursements to the Advisor due to lower amounts of equity raised, offset by the acquisition costs associated with the purchase of the 1830 Santa Fe property.

Depreciation and amortization decreased to approximately $2.1 million for the year ended December 31, 2010 from approximately $2.5 million for the year ended December 31, 2009, largely as a result of property impairments recorded during 2009.

A note receivable impairment of approximately $4.6 million was recorded for the year ended December 31, 2009. There was no impairment required in 2010. The 2009 impairment was based on our evaluation of the collectability of the Servant Investments, LLC note receivable in the third quarter of 2009. Our evaluation of collectability involves judgment, estimates and a review of the underlying collateral and borrower’s business models and their future operations. Changes in the economic environment and market conditions have delayed the planned business initiatives of the borrower, and we concluded that collectability cannot be reasonably assured.

Impairment of real estate decreased to approximately $1.3 million for the year ended December 31, 2010 from $2.4 million for the year ended December 31, 2009. The impairment charges represent adjustments to reflect the decline in the market value of our real estate properties, based on current occupancy and rental rates.

Interest expense was comparable to the prior year.

Discontinued operations – In 2011, we sold Mack Deer Valley, Pinnacle Park Business Center, 2111 South Industrial Park and the 15172 Goldenwest Circle properties to third parties. Therefore, we classified these properties as held for sale in accordance with ASC 360-10, Property, Plant and Equipment. Their results of operations were reclassified to discontinued operations for all periods presented. For the year ended December 31, 2010, income from discontinued operations was $0.8 million compared to $1.8 million for the year ended December 31, 2009. The decrease was primarily due to overall lower occupancies at these properties and real estate impairments of $0.8 million in 2010.

Liquidity and Capital Resources

On November 23, 2010, our board of directors made a decision to stop making or accepting offers to purchase shares of our stock in our follow-on offering while evaluating strategic alternatives to maximize value and preserve the capital of our stockholders. During this time, we expect the primary sources of cash to be rental revenues, tenant reimbursements and interest income. In addition, we may receive sources of cash through the sale of additional properties. We expect our primary uses of cash to be for the repayment of principal on notes payable, payment of tenant improvements and leasing commissions, operating expenses, interest expense on outstanding indebtedness, advances to our VIE to fund operating shortfalls, and cash distributions. Operating expenses are expected to exceed operating revenues over the next twelve months. We plan to fund this operating shortfall from available cash and the net proceeds from property sales.

On January 6, 2006, we commenced an initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on June 1, 2009. On June 10, 2009, we commenced a follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale pursuant to a primary offering and 21,100,000 shares for sale pursuant to our dividend reinvestment plan. As of December 31, 2011, a total of approximately 20.9 million shares of our common stock had been sold in our combined offerings for aggregate gross proceeds of approximately $167.1 million. Our board of directors is currently evaluating strategic alternatives for our follow-on offering, but we do not expect our follow-on offering to be a material source of capital until such evaluation is completed.

As of December 31, 2011, we had approximately $17.4 million in cash and cash equivalents on hand.

Credit Facilities and Loan Agreements

As of December 31, 2011, we had total debt obligations of $21.1 million that mature in February 2012 and November 2014. Of this amount, $14.4 million was outstanding on a loan agreement with Wells Fargo Bank, National Association (“Wells Fargo Bank”).

In July 2011, we amended our credit facility with HSH Nordbank AG, New York Branch (“HSH Nordbank”) to extend the maturity date of the loan to December 16, 2011. As part of the amendment, HSH Nordbank eliminated principal payments scheduled to be made in the third quarter of 2011 and the requirement to maintain a minimum amount of cash and cash equivalents. This credit facility was repaid in its entirely on November 28, 2011 with proceeds from the sale of the Mack Deer Valley and Pinnacle Park Business Center properties (see Notes 11 and 13).

In August 2011, we amended our Wells Fargo Bank, National Association (“Wells Fargo Bank”) loan agreement to extend the maturity date to February 13, 2012. In connection with this amendment, the 2111 South Industrial Park property and Shoemaker Industrial Buildings were added to the loan collateral, and we made a principal payment of $0.5 million. The terms of the amended loan provide for two one-year extensions, subject to meeting certain loan-to-value and debt service coverage ratios and require monthly principal payments. Interest on the amended loan increased to 300 basis points over one-month LIBOR with a 150 basis point LIBOR floor.

In December 2011, in connection with the sale of the 2111 South Industrial Park property (see Note 13), we made a principal payment of approximately $0.9 million.

In February 2012, we amended our loan agreement with Wells Fargo Bank to extend the maturity date to February 13, 2014. In connection with this amendment, we made a principal payment of $7.5 million, reducing the outstanding principal amount of our obligations under the loan agreement from $14.3 million to $6.8 million as of February 13, 2012, and paid fees and expenses totaling approximately $65,000. The interest rate on the amended loan decreased from 300 basis points over one-month LIBOR to 200 basis points over one-month LIBOR, with the one-month LIBOR floor remaining fixed at 150 basis points. Any amounts repaid under the loan agreement may not be re-borrowed. All other terms of the loan agreement remain in full force and effect.

Short Term Liquidity Requirements

In addition to the capital requirements for recurring capital expenditures, tenant improvements and leasing commissions, we may have to incur expenditures for renovations of our properties, such as increasing the size of the properties by developing additional rentable square feet and/or making the space more appealing to potential industrial tenants.

We sold three properties in the fourth quarter of 2011 and currently have one property listed for sale to monetize our interest in our VIE, and we have amended our loan agreement with Wells Fargo Bank in February 2012. We continue to pursue options for repaying our debt obligations, including asset sales. We believe that our cash and cash equivalents totaling $17.4 million as of December 31, 2011 will allow us to meet our obligations during the twelve months ending December 31, 2012. We expect to fund our short-term liquidity requirements primarily from available cash and future net sales proceeds.

Distributions

Effective December 1, 2010, our board of directors resolved to reduce distributions on our common stock to a current annualized rate of $0.08 per share (1% based on a share price of $8.00), from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), in order to preserve capital that may be needed for capital improvements, debt repayment or other corporate purposes. Distributions at this rate were declared for the first and second quarters of 2011. In June 2011, the board decided, based on the financial position of the Company, to suspend the declaration of further distributions and to defer the payment of the second quarter 2011 distribution, which was paid in December 2011. No distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

Organization and offering costs

As of December 31, 2011, our Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.6 million, including approximately $0.1 million of organizational costs that was expensed and approximately $5.5 million of offering costs which reduced the net proceeds of our offerings. Of this amount, $4.4 million reduced the net proceeds of our initial public offering and $1.1 million reduced the net proceeds of our follow-on offering.

In no event will we have any obligation to reimburse the Advisor for these costs totaling in excess of 3.5% of the gross proceeds from our public offerings at the conclusion of the offerings. As of December 31, 2011, we had reimbursed our Advisor a total of $4.5 million in organizational and offering costs for our initial public offering and $1.1 million in organizational and offering costs for our follow-on offering.

At times during our offering stage, the amount of organization and offering costs that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor has agreed to reimburse us to the extent that our organization and offering costs exceed this 3.5% limitation at the conclusion of our offerings. In addition, the Advisor will pay all of our organization and offering costs that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our public offerings. On November 23, 2010, we stopped making and accepting offers to purchase shares of our stock while our board of directors evaluates strategic alternatives to maximize stockholder value.

We will not rely on advances from the Advisor to acquire properties, but the Advisor and its affiliates may loan funds to special purpose entities that may acquire properties on our behalf pending our raising sufficient proceeds from our public offerings to purchase the properties from the special purpose entity.

In recent years, financial markets have experienced unusual volatility and uncertainty and liquidity has tightened in all financial markets, including the debt and equity markets. Our ability to repay or refinance debt could be adversely affected by an inability to secure financing at reasonable terms, if at all.

Other than the financial market conditions discussed above and market conditions discussed under the caption “Market Outlook—Real Estate and Real Estate Finance Markets,” we are not aware of any material trends or uncertainties, favorable or unfavorable, affecting real estate generally, which we anticipate may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

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

Other Liquidity Needs

Property Acquisitions

Our ability to purchase properties in the next twelve months is dependent on our ability to raise additional equity capital or sell existing properties and our ability to obtain debt financing, if required. We expect to have expenditures for capital improvements, tenant improvements and leasing commissions in the next twelve months. However, those amounts cannot be estimated at this time and we cannot assure that we will have sufficient funds to make capital expenditures at all.

Debt Service Requirements

HSH Nordbank AG

We amended our credit agreement with HSH Nordbank AG, New York Branch (“HSH Nordbank”) in a series of amendments extending the credit facility maturity date from September 20, 2010 to December 16, 2011. As a part of these amendments, we made a principal reduction payment and paid extension fees.

The July 2011 amendment to this credit agreement extended the maturity date from September 30, 2011 to December 16, 2011 and increased the margin spread over LIBOR from a range of 350 to 375 basis points to a fixed 375 basis points from June 1, 2011 to September 30, 2011 and to 400 basis points from October 1, 2011 to the maturity date. Additionally, this amendment eliminated our requirement to make principal reduction payments of $0.3 million in July, August, and September 2011, respectively. In connection with this extension and the sale of the Goldenwest property (see Note 13), we made a principal payment of $7.8 million.

On November 28, 2011, this loan was repaid in its entirety with a portion of the proceeds from the sale of the Mack Deer Valley and Pinnacle Park Business Center properties. As of December 31, 2011 and 2010, the outstanding principal amount of our obligations under the credit agreement was $0 and $13.1 million, respectively. The weighted average interest rate as of December 31, 2010 was 2.11%.

Wells Fargo Bank, National Association

On November 13, 2007, we entered into a loan agreement with Wells Fargo Bank, successor-by-merger to Wachovia Bank, N.A., to facilitate the acquisition of properties during our offering period. The terms of the loan agreement provided for a borrowing amount of up to $22.4 million, which was reduced to $15.9 million as of November 30, 2009, at an interest rate of 140 basis points over one-month LIBOR, secured by specified real estate properties. The loan agreement had a maturity date of November 13, 2010, and provided for prepayment without penalty. Through a series of amendments executed through June 30, 2011, we extended the maturity date from November 13, 2010 to August 13, 2011.

On August 12, 2011, the loan agreement was amended to extend the maturity to February 13, 2012. In connection with this amendment, the 2111 South Industrial Park property and Shoemaker Industrial Buildings were added to the loan collateral, and we made a principal payment of $0.5 million. The terms of the amended loan provide for two one-year extensions, subject to meeting certain loan-to-value and debt service coverage ratios and require monthly principal payments. Interest on the amended loan increased to 300 basis points over one-month LIBOR with a 150 basis point LIBOR floor.

On December 22, 2011, in connection with the sale of the 2111 South Industrial Park property (see Note 13), we made a principal payment of approximately $0.9 million.

As of December 31, 2011 and December 31, 2010, we had net borrowings of approximately $14.4 million and $15.9 million under the loan agreement, respectively. The weighted average interest rate as of December 31, 2011 and December 31, 2010 was 2.54% and 1.66%, respectively. The loan agreement contains various reporting covenants, including providing periodic balance sheets, statements of income and expenses of borrower and each guarantor, statements of income and expenses and changes in financial position of each secured property and cash flow statements of borrower and each guarantor. As of December 31, 2011, we were in compliance with all financial covenants. On February 13, 2012, the loan agreement was amended to extend the maturity to February 13, 2014 (see Note 17).

Transamerica Life Insurance Company

In connection with our acquisition of Monroe North Commerce Center, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”). Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica secured mortgage loan. The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum. As of December 31, 2011 and 2010, we had an outstanding balance of $6.7 million and $6.9 million, respectively, under this loan agreement. This Loan Assumption Agreement contains various reporting covenants including an annual income statement, rent roll, operating budget and a narrative summary of leasing prospects for vacant spaces. As of December 31, 2011, we were in compliance with all reporting covenants. The monthly payment on this loan is approximately $50,370.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2011:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Notes payable (1)	$21,070,000	$14,606,000	$6,464,000	$—	$—
Interest expense related to long term debt (2)	$1,172,000	$466,000	$706,000	$—	$—
Below-market ground lease (3)(4)	$4,183,000	$—	$22,000	$46,000	$4,115,000

(1)	This represents the sum of loan agreements with Wells Fargo Bank and Transamerica Life Insurance Company.
(2)	Interest expense related to the loan agreement with Wells Fargo Bank, National Association is calculated based on the loan balance outstanding at December 31, 2011, one-month LIBOR at December 31, 2011, with a 150 basis point LIBOR floor, plus a margin of 300 basis points. Interest expense related to loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum.
(3)	The below-market ground lease relates to the Sherburne Commons property, a VIE for which we were deemed to be the primary beneficiary and began consolidating as of June 30, 2011. As of October 19, 2011, the Sherburne Commons property met the requirements for reclassification to real estate held for sale. Consequently, at December 31, 2011, the related assets and liabilities of the VIE are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale, respectively, on our consolidated balance sheets.
(4)	The below-market ground lease is a 50-year lease expiring in 2059 relating to land on which the Sherburne Commons senior-housing facility is located. The land is leased from the town of Nantucket, Massachusetts with lease payments totaling $1 per year for years one through four, one-half of one percent of operating revenues, as defined in the ground lease, for years five through seven, and one percent of operating revenues, as defined in the ground lease, thereafter.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Inflation

Although the real estate market has not been affected significantly by inflation in recent years due to the relatively low inflation rate, we expect that the majority of our tenant leases will include provisions that would protect us to some extent from the impact of inflation. Where possible, our leases will include provisions for rent escalations and partial reimbursement to us of expenses. Our ability to include provisions in the leases that protect us against inflation is subject to competitive conditions that vary from market to market.

Subsequent Event

On February 13, 2012, we amended our loan agreement with Wells Fargo Bank, extending the maturity date from February 13, 2012 to February 13, 2014. In connection with this amendment, we made a principal payment of $7.5 million, reducing the outstanding principal amount of our obligations under the loan agreement from $14.3 million to $6.8 million as of February 13, 2012, and paid fees and expenses totaling approximately $65,000. The interest rate on the amended loan decreased from 300 basis points over one-month LIBOR to 200 basis points over one-month LIBOR, with the one-month LIBOR floor remaining fixed at 150 basis points. Any amounts repaid under the loan agreement may not be re-borrowed. All other terms of the loan agreement remain in full force and effect.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to real estate purchase price allocation, evaluation of possible impairment of real property assets, revenue recognition and valuation of receivables, income taxes, notes receivable and uncertain tax positions. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. Our significant accounting policies are described in more detail in Note 3 to the consolidated financial statements.

Investments in Real Estate

Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, site improvements and intangible lease assets or liabilities, including in-place leases, above-market and below-market leases. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. Depreciation of our assets is being charged to expense on a straight-line basis over the assigned useful lives. We depreciate the fair value allocated to building and improvements over estimated useful lives ranging from 15 to 39 years.

In-place lease values are calculated based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.

Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease terms. The value of acquired above- and below-market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our consolidated statements of operations. Our policy is to consider any bargain periods in the calculation of fair value of below-market leases and to amortize below-market leases over the remaining non-cancelable lease term plus any bargain renewal periods in accordance with FASB ASC 840-20-20, as determined by the Company’s management at the time it acquires real property with an in-place lease. The renewal option rates for our acquired leases do not include any fixed-rate options and, instead, contain renewal options that are based on fair value terms at the time of renewal. Accordingly, no fixed-rate renewal options were included in the fair value of below-market leases acquired and the amortization period is based on the acquired non-cancelable lease term.

We amortize the value of in-place leases and above- and below-market leases over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the above- or below-market lease value will be charged to revenue. If a lease is terminated prior to its expiration, the unamortized portion of the tenant improvements, intangible lease assets or liabilities and the in-place lease value will be immediately charged to expense. Should a significant tenant terminate its lease, the unamortized portion of intangible assets or liabilities of above- and below-market leases will be charged to revenue.

Impairment of Real Estate Assets

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

The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails that test, the asset’s carrying value is compared to the estimated fair value from a market participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings.

In the second quarter of 2011, we reviewed the impairment indicators as described above. At that time, our board of directors began evaluating strategic alternatives to maximize shareholder value, and therefore, we believed that our properties could potentially have shorter holding periods than previously planned in past reporting periods when estimating whether the carrying value of the properties was recoverable. The use of shorter hold periods reduced our future (undiscounted) cash flows attributable to the properties. Consequently, we were required to adjust certain properties to their estimated fair values resulting in an impairment charge of $23.2 million, which is classified as impairment of real estate on our consolidated statement of operations for the year ended December 31, 2011. If our holding period or other assumptions change, additional properties could require additional testing and could result in additional impairment charges in future periods.

In the third quarter of 2011, we noted an increase in uncollected rent payments at the 1830 Santa Fe property. The corresponding reduction in our undiscounted cash flow forecasts caused us to fail the first step of our impairment test. Accordingly, we recorded an impairment of $0.4 million related to this property which is classified as impairment of real estate on our consolidated statement of operations for the year ended December 31, 2011.

We recorded no impairment charges in the fourth quarter of 2011 related to real-estate assets held and used.

The fair value of the properties was derived using an income approach primarily utilizing Level 3 inputs. This approach estimates fair value based on expected future cash flows and requires us to estimate, among other things, (1) future market rental income amounts subsequent to the expiration of current lease agreements, (2) property operating expenses, (3) risk-adjusted rate of return and capitalization rates, (4) the number of months it is expected to take to re-lease the property, and (5) the number of years the property is expected to be held for investment. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date. When available, current market information, such as comparative sales prices, was used to determine capitalization, discount, and rental growth rates. In cases where market information was not readily available, the inputs were based on our understanding of market conditions and the experience of our management team.

The following table illustrates, by property, the impairment charge recorded to impairment of real estate for the year ended December 31, 2011:

Property	Impairment Charge
20100 Western Avenue	$6,905,000
Carter Commerce Center	1,471,000
Goldenrod Commerce Center	3,403,000
Hanging Moss Commerce Center	2,544,000
Monroe North Commerce Center	4,530,000
Monroe South Commerce Center	4,366,000
1830 Santa Fe	425,000

$23,644,000

During 2010, we recorded impairment charges related to one investment in real estate totaling approximately $1.2 million, and one investment in real estate classified as held for sale totaling approximately $0.8 million. During 2009, we recorded an impairment charge related to one investment in real estate totaling approximately $2.4 million. The impairments were primarily driven by reduced estimates of net operating income, due to the impact of declines in the multi-tenant industrial real estate market and credit conditions of certain tenants, which when combined with increases in the capitalization rates assumptions, resulted in the decreases in values of such properties.

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

Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

As of December 31, 2011 and December 31, 2010, the fair value of notes receivable was $0.9 million and $3.9 million, compared to the carrying value of $0.9 million and $4.0 million, respectively. The fair value of notes receivable is estimated by discounting the expected cash flows at current market rates at which management believes similar loans would be made. During the second quarter of 2011, we determined the Servant Healthcare Investments, LLC note receivable was impaired, and therefore, adjusted its carrying value to estimated fair value based on our assessment of the borrower’s business prospects and future cash flows from operations. In December 2011, the Servant Investments, LLC and the Servant Healthcare Investments, LLC notes receivable were restructured to provide for the settlement of the notes in the amount of $2.5 million, $1.5 million of which was received from the borrower in December 2011. The remaining $1.0 million is payable pursuant to a promissory note of Servant Healthcare Investments, LLC which provides for interest at a fixed rate of 5.00% per annum. A principal payment of $0.7 million, plus any accrued and unpaid interest, is due on December 22, 2013 and the remaining balance of $0.3 million, plus any accrued and unpaid interest, is due on December 22, 2014. The note receivable was recorded at its present value of $0.9 million on our consolidated balance sheet as of December 31, 2011.

At December 31, 2010, the fair value of the note receivable from related party was $8.0 million, consistent with its carrying value, and was estimated using current rates at which management believes similar loans would be made with similar terms and maturities. On June 30, 2011, we consolidated the related party with which we entered this transaction as we determined that we were the primary beneficiary of the entity, a variable interest entity, as of that date (see Note 7).

The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of December 31, 2011 and December 31, 2010, the fair value of notes payable was $21.3 million and $35.9 million, compared to the carrying value of $21.1 million and $35.9 million, respectively. The carrying values noted above include notes payable classified on our consolidated balance sheets as liabilities associated with real estate held for sale totaling $0 and $9.3 million as of December 31, 2011 and December 31, 2010, respectively.

As a result of our ongoing analysis for potential impairment of our investments in real estate, including properties classified as held for sale, we were required to adjust the carrying value of certain assets to their estimated fair values as of December 31, 2011 (see Note 4).

The following table summarizes the assets measured at fair value on a nonrecurring basis as of the year ended December 31, 2011:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Net Losses for the Year Ended December 31, 2011
Investments in real estate	$42,816,000	$—	$—	$42,816,000	$(23,644,000)
Real estate held for sale	$—	$—	$—	$—	$(20,165,000)
Variable interest entity held for sale	$4,900,000	$—	$—	$4,900,000	$(4,765,000)

The following table summarizes the assets measured at fair value on a nonrecurring basis as of the year ended December 31, 2010:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Year Ended December 31, 2010
Investments in real estate	$1,074,000	$—	$—	$1,074,000	$(1,250,000)
Real estate held for sale	$1,139,000	$—	$—	$1,139,000	$(770,000)

The investments in real estate were deemed to be Level 3 assets as their fair value measurements rely primarily on our estimates of market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. We estimate the fair value of real estate using unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and at times engage an external real estate appraiser to assist us in our estimation of fair value.

The real estate assets held for sale that were measured at fair value and deemed to be Level 3 assets were valued based primarily on market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. We estimate the fair value of real estate using unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and at times engage an external real estate appraiser to assist us in our estimation of fair value.

The variable interest entity held for sale that was measured at fair value and deemed to be a Level 3 asset was valued based primarily on market-based inputs and our assumptions about leasing and use of the asset, as observable inputs were not available. We estimate the fair value of the variable interest entity using unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and at times engage an external real estate appraiser to assist us in our estimation of fair value.

At December 31, 2011 and December 31, 2010, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Revenue Recognition and Valuation of Receivables

Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease. Since our leases may provide for free rent, lease incentives or rental increases at specified intervals, we are required to straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. Accordingly, our management is required to determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. Management reviews unbilled rent receivable on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable.

Income Taxes

We have elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT, beginning with our taxable year ended December 31, 2006, and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT in subsequent tax years for federal income tax purposes. 100.0% of the distributions declared during 2011 and 2010, respectively, represented a return of capital for federal income tax purposes.

Variable Interest Entities

The Company analyzes its contractual and/or other interests to determine whether such interests constitute an interest in a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation (“ASC 810”), and, if so, whether the Company is the primary beneficiary. If the Company is determined to be the primary beneficiary of a VIE, it must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE (see Note 7).

Notes Receivable

In May 2008, we agreed to loan up to $10.0 million at a rate of 10% per year to two real estate operating companies, Servant Investments, LLC (“SI”) and Servant Healthcare Investments, LLC (“SHI” and collectively with SI, “Servant”). In May 2010, the loan commitments were reduced to $8.75 million. The loans were scheduled to mature on May 19, 2013. At the time the loan was negotiated, Servant was a party to an alliance with the managing member of our Advisor.

On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and the borrower’s business models and future prospects. During the years ended December 31, 2011, 2010, and 2009, we recorded impairment charges of $1.4 million, $0, and $4.6 million related to the notes receivable.

In December 2011, the notes receivable were restructured to provide for the settlement of the notes in the amount of $2.5 million, $1.5 million of which was received from the borrower in December 2011. The remaining $1.0 million is payable pursuant to a promissory note of SHI which provides for interest at a fixed rate of 5.00% per annum. A principal payment of $0.7 million, plus any accrued and unpaid interest, is due on December 22, 2013 and the remaining balance of $0.3 million, plus any accrued and unpaid interest, is due on December 22, 2014. The note receivable was recorded at its present value of $0.9 million on our consolidated balance sheet as of December 31, 2011 (see Note 5).

The following table reconciles notes receivable from January 1, 2009 to December 31, 2011:

	2011	2010	2009
Balance at January 1,	$4,000,000	$2,875,000	$3,875,000
Additions:
Additions to notes receivable	—	1,125,000	3,626,000
Write-up of note receivable due to settlement agreement	208,000	—	—
Deductions:
Note receivable repayments (1)	(1,650,000)	—	—
Notes receivable impairments	(1,650,000)	—	(4,626,000)

Balance at December 31,	$908,000	$4,000,000	$2,875,000

(1)	Includes a $0.2 million principal repayment made by SHI in the second quarter of 2011.

Notes Receivable from Related Parties

On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that was a wholly-owned subsidiary of Cornerstone Healthcare Plus REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor. The loan was to mature on January 21, 2010 subject to the borrower’s right to repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty. On December 16, 2009, Caruth Haven L.P. repaid the full loan amount.

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

On a quarterly basis, we evaluate the collectability of our notes receivable from related parties. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows. For the years ended December 31, 2011, 2010, and 2009, we did not record any impairment on the note receivable from related party.

Leasing activity at Sherburne Commons has been lower than originally anticipated and to preserve cash flow for operating requirements, the borrower suspended interest payments to us beginning in the first quarter of 2011. Consequently, we began recognizing interest income on a cash basis commencing in the first quarter of 2011. For the years ended December 31, 2011, 2010, and 2009, interest income recognized on the note was $55,000, $628,000, and $31,000, respectively.

In the second quarter of 2011, the loan balance was increased by $0.3 million to provide funds to meet Sherburne Commons’ operating shortfalls. In the fourth quarter of 2011, we provided an additional $0.2 million in funding. As of October 2011, we reclassified the property as held for sale.

Nantucket Acquisition is considered a variable interest entity because the equity owners of Nantucket Acquisition do not have sufficient equity at risk, and our mortgage loan commitment was determined to be a variable interest. Due to the suspension of interest payments by the borrower, we issued a notice of default to the borrower on June 30, 2011 and determined that we are the primary beneficiary of the VIE due to our enhanced ability to direct the activities of the VIE. The primary beneficiary of a VIE is required to consolidate the operations of the VIE. Consequently, we began consolidating the operations of the VIE as of June 30, 2011 and, accordingly, eliminated the note receivable from related party balance in consolidation (see Note 7).

The following table reconciles notes receivable from related parties from January 1, 2009 to December 31, 2011:

	2011	2010	2009
Balance at January 1,	$8,000,000	$6,911,000	$—
Addition:
Additions to notes receivable from related parties	548,000	1,089,000	20,911,000
Deductions:
Repayments of note receivable from related parties	—	—	(14,000,000)
Elimination of balance in consolidation of VIE	(8,548,000)	—	—

Balance at December 31,	$—	$8,000,000	$6,911,000

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

Please refer to Note 3 of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts which, by its nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk related to our loan agreement.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed-rate debt or fixed-rate notes receivable unless such instruments mature or are otherwise terminated and/or need to be refinanced. However, interest rate changes will affect the fair value of our fixed-rate instruments. Conversely, changes in interest rates on variable-rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.

As of December 31, 2011, we had borrowed approximately $14.4 million under our variable-rate loan agreement. An increase in the variable interest rate on the loan agreement constitutes a market risk as a change in rates would increase or decrease interest expense incurred and therefore cash flows available for distribution to shareholders. Based on the debt outstanding as of December 31, 2011, a one percent (1%) change in interest rates related to the variable-rate debt would result in a change in interest expense of approximately $144,000 per year, or approximately $0.01 per common share on a basic and diluted basis.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the creditworthiness of tenants. All of these factors may also affect our ability to refinance our debt, if necessary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 29, 2012.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 29, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 29, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 29, 2012.

REPORT OF THE INDEPENDENT DIRECTORS COMMITTEE

Review of our Investment Objectives

The Independent Directors Committee has reviewed our investment objectives and determined that they are in the best interest of our stockholders. Our investment objectives have been to: (i) preserve stockholder capital by owning and operating real estate on an all-cash basis with no permanent financing; (ii) purchase investment-grade properties with the potential for capital appreciation to our stockholders; (iii) purchase income-producing properties which will allow us to pay cash distributions to our stockholders at least quarterly, if not more frequently; and (iv) provide liquidity to our stockholders within the shortest reasonable time necessary to accomplish the above objectives.

Our board of directors is considering diversifying our investment objectives to include healthcare-related and other asset types as well as industrial properties. In connection with such acquisitions, the board of directors may consider acquiring assets with long-term financing in order to leverage the capital available to us and increase our assets under management to enable better diversification.

Review of our Policies

The Independent Directors Committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.

Offering Policy. We initiated our initial public offering on September 20, 2005, pursuant to which we offered 44.4 million shares of common stock in our primary offering at $8.00 per share. We also offered 11.0 million shares of our common stock under our distribution reinvestment plan at $7.60 per share. We stopped making offers under our initial public offering on June 1, 2009. We raised gross offering proceeds of approximately $163.7 million from the sale of approximately 20.5 million shares in our initial public offering other than shares under the distribution reinvestment plan.

We began accepting subscriptions in our current follow-on public offering on June 10, 2009, pursuant to which we are offering up to 56,250,000 shares of common stock at $8.00 per share in a primary offering. We are also offering up to 21,100,000 shares of common stock under our dividend reinvestment plan at a purchase price equal to the higher of $7.60 per share or 95% of the fair market value of a share of our common stock. Effective November 23, 2010, our board of directors determined to discontinue making or accepting offers to purchase shares of stock in our follow-on offering while the board evaluates strategic alternatives to maximize stockholder value. As of December 31, 2011, we had raised approximately $3.4 million of gross proceeds from the sale of approximately 0.4 million shares of our common stock in our secondary offering, other than shares under the distribution reinvestment plan. Given our current strategic focus on operational efficiency and reducing overall advisory fees and expenses, and the significant near-term costs that would be associated with organization and offering activities related to re-launching our follow-on offering, we currently believe that it is in the best interests of the Company for the follow-on offering to remain suspended at present.

Acquisition and Investment Policies. We have historically focused on acquiring investment-grade real estate including multi-tenant industrial properties that are: (i) owned and operated on an all-cash basis with no permanent financing; (ii) high-quality, existing, and currently producing income; (iii) leased to a diversified tenant base; and (iii) leased with overall shorter-term operating type leases, allowing for annual rental increases and greater potential for capital growth. We seek potential property acquisitions meeting the above criteria that are located in major metropolitan markets throughout the United States. In addition, we may be seeking to acquire healthcare-related assets that are: (i) operated by high-quality and experienced operators; (ii) high-quality, existing, and currently producing income; and (iii) owned with limited, long-term leverage. While we have historically invested principally in multi-tenant industrial properties, we have the ability to invest in any type of real estate investment that we believe to be in the best interests of our stockholders, including other real estate funds or REITs, mortgage funds, mortgage loans and sale leasebacks. We do not currently believe that a significant change to our current acquisition and investment policies would be in the best interests of our stockholders.

Borrowing Policies. We have historically been an all-cash REIT owning and operating our properties with no permanent indebtedness. Being an all-cash REIT mitigates the risks associated with mortgage debt, including the risk of default on the mortgage payments and resulting foreclosure of a particular property. With the objective of increasing income, we may consider future acquisitions featuring long-term debt financing to increase the amount of capital available to us and to achieve greater property diversification than is currently possible with an all-cash strategy. We may incur indebtedness for working capital requirements, tenant improvements, capital improvements, and leasing commissions and to make distributions, including but not limited to those necessary in order to maintain our qualification as a REIT for federal income tax purposes. We will endeavor to borrow funds on an unsecured basis but we may secure indebtedness with some or all of our properties if a majority of our independent directors determine that it is in the best interests of the Company and our stockholders. We may also acquire properties encumbered with existing financing which cannot be immediately repaid. We may invest in joint venture entities that borrow funds or issue senior equity securities to acquire properties, in which case our equity interest in the joint venture would be junior to the rights of the lender or preferred stockholders. In some cases, our advisor may control the joint venture. Our charter limits our borrowings to the equivalent of 75% of our cost, before deducting depreciation or other non-cash reserves, of all our assets unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report with an explanation from our independent directors of the justification for the excess borrowing. We did not exceed our charter limitation on borrowing during any quarter of 2011. We believe our current borrowing policies are in the best interests of our stockholders because they offer a higher level of safety and stability for our stockholders than would more aggressive borrowing policies.

Disposition Policy. Our goal in selling properties is to achieve maximum capital appreciation, although we cannot guarantee that this objective will be realized. Our general policy is to sell our properties for all cash. When we sell a property, we may, under limited circumstances, lend the purchaser a portion of the purchase price, provided that the aggregate amount of all mortgage loans outstanding on the property, including the loan we may make to the purchaser, may not exceed 85% of the appraised value of the property as determined by an independent appraiser, unless substantial justification exists. Our disposition policy provides us with the flexibility to time and structure property sales in a manner that optimizes our investment return. For this reason, we believe the current disposition policy is in the best interests of our stockholders.

Policy Regarding Working Capital Reserves. We do not intend to set aside offering proceeds for working capital purposes. Setting aside funds for this purpose would decrease the amount we can invest in real estate and hence reduce our opportunities to earn current income. We believe that proceeds from short-term borrowings and our cash flow from operations will be sufficient to meet our needs for working capital.

Policy Regarding Operating Expenses. Pursuant to provisions contained in our charter and in our amended and restated advisory agreement with our advisor, our board of directors has the ongoing responsibility of limiting our total operating expenses for the trailing four consecutive quarters to amounts that do not exceed the greater of 2% of our average invested assets or 25% of our net income, calculated in the manner set forth in our charter, unless a majority of the directors (including a majority of the independent directors) has made a finding that, based on unusual and non-recurring factors that they deem sufficient, a higher level of expenses is justified (the “2%/25% Test”). In the event that a majority of the directors (including a majority of the independent directors) does not determine that such excess expenses are justified, our advisor must reimburse to us the amount of the excess expenses paid or incurred (the “Excess Amount”).

As previously disclosed, for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011, our board of directors conditioned its findings that Excess Amounts for such periods were justified upon the advisor agreeing to carry over such Excess Amounts and include them in total operating expenses in subsequent periods for purposes of the 2%/25% Test, with any waiver of such amounts being dependent on our advisor’s satisfactory progress with respect to executing a strategic alternative to be chosen by the independent directors. Accordingly, for the six-fiscal-quarter period ended September 30, 2011, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $6.1 million and incurred an Excess Amount of approximately $1.7 million during the six quarters ended September 30, 2011, which has been carried over and included in the total operating expenses for the seven-fiscal-quarter period ended December 31, 2011 for purposes of the 2%/25% Test.

For the seven-fiscal-quarter period ended December 31, 2011, our total operating expenses again exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $7.1 million and incurred an Excess Amount of approximately $4.3 million during the seven quarters ended December 31, 2011. Our board of directors (including a majority of our independent directors) has determined that this Excess Amount is justified as unusual because of our small size (for a public reporting company) and non-recurring because of (i) the advisor’s current progress toward developing strategic alternatives for consideration by the independent directors, and (ii) the independent directors committee’s continuing progress towards negotiating reductions in ongoing fees and expenses payable to the advisor pursuant to the amended and restated advisory agreement. However, notwithstanding such justification, and as a condition to such justification, the advisor has again agreed that the Excess Amount for the seven-fiscal-quarter period ended December 31, 2011 shall be carried over and included in total operating expenses in subsequent periods, with any waiver dependent on our advisor’s satisfactory progress with respect to executing a strategic alternative to be chosen by the independent directors.

Liquidation or Listing Policy. We believe it is in the best interest of our stockholders not to list our common shares on a national exchange at this time. First, we believe it is more cost effective to remain unlisted and utilize our external advisor at the present time than it would be to internalize all the resources necessary to operate a listed company. Second, our shares are offered as a long-term investment. We believe that the ability to provide our stockholders with liquidity in the near-term is outweighed by the long-term benefits of completing the current offering and gradually repositioning the portfolio into higher income-producing properties. In making the decision of whether to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for stockholders.

Policy regarding Transactions with Affiliates. Our charter requires our Independent Directors Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that is not covered by our advisory agreement with our advisor, a majority of the Independent Directors Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Furthermore, our Independent Directors Committee must review at least annually our fees and expenses to determine that the expenses incurred are reasonable in light of our investment performance, our net asset value, our net income and the fees and expenses of other comparable unaffiliated REITs. In addition, our Code of Business Conduct and Ethics sets forth examples of types of transactions with related parties that would create conflicts of interest between the interests of our stockholders and the private interests of the parties involved in such transactions. Our directors and officers are required to take all reasonable action to avoid such conflicts of interest or the appearance of conflicts of interest. If a conflict of interest becomes unavoidable, our directors and officers are required to report the conflict to a designated ethics contact, which, depending on the circumstances of the transaction, would be either our chief executive officer, chief financial officer, or the chairman of our audit committee. The appropriate ethics contact is then responsible for working with the reporting director or officer to monitor and resolve the conflict of interest in accordance with our Code of Business Conduct and Ethics.

Certain Transactions with Related Persons

The Independent Directors Committee has reviewed the material transactions between our affiliates and us since the beginning of 2011, all of which were approved in advance in accordance with our policy described above, and the terms of which will be disclosed in the Proxy Statement relating to our 2012 Annual Meeting of Stockholders under the heading “Certain Transactions with Related Persons.” Based upon our review of these transactions and of the fees paid to affiliates of the Company since the beginning of 2011, we believe that all of the transactions have been fair and reasonable to the Company and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

March 22, 2012	The Independent Directors Committee of the Board of Directors
Daniel Johnson (Chairman), Paul Danchik and Jody Fouch

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 29, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Schedule III — Real Estate and Accumulated Depreciation

(3) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cornerstone Core Properties REIT, Inc.

We have audited the accompanying consolidated balance sheets of Cornerstone Core Properties REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2011. Our audit also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cornerstone Core Properties REIT, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 30, 2012

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS

Cash and cash equivalents	$17,388,000	$2,014,000
Investments in real estate:
Land	11,733,000	18,073,000
Buildings and improvements, net	33,330,000	51,921,000
Intangible lease assets, net	83,000	179,000

Net real estate	45,146,000	70,173,000

Notes receivable, net	908,000	4,000,000
Note receivable from related party	—	8,000,000
Deferred costs and deposits	27,000	32,000
Deferred financing costs, net	91,000	271,000
Tenant and other receivables, net	567,000	445,000
Other assets, net	625,000	550,000

Real estate held for sale, net	—	53,088,000
Non-real estate assets associated with real estate held for sale	—	424,000
Assets of variable interest entity held for sale	5,372,000	—

Total assets	$70,124,000	$138,997,000

LIABILITIES AND EQUITY

Notes payable	$21,070,000	$26,604,000
Accounts payable and accrued liabilities	785,000	646,000
Payable to related parties	20,000	—
Prepaid rent, security deposits and deferred revenue	460,000	661,000
Intangible lease liabilities, net	44,000	89,000
Distributions payable	—	157,000
Liabilities associated with real estate held for sale	—	9,870,000
Liabilities of variable interest entity held for sale	2,119,000	—

Total liabilities	24,498,000	38,027,000

Commitments and contingencies (Note 12)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,028,285 and 23,074,381 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	23,000	23,000
Additional paid-in capital	116,238,000	117,520,000
Accumulated deficit	(68,748,000)	(16,690,000)

Total stockholders’ equity	47,513,000	100,853,000

Noncontrolling interests	(1,887,000)	117,000

Total equity	45,626,000	100,970,000

Total liabilities and equity	$70,124,000	$138,997,000

See accompanying Notes to Consolidated Financial Statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011, 2010 and 2009

	Year ended December 31,
	2011	2010	2009
Revenues:
Rental revenues	$3,436,000	$3,851,000	$4,448,000
Tenant reimbursements and other income	868,000	906,000	1,197,000
Interest income from notes receivable	416,000	1,389,000	1,308,000

	4,720,000	6,146,000	6,953,000
Expenses:
Property operating and maintenance	1,635,000	1,650,000	2,330,000
General and administrative	2,834,000	2,163,000	1,608,000
Asset management fees and expenses	1,489,000	1,654,000	1,822,000
Real estate acquisition costs	—	52,000	430,000
Depreciation and amortization	1,839,000	2,139,000	2,468,000
Impairment of notes receivable	1,442,000	—	4,626,000
Impairment of real estate	23,644,000	1,250,000	2,360,000

	32,883,000	8,908,000	15,644,000

Operating loss	(28,163,000)	(2,762,000)	(8,691,000)

Interest income	—	4,000	8,000
Interest expense	(1,727,000)	(1,157,000)	(1,221,000)

Loss from continuing operations	(29,890,000)	(3,915,000)	(9,904,000)

Discontinued operations:
Income before impairments and gain on sales of real estate, net	721,000	1,552,000	1,793,000
Impairment of real estate sold and asset held for sale	(24,930,000)	(770,000)	—
Gain on sales of real estate, net	46,000	—	—

(Loss) income from discontinued operations	(24,163,000)	782,000	1,793,000

Net loss	(54,053,000)	(3,133,000)	(8,111,000)
Noncontrolling interests’ share in losses	1,995,000	2,000	8,000

Net loss applicable to common shares	$(52,058,000)	$(3,131,000)	$(8,103,000)

Basic and diluted (losses) earnings per common share:
Continuing operations	$(1.30)	$(0.17)	$(0.45)
Discontinued operations	(0.96)	0.03	0.08

Net loss applicable to common shares	$(2.26)	$(0.14)	$(0.37)

Weighted average shares used to calculate basic and diluted (losses) earnings per common share	23,031,830	22,921,142	21,806,219
Distributions declared per common share	$0.04	$0.45	$0.48

See accompanying Notes to Consolidated Financial Statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total
BALANCE — January 1, 2009	20,570,120	$21,000	$121,768,000	$(5,456,000)	$116,333,000	$151,000	$116,484,000

Issuance of common stock	3,121,623	3,000	24,650,000	—	24,653,000	—	24,653,000
Redeemed shares	(577,542)	—	(4,413,000)	—	(4,413,000)	—	(4,413,000)
Offering costs	—	—	(2,802,000)	—	(2,802,000)	—	(2,802,000)
Distributions declared	—	—	(10,644,000)	—	(10,644,000)	(12,000)	(10,656,000)
Net loss	—	—	—	(8,103,000)	(8,103,000)	(8,000)	(8,111,000)

BALANCE — December 31, 2009	23,114,201	$24,000	$128,559,000	$(13,559,000)	$115,024,000	$131,000	$115,155,000

Issuance of common stock	855,094	1,000	6,542,000	—	6,543,000	—	6,543,000
Redeemed shares	(894,914)	(2,000)	(6,872,000)	—	(6,874,000)	—	(6,874,000)
Offering costs	—	—	(498,000)	—	(498,000)	—	(498,000)
Distributions declared	—	—	(10,211,000)	—	(10,211,000)	(12,000)	(10,223,000)
Net loss	—	—	—	(3,131,000)	(3,131,000)	(2,000)	(3,133,000)

BALANCE — December 31, 2010	23,074,381	$23,000	$117,520,000	$(16,690,000)	$100,853,000	$117,000	$100,970,000

Issuance of common stock	—	—	—	—	—	—	—
Redeemed shares	(46,096)	—	(369,000)	—	(369,000)	—	(369,000)
Offering costs	—	—	—	—	—	—	—
Distributions declared	—	—	(913,000)	—	(913,000)	(9,000)	(922,000)
Net loss	—	—	—	(52,058,000)	(52,058,000)	(1,995,000)	(54,053,000)

BALANCE — December 31, 2011	23,028,285	$23,000	$116,238,000	$(68,748,000)	$47,513,000	$(1,887,000)	$45,626,000

See accompanying Notes to Consolidated Financial Statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(54,053,000)	$(3,133,000)	$(8,111,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	777,000	335,000	236,000
Depreciation and amortization	2,425,000	3,406,000	3,641,000
Straight line rents and amortization of acquired (below-) above-market lease intangibles, net	(188,000)	79,000	(27,000)

Impairment of notes receivable	1,442,000	—	4,626,000
Impairment of real estate	48,574,000	2,020,000	2,360,000
Gain on sales of real estate, net	(46,000)	—	—
Provision for bad debt	(15,000)	10,000	409,000
Change in operating assets and liabilities:
Tenant and other receivables	(9,000)	66,000	(406,000)
Other assets	(175,000)	(227,000)	(165,000)
Accounts payable and accrued liabilities	17,000	168,000	15,000
Payable to related parties, net	5,000	(345,000)	351,000
Prepaid rent, security deposits and deferred revenue	(423,000)	(77,000)	(41,000)

Net cash (used in) provided by operating activities	(1,669,000)	2,302,000	2,888,000

Cash flows from investing activities:
Real estate acquisitions	—	(1,315,000)	—
Real estate improvements	(572,000)	(211,000)	(171,000)
Acquired cash of VIE	236,000	—	—
Proceeds from sales of real estate, net	33,010,000	—	—
Notes receivable proceeds (disbursements)	1,650,000	(1,125,000)	(3,626,000)
Notes receivable disbursements to related parties (see Note 6)	(318,000)	(1,089,000)	(20,911,000)
Notes receivable proceeds from related parties (see Note 6)	—	—	14,000,000

Net cash provided by (used in) investing activities	34,006,000	(3,740,000)	(10,708,000)

Cash flows from financing activities:
Issuance of common stock	—	1,136,000	18,596,000
Redeemed shares	(369,000)	(6,874,000)	(4,413,000)
Repayment of notes payable	(14,804,000)	(3,010,000)	(6,742,000)
Offering costs	(18,000)	(491,000)	(2,544,000)
Distributions paid to stockholders	(1,070,000)	(5,587,000)	(4,474,000)
Distributions paid to noncontrolling interests	(9,000)	(12,000)	(12,000)
Deferred financing costs	(598,000)	(383,000)	(199,000)

Net cash (used in) provided by financing activities	(16,868,000)	(15,221,000)	212,000

Net increase (decrease) in cash and cash equivalents	15,469,000	(16,659,000)	(7,608,000)
Cash and cash equivalents — beginning of period	2,014,000	18,673,000	26,281,000

Cash and cash equivalents — end of period (including cash of VIE)	$17,483,000	$2,014,000	$18,673,000

Cash and cash equivalents of VIE – end of period (see Note 13)	95,000	—	—

Cash and cash equivalents — end of period	$17,388,000	$2,014,000	$18,673,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,070,000	$991,000	$1,199,000

Supplemental disclosure of non-cash financing and investing activities:
Accrual for distribution declared	$—	$157,000	$941,000
Prepaid property taxes	$20,000	$—	$—
Deferred loan origination fees	$—	$49,000	$—
Accrued real estate improvements	$—	$9,000	$—
Distributions reinvested	$—	$5,407,000	$6,057,000
Payable to related party, net	$—	$7,000	$1,000
Loan origination fee receivable	$—	$—	$80,000
Elimination of note receivable from related party through consolidation of variable interest entity (See Note 7)
Assets acquired	$10,069,000	$—	$—
Liabilities assumed	$1,806,000	$—	$—
Elimination of note receivable	$8,263,000	$—	$—

See accompanying Notes to Consolidated Financial Statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

1. Organization

Cornerstone Core Properties REIT, Inc., a Maryland Corporation, was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Cornerstone Core Properties REIT, Inc. and its consolidated subsidiaries except where the context otherwise requires. Subject to certain restrictions and limitations, our business is managed pursuant to an advisory agreement (the “Advisory Agreement”) by an affiliate, Cornerstone Realty Advisors, LLC (the “Advisor”), a Delaware limited liability company that was formed on November 30, 2004.

Cornerstone Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership, was formed on November 30, 2004. At December 31, 2011, we owned a 99.88% general partner interest in the Operating Partnership while the Advisor owned a 0.12% limited partnership interest. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. These financial statements include consolidation of a variable interest entity (see Note 7). All intercompany accounts and transactions have been eliminated in consolidation.

2. Public Offerings

On January 6, 2006, we commenced a public offering of a minimum of 125,000 shares and a maximum of 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale to the public (the “Primary Offering”) and 11,000,000 shares for sale pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on June 1, 2009 upon raising gross offering proceeds of approximately $172.7 million from the sale of approximately 21.7 million shares, including shares sold under the distribution reinvestment plan. On June 10, 2009, the U.S. Securities and Exchange Commission (the “SEC”) declared our follow-on offering effective and we commenced a follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale to the public (the “Follow-On Offering”) and 21,100,000 shares for sale pursuant to our dividend reinvestment plan. The Primary Offering and Follow-On Offering are collectively referred to as the “Offerings.” We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of our Advisor, to serve as the dealer manager for the Offerings. PCC is responsible for marketing our shares being offered pursuant to the Offerings.

On November 23, 2010, we informed our investors of several decisions made by the board of directors for the health of our REIT.

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

Distributions. Effective December 1, 2010, our board of directors resolved to reduce distributions on our common stock to a current annualized rate of $0.08 per share (1% based on a share price of $8.00), from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), in order to preserve capital that may be needed for capital improvements, debt repayment or other corporate purposes. Distributions at this rate were declared for the first and second quarters of 2011. In June 2011, the board decided, based on the financial position of the Company, to suspend the declaration of further distributions and to defer the payment of the second quarter 2011 distribution, which was paid in December 2011. No distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

Stock Repurchase Program. After careful consideration of the proceeds that will be available from our distribution reinvestment plan in 2010, and an assessment of our expected capital expenditures, tenant improvement costs and other costs and obligations related to our investments, our board of directors concluded that we will not have sufficient funds available to us to prudently fund any redemptions during 2011. Accordingly, our board of directors approved an amendment to our stock repurchase program to suspend redemptions under the program, effective December 31, 2010. We can make no assurances as to when and on what terms redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time based in part on our cash and debt position.

We used the net proceeds from our Primary Offering to invest primarily in multi-tenant industrial real estate located in major metropolitan markets in the United States. If we resume our Follow-On Offering, we intend to use the net proceeds from our Follow-On Offering to acquire additional real estate investments and pay down temporary acquisition financing on our existing assets.

As of December 31, 2011, we had raised $167.1 million of gross proceeds from the sale of 20.9 million shares of our common stock in our Primary Offering and Follow-On Offering and had acquired thirteen properties, four of which were sold during 2011. Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease. Our growth depends, in part, on our ability to increase rental income and other earned income from leases by increasing rental rates and occupancy levels and control operating and other expenses. Our operations are impacted by property-specific, market-specific, general economic and other conditions.

Our board of directors continues to evaluate and implement strategic alternatives to reposition the company and preserve and increase shareholders’ value. Specifically, we sold the Goldenwest property in June 2011 for gross proceeds of $9.4 million and made a principal payment of $7.8 million on the HSH Nordbank credit facility. Additionally, we sold the Mack Deer Valley and Pinnacle Park Business Center properties in November 2011 for gross proceeds of approximately $23.9 million. The proceeds were used, in part, to pay down the remaining balance of the HSH Nordbank credit facility. In December 2011, we sold the 2111 South Industrial Park property for gross proceeds of $0.9 million. The proceeds were used to pay down the Wells Fargo Bank, National Association loan. Furthermore, in February 2012, we amended our loan agreement with Wells Fargo Bank, National Association. The amendment, executed upon our making a $7.5 million principal payment, extended the maturity date of the loan from February 13, 2012 to February 13, 2014 and reduced the interest rate from 300 basis points over one-month LIBOR to 200 basis points over one-month LIBOR, with the LIBOR floor remaining fixed at 150 basis points. We are continuing to pursue options for repaying our debt, including asset sales.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and Nantucket Acquisition LLC, a variable interest entity (see Note 7). All intercompany accounts and transactions have been eliminated in consolidation.

The Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 810-10, “Consolidation,” which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. Before concluding that it is appropriate to apply the voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. We evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate.

Use of Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on various assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Investments in Real Estate

In December 2007, the FASB issued ASC 805-10, “Business Combinations.” ASC 805-10 requires the acquirer in a business combination to measure, at fair value, the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions. In addition, this standard requires acquisition costs to be expensed as incurred. The standard became effective for fiscal years beginning after December 15, 2008, and was to be applied prospectively, with earlier adoption prohibited. We adopted this standard on January 1, 2009 and have expensed acquisition costs accordingly.

We allocate the purchase price of our properties in accordance with ASC 805-10. Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, site improvements and intangible lease assets or liabilities, including in-place leases, above-market and below-market leases. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. Depreciation of our assets is being charged to expense on a straight-line basis over the assigned useful lives. We depreciate the fair value allocated to building and improvements over estimated useful lives ranging from 15 to 39 years.

In-place lease values are calculated based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.

Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease terms. The value of acquired above- and below-market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our consolidated statements of operations. Our policy is to consider any bargain periods in the calculation of fair value of below-market leases and to amortize below-market leases over the remaining non-cancelable lease term plus any bargain renewal periods in accordance with FASB ASC 840-20-20, as determined by the Company’s management at the time it acquires real property with an in-place lease. The renewal option rates for our acquired leases do not include any fixed-rate options and, instead, contain renewal options that are based on fair value terms at the time of renewal. Accordingly, no fixed-rate renewal options were included in the fair value of below-market leases acquired and the amortization period is based on the acquired non-cancelable lease term.

We amortize the value of in-place leases and above- and below-market leases over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the above- or below-market lease value will be charged to revenue. If a lease is terminated prior to its expiration, the unamortized portion of the tenant improvements, intangible lease assets or liabilities and the in-place lease value will be immediately charged to expense. Should a significant tenant terminate its lease, the unamortized portion of intangible assets or liabilities of above- and below-market leases will be charged to revenue.

Depreciation of Real Property Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. Depreciation of our assets is charged to expense on a straight-line basis over the assigned useful lives.

Fair Value Measurements

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

Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

As of December 31, 2011 and December 31, 2010, the fair value of notes receivable was $0.9 million and $3.9 million, compared to the carrying value of $0.9 million and $4.0 million, respectively. The fair value of notes receivable is estimated by discounted the expected cash flows at current market rates at which management believes similar loans would be made. During the second quarter of 2011, we determined the Servant Healthcare Investments, LLC note receivable was impaired, and therefore, adjusted its carrying value to estimated fair value based on our assessment of the borrower’s business prospects and future cash flows from operations. In the fourth quarter of 2011, we agreed to restructure the obligations outstanding pursuant to the Servant Investments, LLC and the Servant Healthcare Investments, LLC notes receivable by executing a settlement, and consequently increased the value of the notes receivable accordingly (See Note 5).

At December 31, 2010, the fair value of the note receivable from related party was $8.0 million, consistent with its carrying value, and was estimated using current rates at which management believes similar loans would be made with similar terms and maturities. On June 30, 2011, we consolidated the related party with which we entered this transaction as we determined that we were the primary beneficiary of the entity, a variable interest entity, as of that date (see Notes 6 and 7).

The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of December 31, 2011 and December 31, 2010, the fair value of notes payable was $21.3 million and $35.9 million, compared to the carrying value of $21.1 million and $35.9 million, respectively.

As a result of our ongoing analysis for potential impairment of our investments in real estate, including properties classified as held for sale, we were required to adjust the carrying value of certain assets to their estimated fair values as of December 31, 2011 (see Note 4).

The following table summarizes the assets measured at fair value on a nonrecurring basis as of the year ended December 31, 2011:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Net Losses for the Year Ended December 31, 2011
Investments in real estate	$42,816,000	$—	$—	$42,816,000	$(23,644,000)
Real estate held for sale	$—	$—	$—	$—	$(20,165,000)
Variable interest entity held for sale	$4,900,000	$—	$—	$4,900,000	$(4,765,000)

The following table summarizes the assets measured at fair value on a nonrecurring basis as of the year ended December 31, 2010:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Year Ended December 31, 2010
Investments in real estate	$1,074,000	$—	$—	$1,074,000	$(1,250,000)
Real estate held for sale	$1,139,000	$—	$—	$1,139,000	$(770,000)

The investments in real estate were deemed to be Level 3 assets as their fair value measurements rely primarily on our estimates of market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. We estimate the fair value of real estate using unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and at times engage an external real estate appraiser to assist us in our estimation of fair value.

The real estate assets held for sale that were measured at fair value and deemed to be Level 3 assets were valued based primarily on market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. We estimate the fair value of real estate using unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and at times engage an external real estate appraiser to assist us in our estimation of fair value.

The variable interest entity held for sale that was measured at fair value and deemed to be a Level 3 asset was valued based primarily on market-based inputs and our assumptions about leasing and use of the asset, as observable inputs were not available. We estimate the fair value of the variable interest entity using unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and at times engage an external real estate appraiser to assist us in our estimation of fair value.

At December 31, 2011 and December 31, 2010, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Variable Interest Entities

The Company analyzes its contractual and/or other interests to determine whether such interests constitute an interest in a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation (“ASC 810”), and, if so, whether the Company is the primary beneficiary. If the Company is determined to be the primary beneficiary of a VIE, it must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE (see Note 7).

Tenant and Other Receivables, net

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. For the years ended December 31, 2011, 2010 and 2009, (recoveries)/provisions for bad debt amounted to approximately ($15,000), $10,000, and $0.4 million, respectively, which are included in property operating and maintenance expenses in the accompanying consolidated statements of operations. Our allowance for doubtful accounts was $0.2 million and $0.4 million as of December 31, 2011 and 2010, respectively.

Other Assets, net

Other assets consist primarily of leasing commissions, net of amortization and prepaid insurance. Additionally, other assets will be amortized to expense over their future service periods. Balances without future economic benefit are expensed as they are identified.

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term. As of December 31, 2011 and December 31, 2010, we recorded approximately $0.4 million and $0.5 million in leasing commissions, respectively. Amortization expense for the years ended December 31, 2011, 2010, and 2009 was approximately $0.1 million, $0.2 million and $0.2 million, respectively.

Deferred Costs and Deposits

Deferred costs and deposits primarily consist of utility deposits.

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

Organizational and Offering Costs

We are required to reimburse the Advisor for organization and offering costs up to 3.5% of the cumulative capital raised in our public offerings. Organization and offering costs include items such as legal and accounting fees, marketing, due diligence, promotional and printing costs and amounts to reimburse our Advisor for all costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares. Our public offering costs are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts (see Note 10).

Noncontrolling Interest in Consolidated Subsidiary

Noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by us.

On January 1, 2009, we adopted ASC 810-10-65, “Consolidation”, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810-10-65 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statements of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

We periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

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

Uncertain Tax Positions

In accordance with the requirements of ASC 740-10, “Income Taxes,” favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders. A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor provision which, if met, expressly prevents the Internal Revenue Service from asserting the prohibited transaction test. We have no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the consolidated results of operations.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments, notes receivable and notes receivable from related parties. Refer to Notes 5 and 6 with regard to credit risk evaluation of notes receivable and notes receivable from related parties. Cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements significant changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provided unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of December 31, 2011, we had cash accounts in excess of FDIC-insured limits. We believe this risk is not significant.

As of December 31, 2011, we owned three properties in the state of California and six properties in the state of Florida. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Basic and Diluted Net Loss per Common Share Applicable to Common Shares

Basic and diluted net loss per common share applicable to common shares is computed by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. For each of the years ended December 31, 2011, 2010 and 2009, 65,000 stock options have been excluded from the weighted-average number of shares outstanding since their effect was anti-dilutive.

Basic and diluted net loss per share is calculated as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net loss applicable to common shares	$(52,058,000)	$(3,131,000)	$(8,103,000)
Basic and diluted net loss per common share applicable to common shares	$(2.26)	$(0.14)	$(0.37)
Weighted-average number of shares outstanding — basic and diluted	23,031,830	22,921,142	21,806,219

Reclassification

Assets sold or held for sale and associated liabilities have been reclassified on the consolidated balance sheets and operating results reclassified from continuing to discontinued operations.

Recently Issued Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). The amendments in this update clarify, among other things, the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The adoption of ASU 2011-02 on July 1, 2011 did not have a significant impact on the Company’s consolidated financial condition or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in this update result in additional fair value measurement and disclosure requirements within U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The Company does not expect the adoption of ASU 2011-04 on January 1, 2012 to have an impact on its consolidated financial condition or results of operations.

4. Investments in Real Estate

As of December 31, 2011, our portfolio consists of nine properties which were approximately 68.7% leased. The following table provides summary information regarding our properties.

Property(1)	Location	Date Purchased	Square Footage	Purchase Price	Debt	December 31, 2011 % Leased
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	$2,400,000	$—	100.0%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	—	29.0%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	26.1%

Orlando Small Bay Portfolio:
Carter Commerce Center	Winter Garden, FL	November 15, 2007	49,125			34.4%
Goldenrod Commerce Center	Orlando, FL	November 15, 2007	78,646			83.0%
Hanging Moss Commerce Center	Orlando, FL	November 15, 2007	94,200			95.5%
Monroe South Commerce Center	Sanford, FL	November 15, 2007	172,500			61.4%

			394,471	37,128,000	14,389,000	70.5%
Monroe North Commerce Center	Sanford, FL	April 17, 2008	181,348	14,275,000	6,681,000	97.3%
1830 Santa Fe	Santa Ana, CA	August 5, 2010	12,200	1,315,000	—	100.0%

			775,393	$79,218,000	$21,070,000	68.7%

(1)	The table excludes Sherburne Commons, a variable interest entity for which we became the primary beneficiary and began consolidating their financial results as of June 30, 2011. As of October 19, 2011, Sherburne Commons is classified as held for sale (see Notes 6 and 7).

As of December 31, 2011, adjusted cost and accumulated depreciation and amortization related to investments in real estate and related intangible lease assets and liabilities were as follows:

	Land	Buildings and Improvements	Acquired Above-Market Leases	In-Place Lease Value	Acquired Below-Market Leases
Investments in real estate and related intangible lease assets (liabilities)	$11,733,000	$34,180,000	$1,401,000	$1,181,000	$(620,000)
Less: accumulated depreciation and amortization	—	(850,000)	(1,365,000)	(1,134,000)	576,000

Net investments in real estate and related intangible lease assets (liabilities)	$11,733,000	$33,330,000	$36,000	$47,000	$(44,000)

As of December 31, 2010, adjusted cost and accumulated depreciation and amortization related to real estate and related intangible lease assets and liabilities were as follows:

	Land	Buildings and Improvements	Acquired Above-Market Leases	In-Place Lease Value	Acquired Below-Market Leases
Investments in real estate and related intangible lease assets (liabilities)	$18,073,000	$57,847,000	$1,401,000	$1,181,000	$(620,000)
Less: accumulated depreciation and amortization	—	(5,926,000)	(1,334,000)	(1,069,000)	531,000

Net investments in real estate and related intangible lease assets (liabilities)	18,073,000	51,921,000	67,000	112,000	(89,000)
Net investments in real estate and related intangible lease assets (liabilities) held for sale	20,607,000	32,198,000	84,000	199,000	(39,000)

	$38,680,000	$84,119,000	$151,000	$311,000	$(128,000)

Depreciation expense associated with buildings and improvements, including real estate held for sale, for the years ended December 31, 2011, 2010, and 2009 was $2.1 million, $2.9 million, and $3.0 million, respectively. We are required to make subjective assessments as to the useful lives of our depreciable assets. In making such assessments, we consider each asset’s expected period of future economic benefit to estimate the appropriate useful lives.

Net amortization expense associated with the intangible lease assets and liabilities, including those associated with real estate held for sale, for the years ended December 31, 2011, 2010, and 2009 was $0.1 million, $0.3 million and $0.5 million, respectively. Anticipated amortization for each of the five following years ended December 31 is as follows:

Amortization of Intangible Lease Assets
2012	$6,000
2013	$19,000
2014	$8,000
2015	$6,000
2016	$—
2017 and thereafter	$—

The estimated useful lives of intangible lease assets range from approximately one month to four years. As of December 31, 2011, the weighted-average amortization period for in-place leases, acquired above-market leases and acquired below-market leases were 3.6 years, 4.6 years and 3.1 years, respectively.

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

The intended use of an asset, either held for sale or held and used, can significantly impact how impairment is measured. If an asset is intended to be held and used, the impairment analysis is based on a two-step test.

The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails that test, the asset carrying value is compared to the estimated fair value from a market-participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings.

In the second quarter of 2011, we reviewed the impairment indicators as described above. At that time, our board of directors began evaluating strategic alternatives to maximize shareholder value, and therefore, we believed that our properties could potentially have shorter holding periods than previously planned in past reporting periods when estimating whether the carrying value of the properties was recoverable. The use of shorter hold periods reduced our future (undiscounted) cash flows attributable to the properties. Consequently, we were required to adjust certain properties to their estimated fair values resulting in an impairment charge of $23.2 million, which is classified as impairment of real estate on our consolidated statement of operations for the year ended December 31, 2011. If our holding period or other assumptions change, additional properties could require additional testing and could result in additional impairment charges in future periods.

In the third quarter of 2011, we noted an increase in uncollected rent payments at the 1830 Santa Fe property. The corresponding reduction in our undiscounted cash flow forecasts caused us to fail the first step of our impairment test. Accordingly, we recorded an impairment charge of $0.4 million related to this property which is classified as impairment of real estate on our consolidated statement of operations for the year ended December 31, 2011.

We recorded no impairment charges related to properties held and used in the fourth quarter of 2011.

The fair value of the properties was derived using an income approach primarily utilizing Level 3 inputs. This approach estimates fair value based on expected future cash flows and requires us to estimate, among other things, (1) future market rental income amounts, (2) property operating expenses, (3) risk-adjusted rate of return and capitalization rates, (4) the number of months it is expected to take to re-lease the property, and (5) the number of years the property is expected to be held for investment. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date. When available, current market information, such as comparative sales prices, was used to determine capitalization, discount, and rental growth rates. In cases where market information was not readily available, the inputs were based on our understanding of market conditions and the experience of our management team.

The following table illustrates, by property, the impairment charge recorded to impairment of real estate for the year ended December 31, 2011:

Property	Impairment Charge
20100 Western Avenue	$6,905,000
Carter Commerce Center	1,471,000
Goldenrod Commerce Center	3,403,000
Hanging Moss Commerce Center	2,544,000
Monroe North Commerce Center	4,530,000
Monroe South Commerce Center	4,366,000
1830 Santa Fe	425,000

$23,644,000

During 2010, we recorded an impairment charge related to one investment in real estate totaling approximately $1.2 million. During 2009, we recorded an impairment charge related to one investment in real estate totaling $2.4 million. The impairments were primarily driven by reduced estimates of net operating income, due to the impact of declines in the multi-tenant industrial real estate market and credit conditions of certain tenants, which when combined with increases in the capitalization rates assumptions, resulted in the decreases in values of such properties.

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

Real Estate Held for Sale

In the second quarter of 2011, we reclassified the 15172 Goldenwest Circle property (“Goldenwest”), which was sold on June 14, 2011, the Mack Deer Valley and Pinnacle Park Business Center properties, which were sold on November 28, 2011, and the 2111 South Industrial Park property, which was sold on December 22, 2011, to real estate held for sale. In the fourth quarter of 2011, we reclassified Nantucket Acquisition LLC, a VIE for which we are the primary beneficiary, to real estate held for sale. The financial results for the properties classified as real estate held for sale have been reclassified to discontinued operations for all periods presented (see Note 13).

When assets are classified as held for sale, they are recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. Accordingly, we recorded an impairment charge of $19.1 million for the Goldenwest, Mack Deer Valley, Pinnacle Park Business Center, and 2111 South Industrial Park properties upon their transfer into real estate held for sale in the second quarter of 2011 (see Note 13). In the third quarter of 2011, we recorded an additional impairment of $0.2 million for the 2111 South Industrial Park property. In the fourth quarter of 2011, we recorded an additional impairment of $0.8 million for the 2111 South Industrial Park and Pinnacle Park Business Center properties due to a change in facts and circumstances related to the value of the assets subsequent to September 30, 2011. Also in the fourth quarter of 2011, we recorded an impairment of $4.8 million to write down Sherburne Commons, the property owned by Nantucket Acquisition LLC, to its estimated fair value net of selling costs (see Notes 6 and 7).

The following table illustrates, by property, the impairment charge recorded in discontinued operations in 2011:

Property	Impairment Charge
Goldenwest	$2,095,000
Mack Deer Valley	9,673,000
Pinnacle Park Business Center	8,136,000
2111 South Industrial Park	261,000
Sherburne Commons	4,765,000

$24,930,000

During 2010, we recorded an impairment charge related to one investment in real estate held for sale totaling approximately $0.8 million.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for properties owned as of December 31, 2011 are as follows:

Years ending December 31,
2012	$2,856,000
2013	2,141,000
2014	951,000
2015	479,000
2016	250,000
2017 and thereafter	150,000

$6,827,000

The schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements. Additionally, leases where the tenant can terminate the lease with short-term notice are not included. Industrial space is generally leased to tenants under lease terms that provide for the tenants to pay increases in operating expenses in excess of specified amounts.

5. Notes Receivable

In May 2008, we agreed to loan up to $10.0 million at a rate of 10% per year to two real estate operating companies, Servant Investments, LLC (“SI”) and Servant Healthcare Investments, LLC (“SHI” and collectively with SI, “Servant”). In May 2010, the loan commitments were reduced to $8.75 million. The loans were scheduled to mature on May 19, 2013. At the time the loans were negotiated, Servant was a sub-advisor in an alliance with the managing member of our Advisor.

On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows from operations. During the third quarter of 2009, we concluded that the collectability of the SI note could not be reasonably assured. Therefore, we recorded a reserve of $4.6 million against the note balance. As of December 31, 2011 and 2010, the SI note receivable had a net balance of $0. It is our policy to recognize interest income on the reserved loan on a cash basis. For the years ended December 31, 2011, 2010, and 2009, interest income related to the SI note receivable was $0, $0.4 million, and $0.3 million, respectively.

In the second quarter of 2011, after evaluating the expected effects of changes in the borrower’s business prospects, including the uncertainty surrounding Servant’s realization of the fees pursuant to a sub-advisory agreement, we concluded that it was probable that the Company would be unable to collect all amounts due according to the terms of the SHI note and consequently, we recorded a note receivable impairment of $1.7 million against the balance of that note.

In December 2011, the notes receivable were restructured to provide for the settlement of the notes in the amount of $2.5 million, $1.5 million of which was received from the borrower in December 2011. The remaining $1.0 million is payable pursuant to a promissory note of SHI which provides for interest at a fixed rate of 5.00% per annum. A principal payment of $0.7 million, plus any accrued and unpaid interest, is due on December 22, 2013 and the remaining balance of $0.3 million, plus any accrued and unpaid interest, is due on December 22, 2014. The note receivable was recorded at its present value of $0.9 million on our consolidated balance sheet as of December 31, 2011.

The following table reconciles notes receivable from January 1, 2009 to December 31, 2011:

	2011	2010	2009
Balance at January 1,	$4,000,000	$2,875,000	$3,875,000
Additions:
Additions to notes receivable	—	1,125,000	3,626,000
Recovery of notes receivable due to settlement agreement	208,000	—	—
Deductions:
Notes receivable repayments (1)	(1,650,000)	—	—
Notes receivable impairments	(1,650,000)	—	(4,626,000)

Balance at December 31,	$908,000	$4,000,000	$2,875,000

(1)	Includes a $0.2 million principal repayment made by SHI in the second quarter of 2011.

As of December 31, 2011 and 2010, the SHI note receivable had a balance of $0.9 million and $4.0 million, respectively. For the years ended December 31, 2011, 2010, and 2009, interest income related to the note receivable was $0.3 million, $0.3 million, and $0.2 million, respectively. We determined that Servant is not a variable interest entity and there is no requirement to include this entity in our consolidated balance sheets and consolidated statements of operations.

6. Notes Receivable from Related Parties

On January 22, 2009, we made a $14.0 million acquisition bridge loan to Caruth Haven L.P, a Delaware limited partnership that was a wholly-owned subsidiary of Cornerstone Healthcare Plus REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor. The loan was to mature on January 21, 2010 subject to the borrower’s right to repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty. On December 16, 2009, Caruth Haven L.P. repaid the full loan amount.

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

On a quarterly basis, we evaluate the collectability of our notes receivable from related parties. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows from operations. For the years ended December 31, 2011, 2010, and 2009, we did not record any impairment on the note receivable from related party.

Leasing activity at Sherburne Commons has been lower than originally anticipated and to preserve cash flow for operating requirements, the borrower suspended interest payments to us beginning in the first quarter of 2011. Consequently, we began recognizing interest income on a cash basis commencing in the first quarter of 2011. For the years ended December 31, 2011, 2010, and 2009, interest income recognized on the note was $55,000, $0.6 million, and $31,000, respectively.

In the second and fourth quarter of 2011, the loan balance was increased by $0.3 million and $0.2 million, respectively, to provide funds to meet Sherburne Commons’ operating shortfalls. It is anticipated that additional disbursements may be required while efforts are made to increase occupancy and evaluate other alternatives to maximize the value of the property, including the potential disposition of the property.

Nantucket Acquisition is considered a variable interest entity because the equity owners of Nantucket Acquisition do not have sufficient equity at risk, and our mortgage loan commitment was determined to be a variable interest. Due to the suspension of interest payments by the borrower, we issued a notice of default to the borrower on June 30, 2011 and determined that we are the primary beneficiary of the VIE due to our enhanced ability to direct the activities of the VIE. The primary beneficiary of a VIE is required to consolidate the operations of the VIE. Consequently, we have consolidated the operations of the VIE as of June 30, 2011 and, accordingly, eliminated the note receivable from related party balance in consolidation (see Note 7).

As of October 19, 2011, the Sherburne Commons property met the requirements for reclassification to real estate held for sale. Consequently, the related assets and liabilities of the property are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale, respectively, on our consolidated balance sheets. Operating results for the property have been reclassified to discontinued operations on our consolidated statements of operations for the year ended December 31, 2011.

The following table reconciles notes receivable from related parties from January 1, 2009 to December 31, 2011:

	2011	2010	2009
Balance at January 1,	$8,000,000	$6,911,000	$—
Additions:
Additions to notes receivable from related parties	548,000	1,089,000	20,911,000
Deductions:
Repayments of notes receivable from related parties	—	—	(14,000,000)
Elimination of balance in consolidation of VIE	(8,548,000)	—	—

Balance at December 31,	$—	$8,000,000	$6,911,000

7. Consolidation of Variable Interest Entity

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

As of December 31, 2011, we had a variable interest in one VIE in the form of a note receivable from Nantucket Acquisition in the amount of $8.5 million (see Note 6).

As a result of our issuing a notice of default with respect to the note, we determined that we were the primary beneficiary of the VIE. Therefore, we consolidated the operations of the VIE beginning June 30, 2011. Assets of the VIE may only be used to settle obligations of the VIE and creditors of the VIE have no recourse to the general credit of the Company.

As of October 19, 2011, the Sherburne Commons property was reclassified to real estate held for sale. Consequently, the related assets and liabilities of the property are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale on our consolidated balance sheet. Operating results for the property have been reclassified to discontinued operations on our consolidated statements of operations for the year ended December 31, 2011.

The following table illustrates our fair value allocation of the assets and liabilities of Sherburne Commons consolidated in our consolidated balance sheets as of June 30, 2011:

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

The estimated fair value of the property was derived using an income approach primarily utilizing Level 3 inputs. This approach estimates fair value based on expected future cash flows and requires us to estimate, among other things (1) future market rental income amounts, (2) property operating expenses, (3) risk-adjusted rate of return and capitalization rates, and (4) the number of months it is expected to take to re-lease the property to stabilized levels. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date. When available, current market information, such as comparative sales prices, was used to determine capitalization, discount, and rental growth rates. In cases where market information was not readily available, the inputs were based on our understanding of market conditions and the experience of our management team.

Since the Sherburne Commons property was reclassified to held for sale in the fourth quarter of 2011, the real estate is recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. Since June 30, 2011, leasing activity has been lower than originally anticipated and we have continued to provide funds to meet Sherburne Commons’ operating shortfalls. As a result, we reduced our cash flow forecasts for purposes of determining whether the property was impaired. As a result of expected reduced leasing activity which reduced our cash flow forecasts for Sherburne Commons, we were required to adjust the property to its estimated fair value, net of estimated selling costs resulting in an impairment charge of $4.8 million, which is classified in discontinued operations as impairment of real estate sold and asset held for sale on our consolidated statement of operations for the year ended December 31, 2011 (see Notes 4 and 13).

The following unaudited pro forma information for the years ended December 31, 2011 and 2010 has been prepared to reflect the incremental effect on the Company had the operations of Sherburne Commons been consolidated on January 1, 2010.

	2011	2010
Revenues	$5,487,000	$7,385,000
Net loss applicable to common shares	$(53,080,000)	$(5,419,000)
Basic and diluted net loss per common share applicable to common shares	$(2.30)	$(0.24)

No adjustments for non-recurring charges were made in the pro-forma information presented above. For Sherburne Commons, we recorded revenues of $1.1 million and expenses of $2.7 million in discontinued operations in our consolidated statements of operations for the year ended December 31, 2011.

As of December 31, 2011, adjusted cost, net of accumulated depreciation and amortization related to real estate and related intangible lease assets and liabilities of the VIE held for sale were as follows:

	Buildings and Improvements	Acquired Above-Market Leases	In-Place Lease Value	Acquired Below-Market Leases
Net investments in real estate and related intangible lease assets (liabilities) of VIE held for sale	$1,828,000	$3,172,000	$45,000	$(145,000)

8. Payable to Related Parties

Payable to related parties consists of asset management fees and expense reimbursement payable.

9. Equity

Common Stock

Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2011 and 2010, we had cumulatively issued approximately 20.9 million shares of common stock for a total of $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. On November 23, 2010, we stopped making and accepting offers to purchase shares of our stock (see Note 2).

Distributions

We adopted a distribution reinvestment plan that allows our stockholders to have their distributions invested in additional shares of our common stock. We have registered 21,100,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share. As of December 31, 2011 and December 31, 2010, approximately 2.3 million shares had been issued under the distribution reinvestment plan. On November 23, 2010, our board of directors adopted a resolution to suspend the distribution reinvestment plan indefinitely effective December 14, 2010. As a result, distributions were paid entirely in cash during the period between December 14, 2010 and March 31, 2011. Commencing with the April 2011 distributions, the board elected to pay distributions on a quarterly basis. However, due to cash constraints, the board elected to defer the second quarter 2011 distribution payment until the Company’s cash position improves. The second quarter distribution of $0.5 million was paid in the fourth quarter of 2011. We cannot provide any assurance as to if or when we will resume our distribution reinvestment plan.

The following are the distributions declared during the years ended December 31, 2011 and 2010:

	Distributions Declared (1)(2)			Cash Flows Provided by (Used in) Operating
Period	Cash	Reinvested	Total	Activities
First quarter 2010	$1,221,000	$1,490,000	$2,711,000	$1,103,000
Second quarter 2010	$1,256,000	$1,468,000	$2,724,000	$461,000
Third quarter 2010	$1,323,000	$1,448,000	$2,771,000	$1,003,000
Fourth quarter 2010	$1,524,000	$481,000	$2,005,000	$(265,000)
First quarter 2011	$454,000	$—	$454,000	$481,000

Second quarter 2011	$460,000	$—	$460,000	$(219,000)
Third quarter 2011	$—	$—	$—	$(323,000)
Fourth quarter 2011	$—	$—	$—	$(1,608,000)

(1)	100% of the distributions declared during 2011 and 2010, respectively, represented a return of capital for federal income tax purposes.
(2)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds.

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

From our inception in October 2004 through December 31, 2011, we declared aggregate distributions of $32.8 million. Our cumulative net loss and cumulative net cash provided by operating activities during the same period were $68.7 million and $4.7 million, respectively.

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

During the year ended December 31, 2011, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January(1)	46,096	$7.99	$—
February	—	$—	$—
March	—	$—	$—
April	—	$—	$—
May	—	$—	$—
June	—	$—	$—
July	—	$—	$—
August	—	$—	$—
September	—	$—	$—
October	—	$—	$—
November	—	$—	$—
December	—	$—	$—

46,096

(1)	In January 2011, share redemptions due to the death of a shareholder that were requested in 2010, prior to the suspension of the stock repurchase program, were made under the program.

We have received requests to redeem 78,124 shares during the year ended December 31, 2011. However, due to the current suspension of the stock repurchase program we were not able to fulfill any of these requests.

During the year ended December 31, 2010, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January	249,146	$7.46	$6,057,000
February	100,999	$7.63	$4,198,000
March	159,479	$7.76	$2,190,000
April	161,356	$7.82	$928,000
May(1)	123,562	$7.64	$—
June	39,822	$7.98	$—
July	13,750	$8.00	$—
August	—	$—	$—
September	—	$—	$—
October	5,225	$7.98	$—
November	25,228	$7.98	$—
December	16,348	$7.96	$—

	894,915

(1)	In May 2010, share redemptions equaled the funds available for repurchase in 2010. Therefore, we made no further ordinary redemptions (other than redemptions due to death of a stockholder) for the remainder of 2010. On November 23, 2010 our board of directors approved an amendment to our stock repurchase program to suspend any redemptions, including redemptions due to death of a stockholder, under the program, effective December 31, 2010.

Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources. We have no obligations to repurchase our stockholders’ shares of stock.

Employee and Director Incentive Stock Plan

We have adopted an Employee and Director Incentive Stock Plan (the “Plan”) which provides for the grant of awards to directors, full-time employees, and other eligible participants that provide services to us. We have no employees, and we do not intend to grant awards under the Plan to persons who are not directors. Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and distribution equivalent rights. The term of the Plan is ten years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time.

Effective January 1, 2006, we adopted the provisions of FASB ASC 718-10, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. As of December 31, 2011, we had granted to our independent, non-employee directors nonqualified stock options to purchase an aggregate of 80,000 shares of common stock, at an exercise price of $8.00 per share. Of these shares, 15,000 shares lapsed and were canceled on November 8, 2008 due to the resignation of one director from the board of directors on August 6, 2008.

Outstanding stock options became immediately exercisable in full on the grant date, will expire ten years after their grant date, and have no intrinsic value as of December 31, 2011. We did not incur any non-cash compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively. No stock options were exercised or canceled during the twelve months ended December 31, 2011 and 2010, respectively. We record compensation expense for non-employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. These assumptions include the risk-free interest rate, the expected life of the options and the expected stock price volatility over the expected life of the options, and the expected distribution yield. Compensation expense for employee stock options is recognized ratably over the vesting term.

The expected life of the options is based on evaluations of expected future exercise behavior. The risk-free interest rate is based on the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected term of the options at the date of grant. Volatility is based on historical volatility of our stock. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected stock price volatility and the expected life of an option. Therefore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an independent, non-employee director.

In connection with the registration of the shares in our Follow-On Offering, we have suspended the issuance of options to our independent, non-employee directors under the Plan, and we do not expect to issue additional options to our independent, non-employee directors until we cease offering shares pursuant to our offering.

Our equity compensation plan information as of December 31, 2011 and 2010 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	65,000	$8.00	See footnote	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	65,000	$8.00	See footnote	(1)

(1)	Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to ten percent (10%) of our outstanding common stock. The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000. As of December 31, 2011 and 2010, there were approximately 23.0 million and 23.1 million shares of our common stock issued and outstanding, respectively.

Tax Treatment of Distributions

The income tax treatment for the distributions per share to common stockholders reportable for the years ended December 31, 2011, 2010, and 2009 is as follows:

Per Common Share	2011		2010		2009
Ordinary income	$—	—%	$—	—%	$0.02	4.9%
Return of capital	$0.04	100.0%	$0.45	100.0%	$0.46	95.1%

10. Related Party Transactions

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

The fees and expense reimbursements payable to the Advisor under the Advisory Agreement are described below. As discussed below, we amended the Advisory Agreement on August 31, 2011 to reduce the asset management fee payable by us to our Advisor effective October 1, 2011.

Organizational and Offering Costs. Organizational and offering costs of our Offerings have been paid by the Advisor on our behalf and have been reimbursed to the Advisor from the proceeds of our Offerings. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our Offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing-related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our shares; (iii) the costs of conducting our training and education meetings; (iv) the costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from our Primary Offering and Follow-On Offering. At times during our offering stage, before the maximum amount of gross proceeds has been raised, the amount of organization and offering expenses that we incur, or that our Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from our public offerings at the conclusion of the Offerings.

As of December 31, 2011 and 2010, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling $5.6 million and $5.6 million, respectively, including approximately $0.1 million of organizational costs that were expensed and approximately $5.5 million of offering costs which reduced the net proceeds of our Offerings. Of this amount, $4.4 million reduced the net proceeds of our initial public offering and $1.1 million reduced the net proceeds of our Follow-On Offering.

Acquisition Fees and Expenses. The Advisory Agreement requires us to pay the Advisor acquisition fees in an amount equal to 2.0% of the gross proceeds from our Offerings. We have paid the acquisition fees upon receipt of the gross proceeds from our Primary Offering and Follow-On Offering (excluding gross proceeds related to sales pursuant to our distribution reinvestment plan). However, if the Advisory Agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the years ended December 31, 2011 and 2010, the Advisor earned $0 and $23,000 of acquisition fees, respectively, which are included in real estate acquisition costs in our consolidated statements of operations.

Management Fees and Expenses. Prior to October 1, 2011, the Advisory Agreement required us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the Average Invested Assets (as defined in the Advisory Agreement). For the years ended December 31, 2011, 2010, and 2009, the Advisor earned $1.3 million, $1.5 million, and $1.5 million, respectively, of asset management fees which were expensed and included in asset management fees and expenses in our consolidated statements of operations. On August 31, 2011, we amended the Advisory Agreement to provide that, beginning on October 1, 2011, the asset management fee payable by us to our Advisor shall be reduced to a monthly rate of one-twelfth of 0.75% of our Average Invested Assets, as defined above.

In addition, we reimburse the Advisor for the direct and indirect costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf. These fees and expenses are in addition to management fees that we pay to third party property managers. For the years ended December 31, 2011, 2010, and 2009, the Advisor reimbursed $0.2 million, $0.2 million, and $0.3 million, respectively, of such direct and indirect costs and expenses on our behalf, which are included in asset management fees and expenses in our consolidated statements of operations.

Operating Expenses. The Advisory Agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us. For the years ended December 31, 2011, 2010, and 2009, $0.7 million, $0.9 million, and $0.6 million of such costs, respectively, were reimbursed and are included in general and administrative expenses in our consolidated statements of operations.

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

As previously disclosed, for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011, our board of directors conditioned its findings that Excess Amounts for such periods were justified upon the Advisor agreeing to carry over such Excess Amounts and include them in total operating expenses in subsequent periods for purposes of the 2%/25% Test, with any waiver of such amounts being dependent on our Advisor’s satisfactory progress with respect to executing a strategic alternative to be chosen by the independent directors. Accordingly, for the six-fiscal-quarter period ended September 30, 2011, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $6.1 million and incurred an Excess Amount of approximately $1.7 million during the six quarters ended September 30, 2011, which has been carried over and included in the total operating expenses for the seven-fiscal-quarter period ended December 31, 2011 for purposes of the 2%/25% Test.

For the seven-fiscal-quarter period ended December 31, 2011, our total operating expenses again exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $7.1 million and incurred an Excess Amount of approximately $4.3 million during the seven quarters ended December 31, 2011. Our board of directors (including a majority of our independent directors) has determined that this Excess Amount is justified as unusual because of our small size (for a public reporting company) and non-recurring because of (i) the Advisor’s current progress toward developing strategic alternatives for consideration by the independent directors, and (ii) the independent directors committee’s continuing progress towards negotiating reductions in ongoing fees and expenses payable to the Advisor pursuant to the Amended and Restated Advisory Agreement. However, notwithstanding such justification, and as a condition to such justification, the Advisor has again agreed that the Excess Amount for the seven-fiscal-quarter period ended December 31, 2011 shall be carried over and included in total operating expenses in subsequent periods, with any waiver dependent on our Advisor’s satisfactory progress with respect to executing a strategic alternative to be chosen by the independent directors.

Property Management Fees. The Advisory Agreement provides that if we retain our Advisor or an affiliate to manage and lease some of our properties, we will pay a market-based property management fee or property leasing fee, which may include reimbursement of our Advisor’s or affiliate’s personnel costs and other costs of managing the properties. For the years ended December 30, 2011, 2010, and 2009, the Advisor earned $15,000, $25,000, and $19,000, respectively, of such property management fees. These costs are included in property operations and maintenance expenses in our consolidated statements of operations.

Disposition Fee. Prior to the second amendment to the Amended and Restated Advisory Agreement executed on November 11, 2011, the Advisory Agreement provided that if the Advisor or its affiliates provide a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the Advisor or such affiliate a disposition fee up to 3% of the sales price of such property or properties upon closing. This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. We will pay the disposition fees for a property at the time the property is sold. For the years ended December 31, 2011, 2010, and 2009, the Advisor earned $0.3 million, $0, and $0, respectively, of such disposition fees. Subsequent to November 11, 2011, the disposition fee was changed from up to 3% of the sales price of properties sold to up to 1% of the sales price of properties sold if the Advisor or its affiliates provide a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors).

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

For the years ended December 31, 2011, 2010 and 2009, we did not incur any subordinated participation fees.

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive sales commissions of up to 7% of gross proceeds from sales in our Offerings. PCC, as dealer manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Offerings. The dealer manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Offerings. The Advisory Agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) are in excess of 13.5% of gross proceeds from the Offerings when combined with the shares sold under the related distribution reinvestment plan. For the years ended December 31, 2011, 2010 and 2009, we incurred $0 million, $0.1 million, and $1.8 million, respectively, payable to PCC for dealer manager fees and sales commissions. Much of this amount was reallocated by PCC to third-party broker dealers. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying consolidated balance sheets.

11. Notes Payable

We have total debt obligations of $21.1 million that will mature in February and November of 2014. In connection with our notes payable, we incurred financing costs totaling $0.9 million and $2.0 million, as of December 31, 2011 and 2010, respectively. These financing costs have been capitalized and are being amortized over the life of their respective financing agreements. During the years ended December 31, 2011, 2010, and 2009, $0.8 million, $0.3 million, and $0.2 million, respectively, of deferred financing costs were amortized and included in interest expense in our consolidated statements of operations.

HSH Nordbank AG

We amended our credit agreement with HSH Nordbank AG, New York Branch (“HSH Nordbank”) in a series of amendments extending the credit facility maturity date from September 20, 2010 to December 16, 2011. As a part of these amendments, we made a principal reduction payment and paid extension fees.

The July 2011 amendment to this credit agreement extended the maturity date from September 30, 2011 to December 16, 2011 and increased the margin spread over LIBOR from a range of 350 to 375 basis points to a fixed 375 basis points from June 1, 2011 to September 30, 2011 and to 400 basis points from October 1, 2011 to the maturity date. Additionally, this amendment eliminated our requirement to make principal reduction payments of $0.3 million in July, August, and September 2011, respectively. In connection with this extension and the sale of the Goldenwest property (See Note 13), we made a principal payment of $7.8 million.

On November 28, 2011, this loan was repaid in its entirety with a portion of the proceeds from the sale of the Mack Deer Valley and Pinnacle Park Business Center properties. As of December 31, 2011 and 2010, the outstanding principal amount of our obligations under the credit agreement was $0 and $13.1 million, respectively. The weighted average interest rate as of December 31, 2010 was 2.11%.

Wells Fargo Bank, National Association

On November 13, 2007, we entered into a loan agreement with Wells Fargo Bank, National Association (“Wells Fargo Bank”), successor-by-merger to Wachovia Bank, N.A., to facilitate the acquisition of properties during our offering period. The terms of the loan agreement provided for a borrowing amount of up to $22.4 million, which was reduced to $15.9 million as of November 30, 2009, at an interest rate of 140 basis points over one-month LIBOR, secured by specified real estate properties. The loan agreement had a maturity date of November 13, 2010, and provided for prepayment without penalty. Through a series of amendments executed through June 30, 2011, we extended the maturity date from November 13, 2010 to August 13, 2011.

On August 12, 2011, the loan agreement was amended to extend the maturity to February 13, 2012. In connection with this amendment, the 2111 South Industrial Park property and Shoemaker Industrial Buildings were added to the loan collateral, and we made a principal payment of $0.5 million. The terms of the amended loan provide for two one-year extensions, subject to meeting certain loan-to-value and debt service coverage ratios and require monthly principal payments. Interest on the amended loan increased to 300 basis points over one-month LIBOR with a 150 basis point LIBOR floor.

On December 22, 2011, in connection with the sale of the 2111 South Industrial Park property (see Note 13), we made a principal payment of approximately $0.9 million.

As of December 31, 2011 and December 31, 2010, we had net borrowings of approximately $14.4 million and $15.9 million under the loan agreement, respectively. The weighted average interest rate as of December 31, 2011 and December 31, 2010 was 2.54% and 1.66%, respectively. The loan agreement contains various reporting covenants, including providing periodic balance sheets, statements of income and expenses of borrower and each guarantor, statements of income and expenses and changes in financial position of each secured property and cash flow statements of borrower and each guarantor. As of December 31, 2011, we were in compliance with all financial covenants.

On February 13, 2012, the loan agreement was amended to extend the maturity to February 13, 2014 (see Note 17).

Transamerica Life Insurance Company

In connection with our acquisition of Monroe North Commerce Center, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”). Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica secured mortgage loan. The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum. As of December 31, 2011 and 2010, we had an outstanding balance of $6.7 million and $6.9 million, respectively, under this loan agreement. This Loan Assumption Agreement contains various reporting covenants including an annual income statement, rent roll, operating budget and a narrative summary of leasing prospects for vacant spaces. As of December 31, 2011, we were in compliance with all reporting covenants. The monthly payment on this loan is approximately $50,370. During the years ended December 31, 2011, 2010, and 2009, we incurred $0.4 million, $0.4 million, and $0.4 million of interest expense, respectively, related to this loan agreement.

The principal payments due on the Monroe North Commerce Center mortgage loan as of December 31, 2011 for each of the next five years are as follows:

Year	Principal Amount
2012	$217,000
2013	$230,000
2014	$6,234,000
2015	$—
2016	$—

12. Commitments and Contingencies

We monitor our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our consolidated financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial condition, results of operations and cash flows. We are also subject to contingent losses related to the notes receivable and note receivable from related party. For further details see Notes 5 and 6. We are not presently subject to any material litigation nor, to our knowledge, any material litigation threatened against us which if determined unfavorably to us would have a material effect on our consolidated financial statements.

13. Discontinued Operations

Divestitures

In accordance with FASB ASC 360-10, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

On June 14, 2011, our wholly-owned subsidiary sold the Goldenwest property to Westminster Redevelopment Agency, a non-related party, for a purchase price of $9.4 million. Goldenwest is a 102,200 square foot industrial building situated on 5.4 acres of land in Westminster, CA. Approximately $7.8 million in proceeds from the sale were used to pay down a portion of the HSH Nordbank credit facility. The operations of Goldenwest, including an impairment charge of $2.1 million recorded in the second quarter of 2011, are presented in discontinued operations on our consolidated statements of operations for all periods presented.

On November 28, 2011, our wholly-owned subsidiaries sold the Mack Deer Valley and Pinnacle Park Business Center properties to a non-related party for a purchase price of $23.9 million. The proceeds were used, in part, to pay down the entire balance of the HSH Nordbank credit facility. The operations of these properties, including impairment charges of $17.0 million in the second quarter of 2011 and $0.8 million recorded in the fourth quarter of 2011, are presented in discontinued operations on our consolidated statements of operations for all periods presented.

On December 22, 2011, our wholly-owned subsidiary sold the 2111 South Industrial Park property for a purchase price of $0.9 million. A loss on sale of $29,000 was recognized in the fourth quarter of 2011. The proceeds were used to pay down the Well Fargo loan. The operations of this property, including impairment charges totaling $0.3 million in 2011, are presented in discontinued operations on our consolidated statements of operations for all periods presented.

Properties Held for Sale

In the fourth quarter of 2011, our board of directors authorized us to actively market the Sherburne Commons property, a VIE that we began consolidating on June 30, 2011 (see Note 7).

The assets and liabilities of properties for which we have initiated plans to sell, but have not yet sold as of December 31, 2011, have been classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale on the accompanying consolidated balance sheets. As of December 31, 2011, this represents the assets and liabilities of the Sherburne Commons property. The results of operations for the variable interest entity held for sale have been presented in discontinued operations on the accompanying consolidated statements of operations for the year ended December 31, 2011.

The following is a summary of the components of (loss) income from discontinued operations for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Rental revenues, tenant reimbursements and other income	$3,845,000	$4,153,000	$4,176,000
Operating expenses, real estate taxes, and interest expense	(2,538,000)	(1,334,000)	(1,210,000)
Depreciation and amortization	(586,000)	(1,267,000)	(1,173,000)
Impairment of real estate	(24,930,000)	(770,000)	—
Gain on sales of real estate, net	46,000	—	—

(Loss) income from discontinued operations	$(24,163,000)	$782,000	$1,793,000

FASB ASC 360-10 requires that assets classified as held for sale be carried at the lesser of their carrying amount or fair value, less selling costs. Accordingly, we recorded an impairment charge of $4.8 million in the fourth quarter of 2011 to record the Sherburne Commons property at its fair value, less estimated selling costs.

For the year ended December 31, 2011, we recorded impairment charges of $24.9 million related to real estate held for sale. These impairment charges, classified in discontinued operations in our consolidated statements of operations, were recorded for the following properties:

Property	Impairment Charge
Goldenwest	$2,095,000
Mack Deer Valley	9,673,000
Pinnacle Park Business Center	8,136,000
2111 South Industrial Park	261,000
Sherburne Commons	4,765,000

$24,930,000

The fair value of these properties was derived using an income approach utilizing our internal estimate of market-based leasing projections for each property and discount and capitalization rates derived from market surveys (see Note 4). Where applicable, adjustments to fair value were made as final offers were received on properties sold.

The following table presents balance sheet information for the properties classified as held for sale as of December 31, 2011 and December 31, 2010.

	December 31, 2011	December 31, 2010
Investments in real estate:
Land	$—	$20,607,000
Buildings and improvements, net	—	32,198,000
Intangible lease assets, net	—	283,000

Real estate held for sale, net	$—	$53,088,000

Other assets:
Tenant and other receivables, net	$—	$303,000
Leasing commissions, net	—	65,000
Other assets	—	56,000

Non-real estate assets associated with real estate held for sale	$—	$424,000

Assets of variable interest entity held for sale:
Cash and cash equivalents	$95,000	$—
Investments in real estate, net	5,045,000	—
Accounts receivable, inventory and other assets	232,000	—

Assets of variable interest entity held for sale	$5,372,000	$—

Liabilities:
Accounts payable and accrued liabilities	$—	$60,000
Interest payable	—	261,000
Tenant security deposits	—	240,000
Intangible lease liabilities, net	—	39,000
Notes payable	—	9,270,000

Liabilities associated with real estate held for sale	$—	$9,870,000

Liabilities of variable interest entity held for sale:
Note payable	$1,332,000	$—
Loan payable	127,000	—
Accounts payable and accrued liabilities	373,000	—
Intangible lease liabilities, net	145,000	—
Interest payable	142,000	—

Liabilities of variable interest entity held for sale	$2,119,000	$—

14. Segment Reporting

ASC 280-10, “Segment Reporting,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Prior to the third quarter of 2011, we operated in one reportable segment: Industrial. As of September 30, 2011, we operated in two reportable business segments for management and internal financial reporting purposes: Industrial and Senior Housing. These operating segments represent the segments for which separate financial information is available and for which operating results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our Senior Housing segment consisted solely of the operations of the Sherburne Commons property, a senior-living facility owned by Nantucket Acquisition LLC and a VIE that we consolidated on June 30, 2011 as a result of our becoming the primary beneficiary of the entity (see Note 7).

In October 2011, we reclassified the Sherburne Commons property as held for sale (see Note 13) and the results of its operations have been reported in discontinued operations. Therefore, as of and for the year ended December 31, 2011, we report our operations under one reportable segment: Industrial. Our Industrial segment consists of nine multi-tenant industrial properties offering a combination of warehouse and office space adaptable to a broad range of tenants and uses typically catering to local and regional businesses.

We evaluate performance of the combined properties in each segment based on net operating income (“NOI”). NOI is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. There were no intersegment transactions in the third quarter of 2011 as we record interest income from the Sherburne Commons note on a cash basis (see Note 6). We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

The following table reconciles NOI from net loss for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Net loss	$(54,053,000)	$(3,133,000)	$(8,111,000)
Interest income from notes receivable	(416,000)	(1,389,000)	(1,308,000)
General and administrative	2,834,000	2,163,000	1,608,000
Asset management fees and expenses	1,489,000	1,654,000	1,822,000
Real estate acquisition costs	—	52,000	430,000
Depreciation and amortization	1,839,000	2,139,000	2,468,000
Impairment of notes receivable	1,442,000	—	4,626,000
Impairment of real estate	23,644,000	1,250,000	2,360,000
Interest income	—	(4,000)	(8,000)
Interest expense	1,727,000	1,157,000	1,221,000
Loss (income) from discontinued operations	24,163,000	(782,000)	(1,793,000)

Net operating income	$2,669,000	$3,107,000	$3,315,000

15. Business Combinations

We did not acquire any businesses in 2011.

1830 Santa Fe

On August 5, 2010, we completed the purchase of the 1830 Santa Fe property. We have accounted for the 2010 acquisition as a business combination under U.S. GAAP. Under business combination accounting, the assets and liabilities of acquisitions are recorded as of the acquisition date, at their respective fair values, and consolidated in our consolidated financial statements. The following summary provides the allocation of the assets acquired and liabilities assumed from the acquisition of the 1830 Santa Fe property as of the acquisition date:

Twelve Months Ended December 31, 2010
Land	$825,000
Buildings and improvements	370,000
Site improvements	36,000
Tenant improvements	29,000
In-place leases	21,000
Above-market leases	34,000

Real estate acquisition	$1,315,000

Acquisition expenses	$39,000

The following unaudited pro forma information for the years ended December 31, 2010 and 2009 has been prepared to reflect the incremental effect of the 1830 Santa Fe acquisition as if such transaction had occurred on January 1, 2009. As this acquisition is assumed to have been made on January 1, 2009, the shares raised during our offering needed to purchase the property are assumed to have been sold and outstanding as of January 1, 2009 for purposes of calculating per share data.

	Twelve Months ended December 31,
	2010	2009
Revenues	$6,216,000	$7,073,000
Net loss applicable to common shares	$(3,100,000)	$(8,049,000)
Basic and diluted net loss per common share applicable to common shares	$(0.13)	$(0.37)

Nantucket Acquisition LLC

Nantucket Acquisition LLC is considered a variable interest entity because the equity owners of Nantucket Acquisition LLC do not have sufficient equity at risk, and our mortgage loan commitment was determined to be a variable interest. Due to the suspension of interest payments by the borrower, we issued a notice of default to the borrower on June 30, 2011 and determined that we are the primary beneficiary of the VIE due to our enhanced ability to direct the activities of the VIE. The primary beneficiary of a VIE is required to consolidate the operations of the VIE. Consequently, we have consolidated the operations of the VIE as of June 30, 2011 and, accordingly, eliminated the note receivable from related party balance in consolidation (see Note 6 and 7).

As of October 19, 2011, the Sherburne Commons property met the requirements for reclassification to real estate held for sale. Consequently, the related assets and liabilities of the property are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale, respectively, on our consolidated balance sheets. Operating results for the property have been reclassified to discontinued operations on our consolidated statements of operations for the year ended December 31, 2011 (see Notes 6, 7 and 13).

16. Selected Quarterly Data (unaudited)

Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements.

	Quarters Ended
	December 31, 2011		September 30, 2011	June 30, 2011		March 31, 2011
Revenues	$1,045,000		$1,155,000	$1,256,000		$1,264,000
Expenses	1,578,000		2,349,000 (1)	27,004,000	(2)	1,952,000

Operating loss	(533,000)		(1,194,000)	(25,748,000)		(688,000)
Interest expense, net	708,000		408,000	320,000		291,000

Loss from continuing operations	(1,241,000)		(1,602,000)	(26,068,000)		(979,000)
(Loss) income from discontinued operations	(5,609,000	)(3)	107,000 (4)	(18,871,000	)(5)	210,000

Net loss	(6,850,000)		(1,495,000)	(44,939,000)		(769,000)
Noncontrolling interests’ share in losses	1,591,000		352,000	52,000		—

Net loss applicable to common shares	$(5,259,000)		$(1,143,000)	$(44,887,000)		$(769,000)

Basic and diluted net loss per common share applicable to common shares	$(0.23)		$(0.05)	$(1.95)		$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	23,028,284		23,028,284	23,028,284		23,039,808

Distributions declared per common share	$—		$—	$0.02		$0.02

	Quarters Ended
	December 31, 2010		September 30, 2010	June 30, 2010		March 31, 2010
Revenues	$1,283,000		$1,510,000	$1,597,000		$1,756,000
Expenses	3,123,000	(6)	1,994,000	1,803,000		1,988,000

Operating loss	(1,840,000)		(484,000)	(206,000)		(232,000)
Interest expense, net	320,000		304,000	267,000		262,000

Loss from continuing operations	(2,160,000)		(788,000)	(473,000)		(494,000)
(Loss) income from discontinued operations	(532,000	)(7)	219,000	580,000		515,000

Net (loss) income	(2,692,000)		(569,000)	107,000		21,000
Noncontrolling interests’ share in losses	2,000		—	—		—

Net (loss) income applicable to common shares	$(2,690,000)		$(569,000)	$107,000		$21,000

Basic and diluted net (loss) income per common share applicable to common shares	$(0.12)		$(0.02)	$0.00		$0.00

Weighted-average number of common shares outstanding:
Basic and diluted	23,049,975		22,880,212	23,003,752		23,003,489

Distributions declared per common share	$0.09		$0.12	$0.12		$0.12

(1)	Included in expenses for the three months ended September 30, 2011 is approximately $0.4 million of real estate impairments.
(2)	Included in expenses for the three months ended June 30, 2011 is approximately $23.2 million of real estate impairments and $1.7 million of notes receivable impairment.
(3)	Included in loss from discontinued operations for the three months ended December 31, 2011 is approximately $5.6 million of real estate impairments.
(4)	Included in income from discontinued operations for the three months ended September 30, 2011 is approximately $0.2 million of real estate impairments.

(5)	Included in loss from discontinued operations for the three months ended June 30, 2011 is approximately $19.1 million of real estate impairment.
(6)	Included in expenses for the three months ended December 31, 2010 is approximately $1.2 million of real estate impairments.
(7)	Included in loss from discontinued operations for the three months ended December 31, 2010 is approximately $0.8 million of real estate impairments.

17. Subsequent Event

On February 13, 2012, we amended our loan agreement with Wells Fargo Bank, extending the maturity date from February 13, 2012 to February 13, 2014. In connection with this amendment, we made a principal payment of $7.5 million, reducing the outstanding principal amount of our obligations under the loan agreement from $14.3 million to $6.8 million as of February 13, 2012, and paid fees and expenses totaling approximately $65,000. The interest rate on the amended loan decreased from 300 basis points over one-month LIBOR to 200 basis points over one-month LIBOR, with the one-month LIBOR floor remaining fixed at 150 basis points. Any amounts repaid under the loan agreement may not be re-borrowed. All other terms of the loan agreement remain in full force and effect.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2011

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2009:
Allowance for doubtful accounts	$316,000	$409,000	$(234,000)	$491,000
Allowance for notes receivable	—	4,626,000	—	4,626,000

	$316,000	$5,035,000	$(234,000)	$5,117,000

Year Ended December 31, 2010:
Allowance for doubtful accounts	$491,000	$10,000	$(90,000)	$411,000
Allowance for notes receivable	4,626,000	—	—	4,626,000

	$5,117,000	$10,000	$(90,000)	$5,037,000

Year Ended December 31, 2011:
Allowance for doubtful accounts	$411,000	$(15,000)	$(164,000)	$232,000
Allowance for notes receivable	4,626,000	1,442,000	(6,068,000)	—

	$5,037,000	$1,427,000	$(6,232,000)	$232,000

S-1

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

				Costs Capitalized Subsequent					Accumulated Depreciation		Date Acquired	Life on which Depreciation in Latest Income Statement
		Initial Cost				Gross Amount Invested				Date
Description	Emcumbrance	Land	Building & Improv.	to Acquisition	Impairment	Land	Building and Improv.	Total		of Construct		is Computed
2111 S. Industrial Park, Tempe, AZ	$—	$589,000	$1,479,000	$53,000	$1,032,000	$—	$—	$—	$—	1974	06/01/06	34 years
Shoemaker Industrial Buildings, Santa Fe Springs, CA	(1)	952,000	1,521,000	39,000	1,250,000	440,000	643,000	1,083,000	27,000	2001	06/30/06	34 years
15172 Goldenwest Circle, Westminister, CA	—	7,186,000	4,335,000	95,000	2,095,000	—	—	—	—	1968	12/01/06	39 years
20100 Western Avenue, Torrance, CA	—	7,775,000	11,265,000	210,000	6,905,000	4,745,000	6,158,000	10,903,000	116,000	2001	12/01/06	39 years
Mack Deer Valley, Phoenix, AZ	—	6,305,000	17,056,000	154,000	9,673,000	—	—	—	—	2005	01/21/07	39 years
Marathon, Tampa Bay, FL	—	979,000	3,562,000	80,000	2,360,000	446,000	1,552,000	1,998,000	108,000	1989-1994	04/02/07	36 years
Pinnacle Peak, Phoenix, AZ	—	6,766,000	13,301,000	—	8,136,000	—	—	—	—	2006	10/02/07	39 years
Orlando Small Bay Portfolio, Orlando, FL	(1)	6,612,000	30,957,000	188,000	11,784,000	4,262,000	17,764,000	22,026,000	393,000	2002-2005	11/15/07	39 years
Monroe North Commerce Center Sanford, FL	6,681,000	1,974,000	12,675,000	296,000	4,530,000	1,303,000	7,775,000	9,078,000	189,000	2002-2005	04/17/08	39 years
1830 S. Santa Fe, Santa Ana, CA	—	825,000	435,000	33,000	425,000	537,000	288,000	825,000	17,000	2010	08/05/10	39 years

Totals	$6,681,000	$39,963,000	$96,586,000	$1,148,000	$48,190,000	$11,733,000	$34,180,000	$45,913,000	$850,000

(1)	The loan agreement with Wells Fargo Bank, National Association is secured by these properties. As of December 31, 2011, the balance related to this loan agreement was $14.4 million.
(a)	The changes in total real estate for the years ended December 31, 2011, 2010 and 2009 are as follows.

	Cost	Accumulated Depreciation
Balance at December 31, 2008	$135,569,000	$(4,104,000)
2009 Impairment of real estate	(2,623,000)	263,000
2009 Additions	171,000	(3,001,000)

Balance at December 31, 2009	$133,117,000	$(6,842,000)
2010 Acquisitions	1,260,000	—
2010 Impairment of real estate	(2,383,000)	363,000
2010 Additions	220,000	(2,936,000)

Balance at December 31, 2010	$132,214,000	$(9,415,000)
2011 Sale of properties	(33,141,000)	722,000
2011 Impairment of real estate	(53,732,000)	9,923,000
2011 Additions	572,000	(2,080,000)

Balance at December 31, 2011	$45,913,000	$(850,000)

(b)	For federal income tax purposes, the aggregate cost of our nine properties is approximately $82.3 million.

S-2

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE CORE PROPERTIES REIT, INC.

Date: March 30, 2012	By:	/s/ Terry G. Roussel
Terry G. Roussel
Chief Executive Officer, President and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2012.

Name	Title

/s/ Terry G. Roussel	Chief Executive Officer and Director
Terry G. Roussel	(Principal Executive Officer)

/s/ Stephen I. Robie	Chief Financial Officer
Stephen I. Robie	(Principal Financial and Accounting Officer)

/s/ Paul Danchik	Director
Paul Danchik

/s/ Jody J. Fouch	Director
Jody J. Fouch

/s/ Daniel L. Johnson	Director
Daniel L. Johnson

EXHIBIT INDEX

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

10.1	Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1).

10.2	Amendment No. 1 to the Amended and Restated Advisory Agreement dated as of August 31, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.3	Amendment No. 2 to the Amended and Restated Advisory Agreement dated as of November 11, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.4	Purchase and Sale Agreement dated as of June 3, 2011 by and between COP-Goldenwest, LLC and the Westminster Redevelopment Agency (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

10.5	Amendment No. 10 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of July 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2011).

10.6	Assumption and Modification Agreement related to the Wells Fargo loan dated August 12, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011)

10.7	Purchase and Sale Agreement made as of August 31, 2011, by and between COP-Deer Valley, LLC, COP-Pinnacle Peak, LLC, and Columbia Industrial Properties Midwest, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2011).

10.8	Purchase and Sale Agreement dated August 31, 2011 by and between the Company and J3 Harmon, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2011).

10.9	Purchase and Sale Agreement made as of October 26, 2011, by and between COP- South Industrial, LLC and Damar Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2011).

10.10	Purchase and Sale Agreement made as of November 10, 2011, by and between COP- Deer Valley, LLC and COP- Pinnacle Peak, LLC and Buchanan Street Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2011).

10.11	Forbearance and First Amendment to Loan Agreement dated as of December 22, 2011 (filed herewith).

10.12	Indemnification Agreement dated December 29, 2011 by and between the Company and Sharon C. Kaiser (filed herewith).

10.13	Indemnification Agreement dated December 29, 2011 by and between the Company and Stephen I. Robie (filed herewith).

10.14	Indemnification Agreement dated December 29, 2011 by and between the Company and Paul Danchik (filed herewith).

10.15	Indemnification Agreement dated December 29, 2011 by and between the Company and Jody Fouch (filed herewith).

10.16	Indemnification Agreement dated December 29, 2011 by and between the Company and Daniel Johnson (filed herewith).

10.17	Indemnification Agreement dated December 29, 2011 by and between the Company and Lee Powell Stedman (filed herewith).

10.18	Second Modification Agreement with Wells Fargo Bank, National Association dated as of February 13, 2012 (filed herewith).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections