Form 10-Q
period 2012-03-31
Cornerstone Core Properties REIT, Inc.
filed 2012-05-15
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 15, 2012, we had 23,028,285 shares issued and outstanding.

PART I — FINANCIAL INFORMATION

FORM 10-Q

Cornerstone Core Properties REIT, Inc.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Cash and cash equivalents	$8,936,000	$17,388,000
Investments in real estate:
Land	11,733,000	11,733,000
Buildings and improvements, net	33,011,000	33,330,000
Intangible lease assets, net	70,000	83,000

Net real estate	44,814,000	45,146,000

Notes receivable, net	908,000	908,000
Note receivable from related party (Note 8)	—	—
Deferred costs and deposits	23,000	27,000
Deferred financing costs, net	74,000	91,000
Tenant and other receivables, net	479,000	567,000
Other assets, net	572,000	625,000
Assets of variable interest entity held for sale	4,263,000	5,372,000

Total assets	$60,069,000	$70,124,000

LIABILITIES AND EQUITY

Notes payable	$13,397,000	$21,070,000
Accounts payable and accrued liabilities	916,000	785,000
Payable to related parties	94,000	20,000
Prepaid rent, security deposits and deferred revenue	412,000	460,000
Intangible lease liabilities, net	34,000	44,000
Liabilities of variable interest entity held for sale	2,273,000	2,119,000

Total liabilities	17,126,000	24,498,000

Commitments and contingencies (Note 14)

Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,028,285 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	23,000	23,000
Additional paid-in capital	116,238,000	116,238,000
Accumulated deficit	(71,128,000)	(68,748,000)

Total stockholders’ equity	45,133,000	47,513,000
Noncontrolling interests	(2,190,000)	(1,887,000)

Total equity	42,943,000	45,626,000

Total liabilities and equity	$60,069,000	$70,124,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental revenues	$798,000	$875,000
Tenant reimbursements and other income	206,000	230,000
Interest income from notes receivable	13,000	159,000

	1,017,000	1,264,000
Expenses:
Property operating and maintenance	354,000	393,000
General and administrative	1,034,000	615,000
Asset management fees and expenses	215,000	415,000
Depreciation and amortization	381,000	530,000

	1,984,000	1,953,000

Operating loss	(967,000)	(689,000)

Interest expense	(266,000)	(291,000)

Loss from continuing operations	(1,233,000)	(980,000)

Discontinued operations:
(Loss) income before impairments	(310,000)	208,000
Impairment of real estate asset held for sale	(1,140,000)	—

(Loss) income from discontinued operations	(1,450,000)	208,000

Net loss	(2,683,000)	(772,000)
Noncontrolling interests’ share in losses	303,000	—

Net loss applicable to common shares	$(2,380,000)	$(772,000)

Basic and diluted (losses) earnings per common share:
Continuing operations	$(0.05)	$(0.04)
Discontinued operations	(0.05)	0.01

Net loss applicable to common shares	$(0.10)	$(0.03)

Weighted average shares used to calculate basic and diluted (losses) earnings per common share	23,028,284	23,039,808

Distributions declared per common share	$—	$0.02

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Common Stock			Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital

Balance — December 31, 2011	23,028,285	$23,000	$116,238,000	$(68,748,000)	$47,513,000	$(1,887,000)	$45,626,000
Issuance of common stock	—	—	—	—	—	—	—
Redeemed shares	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	—
Net loss	—	—	—	(2,380,000)	(2,380,000)	(303,000)	(2,683,000)

Balance — March 31, 2012	23,028,285	$23,000	$116,238,000	$(71,128,000)	$45,133,000	$(2,190,000)	$42,943,000

	Common Stock			Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital

Balance — December 31, 2010	23,074,381	$23,000	$117,520,000	$(16,690,000)	$100,853,000	$117,000	$100,970,000
Issuance of common stock	—	—	—	—	—	—	—
Redeemed shares	(47,146)	—	(369,000)	—	(369,000)	—	(369,000)
Dividends declared	—	—	(454,000)	—	(454,000)	(3,000)	(457,000)
Net loss	—	—	—	(772,000)	(772,000)	—	(772,000)

Balance — March 31, 2011	23,027,235	$23,000	$116,697,000	$(17,462,000)	$99,258,000	$114,000	$99,372,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,683,000)	$(772,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	61,000	84,000
Depreciation and amortization	381,000	833,000
Straight-line rents and amortization of acquired above-market lease intangibles, net	4,000	36,000
Impairment of real estate	1,140,000	—
Provision for bad debt	(6,000)	(15,000)
Change in operating assets and liabilities:
Tenant and other receivables	63,000	103,000
Other assets	(32,000)	(9,000)
Accounts payable and accrued liabilities	287,000	385,000
Payable to related parties, net	74,000	—
Prepaid rent, security deposits and deferred revenue	(89,000)	(164,000)

Net cash (used in) provided by operating activities	(800,000)	481,000

Cash flows from investing activities:
Real estate improvements	(24,000)	(168,000)

Net cash used in investing activities	(24,000)	(168,000)

Cash flows from financing activities:
Redeemed shares	—	(369,000)
Security deposit refunded/received, net	43,000	—
Repayment of notes payable	(7,673,000)	(434,000)
Offering costs	—	(40,000)
Distributions paid to stockholders	—	(454,000)
Distributions paid to noncontrolling interests	—	(3,000)
Deferred financing costs	(44,000)	(17,000)

Net cash used in financing activities	(7,674,000)	(1,317,000)

Net decrease in cash and cash equivalents	(8,498,000)	(1,004,000)

Cash and cash equivalents — beginning of period	17,483,000	2,014,000

Cash and cash equivalents — end of period (including cash of VIE)	$8,985,000	$1,010,000

Cash and cash equivalents of VIE — end of period (see Note 15)	49,000	—

Cash and cash equivalents — end of period	$8,936,000	$1,010,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$266,000	$210,000

Supplemental disclosure of non-cash financing and investing activities:
Accrual for distribution declared	$—	$156,000
Accrued leasing commissions	$2,000	$—
Accrued real estate improvements	$—	$291,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

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

Cornerstone Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership, was formed on November 30, 2004. At March 31, 2012, we owned a 99.88% general partner interest in the Operating Partnership while the Advisor owned a 0.12% limited partnership interest. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. These financial statements include consolidation of a variable interest entity (see Note 9). All intercompany accounts and transactions have been eliminated in consolidation.

2. Public Offerings

On January 6, 2006, we commenced a public offering of a minimum of 125,000 shares and a maximum of 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale to the public (the “Primary Offering”) and 11,000,000 shares for sale pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on June 1, 2009 upon raising gross offering proceeds of approximately $172.7 million from the sale of approximately 21.7 million shares, including shares sold under the distribution reinvestment plan. On June 10, 2009, the U.S. Securities Exchange Commission (the “SEC”) declared our follow-on offering effective and we commenced a follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale to the public (the “Follow-On Offering”) and 21,100,000 shares for sale pursuant to our dividend reinvestment plan. The Primary Offering and Follow-On Offering are collectively referred to as the “Offerings.” We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of our Advisor, to serve as the dealer manager for the Offerings. PCC is responsible for marketing our shares being offered pursuant to the Offerings.

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

Distributions. Effective December 1, 2010, our board of directors resolved to reduce distributions on our common stock to an annualized rate of $0.08 per share (1% based on a share price of $8.00), from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), in order to preserve capital that may be needed for capital improvements, debt repayment or other corporate purposes. Distributions at this rate were declared for the first and second quarters of 2011. In June 2011, the board decided, based on the financial position of the Company, to suspend the declaration of further distributions and to defer the payment of the second quarter 2011 distribution, which was paid in December 2011. No distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

Stock Repurchase Program. After careful consideration of the proceeds that were available from our distribution reinvestment plan in 2010, and an assessment of our expected capital expenditures, tenant improvement costs and other costs and obligations related to our investments, our board of directors concluded that we did not have sufficient funds available to us to prudently fund any redemptions during 2011. Accordingly, our board of directors approved an amendment to our stock repurchase program to suspend redemptions under the program, effective December 31, 2010. We can make no assurances as to when and on what terms redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time based in part on our cash and debt position.

We used the net proceeds from our Primary Offering to invest primarily in multi-tenant industrial real estate located in major metropolitan markets in the United States. If we resume our Follow-On Offering, we intend to use the net proceeds from our Follow-On Offering to acquire additional real estate investments and pay down temporary acquisition financing on our existing assets.

As of March 31, 2012, we had raised $167.1 million of gross proceeds from the sale of 20.9 million shares of our common stock in our Primary Offering and Follow-On Offering and had acquired thirteen properties, four of which were sold during 2011. Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease. Our growth depends, in part, on our ability to increase rental income and other earned income from leases by increasing rental rates and occupancy levels and control operating and other expenses. Our operations are impacted by property-specific, market-specific, general economic and other conditions.

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

3. Summary of Significant Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on various assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the critical accounting policies previously disclosed in that report except as discussed below.

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2011 Annual Report on Form 10-K as filed with the SEC. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Fair Value of Financial Instruments and Fair Value Measurements

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

We generally determine or calculate the fair value of financial instruments using quoted market prices in active markets when such information is available or appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, notes receivable, tenant and other receivables, certain other assets, deferred costs and deposits, accounts payable and accrued liabilities, payable to related parties, prepaid rent, security deposits and deferred revenue, and notes payable. With the exception of notes receivable and notes payable discussed below, we consider the carrying values to approximate fair value for such financial instruments based on Level 1 inputs because of the short period of time between origination of the instruments and their expected payment.

As of March 31, 2012 and December 31, 2011, the fair value of notes receivable was approximately $0.9 million and $0.9 million, compared to the carrying value of approximately $0.9 million and $0.9 million, respectively. The fair value of notes receivable is estimated by discounting the expected cash flows at current market rates at which management believes similar loans would be made. To estimate fair value at March 31, 2012, we discounted the expected cash flows using a rate of 10.00%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of March 31, 2012 and December 31, 2011, the fair value of notes payable was approximately $13.8 million and $21.3 million, compared to the carrying value of approximately $13.4 million and $21.1 million, respectively. The fair value of notes payable is estimated by discounting the contractual cash payments using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value at March 31, 2012, we utilized discount rates ranging from 3.50% to 3.93%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes payable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, including properties classified as held for sale, we were required to adjust the carrying value of certain assets to their estimated fair values as of March 31, 2012 (see Note 4).

The following table summarizes the assets measured at fair value on a nonrecurring basis during the first quarter of 2012:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Net Losses for the Quarter Ended March 31, 2012
Variable interest entity held for sale	$3,760,000	$—	$3,760,000	$—	$(1,140,000)

The variable interest entity held for sale measured at fair value during the first quarter of 2012 is deemed to be a Level 2 asset as we have received a formal offer for the property. We do not believe that this asset is a Level 1 asset as a purchase and sale agreement has not been signed and the potential buyer may opt out of the transaction at its discretion.

At March 31, 2012 and December 31, 2011, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

Reclassification

Assets sold or held for sale and associated liabilities have been reclassified on the condensed consolidated balance sheets and operating results have been reclassified from continuing to discontinued operations.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in this update result in additional fair value measurement and disclosure requirements within U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The Company’s adoption of ASU 2011-04 on January 1, 2012 did not have a significant impact on its consolidated financial condition, results of operations, and/or its disclosures.

4. Investments in Real Estate

As of March 31, 2012, our portfolio consists of nine properties which were approximately 71.4% leased. The following table provides summary information regarding our properties.

Property(1)	Location	Date Purchased	Square Footage	Purchase Price	Debt	March 31, 2012 % Leased

Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	$2,400,000	$—	75.7%

20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	—	51.5%

Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	26.1%

Orlando Small Bay Portfolio:
Carter Commerce Center	Winter Garden, FL	November 15, 2007	49,125			53.4%
Goldenrod Commerce Center	Orlando, FL	November 15, 2007	78,646			85.8%
Hanging Moss Commerce Center	Orlando, FL	November 15, 2007	94,200			80.4%
Monroe South Commerce Center	Sanford, FL	November 15, 2007	172,500			62.6%

			394,471	37,128,000	6,769,000	70.3%

Monroe North Commerce Center	Sanford, FL	April 17, 2008	181,348	14,275,000	6,628,000	97.3%

1830 Santa Fe	Santa Ana, CA	August 5, 2010	12,200	1,315,000	—	100.0%

			775,393	$79,218,000	$13,397,000	71.4%

(1)	The table excludes Sherburne Commons, a variable interest entity for which we became the primary beneficiary and began consolidating their financial results as of June 30, 2011. As of October 19, 2011, Sherburne Commons was classified as held for sale (see Notes 8 and 9).

As of March 31, 2012, adjusted cost and accumulated depreciation and amortization related to investments in real estate and related intangible lease assets and liabilities were as follows:

	Land	Buildings and Improvements	Acquired Above- Market Leases	In-Place Lease Value	Acquired Below- Market Leases
Investments in real estate and related intangible lease assets (liabilities)	$11,733,000	$34,204,000	$1,401,000	$1,181,000	$(620,000)
Less: accumulated depreciation and amortization	—	(1,193,000)	(1,369,000)	(1,143,000)	586,000

Net investments in real estate and related intangible lease assets (liabilities)	$11,733,000	$33,011,000	$32,000	$38,000	$(34,000)

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

Depreciation expense associated with buildings and improvements, including real estate held for sale, for the three months ended March 31, 2012 and 2011 was $0.3 million and $0.7 million, respectively. We are required to make subjective assessments as to the useful lives of our depreciable assets. In making such assessments, we consider each asset’s expected period of future economic benefit to estimate the appropriate useful lives.

Net amortization expense associated with the intangible lease assets and liabilities, including those associated with real estate held for sale, for the three months ended March 31, 2012 and 2011 was $3,000, and $57,000, respectively. Estimated net amortization expense for April 1, 2012 through December 31, 2012 and for each of the five following years ended December 31 is as follows:

Amortization of Intangible Lease Assets
April 1, 2012 to December 31, 2012	$3,000
2013	$19,000
2014	$8,000
2015	$6,000
2016	$—
2017 and thereafter	$—

The estimated useful lives of intangible lease assets range from approximately one month to four years. As of March 31, 2012, the weighted-average amortization period for in-place leases, acquired above-market leases and acquired below-market leases were 1.6 years, 2.4 years and 0.8 years, respectively.

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

We recorded no impairment charges related to properties held and used for the three months ended March 31, 2012 and 2011.

Real Estate Held for Sale

In the fourth quarter of 2011, we reclassified Nantucket Acquisition LLC, a VIE for which we are the primary beneficiary, to real estate held for sale. The financial results for the properties classified as real estate held for sale have been reclassified to discontinued operations for all periods presented (see Note 15).

When assets are classified as held for sale, they are recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. Accordingly, we assessed Sherburne Commons, the property owned by Nantucket Acquisition LLC, to determine whether its carrying value exceeded its estimated fair value, net of estimated selling costs as of March 31, 2012. We estimated fair value, net of estimated selling costs for Sherburne Commons based on a formal offer received from an independent third party to acquire the property. Consequently, we recorded an impairment charge of $1.1 million in the first quarter of 2012. The property is deemed to be a Level 2 asset as our estimate of fair value is based on a non-binding purchase offer. We do not believe that this asset is a Level 1 asset as a purchase and sale agreement has not been signed and the potential buyer may opt out of the transaction at its discretion.

The following table summarizes the assets measured at fair value on a nonrecurring basis as of the quarter ended March 31, 2012:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Net Losses for the Quarter Ended March 31, 2012
Variable interest entity held for sale	$3,760,000	$—	$3,760,000	$—	$(1,140,000)

Leasing Commissions

Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of March 31, 2012 and December 31, 2011, we recorded approximately $0.5 million and $0.4 million in leasing commissions, respectively. Amortization expense for the three months ended March 31, 2012 and 2011 was approximately $30,000 and $32,000, respectively.

5. Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $0.2 million as of March 31, 2012 and December 31, 2011.

6. Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments, notes receivable and the note receivable from related party. Refer to Notes 7 and 8 with regard to credit risk evaluation of notes receivable and the note receivable from related party. Cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements significant changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provided unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of March 31, 2012, we had cash accounts in excess of FDIC-insured limits. We believe this risk is not significant.

As of March 31, 2012, we owned three properties in the state of California and six properties in the state of Florida. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

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

The following table reconciles notes receivable from January 1, 2012 to March 31, 2012 and from January 1, 2011 to March 31, 2011:

	2012	2011
Balance at January 1,	$908,000	$4,000,000
Additions:
Additions to notes receivable	—	—
Deductions:
Notes receivable repayments	—	—
Notes receivable impairments	—	—

Balance at March 31,	$908,000	$4,000,000

As of March 31, 2012 and December 31, 2011, the SHI note receivable had a balance of $0.9 million. For the three months ended March 31, 2012 and 2011, interest income related to the note receivable was $13,000 and $0.1 million, respectively. We determined that Servant is not a variable interest entity and there is no requirement to include this entity in our condensed consolidated balance sheets and condensed consolidated statements of operations.

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

Leasing activity at Sherburne Commons has been lower than originally anticipated and to preserve cash flow for operating requirements, the borrower suspended interest payments to us beginning in the first quarter of 2011. Consequently, we began recognizing interest income on a cash basis commencing in the first quarter of 2011. For the three months ended March 31, 2012 and 2011, interest income recognized on the note was $0 and $59,000, respectively.

In the second and fourth quarter of 2011 and the first quarter of 2012, the loan balance was increased by $0.3 million, $0.2 million and $0.1 million, respectively, to provide funds to meet Sherburne Commons’ operating shortfalls. It is anticipated that additional disbursements may be required while efforts are made to increase occupancy and evaluate other alternatives to maximize the value of the property, including the potential disposition of the property.

Nantucket Acquisition is considered a variable interest entity because the equity owners of Nantucket Acquisition do not have sufficient equity at risk. Due to the suspension of interest payments by the borrower, we issued a notice of default to the borrower on June 30, 2011 and determined that we were the primary beneficiary of the VIE due to our enhanced ability to direct the activities of the VIE. The primary beneficiary of a VIE is required to consolidate the operations of the VIE. Consequently, we have consolidated the operations of the VIE as of June 30, 2011 and, accordingly, eliminated the note receivable from related party balance in consolidation (see Note 9).

As of October 19, 2011, the Sherburne Commons property met the requirements for reclassification to real estate held for sale. Consequently, the related assets and liabilities of the property are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale, respectively, on our condensed consolidated balance sheets. Operating results for the property have been reclassified to discontinued operations on our condensed consolidated statements of operations for the three months ended March 31, 2012.

On a quarterly basis, we evaluate the collectability of our note receivable from related party. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows from operations. For the three months ended March 31, 2012, we recorded an impairment charge of $1.1 million attributed to the variable interest entity held for sale (see Note 9). For the three months ended March 31, 2011, we did not record any impairment on the note receivable from related party.

The following table reconciles the note receivable from related party from January 1, 2012 to March 31, 2012 and from January 1, 2011 to March 31, 2011:

	2012	2011
Balance at January 1,	$—	$8,000,000
Additions:
Additions to note receivable from related party	125,000	—
Deductions:
Repayments of note receivable from related party	—	—
Elimination of balance in consolidation of VIE	(125,000)	—

Balance at March 31,	$—	$8,000,000

9. Consolidation of Variable Interest Entity

GAAP requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

As of March 31, 2012, we had a variable interest in one VIE in the form of a note receivable from Nantucket Acquisition in the amount of $8.7 million (see Note 8).

As a result of our issuing a notice of default with respect to the note, we determined that we were the primary beneficiary of the VIE. Therefore, we consolidated the operations of the VIE beginning June 30, 2011. Assets of the VIE may only be used to settle obligations of the VIE and creditors of the VIE have no recourse to the general credit of the Company.

As of October 19, 2011, the Sherburne Commons property was reclassified to real estate held for sale. Consequently, the related assets and liabilities of the property were classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale on our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011. Operating results for the property have been reclassified to discontinued operations on our condensed consolidated statement of operations for the three months ended March 31, 2012.

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

Since the fourth quarter of 2011, the Sherburne Commons property has been actively marketed to prospective third-party buyers. In the first quarter of 2012, we received a formal offer from an independent third party to acquire the property. Based upon this evidence and management’s plan to sell the property, we determined that the offer approximates fair value. Consequently, we recorded an impairment charge of $1.1 million in the first quarter of 2012. Currently, the property is deemed to be a Level 2 asset as our estimate of fair value is based on a non-binding purchase offer. We do not believe that this asset is a Level 1 asset as a purchase and sale agreement has not been signed and the potential buyer may opt out of the transaction at its discretion.

10. Payable to Related Parties

Payable to related parties at March 31, 2012 and December 31, 2011 consists of expense reimbursements payable to the Advisor.

11. Equity

Common Stock

Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of March 31, 2012 and December 31, 2011, we had cumulatively issued approximately 20.9 million shares of common stock for a total of $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. On November 23, 2010, we stopped making and accepting offers to purchase shares of our stock (see Note 2).

Distributions

Distributions paid to stockholders for the three months ended March 31, 2012 and 2011 were approximately $0 and $0.5 million, respectively, all of which was paid in cash. Total cash distributions paid for the three months ended March 31, 2011 were 100% funded from cash provided by operating activities.

We adopted a distribution reinvestment plan that allows our stockholders to have their distributions invested in additional shares of our common stock. We have registered 21,100,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share. As of March 31, 2012 and December 31, 2011, approximately 2.3 million shares had been issued under the distribution reinvestment plan. On November 23, 2010, our board of directors adopted a resolution to suspend the distribution reinvestment plan indefinitely effective December 14, 2010. As a result, distributions were paid entirely in cash during the period December 14, 2010 and March 31, 2011. Commencing with the April 2011 distributions, the board elected to pay distributions on a quarterly basis. However, due to cash constraints, the board elected to defer the second quarter 2011 distribution payment until the Company’s cash position improves. The second quarter distribution of $0.5 million was paid in the fourth quarter of 2011. We cannot provide any assurance as to if or when we will resume our distribution reinvestment plan.

The following table shows the distributions declared during the three months ended March 31, 2012 and 2011:

	Distributions Declared(2)			Cash Flows Provided by (Used in) Operating
Period	Cash	Reinvested	Total	Activities
First quarter 2011(1)	$454,000	$—	$454,000	$481,000
First quarter 2012	$—	$—	$—	$(800,000)

(1)	100% of the distributions declared during the three months ended March 31, 2011 represented a return of capital for federal income tax purposes.
(2)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds.

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

From our inception in October 2004 through March 31, 2012, we declared aggregate distributions of $32.8 million. Our cumulative net loss and cumulative net cash provided by operating activities during the same period were $71.1 million and $3.9 million, respectively.

Stock Repurchase Program

On November 23, 2010, our board of directors concluded that we would not have sufficient funds available to us to continue funding share repurchases. Accordingly, our board of directors suspended repurchases under the program effective December 31, 2010. In January 2011, repurchases due to the death of a shareholder that were requested in 2010, prior to the suspension of the stock repurchase program were funded. We can make no assurance as to when and on what terms redemptions will resume. Our board has the authority to resume, suspend again, or terminate the share redemption program at any time upon 30 days written notice to our stockholders. Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources.

During the three months ended March 31, 2012, we did not redeem any shares pursuant to our stock repurchase program. We have received requests to redeem 7,243 shares during the three months ended March 31, 2012. However, due to the current suspension of the stock repurchase program, we were not able to fulfill any of these requests.

During the three months ended March 31, 2011, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January 2011(1)	46,096	$7.99
February 2011	—	$—
March 2011	—	$—

46,096

(1)	In January 2011, share redemptions due to the death of a shareholder that were requested in 2010, prior to the suspension of the stock repurchase program, and were made under the program.

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

Effective January 1, 2006, we adopted the provisions of FASB ASC 718-10, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. As of March 31, 2012, we had granted to our independent, non-employee directors nonqualified stock options to purchase an aggregate of 80,000 shares of common stock, at an exercise price of $8.00 per share. Of these shares, 15,000 shares lapsed and were canceled on November 8, 2008 due to the resignation of one director from the board of directors on August 6, 2008.

Outstanding stock options became immediately exercisable in full on the grant date, will expire ten years after their grant date, and have no intrinsic value as of March 31, 2012. We did not incur any non-cash compensation expense for the three months ended March 31, 2012 and 2011, respectively. No stock options were exercised or canceled during the three months ended March 31, 2012 and 2011, respectively. We record compensation expense for non-employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. These assumptions include the risk-free interest rate, the expected life of the options and the expected stock price volatility over the expected life of the options, and the expected distribution yield. Compensation expense for employee stock options is recognized ratably over the vesting term.

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

In connection with the registration of the shares in our Follow-On Offering, we have suspended the issuance of options to our independent, non-employee directors under the Plan, and we do not expect to issue additional options to our independent, non-employee directors pursuant to our offering.

Our equity compensation plan information as of March 31, 2012 and December 31, 2011 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	65,000	$8.00	See footnote	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	65,000	$8.00	See footnote	(1)

(1)	Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to ten percent (10%) of our outstanding common stock. The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000. As of March 31, 2012 and December 31, 2011, there were approximately 23.0 million shares of our common stock issued and outstanding.

12. Related Party Transactions

Our company has no employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. We have an Advisory Agreement with the Advisor and a dealer manager agreement with PCC which entitle the Advisor and PCC to specified fees upon the provision of certain services with regard to the Offerings and investment of funds in real estate projects, among other services, as well as reimbursement for organizational and offering costs incurred by the Advisor and PCC on our behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to us.

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

As of March 31, 2012 and December 31, 2011, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.6 million and $5.6 million, respectively, including approximately $0.1 million of organizational costs that were expensed and approximately $5.5 million of offering costs which reduce net proceeds of our offerings. Of this amount, $4.4 million reduced the net proceeds of our Primary Offering and $1.1 million reduced the net proceeds of our Follow-On Offering.

Acquisition Fees and Expenses. The Advisory Agreement requires us to pay the Advisor acquisition fees in an amount equal to 2.0% of the gross proceeds from our Offerings. We have paid the acquisition fees upon receipt of the gross proceeds from our Primary Offering and Follow-On Offering (excluding gross proceeds related to sales pursuant to our distribution reinvestment plan). However, if the Advisory Agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the three months ended March 31, 2012 and 2011, the Advisor earned no acquisition fees.

Management Fees and Expenses. Prior to October 1, 2011, the Advisory Agreement required us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the Average Invested Assets (as defined in the Advisory Agreement). For the three months ended March 31, 2012 and 2011, the Advisor earned $0.2 million and $0.4 million, respectively, of asset management fees which were expensed and included in asset management fees and expenses in our condensed consolidated statements of operations. On August 31, 2011, we amended the Advisory Agreement to provide that, beginning on October 1, 2011, the asset management fee payable by us to our Advisor shall be reduced to a monthly rate of one-twelfth of 0.75% of our Average Invested Assets, as defined above.

In addition, we reimburse the Advisor for the direct and indirect costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf. These fees and expenses are in addition to management fees that we pay to third-party property managers. For the three months ended March 31, 2012 and 2011, the Advisor was reimbursed $44,000 and $45,000, respectively, of such direct and indirect costs and expenses incurred on our behalf, which are included in asset management fees and expenses in our condensed consolidated statements of operations.

Operating Expenses. The Advisory Agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us. For the three months ended March 31, 2012 and 2011, $0.3 million and $0.2 million of such costs, respectively, were reimbursed and are included in general and administrative expenses in our condensed consolidated statements of operations.

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

As previously disclosed, for the periods ended March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011, our board of directors conditioned its findings that Excess Amounts for such periods were justified upon the Advisor agreeing to carry over such Excess Amounts and include them in total operating expenses in subsequent periods for purposes of the 2%/25% Test, with any waiver of such amounts being dependent on our Advisor’s satisfactory progress with respect to executing a strategic alternative to be chosen by the independent directors. Accordingly, for the seven-fiscal-quarter period ended December 31, 2011, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $7.1 million and incurred an Excess Amount of approximately $4.3 million during the seven quarters ended December 31, 2011, which has been carried over and included in the total operating expenses for the eight-fiscal-quarter period ended March 31, 2012 for purposes of the 2%/25% Test.

For the eight-fiscal-quarter period ended March 31, 2012, our total operating expenses again exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $8.3 million and incurred an Excess Amount of approximately $5.7 million during the eight quarters ended March 31, 2012. Our board of directors (including a majority of our independent directors) has determined that this Excess Amount is justified as unusual because of our small size (for a public reporting company) and non-recurring because of (i) the Advisor’s current progress toward developing strategic alternatives for consideration by the independent directors, and (ii) the independent directors committee’s continuing progress towards negotiating reductions in ongoing fees and expenses payable to the Advisor pursuant to the Amended and Restated Advisory Agreement. However, notwithstanding such justification, and as a condition to such justification, the Advisor has again agreed that the Excess Amount for the eight-fiscal-quarter period ended March 31, 2012 shall be carried over and included in total operating expenses in subsequent periods, with any waiver dependent on our Advisor’s satisfactory progress with respect to executing a strategic alternative to be chosen by the independent directors.

Property Management Fees. The Advisory Agreement provides that if we retain our Advisor or an affiliate to manage and lease some of our properties, we will pay a market-based property management fee or property leasing fee, which may include reimbursement of our Advisor’s or affiliate’s personnel costs and other costs of managing the properties. For the three months ended March 31, 2012 and 2011, the Advisor earned approximately $2,000 and $5,000, respectively, of such property management fees. These costs are included in property operating and maintenance expenses in our condensed consolidated statements of operations.

Disposition Fee. Prior to the second amendment to the Amended and Restated Advisory Agreement executed on November 11, 2011, the Advisory Agreement provided that if the Advisor or its affiliates provide a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the Advisor or such affiliate a disposition fee up to 3% of the sales price of such property or properties upon closing. This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. We will pay the disposition fees for a property at the time the property is sold. For the three months ended March 31, 2012 and 2011, the Advisor did not earn and we did not incur any of such fees. Subsequent to November 11, 2011, the disposition fee was changed from up to 3% of the sales price of properties sold to up to 1% of the sales price of properties sold if the Advisor or its affiliates provide a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors).

Subordinated Participation Provisions. The Advisor is entitled to receive a subordinated participation upon the sale of our properties, listing of our common stock or termination of the Advisor, as follows:

•

After stockholders have received cumulative distributions equal to $8.00 per share (less any returns of capital) plus cumulative, non-compounded annual returns on net invested capital, the Advisor will be paid a subordinated participation in net sale proceeds ranging from a low of 5% of net sales proceeds provided investors have earned annualized returns of 6% to a high of 15% of net sales proceeds if investors have earned annualized returns of 10% or more.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive sales commissions of up to 7% of gross proceeds from sales in our Offerings. PCC, as dealer manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Offerings. The dealer manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Offerings. The Advisory Agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) are in excess of 13.5% of gross proceeds from the Offerings when combined with the shares sold under the related distribution reinvestment plan. For the three months ended March 31, 2012 and 2011, our dealer manager earned no sales commissions and dealer manager fees. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheets.

13. Notes Payable

We have total debt obligations of $13.4 million that will mature in February and November of 2014. In connection with our notes payable, we incurred financing costs totaling approximately $0.4 million and $0.9 million, as of March 31, 2012 and December 31, 2011, respectively. These financing costs have been capitalized and are being amortized over the life of their respective financing agreements. For the three months ended March 31, 2012 and 2011, approximately $61,000 and $84,000, respectively, of deferred financing costs were amortized and included in interest expense in our condensed consolidated statements of operations.

HSH Nordbank AG

We amended our credit agreement with HSH Nordbank AG, New York Branch (“HSH Nordbank”) in a series of amendments extending the credit facility maturity date from September 20, 2010 to December 16, 2011. As a part of these amendments, we made a principal reduction payment and paid extension fees.

The July 2011 amendment to this credit agreement extended the maturity date from September 30, 2011 to December 16, 2011 and increased the margin spread over LIBOR from a range of 350 to 375 basis points to a fixed 375 basis points from June 1, 2011 to September 30, 2011 and to 400 basis points from October 1, 2011 to the maturity date. Additionally, this amendment eliminated our requirement to make principal reduction payments of $0.3 million in July, August, and September 2011, respectively. In connection with this extension and the sale of the Goldenwest property (see Note 15), we made a principal payment of $7.8 million.

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

On December 22, 2011, in connection with the sale of the 2111 South Industrial Park property (see Note 15), we made a principal payment of approximately $0.9 million.

On February 13, 2012, we amended our loan agreement with Wells Fargo Bank, extending the maturity date from February 13, 2012 to February 13, 2014. In connection with this amendment, we made a principal payment of $7.5 million and paid fees and expenses totaling approximately $65,000. The interest rate on the amended loan decreased from 300 basis points over one-month LIBOR to 200 basis points over one-month LIBOR, with the one-month LIBOR floor remaining fixed at 150 basis points. Any amounts repaid under the loan agreement may not be re-borrowed. All other terms of the loan agreement remain in full force and effect.

As of March 31, 2012 and December 31, 2011, we had net borrowings of approximately $6.8 million and $14.4 million under the loan agreement, respectively. The weighted average interest rate as of March 31, 2012 and December 31, 2011 was 4.01% and 2.54%, respectively. The loan agreement contains various reporting covenants, including providing periodic balance sheets, statements of income and expenses of borrower and each guarantor, statements of income and expenses and changes in financial position of each secured property and cash flow statements of borrower and each guarantor. As of March 31, 2012, we were in compliance with all financial covenants.

The principal payments due on the Wells Fargo Bank loan for April 1, 2012 to December 31, 2012 and for each of the five following years ended December 31 is as follows:

Year	Principal Amount
April 1, 2012 to December 31, 2012	$270,000
2013	$360,000
2014	$6,139,000
2015	$—
2016	$—
2017 and thereafter	$—

Transamerica Life Insurance Company

In connection with our acquisition of Monroe North Commerce Center, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”). Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica secured mortgage loan. The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum. As of March 31, 2012 and December 31, 2011, we have an outstanding balance of approximately $6.6 million and $6.7 million, respectively, under this loan agreement. This Loan Assumption Agreement contains various reporting covenants including an annual income statement, rent roll, operating budget and narrative summary of leasing prospects for vacant spaces. As of March 31, 2012, we were in compliance with all reporting covenants. The monthly payment on this loan is approximately $50,370. During the three months ended March 31, 2012 and 2011, we incurred $0.1 million and $0.1 million of interest expense, respectively, related to this loan agreement.

The principal payments due on the Monroe North Commerce Center mortgage loan for April 1, 2012 to December 31, 2012 and for each of the five following years ended December 31 is as follows:

Year	Principal Amount
April 1, 2012 to December 31, 2012	$164,000
2013	$230,000
2014	$6,234,000
2015	$—
2016	$—
2017 and thereafter	$—

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

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial condition, results of operations, and cash flows. We are also subject to contingent losses related to the notes receivable and the note receivable from related party. For further details see Note 7 and 8. We are not presently subject to any material litigation nor, to our knowledge, any material litigation threatened against us which if determined unfavorably to us would have a material effect on our consolidated financial statements.

15. Discontinued Operations

Divestitures

In accordance with FASB ASC 360-10, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

On June 14, 2011, one of our wholly-owned subsidiaries sold the Goldenwest property to Westminster Redevelopment Agency, a non-related party, for a purchase price of $9.4 million. Approximately $7.8 million in proceeds from the sale were used to pay down a portion of the HSH Nordbank credit facility. The operations of Goldenwest are presented in discontinued operations on our condensed consolidated statement of operations for the three months ended March 31, 2011.

On November 28, 2011, two of our wholly-owned subsidiaries sold the Mack Deer Valley and Pinnacle Park Business Center properties to a non-related party for a purchase price of $23.9 million. The proceeds were used, in part, to pay down the entire balance of the HSH Nordbank credit facility. The operations of these properties are presented in discontinued operations on our condensed consolidated statement of operations for the three months ended March 31, 2011.

On December 22, 2011, our wholly-owned subsidiary sold the 2111 South Industrial Park property for a purchase price of $0.9 million. A loss on sale of $29,000 was recognized in the fourth quarter of 2011. The proceeds were used to pay down the Well Fargo loan. The operations of this property are presented in discontinued operations on our condensed consolidated statement of operations for the three months ended March 31, 2011.

Properties Held for Sale

In the fourth quarter of 2011, our board of directors authorized us to actively market the Sherburne Commons property, a VIE that we began consolidating on June 30, 2011 (see Note 9).

The assets and liabilities of properties for which we have initiated plans to sell, but have not yet sold as of March 31, 2012 and December 31, 2011 have been classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale on the accompanying condensed consolidated balance sheets. As of March 31, 2012 and December 31, 2011, this represents the assets and liabilities of the Sherburne Commons property. The results of operations for the variable interest entity held for sale have been presented in discontinued operations on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2012.

The following is a summary of the components of (loss) income from discontinued operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Rental revenues, tenant reimbursements and other income	$390,000	$880,000
Operating expenses, real estate taxes, and interest expense	(700,000)	(369,000)
Depreciation and amortization	—	(303,000)
Impairment of real estate	(1,140,000)	—

(Loss) income from discontinued operations	$(1,450,000)	$208,000

FASB ASC 360-10 requires that assets classified as held for sale be carried at the lesser of their carrying amount or estimated fair value, less estimated selling costs. Accordingly, we recorded an impairment charge of $1.1 million in the first quarter of 2012 to record the Sherburne Commons property at its estimated fair value, less estimated selling costs (see Notes 4 and 9).

The following table presents balance sheet information for the properties classified as held for sale as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Assets of variable interest entity held for sale:
Cash and cash equivalents	$49,000	$95,000
Investments in real estate, net	3,906,000	5,045,000
Accounts receivable, inventory and other assets	308,000	232,000

Assets of variable interest entity held for sale	$4,263,000	$5,372,000

Liabilities of variable interest entity held for sale:
Note payable	$1,332,000	$1,332,000
Loan payable	196,000	127,000
Accounts payable and accrued liabilities	417,000	373,000
Intangible lease liabilities, net	145,000	145,000
Interest payable	183,000	142,000

Liabilities of variable interest entity held for sale	$2,273,000	$2,119,000

16. Segment Reporting

ASC 280-10, “Segment Reporting,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of and for the three months ended March 31, 2012, we report our operations under one reportable segment: Industrial. Our Industrial segment consists of nine multi-tenant industrial properties offering a combination of warehouse and office space adaptable to a broad range of tenants and uses typically catering to local and regional businesses.

We evaluate performance of the combined properties based on net operating income (“NOI”). NOI is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

The following table reconciles NOI from net loss for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net loss	$(2,683,000)	$(772,000)
Interest income from notes receivable	(13,000)	(159,000)
General and administrative	1,034,000	615,000
Asset management fees and expenses	215,000	415,000
Depreciation and amortization	381,000	530,000
Interest expense	266,000	291,000
Loss (income) from discontinued operations	1,450,000	(208,000)

Net operating income	$650,000	$712,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part II, Item 1A herein and Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Distributions. Effective December 1, 2010, our board of directors resolved to reduce distributions on our common stock to an annualized rate of $0.08 per share (1% based on a share price of $8.00), from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), in order to preserve capital that may be needed for capital improvements, debt repayment or other corporate purposes. Distributions at this rate were declared for the first and second quarters of 2011. Further, in June 2011, the board decided, based on the financial position of the Company, to suspend the declaration of further distributions and to defer the payment of the second quarter 2011 distribution, which was paid in December 2011. No distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

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

As of March 31, 2012, we had raised $167.1 million of gross proceeds from the sale of 20.9 million shares of our common stock in our initial public offering and follow-on offering and had acquired thirteen properties, four of which were sold during 2011. Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease. Our growth depends, in part, on our ability to increase rental income and other earned income from leases by increasing rental rates and occupancy levels and control operating and other expenses. Our operations are impacted by property-specific, market-specific, general economic and other conditions.

Our board of directors continues to evaluate and implement strategic alternatives to reposition the company and preserve and increase shareholders’ value. Specifically, we sold the Goldenwest property in June 2011 for gross proceeds of $9.4 million and made a principal payment of $7.8 million on the HSH Nordbank credit facility. Additionally, we sold the Mack Deer Valley and Pinnacle Park Business Center properties in November 2011 for gross proceeds of approximately $23.9 million. The proceeds were used, in part, to pay down the remaining balance of the HSH Nordbank credit facility. In December 2011, we sold the 2111 South Industrial Park property for gross proceeds of $0.9 million. The proceeds were used to pay down the Wells Fargo Bank, National Association loan. Furthermore, in February 2012, we amended our loan agreement with Wells Fargo Bank, National Association. The amendment, executed upon our making a $7.5 million principal payment, extended the maturity date of the loan from February 13, 2012 to February 13, 2014 and reduced the interest rate from 300 basis points over one-month LIBOR to 200 basis points over one-month LIBOR, with the LIBOR floor remaining fixed at 150 basis points (see Note 13). We are continuing to pursue options for repaying our debt, including asset sales.

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

Despite recent positive economic indicators, both the national and most global economies have experienced continued volatility throughout 2010, 2011 and during the first quarter of 2012. These conditions, combined with stagnant business activity and low consumer confidence, have resulted in a challenging operating environment.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC except as discussed in Note 3 to our financial statements contained in this report.

Results of Operations

As of March 31, 2012, we owned nine properties. During 2011, we owned thirteen properties, four of which were sold during the course of the year. These properties were acquired from June 2006 through August 2010. During 2011, we owned nine properties for a full year, one property for five and one-half months, two properties for eleven months, and one property for eleven and one-half months. In June 2011, we sold the Goldenwest property for gross proceeds of approximately $9.4 million. In November 2011, we sold the Mack Deer Valley and Pinnacle Park Business Center properties for gross proceeds of approximately $23.9 million. In December 2011, we sold the 2111 South Industrial Park property for gross proceeds of $0.9 million.

In October 2011, we reclassified the Sherburne Commons property as held for sale (see Note 9) and the results of its operations have been reported in discontinued operations.

Three months ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Rental revenues, tenant reimbursements & other income	$1,004,000	$1,105,000	$(101,000)	(9.1%)
Property operating and maintenance	(354,000)	(393,000)	39,000	(9.9%)

Net operating income(1)	650,000	712,000	(62,000)	(8.7%)

Interest income from notes receivable	13,000	159,000	(146,000)	(91.8%)
General and administrative	(1,034,000)	(615,000)	(419,000)	68.1%
Asset management fees and expenses	(215,000)	(415,000)	200,000	(48.2%)
Depreciation and amortization	(381,000)	(530,000)	149,000	(28.1%)
Interest expense	(266,000)	(291,000)	25,000	(8.6%)

Loss from continuing operations	(1,233,000)	(980,000)	(253,000)	25.8%
(Loss) income from discontinued operations	(1,450,000)	208,000	(1,658,000)	(797.1%)

Net loss	(2,683,000)	(772,000)	(1,911,000)	247.5%
Noncontrolling interests’ share in losses	303,000	—	303,000	N/A

Net loss applicable to common shares	$(2,380,000)	$(772,000)	$(1,608,000)	208.3%

(1)

Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI. See Note 16 for a summary table reconciling NOI from net loss.

Rental revenues, tenant reimbursements and other income decreased to $1.0 million for the three months ended March 31, 2012 from $1.1 million for the three months ended March 31, 2011. The decrease is primarily due to lower overall occupancy rates, lower average lease rental rates and longer lease-up periods for vacant space as a result of the current economic environment.

Property operating and maintenance expense was $0.3 million for the three months ended March 31, 2012 compared to $0.4 million for the three months ended March 31, 2011. The decrease was primarily due to lower property taxes, insurance, legal collection fees and consultants, partially offset by higher property management expense and a lower reversal of bad debt expense as the first quarter of 2011 benefited from the substantial collection of previously reserved tenant receivables, while only a small recovery was received in the first quarter of 2012.

Interest income from notes receivable decreased to $13,000 for the three months ended March 31, 2012 from $0.2 million for the three months ended March 31, 2011 primarily due to the lower outstanding balance for the Servant Healthcare Investments, LLC note (see Note 7) resulting in approximately $87,000 less interest income and non-payment of interest on the Nantucket Acquisition LLC loan in 2012 compared to approximately $50,000 in interest income for the three months ended March 31, 2011.

General and administrative expenses increased to $1.0 million for the three months ended March 31, 2012 from $0.6 million for the three months ended March 31, 2011. The increase is primarily due to increased legal fees, audit fees, professional fees, allocations, and regulatory filing costs.

Asset management fees decreased to $0.2 million for the three months ended March 31, 2012 from $0.4 million for the three months ended March 31, 2011. The lower asset management fees are attributed to the sale of four properties in 2011 combined with a reduction in the annual asset management fee basis from 1.0% to 0.75% of the Average Invested Assets (as defined in the Advisory Agreement).

Depreciation and amortization decreased to $0.4 million for the three months ended March 31, 2012 from $0.5 million for the three months ended March 31, 2011 largely as a result of property impairments recorded in the second quarter of 2011.

Interest expense experienced a small decrease for the three months ended March 31, 2012 from $0.3 million for the three months ended March 31, 2011. The decrease is primarily due to lowering our overall outstanding principal balance of our debt obligations as a result of the $13.1 million repayment of the HSH Nordbank credit facility in 2011 and principal repayments on the Wells Fargo Bank loan of $2.9 million during 2011 and $7.5 million during the first quarter of 2012, partially offset by increasing interest rates during 2011 as a result of the HSH Nordbank and Wells Fargo Bank note extensions and related amortization of deferred financing costs associated with each extension.

The (loss) income from discontinued operations represents the results of operations for properties sold and/or classified as held for sale in accordance with ASC 360-10, Property, Plant and Equipment. Additionally, all prior periods presented for these properties were reclassified to discontinued operations for presentation purposes. During 2011, we sold our 15172 Goldenwest Circle, Mack Deer Valley, Pinnacle Park Business Center, and 2111 South Industrial Park properties to third parties and classified our VIE as held for sale. The loss from discontinued operations was $1.5 million for the three months ended March 31, 2012 compared to income from discontinued operations of $0.2 million for the three months ended March 31, 2011. The change is primarily attributed to operating losses and a $1.1 million impairment of our VIE held for sale during the three months ended March 31, 2012 compared to net income earned during the three months ended March 31, 2011 from the four properties which were sold in later months of 2011.

Liquidity and Capital Resources

On November 23, 2010, our board of directors made a decision to stop making or accepting offers to purchase shares of our stock in our follow-on offering while evaluating strategic alternatives to maximize value and preserve the capital of our stockholders. During this time, we expect the primary sources of cash to be rental revenues, tenant reimbursements and interest income. In addition, we may receive sources of cash through the sale of additional properties. We expect our primary uses of cash to be for the repayment of principal on notes payable, funding of future acquisitions, payment of tenant improvements and leasing commissions, operating expenses, interest expense on outstanding indebtedness, advances to our VIE to fund operating shortfalls, and cash distributions. Operating expenses are expected to exceed operating revenues over the next twelve months. We plan to fund this operating shortfall from available cash and the net proceeds from property sales.

On January 6, 2006, we commenced an initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on June 1, 2009. On June 10, 2009, we commenced a follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale pursuant to a primary offering and 21,100,000 shares for sale pursuant to our dividend reinvestment plan. As of March 31, 2012, a total of approximately 20.9 million shares of our common stock had been sold in our combined offerings for aggregate gross proceeds of approximately $167.1 million. Our board of directors is currently evaluating strategic alternatives for our follow-on offering, but we do not expect our follow-on offering to be a material source of capital until such evaluation is completed.

As of March 31, 2012, we had approximately $8.9 million in cash and cash equivalents on hand.

Credit Facilities and Loan Agreements

As of March 31, 2012, we had total debt obligations of $13.4 million that mature in February and November of 2014. Of this amount, $6.8 million was outstanding on a loan agreement with Wells Fargo Bank, National Association (“Wells Fargo Bank”) and $6.6 million was outstanding on a loan agreement with Transamerica Life Insurance Company.

On November 28, 2011, the HSH Nordbank credit facility was repaid in its entirety with proceeds from the sale of the Mack Deer Valley and Pinnacle Park Business Center properties (see Notes 13 and 15).

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

Short Term Liquidity Requirements

In addition to the capital requirements for recurring capital expenditures, tenant improvements and leasing commissions, we may incur expenditures for future acquisitions and/or renovations of our existing properties, such as increasing the size of the properties by developing additional rentable square feet and/or making the space more appealing to potential industrial tenants.

We sold three properties in the fourth quarter of 2011 and currently have one property listed for sale to monetize our interest in our VIE, and we amended our loan agreement with Wells Fargo Bank in February 2012. We continue to pursue options for repaying our debt obligations, including asset sales. We believe that our cash and cash equivalents totaling $8.9 million as of March 31, 2012 will allow us to meet our obligations during the twelve months ending March 31, 2013. We expect to fund our short-term liquidity requirements primarily from available cash and future net sales proceeds.

Distributions

Effective December 1, 2010, our board of directors resolved to reduce distributions on our common stock to an annualized rate of $0.08 per share (1% based on a share price of $8.00), from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), in order to preserve capital that may be needed for capital improvements, debt repayment or other corporate purposes. Distributions at this rate were declared for the first and second quarters of 2011. In June 2011, the board decided, based on the financial position of the Company, to suspend the declaration of further distributions and to defer the payment of the second quarter 2011 distribution, which was paid in December 2011. No distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

The following table shows the distributions declared during the three months ended March 31, 2012 and 2011:

					Cash flows Provided by (Used in) Operating Activities
	Distributions Declared(2)			Funds from Operations
Period	Cash	Reinvested	Total
First quarter 2011(1)	$454,000	$—	$454,000	$61,000	$481,000
First quarter 2012	$—	$—	$—	$(859,000)	$(800,000)

(1)	100% of the distributions declared during the three months ended March 31, 2011 represented a return of capital for federal income tax purposes.
(2)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds.

From our inception in October 2004 through March 31, 2012, we declared aggregate distributions of $32.8 million. Our cumulative net loss and cumulative net cash provided by operating activities during the same period were $71.1 million and $3.9 million, respectively.

Organization and offering costs

As of March 31, 2012, our Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $5.6 million, including approximately $0.1 million of organizational costs that were expensed and approximately $5.5 million of offering costs which reduced the net proceeds of our offerings. Of this amount, $4.4 million reduced the net proceeds of our initial public offering and $1.1 million reduced the net proceeds of our follow-on offering.

In no event will we have any obligation to reimburse the Advisor for these costs totaling in excess of 3.5% of the gross proceeds from our public offerings at the conclusion of the offerings. As of March 31, 2012 we had reimbursed our Advisor a total of $4.5 million in organizational and offering costs for our initial public offering and $1.1 million in organizational and offering costs for our follow-on offering.

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

NAREIT recently issued updated reporting guidance that directs companies, for their computation of NAREIT FFO, to exclude impairments of depreciable real estate when write-downs are driven by measurable decreases in the fair value of real estate holdings. Previously, the Company’s calculation of FFO (consistent with NAREIT’s previous guidance) did not exclude impairments of, or related to, depreciable real estate. Consistent with this current NAREIT reporting guidance, the Company has restated its 2011 FFO amount.

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

•

Impairment charges. Impairment charges relate to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and the specific performance of the holding, which may not be directly attributable to our current operating performance. As these losses relate to underlying long-term assets and liabilities, excluding real estate, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated losses. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to the sustainability of rental rates, occupancy and other core operating fundamentals.

FFO and MFFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Both FFO and MFFO should be reviewed along with other GAAP measurements. Our FFO and MFFO, as presented, may not be comparable to amounts calculated by other REITs.

The following is a reconciliation from net loss applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO and MFFO for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Net loss applicable to common shares	$(2,380,000)	$(772,000)

Adjustments:
Depreciation and amortization of real estate assets:
Continuing operations	381,000	530,000
Discontinued operations	—	303,000

Impairment of real estate assets:
Continuing operations	—	—
Discontinued operations	1,140,000	—

Noncontrolling interests’ share in losses	(303,000)	—
Noncontrolling interests’ share in FFO	303,000	—

Funds from operations (FFO) applicable to common shares	$(859,000)	$61,000

Adjustments:
Amortization of (below-) above-market rents	(7,000)	4,000
Straight-line rents	11,000	32,000
Amortization of deferred financing costs	61,000	84,000

Modified funds from operations (MFFO) applicable to common shares	$(794,000)	$181,000

Weighted-average number of common shares outstanding – basic and diluted	23,028,284	23,039,808

FFO per weighted average common shares	$(0.04)	$0.00
MFFO per weighted average common shares	$(0.03)	$0.01

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2012:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Notes payable(1)	$13,397,000	$580,000	$12,817,000	$—	$—
Interest expense related to long-term debt(2)	$1,424,000	$619,000	$805,000	$—	$—
Below-market ground lease(3)(4)	$3,609,000	$—	$5,000	$39,000	$3,565,000

(1)	This represents the sum of loan agreements with Wells Fargo Bank, National Association and Transamerica Life Insurance Company.
(2)	Interest expense related to the loan agreement with Wells Fargo Bank, National Association is calculated based on the loan balance outstanding at March 31, 2012, one-month LIBOR at March 31, 2012, with a 150 basis point LIBOR floor, plus a margin of 200 basis points. Interest expense related to the loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum.
(3)	The below-market ground lease relates to the Sherburne Commons property, a VIE for which we were deemed to be the primary beneficiary and began consolidating as of June 30, 2011. As of October 19, 2011, the Sherburne Commons property met the requirements for reclassification to real estate held for sale. Consequently, at March 31, 2012, the related assets and liabilities of the VIE are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale, respectively, on our condensed consolidated balance sheets.
(4)	The below-market ground lease is a 50-year lease expiring in 2059 relating to land on which the Sherburne Commons senior housing facility is located. The land is leased from the town of Nantucket, Massachusetts with lease payments totaling $1 per year for years one through four, one-half of one percent of operating revenues, as defined in the ground lease, for years five through seven, and one percent of operating revenues, as defined in the ground lease, thereafter.

Subsequent Event

No significant events have occurred subsequent to our balance sheet date requiring further disclosure or adjustment to our balances.

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

As of March 31, 2012, we had borrowings outstanding of approximately $6.8 million under our variable-rate loan agreement. An increase in the variable interest rate on the loan agreement constitutes a market risk as a change in rates would increase or decrease interest expense incurred and therefore cash flows available for distribution to shareholders. Based on the debt outstanding as of March 31, 2012, a one percent (1%) change in interest rates related to the variable-rate debt would result in a change in interest expense of approximately $68,000 per year, or approximately $0.003 per common share on a basic and diluted basis.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

The following risk factors supplement the risks disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

We have paid, and may in the future, pay distributions from sources other than cash provided from operations.

Until our investments in real estate generate operating cash flow sufficient to make distributions to stockholders, we may pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. The distributions paid for the four quarters ended March 31, 2012 were approximately $0.6 million. Of this amount approximately $0 was reinvested through our dividend reinvestment plan and approximately $0.6 million was paid in cash to stockholders. For the four quarters ended March 31, 2012 net cash used in operating activities and funds from operations (“FFO”) applicable to common shares were approximately $3.0 million and a loss of $2.1 million, respectively. Accordingly, for the four quarters ended March 31, 2012, total distributions exceeded cash flow from operations and FFO for the same period. We used offering proceeds to pay cash distributions in excess of cash flow from operations during the four quarters ended March 31, 2012.

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

(b) Not applicable.

(c) During the three months ended March 31, 2012, we redeemed no shares pursuant to our stock repurchase program, which was suspended effective December 31, 2010.

On November 23, 2010, our board of directors concluded that we would not have sufficient funds available to us to fund redemptions during 2011. Accordingly, our board of directors approved an amendment to our stock repurchase program to suspend redemptions under the program effective December 31, 2010. We can make no assurance as to when and on what terms redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time based in part on our cash and debt position. Our board has the authority to terminate the program at any time upon 30 days written notice to our stockholders.

During the three months ended March 31, 2012, we received requests to have an aggregate of 7,243 shares redeemed pursuant to our stock repurchase program. However, due to the current suspension of the stock repurchase program, we were not able to fulfill any of these requests.

Item 6. Exhibits

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May 2012.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Terry G. Roussel
Terry G. Roussel
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stephen I. Robie
Stephen I. Robie
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)