Form 10-Q
period 2012-06-30
Cornerstone Core Properties REIT, Inc.
filed 2012-08-14
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 13, 2012 we had 23,028,285 shares issued and outstanding.

PART I — FINANCIAL INFORMATION

FORM 10-Q

Cornerstone Core Properties REIT, Inc.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2012 (unaudited) and 2011 (unaudited)	4
	Condensed Consolidated Statements of Equity for the Six Months Ended June 30, 2012 (unaudited) and 2011 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 (unaudited) and 2011 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II.	OTHER INFORMATION
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 6.	Exhibits	42
SIGNATURES		43

EX-31.1
EX-31.2
EX-32.1

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$7,967,000	$17,388,000
Investments in real estate:
Land	11,733,000	11,733,000
Buildings and improvements, net	32,671,000	33,330,000
Intangible lease assets, net	57,000	83,000
Net real estate (Note 4)	44,461,000	45,146,000
Notes receivable, net (Note 7)	908,000	908,000
Receivable from related party (Note 9)	—	—
Deferred costs and deposits	23,000	27,000
Deferred financing costs, net	74,000	91,000
Tenant and other receivables, net	448,000	567,000
Other assets, net	1,228,000	625,000
Assets of variable interest entity held for sale	4,208,000	5,372,000
Total assets	$59,317,000	$70,124,000
LIABILITIES AND EQUITY
Notes payable	$13,235,000	$21,070,000
Accounts payable and accrued liabilities	1,177,000	785,000
Payable to related parties	—	20,000
Prepaid rent, security deposits and deferred revenue	605,000	460,000
Intangible lease liabilities, net	23,000	44,000
Liabilities of variable interest entity held for sale	2,266,000	2,119,000
Total liabilities	17,306,000	24,498,000
Commitments and contingencies (Note 15)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,028,285 shares issued and outstanding at June 30, 2012 and December 31, 2011 respectively	23,000	23,000
Additional paid-in capital	117,226,000	116,238,000
Accumulated deficit	(72,823,000)	(68,748,000)
Total stockholders’ equity	44,426,000	47,513,000
Noncontrolling interests	(2,415,000)	(1,887,000)
Total equity	42,011,000	45,626,000
Total liabilities and equity	$59,317,000	$70,124,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental revenues	$854,000	$916,000	$1,652,000	$1,791,000
Tenant reimbursements and other income	216,000	236,000	422,000	466,000
Interest income from notes receivable	14,000	104,000	27,000	263,000
	1,084,000	1,256,000	2,101,000	2,520,000
Expenses:
Property operating and maintenance	440,000	425,000	794,000	818,000
General and administrative	698,000	755,000	1,732,000	1,371,000
Asset management fees	207,000	411,000	422,000	826,000
Depreciation and amortization	389,000	544,000	770,000	1,073,000
Reserve for excess advisor obligation	988,000	—	988,000	—
Impairment of note receivable	—	1,650,000	—	1,650,000
Impairment of real estate	—	23,219,000	—	23,219,000
	2,722,000	27,004,000	4,706,000	28,957,000
Operating loss	(1,638,000)	(25,748,000)	(2,605,000)	(26,437,000)

Interest expense	(167,000)	(320,000)	(433,000)	(611,000)
Loss from continuing operations	(1,805,000)	(26,068,000)	(3,038,000)	(27,048,000)

Discontinued operations:
Loss before impairments	(115,000)	274,000	(425,000)	482,000
Impairment of real estate asset held for sale	—	(19,145,000)	(1,140,000)	(19,145,000)
Loss from discontinued operations	(115,000)	(18,871,000)	(1,565,000)	(18,663,000)

Net loss	(1,920,000)	(44,939,000)	(4,603,000)	(45,711,000)
Noncontrolling interest’s share in losses	225,000	52,000	528,000	52,000
Net loss applicable to common shares	$(1,695,000)	$(44,887,000)	$(4,075,000)	$(45,659,000)

Basic and diluted loss per common share
Continuing operations	$(0.08)	$(1.11)	$(0.13)	$(1.15)
Discontinued operations	$—	$(0.80)	$(0.05)	$(0.80)
Net loss applicable to common shares	$(0.08)	$(1.91)	$(0.18)	$(1.95)

Weighted average shares used to calculate basic and diluted net loss per common share	23,028,284	23,521,838	23,028,284	23,473,816

Distributions declared per common share	$—	$0.02	$—	$0.04

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June, 2012 and 2011

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2011	23,028,285	$23,000	$116,238,000	$(68,748,000)	$47,513,000	$(1,887,000)	$45,626,000
Issuance of common stock	—	—	—
Redeemed shares	—	—	—	—	—	—	—
Reduction of excess offering costs	—	—	988,000	—	988,000	—	988,000
Dividends declared	—	—	—	—	—	—	—
Net loss	—	—	—	(4,075,000)	(4,075,000)	(528,000)	(4,603,000)

Balance — June 30, 2012	23,028,285	$23,000	$117,226,000	$(72,823,000)	$44,426,000	$(2,415,000)	$42,011,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance — December 31, 2010	23,074,381	$23,000	$117,520,000	$(16,690,000)	$100,853,000	$117,000	$100,970,000
Issuance of common stock	—	—	—	—	—	—	—
Redeemed shares	(47,146)	—	(369,000)	—	(369,000)	—	(369,000)
Dividends declared	—	—	(922,000)	—	(922,000)	(6,000)	(928,000)
Net loss	—	—	—	(45,659,000)	(45,659,000)	(52,000)	(45,711,000)

Balance — June 30, 2011	23,027,235	$23,000	$116,229,000	$(62,349,000)	$53,903,000	$59,000	$53,962,000

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(4,603,000)	$(45,711,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	72,000	200,000
Depreciation and amortization	770,000	1,549,000
Straight-line rents and amortization of acquired above (below) market leases net	(52,000)	3,000
Reserve for excess advisor obligation	988,000	—
Impairment of note receivable	—	1,650,000
Impairment of real estate	1,140,000	42,364,000
Provision for bad debt	(9,000)	(25,000)
Change in operating assets and liabilities:
Tenant and other receivables	174,000	190,000
Other assets	(581,000)	130,000
Accounts payable and accrued liabilities	443,000	(17,000)
Payable to related parties, net	(11,000)	97,000
Prepaid rent, security deposit and deferred revenues	(84,000)	(168,000)
Net cash (used in) provided by operating activities	(1,753,000)	262,000

Cash flows from investing activities
Real estate improvements	(26,000)	(402,000)
Real estate disposition	—	9,130,000
Notes receivable proceeds	—	150,000
Notes receivable disbursements to affiliated parties (See Note 8)	—	(318,000)
Net cash (used in) provided by investing activities	(26,000)	8,560,000

Cash flows from financing activities
Redeemed shares	—	(369,000)
Security deposit refunded/received, net	231,000	—
Repayment of notes payable	(7,835,000)	(8,244,000)
Offering costs	—	(5,000)
Distributions paid to stockholders	—	(611,000)
Distributions paid to noncontrolling interest	—	(6,000)
Deferred financing costs	(55,000)	(57,000)
Net cash used in financing activities	(7,659,000)	(9,292,000)
Net decrease in cash and cash equivalents	(9,438,000)	(470,000)
Cash and cash equivalents - beginning of period	17,483,000	2,014,000
Cash and cash equivalents - end of period (including cash of VIE)	8,045,000	1,544,000
Cash and cash equivalents of VIE – end of period (see Note 16)	78,000	—
Cash and cash equivalents – end of period	$7,967,000	$1,544,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$456,000	$506,000
Supplemental disclosure of non-cash financing and investing activities:
Accrual for distribution declared	$—	$468,000
Accrued leasing commissions	$100,000	$6,000
Deferred loan origination fees	$—	$20,000
Accrued real estate improvements	$—	$102,000
Reduction of excess offering costs	$988,000	$—
Elimination of note receivable from related party through consolidation of variable interest entity (See Note 8)
Assets acquired	$—	$10,069,000
Liabilities assumed	$—	$1,806,000
Elimination of note receivable	$—	$8,263,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Cornerstone Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership, was formed on November 30, 2004. At June 30, 2012, we owned a 99.88% general partner interest in the Operating Partnership while the Advisor owned a 0.12% limited partnership interest. We conduct substantially all of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. These financial statements include consolidation of a variable interest entity (see Note 10). All intercompany accounts and transactions have been eliminated in consolidation.

2. Public Offerings and Strategic Alternatives

On January 6, 2006, we commenced an initial public offering of a minimum of 125,000 shares and a maximum of 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale to the public (the “Primary Offering”) and 11,000,000 shares for issuance pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on June 1, 2009 upon raising gross offering proceeds of approximately $172.7 million from the sale of approximately 21.7 million shares, including shares sold under the distribution reinvestment plan. On June 10, 2009, we commenced a follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale to the public (the “Follow-On Offering”) and 21,100,000 shares for sale pursuant to our dividend reinvestment plan. The Primary Offering and Follow-On Offering are collectively referred to as the “Offerings.” We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of our Advisor, to serve as the dealer manager for the Offerings. PCC was responsible for marketing our shares being offered pursuant to the Offerings.

As of June 30, 2012, we had raised $167.1 million of gross proceeds from the sale of 20.9 million shares of our common stock in our Primary and Follow-On Offerings which were used to fund operations, assist in acquiring thirteen properties, four of which were sold during 2011, and pay for distributions. Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of each lease. Our growth depends, in part, on our ability to increase rental income and other earned income from leases by increasing rental rates and occupancy levels and controlling operating and other expenses. Our operations are impacted by property-specific, market-specific, general economic and other conditions.

Effective November 23, 2010, we stopped soliciting and accepting offers to purchase shares of our stock while our board of directors evaluates strategic alternatives to maximize value. On June 10, 2012, our Follow-on Offering was terminated.

Suspension of Distribution Reinvestment Plan. Our Offerings included a distribution reinvestment plan under which our stockholders could elect to have all or a portion of their distributions reinvested in additional shares of our common stock. We suspended our distribution reinvestment plan effective December 14, 2010. All distributions paid after December 14, 2010 have been and will be made in cash.

Distributions. Effective December 1, 2010, our board of directors resolved to reduce distributions on our common stock to an annualized rate of $0.08 per share (1% based on a share price of $8.00), from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), in order to preserve capital that may be needed for capital improvements, debt repayment or other corporate purposes. Distributions at this rate were declared for the first and second quarters of 2011. In June 2011, the board decided, based on the financial position of the Company, to suspend the declaration of further distributions and to defer the payment of the second quarter 2011 distribution until the financial position improved. In the fourth quarter of 2011, we used a portion of the proceeds from the sale of properties in Arizona to pay the deferred second quarter distributions. No distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

Stock Repurchase Program. Our board of directors approved an amendment to our stock repurchase program to suspend redemptions under the program effective December 31, 2010. We can make no assurances as to whether and on what terms redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time.

Strategic Alternatives. Our board of directors continues to evaluate and implement strategic alternatives to reposition the company and enhance shareholders’ value. Specifically, we sold the Goldenwest property in June 2011 for gross proceeds of $9.4 million and made a principal payment of $7.8 million on the HSH Nordbank credit facility. Additionally, we sold the Mack Deer Valley and Pinnacle Park Business Center properties in November 2011 for gross proceeds of approximately $23.9 million. The net proceeds were used, in part, to pay down the remaining balance of the HSH Nordbank credit facility. In December 2011, we sold the 2111 South Industrial Park property for gross proceeds of $0.9 million. The proceeds were used to pay down the Wells Fargo Bank, National Association (“Wells Fargo”) loan. Furthermore, in February 2012, we amended our loan agreement with Wells Fargo. The amendment, executed upon our making a $7.5 million principal payment, extended the maturity date of the loan from February 13, 2012 to February 13, 2014 and reduced the interest rate from 300 basis points over one-month LIBOR to 200 basis points over one-month LIBOR, with the LIBOR floor remaining fixed at 150 basis points. We are continuing to pursue options for repaying our debt, including asset sales.

In the first quarter of 2012, we announced an estimated per-share value of our common stock equal to $2.09 per share as of December 31, 2011. Our estimated per-share value was calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the estimated fair value of our liabilities, and dividing the total by the number of our common shares outstanding as of December 31, 2011.

As a strategy to potentially increase the per-share value of our common shares, our board of directors is considering diversifying our investment objectives to add healthcare-related assets to our existing portfolio of industrial properties. In connection with such acquisitions, the board of directors may consider acquiring assets with long-term financing in order to leverage the capital available to us and increase our assets under management to enable better diversification. In August, 2012, we acquired two healthcare-related properties in the Portland, Oregon metropolitan area through a joint venture with an affiliate of our advisor. As part of this acquisition, we also acquired an option to purchase a third healthcare-related property in the Portland area (see Note 18). We may, at some time in the future, reduce our ownership position in the joint venture as a means to diversify our risk by property type, geographic location, operator and debt levels.

3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with generally accepted accounting principles of the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain amounts have been reclassified for prior periods to conform to current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the condensed consolidated balance sheets and the related operating results reclassified from continuing to discontinued operations on the condensed consolidated income statements. Additionally certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying financial information reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2011 Annual Report on Form 10-K as filed with the SEC. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Use of Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on various assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2011. For the quarter and six months ended June 30, 2012, there have been no material changes to such accounting policies.

Fair Value of Financial Instruments and Fair Value Measurements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10, Financial Instruments, requires the disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

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

Level 2. Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

We generally determine or calculate the fair value of financial instruments using quoted market prices in active markets, when such information is available, or appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

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

As of June 30, 2012 and December 31, 2011, the fair value of notes receivable was $1.0 million and $0.9 million, compared to the carrying value of $0.9 million and $0.9 million, respectively. The fair value of notes receivable was estimated by discounting the expected cash flows at current market rates at which management believes similar loans would be made. To estimate fair value at June 30, 2012, we discounted the expected cash flows using a rate of 10.00%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of June 30, 2012 and December 31, 2011, the fair value of notes payable was $13.6 million and $21.3 million, compared to the carrying value of $13.2 million and $21.1 million, respectively. The fair value of notes payable is estimated by discounting the contractual cash payments using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value at June 30, 2012, we utilized discount rates ranging from 3.50% to 4.07%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes payable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, including properties classified as held for sale, we were required to adjust the carrying value of certain assets to their estimated fair values during the first quarter of 2012 (see Note 4). No impairments were recorded during the three months ended June 30, 2012.

The following table summarizes the assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2012:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Net Losses for the Six Months Ended June 30, 2012
Variable interest entity held for sale	$3,760,000	$—	$3,760,000	$—	$(1,140,000)

The variable interest entity held for sale measured at fair value during the first quarter of 2012 was deemed to be a Level 2 asset as we have received a formal offer for the property. We do not believe that this asset was a Level 1 asset as of the valuation date as a purchase and sale agreement had not been signed, giving the potential buyer the right to opt out of the transaction at its discretion.

At June 30, 2012 and December 31, 2011, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

Reclassification

Assets sold or held for sale and their associated liabilities have been reclassified on the condensed consolidated balance sheets and operating results have been reclassified from continuing to discontinued operations.

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

4. Investments in Real Estate

As of June 30, 2012, our portfolio consisted of nine properties which were approximately 80.1% leased. The following table provides summary information regarding our properties.

Property(1)	Location	Date Purchased	Square Footage	Purchase Price	Debt	June 30 2012 % Leased
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	$2,400,000	$—	75.7%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	—	100.0%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—	37.6%
Orlando Small Bay Portfolio:
Carter Commerce Center	Winter Garden, FL	November 15, 2007	49,125			64.9%
Goldenrod Commerce Center	Orlando, FL	November 15, 2007	78,646			85.8%
Hanging Moss Commerce Center	Orlando, FL	November 15, 2007	94,200			80.4%
Monroe South Commerce Center	Sanford, FL	November 15, 2007	172,500			62.0%
			394,471	37,128,000	6,679,000	71.5%
Monroe North Commerce Center	Sanford, FL	April 17, 2008	181,348	14,275,000	6,556,000	97.3%
1830 Santa Fe	Santa Ana, CA	August 5, 2010	12,200	1,315,000	—	100.0%
			775,393	$79,218,000	$13,235,000	80.1%

(1)	The table excludes Sherburne Commons, a variable interest entity for which we became the primary beneficiary and began consolidating its financial results as of June 30, 2011. As of October 19, 2011, Sherburne Commons was classified as held for sale (see Notes 8 and 10).

As of June 30, 2012, adjusted cost and accumulated depreciation and amortization related to investments in real estate and related intangible lease assets and liabilities were as follows:

	Land	Buildings and Improvements	Acquired Above- Market Leases	In-Place Lease Value	Acquired Below- Market Leases
Investments in real estate and related intangible lease assets (liabilities)	$11,733,000	$34,206,000	$1,401,000	$1,181,000	$(620,000)
Less: accumulated depreciation and amortization	—	(1,535,000)	(1,373,000)	(1,152,000)	597,000

Net investments in real estate and related intangible lease assets (liabilities)	$11,733,000	$32,671,000	$28,000	$29,000	$(23,000)

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

Depreciation expense associated with buildings and improvements, including real estate held for sale, for the three months ended June 30, 2012 and 2011 was $0.3 million and $0.7 million, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $0.7 million and $1.4 million, respectively. We are required to make subjective assessments as to the useful lives of our depreciable assets. In making such assessments, we consider each asset’s expected period of future economic benefit to estimate the appropriate useful lives.

Net amortization expense associated with the intangible lease assets and liabilities, including those associated with real estate held for sale, for the three months ended June 30, 2012 and 2011 was $2,000, and $35,000, respectively. Net amortization expense for the six months ended June 30, 2012 and 2011 was $4,000, and $93,000, respectively. Estimated net amortization expense for July 1, 2012 through December 31, 2012 and for each of the five following years ended December 31 is as follows:

Amortization of Intangible Lease Assets
July 1, 2012 to December 31, 2012	$1,000
2013	$19,000
2014	$8,000
2015	$6,000
2016	$—
2017 and thereafter	$—

The estimated useful lives of intangible lease assets range from approximately one month to four years. As of June 30, 2012, the weighted-average amortization periods for in-place leases, acquired above-market leases and acquired below-market leases were 1.5 years, 2.3 years and 0.5 years, respectively.

Impairments

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), we regularly conduct comprehensive reviews of our real estate assets for impairment. ASC 360 requires that asset values be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable.

The intended use of an asset, either held for sale or held and used, can significantly impact how impairment is measured. If an asset is intended to be held and used, the impairment analysis is based on a two-step test.

The first test measures estimated expected future cash flows (undiscounted and without interest charges) over the holding period, including a residual value, against the carrying value of the property. If the asset fails that test, the asset’s carrying value is compared to the estimated fair value from a market-participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings.

We recorded no impairment charges related to properties held and used for the six months ended June 30, 2012 and 2011.

Real Estate Held for Sale

In the fourth quarter of 2011, we reclassified Nantucket Acquisition LLC, a VIE for which we are the primary beneficiary, to real estate held for sale. The financial results for this property have been reclassified to discontinued operations for all periods presented (see Note 16).

When assets are classified as held for sale, they are recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. Accordingly, we assessed Sherburne Commons, the property owned by Nantucket Acquisition LLC, to determine whether its carrying value exceeded its estimated fair value, net of estimated selling costs, as of June 30, 2012. We estimated fair value, net of estimated selling costs, for Sherburne Commons based on a formal offer to acquire the property received from an independent third party. Consequently, we recorded an impairment charge of $1.1 million in the first quarter of 2012. The property was deemed to be a Level 2 asset as our estimate of fair value was based on a non-binding purchase offer. We do not believe that this asset was a Level 1 asset as a purchase and sale agreement had not been signed as of the valuation date, giving the potential buyer the right to opt out of the transaction at its discretion (see Note 3).

Leasing Commissions

Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of June 30, 2012 and December 31, 2011, we recorded $0.7 million and $0.4 million in leasing commissions, respectively. Amortization expense for the three months ended June 30, 2012 and 2011 was $38,000 and $32,000, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was $68,000 and $64,000 respectively.

5. Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $0.2 million as of June 30, 2012 and December 31, 2011.

6. Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments, notes receivable and the note receivable from related party. Refer to Notes 7 and 8 with regard to credit risk evaluation of notes receivable and the note receivable from related party, respectively. Cash is generally invested in investment-grade short-term instruments.

On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements significant changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provided unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of June 30, 2012, we had cash accounts in excess of FDIC-insured limits. However, we do not believe this risk is significant.

As of June 30, 2012, we owned three properties in the state of California and six properties in the state of Florida. Accordingly, there is a geographic concentration of risk subject to economic conditions in these states.

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

On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows from operations. During the third quarter of 2009, we concluded that the collectability of the SI note could not be reasonably assured. Therefore, we recorded a reserve of $4.6 million against the note balance. As of June 30, 2012 and December 31, 2011, the SI note receivable had a net balance of $0. It is our policy to recognize interest income on the reserved loan on a cash basis. For the three and six months ended June 30, 2011 and 2010, no interest income related to the SI note receivable was recorded.

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

In December 2011, the notes receivable were restructured to provide for the settlement of the notes in the amount of $2.5 million, $1.5 million of which was received from the borrower in December 2011. The remaining $1.0 million is payable pursuant to a promissory note from SHI which provides for interest at a fixed rate of 5.00% per annum. A principal payment of $0.7 million, plus any accrued and unpaid interest, is due on December 22, 2013 and the remaining balance of $0.3 million, plus any accrued and unpaid interest, is due on December 22, 2014. The note receivable was recorded at its present value of $0.9 million on our consolidated balance sheet as of December 31, 2011.

The following table reconciles notes receivable from January 1, 2012 to June 30, 2012 and from January 1, 2011 to June 30, 2011:

	2012	2011
Balance at January 1,	$908,000	$4,000,000
Additions:
Additions to notes receivable	—	—
Deductions:
Notes receivable repayments	—	(150,000)
Notes receivable impairments	—	(1,650,000)

Balance at June 30,	$908,000	$2,200,000

As of June 30, 2012 and December 31, 2011, the SHI note receivable had a balance of $0.9 million. For the six months ended June 30 2012 and 2011, interest income related to the note receivable was $27,000 and $0.2 million, respectively. We determined that Servant is not a variable interest entity and there is no requirement to include this entity in our condensed consolidated balance sheets and condensed consolidated statements of operations.

8. Note Receivable from Affiliated Party

On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC (“Nantucket Acquisition”), a Delaware limited liability company owned and managed by Cornerstone Ventures Inc., an affiliate of our Advisor. The loan was made in connection with Nantucket Acquisition’s purchase of a 60-unit senior-living community, Sherburne Commons Residences, LLC (“Sherburne Commons”), located on the island of Nantucket, MA. The loan matures on January 1, 2015, with no option to extend and bears interest at a fixed rate of 8.0% for the term of the loan. Interest is payable monthly with the principal balance due at maturity. Under the terms of the loan, we are entitled to receive additional interest in the form of a 40% participation in the appreciation in value of the property, which is calculated based on the net sales proceeds if the property is sold, or the property’s appraised value, less ordinary disposition costs, if the property has not been sold by the time the loan matures. Prepayment of the loan is not permitted without our consent and the loan is not assumable.

Leasing activity at Sherburne Commons has been lower than originally anticipated and to preserve cash flow for operating requirements, the borrower suspended interest payments to us beginning in the first quarter of 2011. Consequently, we began recognizing interest income on a cash basis as of the first quarter of 2011. For the three months ended June 30, 2012 and 2011, interest income recognized on the note was $0. For the six months ended June 30, 2012 and 2011, interest income recognized on the note was $0 and $55,000, respectively.

During 2011 and in the first half of 2012, the loan balance was increased by $0.5 million and $0.3 million, respectively, to provide funds for Sherburne Commons’ operating shortfalls. It is anticipated that additional disbursements may be required while efforts are made to dispose of the property.

Nantucket Acquisition is considered a variable interest entity for which we are the primary beneficiary due to our enhanced ability to direct the activities of the VIE. Consequently, we have consolidated the operations of the VIE as of June 30, 2011 and, accordingly, eliminated the note receivable from related party in consolidation (see Note 10).

On a quarterly basis, we evaluate the collectability of our note receivable from related party. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows from operations. For the six months ended June 30, 2012, we recorded an impairment charge of $1.1 million attributed to the variable interest entity held for sale (see Note 10). For the six months ended June 30, 2011, we did not record any impairment on the note receivable from related party.

The following table reconciles the note receivable from related party from January 1, 2012 to June 30, 2012 and from January 1, 2011 to June 30, 2011:

	2012	2011
Balance at January 1,	$—	$8,000,000
Additions:
Additions to note receivable from related party	285,000	318,000
Deductions:
Repayments of note receivable from related party	—	—
Elimination of balance in consolidation of VIE	(285,000)	—

Balance at June 30	$—	$8,318,000

9. Receivable from Related Party

The receivable from related party consists of the “excess organization and offering costs” reimbursed to the advisor related to our Follow-on Offering. Our Follow-on Offering was terminated on June 10, 2012. Pursuant to the advisory agreement with our advisor, within 60 days after the end of the month in which our Follow-on Offering terminated, our advisor is obligated to reimburse us to the extent that the organization and offering expenses related to our Follow-on Offering borne by us exceeded 3.5% of the gross proceeds of the Follow-on Offering. As of June 10, 2012, we had reimbursed our advisor a total of $1.1 million in organizational and offering costs related to our Follow-on Offering, of which $1.0 million was in excess of the contractual limit set forth in the advisory agreement. Therefore, we recorded a receivable of approximately $1.0 million for which we then reserved the full amount based on our analysis of collectability (see Note 13).

10. Consolidation of Variable Interest Entity

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

As of June 30, 2012, we had a variable interest in one VIE in the form of a note receivable from Nantucket Acquisition in the amount of $8.8 million (see Note 8).

As a result of our issuing a notice of default with respect to the note, we determined that we were the primary beneficiary of the VIE. Therefore, we consolidated the operations of the VIE beginning June 30, 2011. Assets of the VIE may only be used to settle obligations of the VIE and creditors of the VIE have no recourse to the general credit of the Company. As of October 19, 2011, the Sherburne Commons property was reclassified to real estate held for sale. Consequently, the related assets and liabilities of the property are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale on our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011. Operating results for the property have been reclassified to discontinued operations on our condensed consolidated statement of operations for the six months ended June 30, 2012.

Because the Sherburne Commons property was reclassified to held for sale in the fourth quarter of 2011, the real estate is recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. Since June 30, 2011, leasing activity has been lower than originally anticipated and we continue to provide funds to meet Sherburne Commons’ operating shortfalls. As a result, we reduced our cash flow forecasts for purposes of determining whether the property was impaired. As a result of expected reduced leasing activity which reduced our cash flow forecasts for Sherburne Commons, we were required to adjust the property to its estimated fair value, net of estimated selling costs resulting in an impairment charge of $4.8 million, which is classified in discontinued operations as impairment of real estate sold and asset held for sale on our consolidated statement of operations for the year ended December 31, 2011.

Since the fourth quarter of 2011, the Sherburne Commons property has been actively marketed to prospective third-party buyers. In the second quarter of 2012, we received a formal offer from an independent third party to acquire the property. Based upon this evidence and management’s plan to sell the property, we determined that the offer approximates fair value. Consequently, we recorded an impairment charge of $1.1 million in the first quarter of 2012. As of the valuation date, the property was deemed to be a Level 2 asset as our estimate of fair value was based on a non-binding purchase offer. We do not believe that this asset was a Level 1 asset as a purchase and sale agreement had not been signed as of the valuation date, giving the potential buyer the right to opt out of the transaction at its discretion.

11. Payable to Related Parties

Payable to related parties at June 30, 2012 and December 31, 2011 consists of expense reimbursements payable to the Advisor.

12. Equity

Common Stock

Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of June 30, 2012 and December 31, 2011, we had cumulatively issued 20.9  million shares of common stock for a total of $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. On November 23, 2010, we stopped making and accepting offers to purchase shares of our stock and on June 10, 2012, our Follow-on Offering expired (see Note 2).

Distributions

Distributions paid to stockholders for the three months ended June 30, 2012 and 2011 were $0. Distributions paid to stockholders for the six months ended June 30, 2012 and 2011 were $0 and $0.5 million, respectively, all of which was paid in cash. Total cash distributions paid for the six months ended June 30, 2011 were 100% funded from cash provided by operating activities.

We adopted a distribution reinvestment plan that allows our stockholders to have their distributions invested in additional shares of our common stock. As of June 30, 2012 and December 31, 2011, 2.3  million shares had been issued under the distribution reinvestment plan. On November 23, 2010, our board of directors adopted a resolution to suspend the distribution reinvestment plan indefinitely effective December 14, 2010. As a result, distributions were paid entirely in cash after December 14, 2010. Commencing with the April 2011 distributions, the board elected to pay distributions on a quarterly basis. However, due to cash constraints, the board elected to defer the second quarter 2011 distribution payment until the Company’s cash position improved. The second quarter distribution of $0.5 million was paid in the fourth quarter of 2011. We cannot provide any assurance as to if or when we will resume our distribution reinvestment plan.

The following table shows the distributions declared during the six months ended June 30, 2012 and 2011:

	Distributions Declared(2)			Cash Flows Provided by (Used in) Operating
Period	Cash	Reinvested	Total	Activities
First quarter 2011(1)	$454,000	$—	$454,000	$481,000
Second quarter 2011(1)	$468,000	$—	$468,000	$(219,000)
First quarter 2012	$—	$—	$—	$(800,000)
Second quarter 2012	$—	$—	$—	$(953,000)

(1)	100% of the distributions declared during the six months ended June 30, 2011 represented a return of capital for federal income tax purposes.
(2)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds.

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

From our inception in October 2004 through June 30, 2012, we declared aggregate distributions of $32.8 million. Our cumulative net loss and cumulative net cash provided by operating activities during the same period were $72.8 million and $2.9 million, respectively.

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

During the six months ended June 30, 2012, we did not redeem any shares pursuant to our stock repurchase program. We have received requests to redeem 9,393 shares during the three months ended June 30, 2012. However, due to the current suspension of the stock repurchase program, we were not able to fulfill any of these requests.

During the six months ended June 30, 2011, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January 2011(1)	46,096	$7.99
February 2011	—	$—
March 2011	—	$—
April 2011	—	$—
May 2011	—	$—
June 2011	—	$—

46,096

(1)	In January 2011, share redemptions due to the death of a shareholder that were requested prior to the suspension of the stock repurchase program were fulfilled under the program.

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

As of June 30, 2012, we had granted to our independent, non-employee directors nonqualified stock options to purchase an aggregate of 80,000 shares of common stock at an exercise price of $8.00 per share. Of these shares, 15,000 shares lapsed and were canceled on November 8, 2008 due to the resignation of one director from the board of directors on August 6, 2008. On April 6 and July 3, 2012, an additional 20,000 and 5,000 shares, respectively, lapsed and were canceled due to the resignation of Lee Powell Stedman and Jody Fouch, respectively, from the board of directors.

Outstanding stock options became immediately exercisable on the grant date, were issued with a ten-year life, and have no intrinsic value as of June 30, 2012. We recorded compensation expense for non-employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. No stock options were exercised during the six months ended June 30, 2012 and 2011. We did not incur any non-cash compensation expense for the six months ended June 30, 2012 and 2011.

In connection with the registration of the shares in our Follow-On Offering, we suspended the issuance of options to our independent, non-employee directors under the Plan, and we do not expect to issue additional options to our independent, non-employee directors. As of June 10, 2012, our Follow-on Offering was terminated (see Note 2).

Our equity compensation plan information as of June 30, 2012 and December 31, 2011 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	45,000	$8.00	See footnote (1)
Equity compensation plans not approved by security holders	—	—	—

Total	45,000	$8.00	See footnote (1)

(1)	Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to ten percent (10%) of our outstanding common stock. The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000. As of June 30, 2012 and December 31, 2011, there were 23,028,285 shares of our common stock issued and outstanding.

13. Related Party Transactions

Our company has no employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. We have an Advisory Agreement with the Advisor and a dealer manager agreement with PCC which entitle the Advisor and PCC to specified fees upon the provision of certain services with regard to the Offerings and investment of funds in real estate projects, among other services, as well as reimbursement for organizational and offering costs incurred by the Advisor and PCC, on our behalf and reimbursement of certain other reimbursable costs and expenses incurred by the Advisor in providing services to us.

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

As of June 30, 2012 and December 31, 2011, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling $5.6 million, including $0.1 million of organizational costs that were expensed and $5.5 million of offering costs which reduced net proceeds of our Offerings. Of this amount, $4.4 million reduced the net proceeds of our Primary Offering and $1.1 million reduced the net proceeds of our Follow-On Offering.

On June 10, 2012, our Follow-on Offering was terminated. Our advisory agreement provides for reimbursement to the Advisor for organizational and offering costs in excess of 3.5% of the gross proceeds from our Primary Offering and Follow-On Offering. Under the Advisory Agreement, within 60 days after the end of the month in which our Follow-on Offering terminated, the Advisor is obligated to reimburse us to the extent that the organization and offering expenses related to our Follow-on Offering borne by us exceeded 3.5% of the gross proceeds of the Follow-on Offering. As of June 10, 2012, we had reimbursed our advisor a total of $1.1 million in organizational and offering costs related to our Follow-on Offering, of which $1.0 million was in excess of the contractual limit. Consequently, in the second quarter of 2012, we recorded a receivable from the Advisor for $1.0 million reflecting the Excess Reimbursement. The repayment by the Advisor is scheduled to occur in quarterly payments over a 24 month period commencing January 1, 2013. However, as a result of our evaluation of various factors related to collectability of this receivable, we recorded to a reserve for the full amount of the receivable as of June 30, 2012.

Acquisition Fees and Expenses. The Advisory Agreement requires us to pay to the Advisor acquisition fees in an amount equal to 2.0% of the gross proceeds from our Offerings. We have paid the acquisition fees upon receipt of the gross proceeds from our Primary Offering and Follow-On Offering (excluding gross proceeds related to sales pursuant to our distribution reinvestment plan). However, if the Advisory Agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the six months ended June 30, 2012 and 2011, the Advisor earned no acquisition fees. Subsequent to June 30, 2012, we executed an amendment to the terms of the Advisory Agreement to revise the manner in which acquisition fees payable to the Advisor are calculated for new acquisitions (See Note 18).

Management Fees and Expenses. Prior to October 1, 2011, the Advisory Agreement required us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the Average Invested Assets (as defined in the Advisory Agreement). For the three months ended June 30, 2012 and 2011, the Advisor earned $0.2 million and $0.4 million, respectively, of asset management fees which were expensed and included in asset management fees and expenses in our condensed consolidated statements of operations. For the six months ended June 30, 2012 and 2011, the Advisor earned $0.4 million and $0.8 million, respectively, of asset management fees which were expensed and included in asset management fees and expenses in our condensed consolidated statements of operations. On August 31, 2011, we amended the Advisory Agreement to provide that, beginning on October 1, 2011, the asset management fee payable by us to our Advisor shall be reduced to a monthly rate of one-twelfth of 0.75% of our Average Invested Assets, as defined above.

In addition, we reimburse the Advisor for the direct and indirect costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf. These fees and expenses are in addition to management fees that we pay to third-party property managers. For the three months ended June 30, 2012 and 2011, the Advisor was reimbursed $37,000 and $40,000, respectively, of such direct and indirect costs and expenses incurred on our behalf, which are included in asset management fees and expenses in our condensed consolidated statements of operations. For the six months ended June 30, 2012 and 2011, the Advisor was reimbursed $81,000 and $85,000, respectively, of such direct and indirect costs and expenses incurred on our behalf, which are included in asset management fees and expenses in our condensed consolidated statements of operations.

Operating Expenses. The Advisory Agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us. For the three months ended June 30, 2012 and 2011, $0.3 million and $0.2 million of such costs, respectively, were reimbursed and are included in general and administrative expenses in our condensed consolidated statements of operations. For the six months ended June 30, 2012 and 2011, $0.7 million and $0.5 million of such costs, respectively, were reimbursed and are included in general and administrative expenses in our condensed consolidated statements of operations.

Pursuant to provisions contained in our charter and in our Advisory Agreement with our Advisor, our board of directors has the ongoing responsibility of limiting our total operating expenses for the trailing four consecutive quarters to amounts that do not exceed the greater of 2% of our average invested assets or 25% of our net income, calculated in the manner set forth in our charter, unless a majority of the directors (including a majority of the independent directors) has made a finding that, based on unusual and non-recurring factors that they deem sufficient, a higher level of expenses is justified (the “2%/25% Test”). In the event that a majority of the directors (including a majority of the independent directors) does not determine that such excess expenses are justified, our Advisor must reimburse to us the amount of the excess expenses paid or incurred (the “Excess Amount”).

As previously disclosed, for the periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012 our board of directors conditioned its findings that Excess Amounts for such periods were justified upon the Advisor agreeing to carry over such Excess Amounts and include them in total operating expenses in subsequent periods for purposes of the 2%/25% Test, with any waiver of such amounts being dependent on our Advisor’s satisfactory progress with respect to executing a strategic alternative to be chosen by the independent directors. Accordingly, for the eight-fiscal-quarter period ended March 31, 2012, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $8.3 million and incurred an Excess Amount of approximately $5.7 million during the eight quarters ended March 31, 2012, which has been carried over and included in the total operating expenses for the nine-fiscal-quarter period ended June 30, 2012 for purposes of the 2%/25% Test.

For the nine-fiscal-quarter period ended June 30, 2012, our total operating expenses again exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $9.3 million and incurred an Excess Amount of approximately $6.7 million during the nine quarters ended June 30, 2012. Our board of directors (including a majority of our independent directors) has determined that this Excess Amount is justified as unusual because of our small size (for a public reporting company), and non-recurring because of (i) the Advisor’s current progress toward developing strategic alternatives for consideration by the independent directors, and (ii) the independent directors committee’s continuing progress towards negotiating reductions in ongoing fees and expenses payable to the Advisor pursuant to the Advisory Agreement. Additionally, the amount by which total operating expenses have exceeded the greater of 2% of our average invested assets and 25% of our net income has been adversely affected by the disposition of four of our industrial properties in the fourth quarter of 2011, as these dispositions have resulted in a reduced average invested assets measure used in the 2%/25% Test. If we sell properties in the future at a faster rate than we can redeploy the proceeds into property acquisitions, there will be a further negative impact on the 2%/25% Test.

Notwithstanding the justification of the Excess Amount discussed above, and as a condition to such justification, the Advisor has again agreed that the Excess Amount for the nine-fiscal-quarter period ended June 30, 2012 shall be carried over and included in total operating expenses in subsequent periods, with any waiver dependent on our Advisor’s satisfactory progress with respect to executing a strategic alternative to be chosen by the independent directors.

Property Management Fees. The Advisory Agreement provides that if we retain our Advisor or an affiliate to manage and lease some of our properties, we will pay a market-based property management fee or property leasing fee, which may include reimbursement of our Advisor’s or affiliate’s personnel costs and other costs of managing the properties. For the three months ended June 30, 2012 and 2011, the Advisor earned approximately $2,000 and $5,000, respectively, of such property management fees. For the six months ended June 30, 2012 and 2011, the Advisor earned $5,000 and $11,000, respectively, of such property management fees. These costs are included in property operating and maintenance expenses in our condensed consolidated statements of operations. Subsequently to June 30, 2012, we executed a Property Management and Leasing Agreement with the Advisor pursuant to which it will perform property management and leasing services with respect to the Portland Portfolio (See Note 18).

Disposition Fee. Prior to the second amendment to the Advisory Agreement executed on November 11, 2011, the Advisory Agreement provided that if the Advisor or its affiliates provide a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the Advisor or such affiliate a disposition fee up to 3% of the sales price of such property or properties upon closing. This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. We will pay the disposition fees for a property at the time the property is sold. For the three and six months ended June 30, 2012 and 2011, the Advisor did not earn any disposition fees. Subsequent to November 11, 2011, the disposition fee was reduced from an amount up to 3% of the sales price of properties sold to an amount up to 1% of the sales price of properties sold if the Advisor or its affiliates provide a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors).

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

Dealer Manager Agreement

PCC, as dealer manager, was entitled to receive sales commissions of up to 7% of gross proceeds from sales in our Offerings. PCC, as dealer manager, was also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Offerings. The dealer manager was also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Offerings. For the six months ended June 30, 2012 and 2011, our dealer manager earned no sales commissions or dealer manager fees. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheets. Our Follow-on Offering was terminated on June 10, 2012 (see Note 2).

14. Notes Payable

We have total debt obligations of $13.2 million that will mature in February and November of 2014. In connection with our notes payable, we incurred financing costs totaling $0.4 million and $0.9 million, as of June 30, 2012 and December 31, 2011, respectively. These financing costs have been capitalized and are being amortized over the life of their respective financing agreements. For the three months ended June 30, 2012 and 2011, $11,000 and $117,000, respectively, of deferred financing costs were amortized and included in interest expense in our condensed consolidated statements of operations. For the six months ended June 30, 2012 and 2011, $72,000 and $200,000, respectively, of deferred financing costs were amortized and included in interest expense in our condensed consolidated statements of operations.

HSH Nordbank AG

We amended our credit agreement with HSH Nordbank AG, New York Branch (“HSH Nordbank”) in a series of amendments extending the credit facility maturity date from September 20, 2010 to December 16, 2011. As a part of these amendments, we made a principal reduction payment and paid extension fees.

The July 2011 amendment to this credit agreement extended the maturity date from September 30, 2011 to December 16, 2011 and increased the margin spread over LIBOR from a range of 350 to 375 basis points to a fixed 375 basis points from June 1, 2011 to September 30, 2011 and to 400 basis points from October 1, 2011 to the maturity date. Additionally, this amendment eliminated our requirement to make principal reduction payments of $0.3 million in July, August, and September of 2011, respectively. In connection with this extension and the sale of the Goldenwest property (see Note 16), we made a principal payment of $7.8 million.

On November 28, 2011, this loan was repaid in its entirety with a portion of the proceeds from the sale of the Mack Deer Valley and Pinnacle Park Business Center properties.

Wells Fargo Bank, National Association

On November 13, 2007, we entered into a loan agreement with Wells Fargo, successor-by-merger to Wachovia Bank, N.A., to facilitate the acquisition of properties during our offering period. The terms of the loan agreement provided for a borrowing amount of up to $22.4 million, which was reduced to $15.9 million as of November 30, 2009, at an interest rate of 140 basis points over one-month LIBOR, secured by specified real estate properties. The loan agreement had a maturity date of November 13, 2010, and provided for prepayment without penalty. Through a series of amendments executed through June 30, 2011, we extended the maturity date from November 13, 2010 to August 13, 2011.

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

On December 22, 2011, in connection with the sale of the 2111 South Industrial Park property (see Note 16), we made a principal payment of approximately $0.9 million.

On February 13, 2012, we amended our loan agreement with Wells Fargo, extending the maturity date from February 13, 2012 to February 13, 2014. In connection with this amendment, we made a principal payment of $7.5 million and paid fees and expenses totaling approximately $65,000. The interest rate on the amended loan decreased from 300 basis points over one-month LIBOR to 200 basis points over one-month LIBOR, with the one-month LIBOR floor remaining fixed at 150 basis points. Any amounts repaid under the loan agreement may not be re-borrowed. All other terms of the loan agreement remain in full force and effect.

As of June 30, 2012 and December 31, 2011, we had net borrowings of approximately $6.7 million and $14.4 million under the loan agreement, respectively. The weighted-average interest rate for the six months ended June 30, 2012 and the year ended December 31, 2011 was 3.80% and 2.54%, respectively. During the three months ended June 30, 2012 and 2011, we incurred $60,000 and $64,000 of interest expense, respectively, related to this loan agreement. During the six months ended June 30, 2012 and 2011, we incurred $0.2 million and $130,000 of interest expense, respectively, related to this loan agreement.

The loan agreement contains various reporting covenants, including providing periodic balance sheets, statements of income and expenses of borrower and each guarantor, statements of income and expenses and changes in financial position of each secured property and cash flow statements of the borrower and each guarantor. As of June 30, 2012, we were in compliance with all financial covenants.

The principal payments due on the Wells Fargo loan for July 1, 2012 to December 31, 2012 and for each of the five following years ended December 31 is as follows:

Year	Principal Amount
July 1, 2012 to December 31, 2012	$180,000
2013	$360,000
2014	$6,139,000
2015	$—
2016	$—
2017 and thereafter	$—

Transamerica Life Insurance Company

In connection with our acquisition of Monroe North Commerce Center, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”). Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of $7.4 million on the Transamerica secured mortgage loan. The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum. As of June 30, 2012 and December 31, 2011, we have an outstanding balance of $6.6 million and $6.7 million, respectively, under this loan agreement. This Loan Assumption Agreement contains various reporting covenants including an annual income statement, rent roll, operating budget and narrative summary of leasing prospects for vacant spaces. As of June 30, 2012, we were in compliance with all reporting covenants. The monthly payment on this loan is $50,370. During the three months ended June 30, 2012 and 2011, we incurred $0.1 million and $0.1 million of interest expense, respectively, related to this loan agreement. During the six months ended June 30, 2012 and 2011, we incurred $0.2 million and $0.2 million of interest expense, respectively, related to this loan agreement. The principal payments due on the Monroe North Commerce Center mortgage loan for July 1, 2012 to December 31, 2012 and for each of the five following years ended December 31 is as follows:

Year	Principal Amount
July 1, 2012 to December 31, 2012	$92,000
2013	$230,000
2014	$6,234,000
2015	$—
2016	$—
2017 and thereafter	$—

15. Commitments and Contingencies

We monitor our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our consolidated financial condition, results of operations or cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial condition, results of operations, and cash flows. We are also subject to contingent losses related to the notes receivable and the note receivable from related party. For further details see Note 7 and 8. We are not presently subject to any material litigation nor, to our knowledge, any material litigation threatened against us which, if determined unfavorably to us, would have a material effect on our consolidated financial statements.

16. Discontinued Operations

Divestitures

In accordance with FASB ASC 360-10, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

On June 14, 2011, one of our wholly-owned subsidiaries sold the Goldenwest property to Westminster Redevelopment Agency, a non-related party, for a purchase price of $9.4 million. Approximately $7.8 million in proceeds from the sale were used to pay down a portion of the HSH Nordbank credit facility. The operations of Goldenwest are presented in discontinued operations on our condensed consolidated statement of operations for the three and six months ended June 30, 2011.

On November 28, 2011, two of our wholly-owned subsidiaries sold the Mack Deer Valley and Pinnacle Park Business Center properties to a non-related party for a purchase price of $23.9 million. The proceeds were used, in part, to pay down the entire balance of the HSH Nordbank credit facility. The operations of these properties are presented in discontinued operations on our condensed consolidated statement of operations for the three and six months ended June 30, 2011.

On December 22, 2011, our wholly-owned subsidiary sold the 2111 South Industrial Park property for a purchase price of $0.9 million. A loss on sale of $29,000 was recognized in the fourth quarter of 2011. The proceeds were used to pay down the Wells Fargo loan. The operations of this property are presented in discontinued operations on our condensed consolidated statement of operations for the three and six months ended June 30, 2011.

Properties Held for Sale

In the fourth quarter of 2011, our board of directors authorized us to actively market the Sherburne Commons property, a VIE that we began consolidating on June 30, 2011 (see Note 10).

The assets and liabilities of properties for which we have initiated plans to sell, but have not yet sold as of June 30, 2012 and December 31, 2011 have been classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale on the accompanying condensed consolidated balance sheets. As of June 30 2012 and December 31, 2011, this represents the assets and liabilities of the Sherburne Commons property. The results of operations for the variable interest entity held for sale are presented in discontinued operations on the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2012.

The following is a summary of the components of (loss) income from discontinued operations for the three months and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental revenues, tenant reimbursements and other income	$555,000	$870,000	$945,000	$1,749,000
Operating expenses and real estate taxes	670,000	423,000	1,370,000	791,000
Depreciation and amortization	—	173,000	—	476,000
Impairment of real estate	—	19,145,000	1,140,000	19,145,000
Loss from discontinued operation	$(115,000)	$(18,871,000)	$(1,565,000)	$(18,663,000)

FASB ASC 360-10 requires that assets classified as held for sale be carried at the lesser of their carrying amount or estimated fair value, less estimated selling costs. Accordingly, we recorded an impairment charge of $1.1 million in the first quarter of 2012 to record the Sherburne Commons property at its estimated fair value, less estimated selling costs (see Notes 4 and 10).

The following table presents balance sheet information for the properties classified as held for sale as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Assets of variable interest entity held for sale:
Cash and cash equivalents	$78,000	$95,000
Investments in real estate, net	3,905,000	5,045,000
Accounts receivable, inventory and other assets	225,000	232,000

Assets of variable interest entity held for sale	$4,208,000	$5,372,000

Liabilities of variable interest entity held for sale:
Note payable	$1,332,000	$1,332,000
Loan payable	166,000	127,000
Accounts payable and accrued liabilities	398,000	373,000
Intangible lease liabilities, net	145,000	145,000
Interest payable	225,000	142,000

Liabilities of variable interest entity held for sale	$2,266,000	$2,119,000

17. Segment Reporting

ASC 280-10, “Segment Reporting,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of and for the six months ended June 30, 2012, we report our operations under one reportable segment: Industrial. Our Industrial segment consists of nine multi-tenant industrial properties offering a combination of warehouse and office space adaptable to a broad range of tenants and uses typically catering to local and regional businesses.

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

The following table reconciles NOI from net loss for the three months and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(1,920,000)	$(44,939,000)	$(4,603,000)	$(45,711,000)
Interest income from notes receivable	(14,000)	(104,000)	(27,000)	(263,000)
General and administrative	698,000	755,000	1,732,000	1,371,000
Asset management fees and expenses	207,000	411,000	422,000	825,000
Depreciation and amortization	389,000	544,000	770,000	1,074,000
Reserve for excess advisor obligation	988,000	—	988,000	—
Interest expense	167,000	320,000	433,000	611,000
Impairment of notes receivable	—	1,650,000	—	1,650,000
Impairment of real estate	—	23,219,000	—	23,219,000
Loss from discontinued operations	115,000	18,871,000	1,565,000	18,663,000
Net operating income	$630,000	$727,000	$1,280,000	$1,439,000

18. Subsequent Events

Acquisition of Health Care Properties

On August 3, 2012, through a wholly-owned subsidiary, we funded an investment in a joint venture, Cornerstone Healthcare Partners, LLC, that concurrently acquired a portfolio of two skilled nursing facilities located in the Portland, Oregon metropolitan area from Sheridan Care Center LLC, Sheridan Properties LLC, Fernhill Estates LLC and Fernhill Properties LLC (collectively, the “Sellers”). The Company contributed approximately $3.5 million to the joint venture, with Cornerstone Healthcare Realty Fund (“CHREF”), an affiliate of our advisor, contributing approximately $0.2 million as our joint venture partner. The purchase price of the portfolio was $8.6 million in addition to acquisition costs of $0.9 million. The portfolio, which includes the property at 411 SE Sheridan Road, Sheridan Oregon and 5737 NE 37th Avenue, Portland Oregon (collectively, the “Portland Properties”) has a total of 102 beds.

We acquired our interest in the Portland Properties subject to a secured loan.  On August 1, 2012, we entered into a loan agreement with the Sellers for a loan (the “Seller Loan”) in the aggregate amount of approximately $5.8 million secured by security interests in the Portland Properties. The Seller Loan, which bears interest fixed at 5%, matures on March 15, 2013, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan agreement will become due. The Seller Loan is interest-only and may be voluntarily prepaid in its entirety prior to the maturity date without penalty. Interest payments on the Seller Loan are due monthly. Prior to the maturity date of the Seller Loan, the Company intends to refinance the property through a commercial lending institution. No financing fee was incurred in connection with the Seller Loan.

The Portland Properties will be leased by the joint venture to the current operator of the facilities, pursuant to a long-term triple net lease. The lease term is fifteen years with a lessee option to renew for an additional five-year period.

Additionally, in August, 2012, the joint venture acquired, for a fee of $348,000, the option to purchase an additional property located at 14145 SW 105th Street, Tigard, Oregon (“Tigard”) for a purchase price of $8.2 million. The option gives the joint venture the right, but not the obligation, to purchase Tigard from Pacific Gardens Estates, LLC. Tigard is a 78 bed facility that is currently 77% occupied.

In connection with the acquisition, we executed an amendment to our existing advisory agreement with Cornerstone Realty Advisors (the “Advisor”) in order to revise certain advisory fees payable in connection with the acquisition of the Portland Properties and other property that we may acquire in the future. The amendment revises the acquisition fee payable to the advisor from an amount equal to 2.0% of the gross proceeds from our public offering to an amount not to exceed 2.0% of our pro rata portion of the contract purchase price of the acquired property.

We also executed a property management and leasing agreement with the Advisor pursuant to which the Advisor will perform property management and leasing services with respect to the Portland Properties and will receive property management fees, payable monthly, of 3.0% of monthly gross revenues from the Portland Properties and a one-time leasing fee with respect to the leasing of the Portland Properties of 2.5% of the rent payable by the tenant during the initial term of the lease, payable upon the execution of the lease.

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

Overview

We were incorporated on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate. As of June 30, 2012, we had raised $167.1 million of gross proceeds from the sale of 20.9 million shares of our common stock in our initial and follow-on public offerings and had acquired thirteen properties, four of which were sold during 2011.

Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of each lease. Our growth depends, in part, on our ability to increase rental income and other earned income from leases by increasing rental rates and occupancy levels and controlling operating and other expenses. Our operations are impacted by property-specific, market-specific, general economic and other conditions.

On November 23, 2010, we stopped soliciting and accepting offers to purchase shares of our stock while our board of directors evaluates strategic alternatives to maximize value and we informed our investors of several decisions made by the board of directors for the health of our REIT.

Suspension of Distribution Reinvestment Plan. We suspended our distribution reinvestment plan effective December 14, 2010. All distributions paid after December 14, 2010 have been and will be made in cash.

Distributions. Effective December 1, 2010, our board of directors resolved to reduce distributions on our common stock to an annualized rate of $0.08 per share (1% based on a share price of $8.00), from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), in order to preserve capital that may be needed for capital improvements, debt repayment or other corporate purposes. Distributions at this rate were declared for the first and second quarters of 2011. In June 2011, the board of directors decided, based on the financial position of the Company, to suspend the declaration of further distributions and to defer the payment of the second quarter 2011 distribution until the financial position improved. In the fourth quarter of 2011, we sold the Arizona properties and paid the second quarter distributions. No distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

Stock Repurchase Program. After careful consideration of the proceeds that were available from our distribution reinvestment plan in 2010, and an assessment of our expected capital expenditures, tenant improvement costs and other costs and obligations related to our investments, our board of directors concluded that we did not have sufficient funds available to prudently fund any stock redemptions during 2011. Accordingly, our board of directors approved an amendment to our stock repurchase program to suspend redemptions under the program effective December 31, 2010. We can make no assurances as to whether and on what terms redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time.

Our board of directors continues to evaluate and implement strategic alternatives to reposition the company and enhance shareholders’ value. Specifically, we sold the Goldenwest property in June 2011 for gross proceeds of $9.4 million and made a principal payment of $7.8 million on the HSH Nordbank credit facility. Additionally, we sold the Mack Deer Valley and Pinnacle Park Business Center properties in November 2011 for gross proceeds of approximately $23.9 million. The net proceeds were used, in part, to pay down the remaining balance of the HSH Nordbank credit facility. In December 2011, we sold the 2111 South Industrial Park property for gross proceeds of $0.9 million. The proceeds were used to pay down the Wells Fargo Bank, National Association (“Wells Fargo”) loan. Furthermore, in February 2012, we amended our loan agreement with Wells Fargo. The amendment, executed upon our making a $7.5 million principal payment, extended the maturity date of the loan from February 13, 2012 to February 13, 2014 and reduced the interest rate from 300 basis points over one-month LIBOR to 200 basis points over one-month LIBOR, with the LIBOR floor remaining fixed at 150 basis points. We are continuing to pursue options for repaying our debt, including asset sales.

Market Outlook — Real Estate and Real Estate Finance Markets

Beginning in 2010, and continuing through 2011 and into 2012, significant and widespread concerns about credit risk and access to capital experienced during 2009 began to subside. However, uncertainties created by a sluggish U.S. economy and global economic problems have depressed real estate demand. Increased trade volume in 2010 spurred some increase in leasing activity in select west coast industrial markets. However, if economic uncertainty persists, we may continue to experience significant vacancies and expect to be required to reduce rental rates on occupied space.

Despite recent positive economic indicators, both the national and most global economies have experienced continued volatility throughout 2011 and during the first half of 2012. These conditions, combined with stagnant business activity and low consumer confidence, have resulted in a challenging operating environment.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has experienced deteriorating fundamentals across most major property types and most geographic markets. These market conditions have and will likely continue to have a significant impact on our real estate investments. In addition, these market conditions have impacted our tenants’ businesses, which makes it more difficult for them to meet current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Increases in rental concessions given to retain tenants and maintain our occupancy level, which are vital to the continued success of our portfolio, have resulted in lower current cash flows from operations. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flows from operations.

Until market conditions are more stable, we expect to continue to limit capital expenditures, focusing on those capital expenditures that preserve value and/or generate rental revenue. However, if we experience an increase in vacancies, we may incur costs to re-lease properties and pay leasing commissions.

Our board of directors is considering diversifying our investment objectives to include healthcare-related, potential joint-ventures and other asset types as well as industrial properties. In connection with such acquisitions, the board of directors may consider acquiring assets with long-term financing in order to leverage the capital available to us and increase our assets under management to enable better diversification.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

Results of Operations

As of June 30, 2012, we owned nine properties. During 2011, we owned nine properties for a full year, one property for five and one-half months, two properties for eleven months, and one property for eleven and one-half months. In June 2011, we sold the Goldenwest property for gross proceeds of $9.4 million. In November 2011, we sold the Mack Deer Valley and Pinnacle Park Business Center properties for gross proceeds of $23.9 million. In December 2011, we sold the 2111 South Industrial Park property for gross proceeds of $0.9 million.

In October 2011, we reclassified the Sherburne Commons property as held for sale (see Note 10) and the results of its operations have been reported in discontinued operations.

Three months ended June 30, 2012 and 2011

	Three Months Ended June 30,			%
	2012	2011	$ Change	Change
Rental revenues, tenant reimbursements & other income	$1,070,000	$1,152,000	$(82,000)	(7.1)%
Property operating and maintenance	(440,000)	(425,000)	(15,000)	3.5%
Net operating income(1)	630,000	727,000	(97,000)	(13.3)%
Interest income from notes receivable	14,000	104,000	(90,000)	(86.5)%
General and administrative	(698,000)	(755,000)	57,000	(7.5)%
Asset management fees and expenses	(207,000)	(411,000)	204,000	(49.6)%
Depreciation and amortization	(389,000)	(544,000)	155,000	(28.5)%
Reserve for excess advisor obligation	(988,000)	—	(988,000)	(0.0)%
Interest expense	(167,000)	(320,000)	153,000	(47.8)%
Impairment of notes receivable	—	(1,650,000)	1,650,000	(100.0)%
Impairment of real estate	—	(23,219,000)	23,219,000	(100.0)%
Loss from continuing operations	(1,805,000)	(26,068,000)	24,263,000	(93.1)%
Loss from discontinued operations	(115,000)	(18,871,000)	18,756,000	(99.4)%
Net loss	(1,920,000)	(44,939,000)	43,019,000	(95.7)%
Noncontrolling interests’ share in losses	225,000	52,000	173,000	332.7%
Net loss applicable to common shares	$(1,695,000)	$(44,887,000)	$43,192,000	(96.2)%

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI. See Note 16 for a summary table reconciling NOI from net loss.

Rental revenues, tenant reimbursements and other income decreased to $1.1 million for the three months ended June 30, 2012 from $1.2 million for the three months ended June 30, 2011. The decrease is primarily due to lower overall occupancy rates, lower average lease rental rates and longer lease-up periods for vacant space as a result of the current economic environment.

Property operating and maintenance expense was comparable at $0.4 million for the three months ended June 30, 2012 and for the three months ended June 30, 2011.

Interest income from notes receivable decreased to $14,000 for the three months ended June 30, 2012 from $0.1 million for the three months ended June 30, 2011 primarily due to the lower outstanding balance for the Servant Healthcare Investments, LLC note (see Note 7) resulting in less interest income in 2012 compared to approximately $0.1 million in interest income for the three months ended June 30, 2011.

General and administrative expenses decreased to $0.7 million for the three months ended June 30, 2012 from $0.8 million for the three months ended June 30, 2011. The decrease is primarily due lower legal fees offset by increased audit fees, professional fees, allocations and regulatory filing costs.

Asset management fees decreased to $0.2 million for the three months ended June 30, 2012 from $0.4 million for the three months ended June 30, 2011. The lower asset management fees are attributed to the sale of four properties in 2011 combined with a reduction in the annual asset management fee basis from 1.0% to 0.75% of the Average Invested Assets (as defined in the Advisory Agreement).

Depreciation and amortization decreased to $0.4 million for the three months ended June 30, 2012 from $0.5 million for the three months ended June 30, 2011 largely as a result of property impairments recorded in the second quarter of 2011.

Reserve for excess advisor obligation represents the organizational and offering costs incurred in excess of 3.5% of the gross proceeds from our Follow-on Offering. Prior to June 10, 2012, approximately $1.0 million was reimbursed to the Advisor in excess of 3.5% of the gross proceeds of our Follow-on offering. Consistent with the limitations set forth in our charter, the advisory agreement further provides that the Advisor will repay to the Company the excess (the “Excess Reimbursement”). Consequently, in the second quarter of 2012, we recorded a receivable from the Advisor of $1.0 million reflecting the Excess Reimbursement. As a result of our evaluation related to the receivable’s collectability, we reserved for the full amount of the receivable as of June 30, 2012.

Interest expense decreased to $0.2 million for the three months ended June 30, 2012 from $0.3 million for the three months ended June 30, 2011. The decrease is primarily due to lowering our overall outstanding principal balance of our debt obligations as a result of the $13.1 million pay-off of the HSH Nordbank credit facility in 2011 and principal repayments on the Wells Fargo Bank loan of $2.9 million during 2011 and $7.5 million during the first quarter of 2012, partially offset by increasing interest rates during 2011 as a result of the HSH Nordbank and Wells Fargo Bank note extensions and the related amortization of deferred financing costs associated with each extension.

Impairment of note receivable decreased to $0 for three months ended June 30, 2012 compared to $1.65 million for the three months ended June 30, 2011. The decrease relates to the Servant Healthcare note receivable which was determined to be impaired due to events arising in the second quarter of 2011 and settled in a forbearance agreement in December 22, 2011.

Impairment of real estate decreased to $0 for three months ended June 30, 2012 compared to $23.2 million for the three months ended June 30, 2011. The charge during 2011 was a result of our assumption of shorter hold periods for each property used in our impairment testing brought about by our board of directors currently evaluating strategic alternatives to maximize shareholder value. These alternatives include potentially selling additional properties to repay debt as it becomes due.

The loss from discontinued operations represents the results of operations for properties sold and/or classified as held for sale in accordance with ASC 360-10, Property, Plant and Equipment. Additionally, all prior periods presented for these properties were reclassified to discontinued operations for presentation purposes. During 2011, we sold our Goldenwest, Mack Deer Valley, Pinnacle Park Business Center, and 2111 South Industrial Park properties to third parties and classified our VIE as held for sale. The loss from discontinued operations was $0.1 million for the three months ended June 30, 2012 compared to loss from discontinued operations of $18.9 million for the three months ended June 30, 2011. The change is primarily attributed to operating income reported in 2011 from the sold Arizona properties of $0.3 million offset a $19.1 million impairment of real estate compared to net loss reported during the three months ended June 30, 2012.

Six months ended June 30, 2012 and 2011

	Six Months Ended June 30,			%
	2012	2011	$ Change	Change
Rental revenues, tenant reimbursements & other income	$2,074,000	$2,257,000	$(183,000)	(8.1)%
Property operating and maintenance	(794,000)	(818,000)	24,000	(2.9)%
Net operating income(1)	1,280,000	1,439,000	(159,000)	(11.0)%
Interest income from notes receivable	27,000	263,000	(236,000)	(89.7)%
General and administrative	(1,732,000)	(1,371,000)	(361,000)	26.3%
Asset management fees and expenses	(422,000)	(826,000)	404,000	(48.9)%
Depreciation and amortization	(770,000)	(1,073,000)	303,000	(28.2)%
Reserve for excess advisor obligation	(988,000)	—	(988,000)	(0.0)%
Interest expense	(433,000)	(611,000)	178,000	(29.1)%
Impairment of notes receivable	—	(1,650,000)	1,650,000	(100.0)%
Impairment of real estate	—	(23,219,000)	23,219,000	(100.0)%
Loss from continuing operations	(3,038,000)	(27,048,000)	24,010,000	(88.8)%
Loss from discontinued operations	(1,565,000)	(18,663,000)	17,098,000	(91.6)%
Net loss	(4,603,000)	(45,711,000)	41,108,000	(89.9)%
Noncontrolling interests’ share in losses	528,000	52,000	476,000	915.4%
Net loss applicable to common shares	$(4,075,000)	$(45,659,000)	$41,584,000	(91.1)%

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI. See Note 16 for a summary table reconciling NOI from net loss.

Rental revenues, tenant reimbursements and other income decreased to $2.1 million for the six months ended June 30, 2012 from $2.3 million for the six months ended June 30, 2011. The decrease is primarily due to lower overall occupancy rates, lower average lease rental rates and longer lease-up periods for vacant space as a result of the current economic environment.

Property operating and maintenance expense was comparable at $0.8 million for the six months ended June 30, 2012 and for the six months ended June 30, 2011.

Interest income from notes receivable decreased to $27,000 for the six months ended June 30, 2012 from $0.3 million for the six months ended June 30, 2011 primarily due to the lower outstanding balance for the Servant Healthcare Investments, LLC note (see Note 7) resulting in $173,000 less interest income and non-payment of interest on the Nantucket Acquisition LLC loan in 2012 compared to approximately $63,000 in interest income for the six months ended June 30, 2011.

General and administrative expenses increased to $1.7 million for the six months ended June 30, 2012 from $1.4 million for the six months ended June 30, 2011. The increase is primarily due to increased legal fees, audit fees, professional fees, allocations, and regulatory filing costs.

Asset management fees decreased to $0.4 million for the six months ended June 30, 2012 from $0.8 million for the six months ended June 30, 2011. The lower asset management fees are attributed to the sale of four properties in 2011 combined with a reduction in the annual asset management fee basis from 1.0% to 0.75% of the Average Invested Assets (as defined in the Advisory Agreement).

Depreciation and amortization decreased to $0.8 million for the six months ended June 30, 2012 from $1.1 million for the six months ended June 30, 2011 largely as a result of property impairments recorded in the second quarter of 2011.

Reserve for excess advisor obligation represents the organizational and offering costs incurred in excess of 3.5% of the gross proceeds from our and Follow-on Offering. Prior to June 10, 2012, approximately $1.0 million was reimbursed to the Advisor in excess of 3.5% of the gross proceeds of our Follow-on Offering. Consistent with the limitations set forth in our charter, the advisory agreement further provides that the Advisor will repay to the Company the excess (the “Excess Reimbursement”). Consequently, in the second quarter of 2012, we recorded a receivable from the Advisor of $1.0 million reflecting the “Excess Reimbursement.” As a result of our evaluation related to the receivable’s collectability, we reserved for the full amount of the receivable as of June 30, 2012.

Interest expense experienced a small decrease for the six months ended June 30, 2012 from $0.4 million compared to $0.6 million for the six months ended June 30, 2011. The decrease is primarily due to lowering our overall outstanding principal balance of our debt obligations as a result of the $13.1 million pay-off of the HSH Nordbank credit facility in 2011 and principal repayments on the Wells Fargo Bank loan of $2.9 million during 2011 and $7.5 million during the second quarter of 2012, partially offset by increasing interest rates during 2011 as a result of the HSH Nordbank and Wells Fargo Bank note extensions and related amortization of deferred financing costs associated with each extension.

Impairment of note receivable decreased to $0 for six months ended June 30, 2012 compared to $1.65 million for the six months ended June 30, 2011. The decrease relates to the Servant Healthcare note receivable which was determined to be impaired due to events arising in the second quarter of 2011 and settled in the forbearance agreement in December 22, 2011.

Impairment of real estate decreased to $0 for six months ended June 30, 2012 compared to $23.2 million for the six months ended June 30, 2011. The charge during 2011 was a result of our assumption of shorter hold periods for each property used in our impairment testing brought about by our board of directors currently evaluating strategic alternatives to maximize shareholder value. These alternatives include potentially selling additional properties to repay debt as it becomes due.

The loss from discontinued operations represents the results of operations for properties sold and/or classified as held for sale in accordance with ASC 360-10, Property, Plant and Equipment. Additionally, all prior periods presented for these properties were reclassified to discontinued operations for presentation purposes. During 2011, we sold our Goldenwest, Mack Deer Valley, Pinnacle Park Business Center, and 2111 South Industrial Park properties to third parties and classified our VIE as held for sale. The loss from discontinued operations was $1.6 million for the six months ended June 30, 2012 compared to income from discontinued operations of $18.7 million for the six months ended June 30, 2011. The change is primarily due to 2012 losses incurred by our VIE compared to income reported by our sold Arizona properties in 2011. Additionally 2011 included $19.1 of impairments of real estate impairment compared to 2012 where we recorded $1.1 million of impairments of real estate.

Liquidity and Capital Resources

On November 23, 2010, our board of directors made a decision to stop making or accepting offers to purchase shares of our stock in our Follow-on Offering while evaluating strategic alternatives to maximize value and preserve the capital of our stockholders. On June 10, 2012, our Follow-on Offering was terminated. Going forward, we expect our primary sources of cash to be rental revenues, tenant reimbursements and interest income. In addition, we may receive sources of cash through the sale of additional properties or borrowing against currently-owned properties. We expect our primary uses of cash to be for the repayment of principal on notes payable, funding of future acquisitions, payment of tenant improvements and leasing commissions, operating expenses, interest expense on outstanding indebtedness, advances to our VIE to fund operating shortfalls, and cash distributions. Operating expenses are expected to exceed operating revenues over the next twelve months. We plan to fund this operating shortfall from available cash and the net proceeds from property sales and asset refinancings.

As of June 30 2012, we had $8.0 million in cash and cash equivalents on hand.

Credit Facilities and Loan Agreements

As of June 30, 2012, we had total debt obligations of $13.2 million that mature in February and November of 2014. Of this amount, $6.7 million was outstanding on a loan agreement with Wells Fargo and $6.5 million was outstanding on a loan agreement with Transamerica Life Insurance Company.

On November 28, 2011, the HSH Nordbank credit facility was repaid in its entirety with proceeds from the sale of the Mack Deer Valley and Pinnacle Park Business Center properties (see Notes 14 and 16).

In February 2012, we amended our loan agreement with Wells Fargo to extend the maturity date to February 13, 2014. In connection with this amendment, we made a principal payment of $7.5 million, reducing the outstanding principal amount of our obligations under the loan agreement from $14.3 million to $6.8 million as of February 13, 2012, and paid fees and expenses totaling approximately $65,000. The interest rate on the amended loan decreased from 300 basis points over one-month LIBOR to 200 basis points over one-month LIBOR, with the one-month LIBOR floor remaining fixed at 150 basis points. Any amounts repaid under the loan agreement may not be re-borrowed. All other terms of the loan agreement remain in full force and effect.

Short-Term Liquidity Requirements

In addition to the capital requirements for recurring capital expenditures, tenant improvements and leasing commissions, we may incur expenditures for future acquisitions and/or renovations of our existing properties, such as increasing the size of the properties by developing additional rentable square feet and/or making the space more appealing to potential industrial tenants.

We sold three properties in the fourth quarter of 2011 and currently have one property listed for sale to monetize our interest in the VIE, and we amended our loan agreement with Wells Fargo Bank in February 2012. We continue to pursue options for repaying our debt obligations, including asset sales. We believe that our cash and cash equivalents totaling $8.0 million as of June 30, 2012 will allow us to meet our obligations during the twelve months ending June 30, 2013. We expect to fund our short-term liquidity requirements primarily from available cash and future net property sales proceeds.

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

The following table shows the distributions declared during the six months ended June 30, 2012 and 2011:

	Distributions Declared(2)			Cash Flows Provided by (Used in) Operating
Period	Cash	Reinvested	Total	Activities
First quarter 2011(1)	$454,000	$—	$454,000	$481,000
Second quarter 2011(1)	$468,000	$—	$468,000	$(219,000)
First quarter 2012	$—	$—	$—	$(800,000)
Second quarter 2012	$—	$—	$—	$(953,000)

(1)	100% of the distributions declared during the six months ended June 30, 2011 represented a return of capital for federal income tax purposes.
(2)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds.

From our inception in October 2004 through June 30, 2012, we declared aggregate distributions of $32.8 million. Our cumulative net loss and cumulative net cash provided by operating activities during the same period were $72.8 million and $2.9 million, respectively.

Organization and offering costs

As of June 30, 2012, our Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling $5.6 million, including $0.1 million of organizational costs that were expensed and $5.5 million of offering costs which reduced the net proceeds of our combined offerings. Of this amount, $4.4 million reduced the net proceeds of our initial public offering and $1.1 million reduced the net proceeds of our Follow-on Offering.

On June 10, 2012, our Follow-on Offering was terminated. Under the Advisory Agreement, within 60 days after the end of the month in which our Follow-on Offering terminated, the Advisor is obligated to reimburse us to the extent that the organization and offering expenses related to our Follow-on Offering borne by us exceeded 3.5% of the gross proceeds of the Follow-on Offering. As of June 10, 2012, we had reimbursed our advisor a total of $1.1 million in organizational and offering costs related to our Follow-on Offering, of which $1.0 million was in excess of the contractual limit. Consequently, in the second quarter of 2012, we recorded a receivable from the Advisor for $1.0 million reflecting the Excess Reimbursement. As a result of our evaluation of various factors related to collectability of this receivable, we recorded a reserve for the full amount of the receivable as of June 30, 2012.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP supplemental financial measure that is widely recognized as a measure of REIT operating performance. We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by the accounting principles generally accepted in the United States of America (“GAAP”), and gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, noncontrolling interests and subsidiaries.

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

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. Therefore, we use modified funds from operations (“MFFO”), which excludes from FFO real estate acquisition costs, amortization of above- or below-market rents, and non-cash amounts related to straight-line rents and impairment charges to further evaluate our operating performance. We compute MFFO in accordance with the definition suggested by the Investment Program Association (the “IPA”), the trade association for direct investment programs (including non-traded REITs). However, certain adjustments included in the IPA’s definition are not applicable to us and are therefore not included in the foregoing definition.

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

FFO and MFFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Both FFO and MFFO should be reviewed along with other GAAP measurements. Our FFO and MFFO, as presented, may not be comparable to amounts calculated by other REITs. The following is a reconciliation from net loss applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO and MFFO for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net loss applicable to common shares	$(1,695,000)	$(44,887,000)	$(4,075,000)	$(45,659,000)
Adjustments:
Depreciation and amortization of real estate assets:
Continuing operations	389,000	544,000	770,000	1,073,000
Discontinued operations	—	173,000	—	476,000
Gain on sales of real estate, net	—	128,000	—	128,000
Impairment of real estate assets:
Continuing operations	—	23,219,000	—	23,219,000
Discontinued operations	—	19,145,000	1,140,000	19,145,000
Noncontrolling interests’ share in losses	(225,000)	(52,000)	(528,000)	(52,000)
Noncontrolling interests ‘share in FFO	225,000	—	528,000	—
FFO applicable to common shares	$(1,306,000)	(1,730,000)	(2,165,000)	(1,670,000)
Adjustments:
Amortization of (below-) above-market rents	(7,000)	2,000	(13,000)	6,000
Straight-line rents	(49,000)	(34,000)	(39,000)	(3,000)
Reserve for excess advisor obligation	988,000	—	988,000	—
Impairment of note receivable	—	1,650,000	—	1,650,000
Amortization of deferred financing costs	11,000	117,000	72,000	200,000
Modified funds from operations (MMFO) applicable to common shares	$(363,000)	5,000	(1,157,000)	$183,000
Weighted-average number of common shares
Outstanding - basic and diluted	23,028,284	23,521,838	23,028,284	23,473,816
FFO per weighted average common shares	$(0.06)	$(0.07)	$(0.09)	$(0.07)
MFFO per weighted average common shares	$(0.02)	$0.00	$(0.05)	$0.01

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2012:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Notes payable(1)	$13,235,000	$565,000	$12,670,000	$—	$—
Interest expense related to long-term debt(2)	$1,233,000	$579,000	$654,000	$—	$—
Below-market ground lease(3)(4)	$3,609,000	$—	$9,000	$40,000	$3,560,000

(1)	This represents the sum of loan agreements with Wells Fargo Bank, National Association and Transamerica Life Insurance Company.
(2)	Interest expense related to the loan agreement with Wells Fargo Bank, National Association is calculated based on the loan balance outstanding at June 30, 2012, one-month LIBOR at June 30, 2012, with a 150 basis point LIBOR floor, plus a margin of 200 basis points. Interest expense related to the loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum.
(3)	The below-market ground lease relates to the Sherburne Commons property, a VIE for which we were deemed to be the primary beneficiary and began consolidating as of June 30, 2011. As of October 19, 2011, the Sherburne Commons property met the requirements for reclassification to real estate held for sale. Consequently, at June 30, 2012, the related assets and liabilities of the VIE are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale, respectively, on our condensed consolidated balance sheets.
(4)	The below-market ground lease is a 50-year lease expiring in 2059 relating to land on which the Sherburne Commons senior housing facility is located. The land is leased from the town of Nantucket, Massachusetts with lease payments totaling $1 per year for years one through four, one-half of one percent of operating revenues, as defined in the ground lease, for years five through seven, and one percent of operating revenues, as defined in the ground lease, thereafter.

Subsequent Event

Acquisition of Health Care Properties

On August 3, 2012, through a wholly-owned subsidiary, we funded an investment in a joint venture, Cornerstone Healthcare Partners, LLC, that concurrently acquired a portfolio of two skilled nursing facilities located in the Portland, Oregon metropolitan area from Sheridan Care Center LLC, Sheridan Properties LLC, Fernhill Estates LLC and Fernhill Properties LLC (collectively, the “Sellers”). The Company contributed approximately $3.5 million to the joint venture, with Cornerstone Healthcare Realty Fund (“CHREF”), an affiliate of our advisor, contributing approximately $0.2 million as our joint venture partner. The purchase price of the portfolio was $8.6 million in addition to acquisition costs of $0.9 million. The portfolio, which includes the property at 411 SE Sheridan Road, Sheridan Oregon and 5737 NE 37th Avenue, Portland Oregon (collectively, the “Portland Properties”) has a total of 102 beds.

We acquired our interest in the Portland Properties subject to a secured loan.  On August 1, 2012, we entered into a loan agreement with the Sellers for a loan (the “Seller Loan”) in the aggregate amount of approximately $5.8 million secured by security interests in the Portland Properties. The Seller Loan, which bears interest fixed at 5%, matures on March 15, 2013, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan agreement will become due. The Seller Loan is interest-only and may be voluntarily prepaid in its entirety prior to the maturity date without penalty. Interest payments on the Seller Loan are due monthly. Prior to the maturity date of the Seller Loan, the Company intends to refinance the property through a commercial lending institution. No financing fee was incurred in connection with the Seller Loan.

The Portland Properties will be leased by the joint venture to the current operator of the facilities, pursuant to a long-term triple net lease. The lease term is fifteen years with a lessee option to renew for an additional five-year period.

Additionally, the joint venture has acquired, for a fee of $348,000, the option to purchase an additional property located at 14145 SW 105th Street, Tigard, Oregon (“Tigard”) for a purchase price of $8.2 million. The option gives the joint venture the right, but not the obligation, to purchase Tigard from Pacific Gardens Estates, LLC. Tigard is a 78 bed facility that is currently 77% occupied.

In connection with the acquisition, we executed an amendment to our existing advisory agreement with Cornerstone Realty Advisors (the “Advisor”) in order to revise certain advisory fees payable in connection with the acquisition, management and leasing of the Portland Properties and other property that we may acquire in the future. The amendment revises the acquisition fee payable to the advisor from an amount equal to 2.0% of the gross proceeds from our public offering to an amount not to exceed 2.0% of our pro rata portion of the contract purchase price of the acquired property.

We also executed a property management and leasing agreement with the Advisor pursuant to which the Advisor will perform property management and leasing services with respect to the Portland Properties and will receive property management fees, payable monthly, of 3.0% of monthly gross revenues from the Portland Properties and a one-time leasing fee with respect to the leasing of the Portland Properties of 2.5% of the rent payable by the tenant during the initial term of the lease, payable upon the execution of the lease.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk related to our variable-rate loan agreement.

We borrow funds and make investments with a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed-rate debt or fixed-rate notes receivable unless such instruments mature or are otherwise terminated and/or need to be refinanced. However, interest rate changes will affect the fair value of our fixed-rate instruments. Conversely, changes in interest rates on variable-rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.

As of June 30, 2012, we had borrowings outstanding of $6.7 million under our variable-rate loan agreement. An increase in the variable interest rate on the loan agreement constitutes a market risk as a change in rates would increase or decrease interest expense incurred and therefore cash flows available for distribution to shareholders. Based on the debt outstanding as of June 30 2012, a one percent (1%) change in interest rates related to the variable-rate debt would result in a change in interest expense of approximately $67,000 per year, or $0.003 per common share on a basic and diluted basis.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the creditworthiness of tenants. All of these factors may also affect our ability to refinance our debt, if necessary.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer (Principal Executive Officer) and our Interim Chief Financial Officer (Principal Financial Officer), to allow timely decisions regarding required disclosure. Our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer) have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Until our investments in real estate generate operating cash flow sufficient to make distributions to stockholders, we may pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. The distributions paid for the four quarters ended June 30, 2012 were approximately $0.5 million. This entire amount was paid in cash to stockholders. For the four quarters ended June 30, 2012 net cash used in operating activities and funds from operations (“FFO”) applicable to common shares were approximately $3.7 million and a loss of $3.4 million, respectively. Accordingly, for the four quarters ended June 30, 2012, total distributions exceeded cash flow from operations and FFO for the same period. We used offering proceeds to pay cash distributions in excess of cash flow from operations during the four quarters ended June 30, 2012.

Any adverse changes in the financial health of our Advisor or its affiliates or our relationship with them could hinder our operating performance and the return on your investment. We may have difficulty finding a qualified successor advisor, and any successor advisor may not be as well suited to manage us. These potential changes could result in a significant disruption of our business and may adversely affect the value of your investment in us.

We are dependent on our Advisor to manage our operations and our portfolio of real estate assets. Our Advisor depends upon the fees and other compensation that it receives from us in connection with the purchase, financing, leasing and management and sale of our properties to conduct its operations. To date, the fees we pay to our Advisor have been inadequate to cover its operating expenses. To cover its operational shortfalls, our Advisor has relied on cash raised in private offerings of its sole member. If our Advisor is unable to secure additional capital, it may become unable to meet its obligations and we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of your investment in us.

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

(b) Not applicable.

(c) During the six months ended June 30, 2012, we redeemed no shares pursuant to our stock repurchase program, which has been suspended since December 31, 2010.

On November 23, 2010, our board of directors concluded that we would not have sufficient funds available to us to fund redemptions for the foreseeable future. Accordingly, our board of directors approved an amendment to our stock repurchase program to suspend redemptions under the program effective December 31, 2010. We can make no assurance as to when and on what terms redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time based in part on our cash and debt position. Our board has the authority to terminate the program at any time upon 30 days written notice to our stockholders.

During the six months ended June 30, 2012, we received requests to have an aggregate of 16,636 shares redeemed pursuant to our stock repurchase program. However, due to the current suspension of the stock repurchase program, we were not able to fulfill any of these requests.

Item 6. Exhibits

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

10.1	Lease agreement effective May 1, 2012 between COP-Western Avenue, LLC, a California Limited Liability Company, and Fujitsu Ten Corp. of America, a California Corporation, pertaining to 20100 and 20200 Western Avenue, Los Angeles, California.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August 2012.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Terry G. Roussel
Terry G. Roussel
Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ Timothy C. Collins
Timothy C. Collins
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer )

