Form 10-Q
period 2012-09-30
Cornerstone Core Properties REIT, Inc.
filed 2012-11-15
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 13, 2012 we had 23,028,285 shares issued and outstanding.

PART I — FINANCIAL INFORMATION

FORM 10-Q

Cornerstone Core Properties REIT, Inc.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2012 (unaudited) and 2011 (unaudited)	4
	Condensed Consolidated Statements of Equity for the Nine Months Ended September 30, 2012 (unaudited) and 2011 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 (unaudited) and 2011 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42
PART II.	OTHER INFORMATION
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6.	Exhibits	45
SIGNATURES		46

EX-31.1
EX-31.2
EX-32.1

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$4,789,000	$17,388,000
Investments in real estate:
Land	11,733,000	11,733,000
Buildings and improvements, net	32,355,000	33,330,000
Intangible lease assets, net	44,000	83,000
Net real estate (Note 4)	44,132,000	45,146,000
Notes receivable, net (Note 8)	908,000	908,000
Receivable from related party (Note 10)	—	—
Deferred costs and deposits	370,000	27,000
Deferred financing costs, net	628,000	91,000
Tenant and other receivables, net	730,000	567,000
Restricted cash	379,000	—
Prepaid and other assets, net	2,107,000	625,000
Assets held in variable interest entity:
Land	3,031,000	—
Buildings and improvements, net	20,848,000	—
Furniture and fixtures, net	2,222,000	—
Intangible lease assets, net	2,121,000	—
Certificate of need	3,757,000	—
Total assets held in variable interest entity	31,979,000	—
Assets of variable interest entity held for sale	4,168,000	5,372,000
Total assets	$90,190,000	$70,124,000
LIABILITIES AND EQUITY
Notes payable	$21,990,000	$21,070,000
Accounts payable and accrued liabilities	1,342,000	785,000
Payable to related parties	12,000	20,000
Prepaid rent, security deposits and deferred revenue	1,244,000	460,000
Intangible lease liabilities, net	11,000	44,000
Liabilities held in variable interest entity:
Loan payable	22,300,000	—
Total liabilities held in variable interest entity	22,300,000	—
Liabilities of variable interest entity held for sale	2,260,000	2,119,000
Total liabilities	49,159,000	24,498,000
Commitments and contingencies (Note 16)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,028,285 shares issued and outstanding at September 30, 2012 and December 31, 2011 respectively	23,000	23,000
Additional paid-in capital	117,226,000	116,238,000
Accumulated deficit	(74,135,000)	(68,748,000)
Total stockholders’ equity	43,114,000	47,513,000
Noncontrolling interests	(2,083,000)	(1,887,000)
Total equity	41,031,000	45,626,000
Total liabilities and equity	$90,190,000	$70,124,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental revenues	$1,259,000	$849,000	$2,911,000	$2,640,000
Tenant reimbursements and other income	250,000	204,000	672,000	669,000
Interest income from notes receivable	13,000	102,000	40,000	366,000
	1,522,000	1,155,000	3,623,000	3,675,000
Expenses:
Property operating and maintenance	380,000	427,000	1,173,000	1,246,000
General and administrative	757,000	713,000	2,489,000	2,083,000
Asset management fees	240,000	388,000	662,000	1,215,000
Real estate acquisition costs	737,000	—	737,000	—
Depreciation and amortization	524,000	384,000	1,294,000	1,457,000
Reserve for excess advisor obligation	—	—	988,000	—
Impairment of note receivable	—	—	—	1,650,000
Impairment of real estate	—	425,000	—	23,644,000
	2,638,000	2,337,000	7,343,000	31,295,000
Operating loss	(1,116,000)	(1,182,000)	(3,720,000)	(27,620,000)

Interest expense	299,000	408,000	733,000	1,019,000
Loss from continuing operations	(1,415,000)	(1,590,000)	(4,453,000)	(28,639,000)

Discontinued operations:
(Loss) income before impairments	(156,000)	259,000	(581,000)	777,000
Impairment of real estate asset held for sale	—	(153,000)	(1,140,000)	(19,333,000)
(Loss) income from discontinued operations	(156,000)	106,000	(1,721,000)	(18,556,000)

Net loss	(1,571,000)	(1,484,000)	(6,174,000)	(47,195,000)
Noncontrolling interest’s share in losses	(258,000)	(352,000)	(787,000)	(404,000)
Net loss applicable to common shares	$(1,313,000)	$(1,132,000)	$(5,387,000)	$(46,791,000)
Basic and diluted (loss) income per common share
Continuing operations	$(0.06)	$(0.07)	$(0.19)	$(1.24)
Discontinued operations	—	0.02	(0.04)	(0.79)
Net loss applicable to common shares	$(0.06)	$(0.05)	$(0.23)	$(2.03)

Weighted average shares used to calculate basic and diluted net loss per common share	23,028,284	23,028,284	23,028,284	23,032,894

Distributions declared per common share	$—	$0.02	$—	$0.04

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2011	23,028,285	$23,000	$116,238,000	$(68,748,000)	$47,513,000	$(1,887,000)	$45,626,000
Redeemed shares	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	—
Reduction of excess offering costs	—	—	988,000	—	988,000	—	988,000
Noncontrolling interest contribution	—	—	—	—	—	591,000	591,000
Net loss	—	—	—	(5,387,000)	(5,387,000)	(787,000)	(6,174,000)
Balance — September 30, 2012	23,028,285	$23,000	$117,226,000	$(74,135,000)	$43,114,000	$(2,083,000)	$41,031,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2010	23,074,381	$23,000	$117,520,000	$(16,690,000)	$100,853,000	$117,000	$100,970,000
Redeemed shares	(46,096)	—	(369,000)	—	(369,000)	—	(369,000)
Dividends declared	—	—	(922,000)	—	(922,000)	(9,000)	(931,000)
Net loss	—	—	—	(46,791,000)	(46,791,000)	(404,000)	(47,195,000)
Balance — September 30, 2011	23,028,285	$23,000	$116,229,000	$(63,481,000)	$52,771,000	$(296,000)	$52,475,000

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(6,174,000)	$(47,195,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	99,000	357,000
Depreciation and amortization	1,294,000	2,043,000
Straight-line rents and amortization of acquired above (below) market leases, net	(264,000)	(171,000)
Reserve for excess advisor obligation	988,000	—
Impairment of note receivable	—	1,650,000
Impairment of real estate	1,140,000	42,977,000
Provision for bad debt	(19,000)	(2,000)
Change in operating assets and liabilities:
Tenant and other receivables	95,000	62,000
Prepaids and other assets	(1,590,000)	179,000
Restricted cash	(379,000)	—
Accounts payable and accrued liabilities	708,000	325,000
Payable to related parties, net	(9,000)	(6,000)
Prepaid rent, security deposit and deferred revenues	(42,000)	(280,000)
Net cash used in operating activities	(4,153,000)	(61,000)

Cash flows from investing activities
Real estate acquisitions	(32,100,000)	—
Real estate improvements	(54,000)	(509,000)
Acquired cash of VIE	—	236,000
Real estate disposition	—	9,130,000
Acquisition deposits	(348,000)	—
Notes receivable proceeds	—	150,000
Notes receivable disbursements to affiliated parties (See Note 9)	—	(318,000)
Net cash (used in) provided by investing activities	(32,502,000)	8,689,000

Cash flows from financing activities
Redeemed shares	—	(369,000)
Proceeds from issuance notes payable	37,000,000	—
Repayment of notes payable	(13,780,000)	(8,873,000)
Security deposit refunded/received, net	826,000	—
Offering costs	—	(12,000)
Distributions paid to stockholders	—	(611,000)
Distributions paid to noncontrolling interest	—	(9,000)
Noncontrolling interest contribution	591,000	—
Deferred financing costs	(636,000)	(329,000)
Net cash provided by (used in) financing activities	24,001,000	(10,203,000)
Net decrease in cash and cash equivalents	(12,654,000)	(1,575,000)
Cash and cash equivalents - beginning of period	17,483,000	2,014,000
Cash and cash equivalents - end of period (including cash of VIE)	4,829,000	439,000
Cash and cash equivalents of VIE – end of period (see Note 17)	(40,000)	—
Cash and cash equivalents – end of period	$4,789,000	$439,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$728,000	$760,000
Supplemental disclosure of non-cash financing and investing activities:
Accrual for distribution declared	$—	$468,000
Accrued leasing commissions	$—	$18,000
Deferred loan origination fees	$—	$54,000
Accrued real estate improvements	$—	$43,000
Payable to related party	$—	$3,000
Reduction of excess offering costs	$988,000	$—
Elimination of note receivable from related party through consolidation of variable interest entity (See Note 9)
Assets acquired	$—	$10,069,000
Liabilities assumed	$—	$1,806,000
Elimination of note receivable	$—	$8,263,000

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

1. Organization

Cornerstone Core Properties REIT, Inc., a Maryland Corporation, was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Cornerstone Core Properties REIT, Inc. and its consolidated subsidiaries except where the context otherwise requires. Subject to certain restrictions and limitations, our business is managed pursuant to an advisory agreement (the “Advisory Agreement”) by an affiliate, Cornerstone Realty Advisors, LLC (the “Advisor”); a Delaware limited liability company that was formed on November 30, 2004.

Cornerstone Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership, was formed on November 30, 2004. At September 30, 2012, we owned a 99.88% general partner interest in the Operating Partnership while the Advisor owned a 0.12% limited partnership interest. We conduct substantially all of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. These financial statements include consolidation of variable interest entities (see Note 11). All intercompany accounts and transactions have been eliminated in consolidation.

Cornerstone Healthcare Partners LLC (“CHP LLC”), a Delaware limited liability company, was formed on June 11, 2012. At September 30, 2012, we owned a 95% interest in CHP LLC and Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of the Advisor owned approximately 5%. During the third quarter of 2012, CHP LLC acquired, through various wholly-owned subsidiaries, four skilled-nursing and assisted-living properties (see Notes 5 and 11).

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

As of September 30, 2012, we had raised $167.1 million of gross proceeds from the sale of 20.9 million shares of our common stock in our Primary and Follow-On Offerings which were used to fund operations, assist in acquiring the initial thirteen properties, four of which were sold during 2011, and pay for distributions. Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of each lease. Our growth depends, in part, on our ability to increase rental income and other earned income from leases by increasing rental rates, occupancy levels, controlling operating and other expenses. Our operations are impacted by our success in executing our repositioning strategy, property-specific, market-specific, general economic and other conditions.

Effective November 23, 2010, we stopped soliciting and accepting offers to purchase shares of our stock under our Follow-on Offering. On June 10, 2012, that offering expired.

Suspension of Distribution Reinvestment Plan - Our Offerings included a distribution reinvestment plan under which our stockholders could elect to have all or a portion of their distributions reinvested in additional shares of our common stock. We suspended our distribution reinvestment plan effective December 14, 2010. All distributions paid after December 14, 2010 have been and will be made in cash.

Distributions - Effective December 1, 2010, our board of directors reduced distributions on our common stock to an annualized rate of $0.08 per share (1% based on a share price of $8.00), from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), in order to preserve capital that may be needed for capital improvements, debt repayment or other corporate purposes including operations. Distributions at this $0.08 per share rate were declared for the first and second quarters of 2011. In June 2011, the board of directors decided, based on the financial position of the Company, to suspend the declaration of further distributions and to defer the payment of the second quarter 2011 distribution until our financial position improved. In the fourth quarter of 2011, we used a portion of the proceeds from the sale of properties in Arizona to pay the deferred second quarter 2011 distributions. No distributions have been declared or paid for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow. We can make no assurance when and if distributions will recommence.

Stock Repurchase Program - Our board of directors approved an amendment to our stock repurchase program to suspend repurchases under the program effective December 31, 2010. We can make no assurances as to whether and on what terms repurchases will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time.

Strategic Repositioning - Commencing in June 2011, together with our Advisor, we embarked upon an evaluation of options and repositioning that we believed could enhance shareholder value.

The initial steps of this “repositioning” strategy involved the sale of certain industrial properties (Goldenwest, Mack Deer Valley, Pinnacle Park and 2111 South Industrial Park). Proceeds from those sales transactions were used to “de-lever” the Company’s balance sheet by paying down certain short term and other higher cost debt, extending maturities and renegotiating lower interest rates on other loan obligations.

During the second and third quarters of 2012, the board of directors, in consultation with the Advisor, approved the reinvestment of the remaining proceeds from these 2011 property dispositions into four healthcare real property assets and acquired an option to purchase a fifth healthcare property. Diversification into healthcare real estate assets is expected to be accretive to the earnings and shareholder value of the combined portfolio. Such healthcare acquisitions were made through a joint venture with an affiliate of the Advisor and involved interim seller and/or long term third party lender financing. The Company intends to refinance such interim borrowings with long term financing. In the interest of further diversification of risk and to attract new capital partners, the Company may, in the future, reduce its ownership interest in the healthcare joint venture.

Healthcare-related properties include a wide variety of properties, including senior housing facilities, medical office buildings, and skilled nursing facilities. Senior housing facilities include independent living facilities, assisted living facilities and memory and other continuing care retirement communities. Each of these caters to different segments of the elderly population. Services provided by operators or tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Medical office buildings (“MOBs”) typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space, and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require more systems to accommodate special requirements. MOBs are typically multi-tenant properties leased to multiple healthcare providers (hospitals and physician practices) although there is a trend towards net leases to doctors and hospitals. Skilled Nursing Facilities (“SNFs”) offer nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Sub-acute care services are provided to residents beyond room and board. Certain skilled nursing facilities provide some services on an outpatient basis. Skilled nursing services provided in these facilities and primarily paid for either by private sources or through the Medicare and Medicaid programs. SNFs are typically leased to single-tenant operators under net lease structures.

The Advisor has reported to the Company that it believes the outlook for the Company raising new property level joint venture equity capital to support its growth and further diversify both operator and healthcare property sector risk is currently favorable. Based in part on this advice, the board of directors continues to evaluate the repositioning strategy while pursuing other growth initiatives that lower capital costs and enables us to reduce or improve our ability to cover our general and administrative costs over a broader base of assets.

For the remainder of 2012 and in early 2013, the board of directors has requested that the Advisor raise new property level joint venture equity capital while management continues to evaluate opportunities for repositioning and growth and secures long term debt for recent and any future acquisitions.

3. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

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

The accompanying financial information reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2011 Annual Report on Form 10-K as filed with the SEC. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Use of Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on various assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Except as discussed in the “Summary of Significant Accounting Policies”, for the quarter and nine months ended September 30, 2012, there have been no material changes to such accounting policies.

Restricted Cash

Restricted cash represents cash held in interest bearing accounts related to impound reserve accounts for property taxes, insurance and capital improvements or commitments as required under the terms of mortgage loan agreements. Based on the intended use of the restricted cash, we have classified changes in restricted cash within the statements of cash flows as operating or investing activities.

Fair Value of Financial Instruments and Fair Value Measurements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments, requires the disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

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

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, notes receivable, certain other assets, deferred costs and deposits, payable to related parties, prepaid rent, security deposits and deferred revenue, and notes payable. With the exception of notes receivable and notes payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of September 30, 2012 and December 31, 2011, the fair value of notes receivable was $0.9 million and $0.9 million, compared to the carrying value of $0.9 million and $0.9 million, respectively. The fair value of notes receivable was estimated by discounting the expected cash flows at current market rates at which management believes similar loans would be made. To estimate fair value at September 30, 2012, we discounted the expected cash flows using a rate of 10.00%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of September 30, 2012 and December 31, 2011, the fair value of notes payable was $44.7 million and $21.3 million compared to the carrying value of $44.3 million and $21.1 million, respectively. The fair value of notes payable is estimated by discounting the contractual cash payments at current market rates at which management believes similar loans would be made. To estimate fair value at September 30, 2012, we utilized discount rates ranging from 3.5% to 5.0%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes payable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate and to value properties classified as held for sale, we were required to adjust the carrying value of certain assets to their estimated fair values, less selling costs, during the first quarter of 2012 (see Note 4). No impairments were recorded during the three months ended September 30, 2012.

The following table summarizes the asset measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Net Losses for the Nine Months Ended September 30, 2012
Variable interest entity held for sale	$3,760,000	$—	$3,760,000	$—	$(1,140,000)

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

At September 30, 2012 and December 31, 2011, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

Variable Interest Entity Accounting

The Company analyzes its contractual and/or other interests to determine whether such interests constitute an interest in a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation (“ASC 810”), and, if so, whether the Company is the primary beneficiary. If the Company is determined to be the primary beneficiary of a VIE, it must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE (see Note 5).

Real Estate Purchase Price Allocation

We allocate the purchase price of our properties in accordance with ASC 805. Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, site improvements, furniture & fixtures and intangible lease assets or liabilities including in-place leases and tenant relationships. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation of our assets is being charged to expense on a straight-line basis over the assigned useful lives. The value of the building and improvements are depreciated over estimated useful lives of 15 to 39 years. The value of the furniture & fixtures are depreciated over estimated useful lives of five years.

The estimated fair value of land is based on recent comparable transactions. The fair value of buildings, site improvements and equipment is estimated to be the cost to replace the assets, with appropriate adjustments to account for the age and condition of the assets.

In-place lease values are calculated based on management’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at estimated market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions and expected trends. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

We amortize the value of in-place leases and above and below market leases over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the tenant improvements, intangible lease assets or liabilities and the in-place lease value will be immediately charged to expense or recorded as income, as appropriate.

In an effort to control the rapidly escalating costs of health care, the state of Oregon has implemented a certificate of need (“CON”) program pertaining to skilled-nursing facilities. This program requires that a CON is obtained from the state prior to opening such facility. We valued the CON assets related to our Fernhill and Sheridan facilities using an income approach. As the CON does not expire and can be sold independently of the facilities, we determined that these assets have indefinite useful lives and consequently are not being amortized.

Reclassification

Assets sold or held for sale and their associated liabilities have been reclassified on the condensed consolidated balance sheets and operating results have been reclassified from continuing to discontinued operations.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in this update provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years and interim periods beginning after September 15, 2012. The Company does not expect the adoption of ASU 2012-02 on January 1, 2013 to have an impact on its consolidated financial position or results of operations.

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

4. Investments in Real Estate

As of September 30, 2012, our portfolio consisted of thirteen purchased properties which were approximately 83.9% leased. The following table provides summary information regarding our properties.

Property (1)	Location	Date Purchased	Square Footage	Purchase Price	Debt		Sept 30 2012 % Leased
Industrial:
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	$2,400,000	$—		75.7%
20100 Western Avenue	Torrance, CA	December 1, 2006	116,433	19,650,000	8,900,000		100.0%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—		37.6%
Orlando Small Bay Portfolio:
Carter Commerce Center	Winter Garden, FL	November 15, 2007	49,125				64.9%
Goldenrod Commerce Center	Orlando, FL	November 15, 2007	78,646				83.0%
Hanging Moss Commerce Center	Orlando, FL	November 15, 2007	94,200				82.5%
Monroe South Commerce Center	Sanford, FL	November 15, 2007	172,500				68.6%
			394,471	37,128,000	6,589,000		74.3%
Monroe North Commerce Center	Sanford, FL	April 17, 2008	181,348	14,275,000	6,501,000		97.3%
1830 Santa Fe	Santa Ana, CA	August 5, 2010	12,200	1,315,000	—		100.0%
Subtotal Industrial:			775,393	79,218,000	21,990,000

Healthcare:
Sheridan Care Center	Sheridan, OR	August 3, 2012	13,912	4,100,000	2,800,000		100.0%
Fern Hill Care Center	Portland, OR	August 3, 2012	13,344	4,500,000	3,000,000	(2)	100.0%
Farmington Square	Medford, OR	September 14, 2012	32,557	8,500,000	5,800,000	(2)	100.0%
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	53,826	15,000,000	10,700,000	(2)	100.0%
Subtotal Healthcare:			113,639	32,100.000	22,300,000	(2)	100.0%

Total			889,032	$111,318,000	$44,290,000		83.9%

(1)	The table excludes Sherburne Commons, a variable interest entity (“VIE”) for which we became the primary beneficiary and began consolidating its financial results as of June 30, 2011. As of October 19, 2011, Sherburne Commons was classified as held for sale (see Notes 9 and 11).
(2)	Represents healthcare properties with single tenant leases which we report as 100% occupied from our (landlord’s) perspective. These properties were acquired in the third quarter of 2012 (see Note 5).

As of September 30, 2012, our adjusted cost and accumulated depreciation and amortization related to investments in real estate and related intangible lease assets and liabilities, including the CHP LLC acquisitions, were as follows:

	Land	Buildings and Improvements	Furniture and Fixture	Acquired Above- Market Leases	In-Place Lease Value	Certificate of Need	Acquired Below- Market Leases
Investments in real estate and related intangible lease assets (liabilities)	$14,764,000	$55,135,000	$2,269,000	$1,401,000	$3,321,000	$3,757,000	$(620,000)
Less: accumulated depreciation and amortization	—	(1,932,000)	(47,000)	(1,377,000)	(1,180,000)	—	609,000
Net investments in real estate and related intangible lease assets (liabilities)	$14,764,000	$53,203,000	$2,222,000	$24,000	$2,141,000	$3,757,000	$(11,000)

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

Depreciation expense associated with buildings and improvements, including real estate held for sale, for the three months ended September 30, 2012 and 2011 was $0.4 million and $0.3 million, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $1.1 million and $1.7 million, respectively. We are required to make subjective assessments as to the useful lives of our depreciable assets. In making such assessments, we consider each asset’s expected period of future economic benefit to estimate the appropriate useful lives.

Net amortization expense associated with the intangible lease assets and liabilities, including those associated with real estate held for sale, for the three months ended September 30, 2012 and 2011 was $21,000 and $9,000, respectively. Net amortization expense for the nine months ended September 30, 2012 and 2011 was $25,000 and $102,000, respectively. Estimated net amortization expense for October 1, 2012 through December 31, 2012 and for each of the five following years ended December 31 is as follows:

Amortization of Intangible Lease Assets
October 1, 2012 to December 31, 2012	$48,000
2013	$213,000
2014	$203,000
2015	$200,000
2016	$195,000
2017 and thereafter	$1,295,000

The estimated useful lives of intangible lease assets range from approximately one month to four years. As of September 30, 2012, the weighted-average amortization periods for in-place leases, acquired above-market leases and acquired below-market leases were 11.2 years, 2.1 years and 0.3 years, respectively.

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

If an asset is intended to be sold, the asset is recorded at the lower of its carrying amount, or fair value net of estimated selling costs.

We recorded no impairment charges related to properties held and used for the nine months ended September 30, 2012 and 2011.

Real Estate Held for Sale

In the fourth quarter of 2011, we reclassified Nantucket Acquisition LLC, a VIE for which we are the primary beneficiary, to real estate held for sale. The financial results for this property have been reclassified to discontinued operations for all periods presented (see Note 17). In October 2012, we listed the 20100 Western Avenue (“Western Avenue”) property for sale. Therefore, in the fourth quarter of 2012, we will reclassify Western Avenue’s financial results for all periods presented to discontinued operations (See Note 19).

When assets are classified as held for sale, they are recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. Accordingly, we assessed Sherburne Commons, the property owned by Nantucket Acquisition LLC, to determine whether its carrying value exceeded its estimated fair value, net of estimated selling costs, as of September 30, 2012. We estimated fair value, net of estimated selling costs, for Sherburne Commons based on a formal offer to acquire the property received from an independent third party. Consequently, we recorded an impairment charge of $1.1 million in the first quarter of 2012. The property was deemed to be a Level 2 asset as our estimate of fair value was based on a non-binding purchase offer. We do not believe that this asset was a Level 1 asset as a purchase and sale agreement had not been signed as of the valuation date, giving the potential buyer the right to opt out of the transaction at its discretion (see Note 3).

Leasing Commissions

Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of September 30, 2012 and December 31, 2011, the balance of capitalized leasing commissions was $1.8 million and $0.4 million, respectively. Amortization expense for the three months ended September 30, 2012 and 2011 was $51,000 and $28,000, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was $118,000 and $92,000 respectively.

5. Business Combinations

In the third quarter of 2012, we acquired through CHP LLC, an interest in four healthcare properties. CHREF, an affiliate of the Advisor, owns a 5% interest in CHP LLC. As CHP LLC’s equity holders have voting rights disproportionate to their economic interests in the entity, CHP LLC is considered to be a VIE. As we are the primary beneficiary of the VIE, we have consolidated the operations of the VIE beginning in the third quarter of 2012 (see Note 11).

Portland, Oregon Properties (Sheridan and Fernhill)

On August 3, 2012, through CHP LLC we acquired two skilled nursing facilities located in the Portland, Oregon metropolitan area for a purchase price of $8.6 million in cash. 411 SE Sheridan Road (“Sheridan”), located approximately fifty miles southwest of Portland in Sheridan, Oregon, is a 51-bed intermediate care facility with a current occupancy of approximately 81%. This 13,912 square foot single-story facility was constructed in multiple phases between 1960 and 1970. 5737 NE 37th Avenue (“Fernhill”) located in Portland, Oregon, is a 13,344 square foot, originally constructed to be a 51-bed facility with current occupancy of approximately 72%. The facility was built in 1960 and has obtained approval to expand to 63 beds. The operator of the Sheridan and Fernhill properties has served in that capacity since 2005, and has over twenty years of experience operating skilled nursing facilities in the Pacific Northwest. Upon the closing of the acquisitions, the existing operator is continuing to operate the properties under new long-term, triple-net leases. Including the Sheridan and Fernhill properties, the operator manages four skilled nursing facilities in Oregon. We acquired our interest in these properties subject to a secured loan with the seller in the aggregate amount of approximately $5.8 million secured by security interests in Sheridan and Fernhill. On September 14, 2012, we repaid the entire principal balance of the seller loan with proceeds from a loan from General Electric Capital Corporation which is secured, in part, by the Sheridan and Fernhill properties (see Note 15).

Medford, Oregon

On September 14, 2012, through CHP LLC, we acquired Farmington Square Medford, a memory care facility with 52 units and 71 licensed beds located within the Medford, Oregon city limits, for a purchase price of $8.5 million in cash. The facility, consisting of four separate wood-framed, single-story buildings totaling 32,557 square feet, was constructed in phases between 1990 and 1997 and currently operates at approximately 90% occupancy. The operator of the Medford Facility has served in that capacity since 1991, and has over twenty years of experience operating senior-living facilities in the Pacific Northwest. The manager of the facility is continuing to operate the facility under a new long-term, triple-net lease. The acquisition was funded from a loan from an unaffiliated third party lender.

Galveston, Texas

On September 14, 2012, through CHP LLC, we acquired Friendship Haven Healthcare and Rehabilitation Center, a skilled-nursing facility with 150 licensed beds located in Galveston County, Texas, for a purchase price of $15.0 million. The facility, a single-story, 53,826 square foot wood-frame building, was constructed in 1997 and currently operates at 90% occupancy. The manager of the Galveston Facility has served in that capacity since February 2012, and has over twenty years of experience operating senior-living facilities in Texas and Louisiana. The licensed operator is continuing to operate the Galveston facility under a new long-term, triple-net lease. Including the Galveston Facility, the manager manages fifteen skilled-nursing facilities in Texas. The acquisition was funded from a loan from an unaffiliated third party lender.

The following summary provides the allocation of the acquired assets and liabilities of the Sheridan, Portland, Medford, and Galveston properties (the “Third Quarter 2012 Acquisitions”) as of the respective dates of acquisition. We have accounted for the acquisitions as business combinations under U.S. GAAP. Under business combination accounting, the assets and liabilities of acquired properties are recorded as of the acquisition date, at their respective fair values, and consolidated in our financial statements. The following sets forth the preliminary allocation of the purchase prices of the acquired properties as well as the associated acquisitions costs, which have been expensed as incurred. These allocations are subject to change as we finalize our analysis.

	Sheridan	Portland	Medford	Galveston	Total
Land	$156,000	$826,000	$954,000	$1,095,000	$3,031,000
Buildings & improvements	1,343,000	1,244,000	6,353,000	11,101,000	20,041,000
Site improvements	74,000	45,000	233,000	509,000	861,000
Furniture & fixtures	223,000	350,000	434,000	1,263,000	2,270,000
In-place leases	283,000	299,000	526,000	1,032,000	2,140,000
Certificate of need	2,021,000	1,736,000	—	—	3,757,000
Real estate acquisitions	$4,100,000	$4,500,000	$8,500,000	$15,000,000	$32,100,000
Real estate acquisition costs	$109,000	$109,000	$297,000	$222,000	$737,000

The Company recorded revenues and net income for the three and nine months ended September 30, 2012 of approximately $0.3 million related to the Third Quarter 2012 Acquisitions. The following unaudited pro forma information for the three and nine months ended September 30, 2012 and 2011 has been prepared to reflect the incremental effect of the properties acquired during the third quarter of 2012 as if all such transactions took place on January 1, 2011. For the three and nine months ended September 30, 2012, acquisition-related costs of $0.7 million and $0.7 million, respectively, were excluded from pro forma net loss.

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Revenues	$2,065,000	$1,936,000	$5,707,000	$6,019,000
Net loss from continuing operations	$(376,000)	$(1,088,000)	$(2,423,000)	$(27,869,000)
Basic and diluted net loss per common share from continuing operations	$(0.02)	$(0.05)	$(0.11)	$(1.21)

6. Allowance for Doubtful Accounts

Allowance for doubtful accounts was $0.2 million as of September 30, 2012 and December 31, 2011.

7. Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily notes receivable and the note receivable from related party. Refer to Notes 8 and 9 with regard to credit risk evaluation of notes receivable and the note receivable from related party, respectively. Our cash is generally invested in investment-grade short-term instruments.

On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements significant changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provided unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of September 30, 2012, we had cash accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

Concentrations of credit risk also arise when a number of tenants or obligors related to one investment are engaged in similar business activities or activities in the same geographic regions, have similar economic features that would cause their ability to meet contractual obligations, including those of the Company, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentration risk.

As of September 30, 2012, excluding the VIE, we owned three properties in the state of California, six properties in the state of Florida three properties in the state of Oregon and one property in the state of Texas. Accordingly, there is a geographic concentration of risk subject to economic conditions in these states.

8. Notes Receivable

In May 2008, we agreed to loan up to $10.0 million at an interest rate of 10% per year to two real estate operating companies, Servant Investments, LLC (“SI”) for approximately $6.0 million and Servant Healthcare Investments, LLC (“SHI”) for approximately $4.0 million (collectively “Servant”). In May 2010, the combined loan commitments were reduced to $8.75 million with the commitment reduction impacting SI only. SI’s revised loan commitment was $4.7 million. The loans were scheduled to mature on May 19, 2013. At the time the loans were negotiated, Servant was a sub-advisor in an alliance with the managing member of our Advisor.

On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows from operations. During the third quarter of 2009, we concluded that the collectability of the SI note could not be reasonably assured. Therefore, we recorded a reserve of $4.7 million against the note balance. For the three and nine months ended September 30, 2011 and 2010, no interest income related to the SI note receivable was recorded. As of September 30, 2012 and December 31, 2011, the SI note receivable had a net balance of $0. It is our policy to recognize interest income on the reserved loan on a cash basis.

In the second quarter of 2011, after evaluating the expected effects of changes in SHI’s business prospects, including the uncertainty surrounding the realization of the fees pursuant to a sub-advisory agreement, we concluded that it was probable that we would be unable to collect all amounts due according to the terms of the SHI note and consequently, we recorded a note receivable impairment of $1.7 million against the balance of that note.

In December 2011, the notes receivable were restructured to provide for the combined settlement of the notes in the amount of $2.5 million of which $1.5 million was received from Servant in December 2011. The remaining $1.0 million is payable pursuant to a promissory note from SHI which provides for interest at a fixed rate of 5.00% per annum. A principal payment of $0.7 million, plus any accrued and unpaid interest, is due on December 22, 2013 and the remaining balance of $0.3 million, plus any accrued and unpaid interest, is due on December 22, 2014. The note receivable was recorded at its present value of $0.9 million on our consolidated balance sheet as of December 31, 2011.

The following table reconciles notes receivable from January 1, 2012 to September 30, 2012 and from January 1, 2011 to September 30, 2011:

	2012	2011
Balance at January 1,	$908,000	$4,000,000
Additions:
Additions to notes receivable	—	—
Deductions:
Notes receivable repayments	—	(150,000)
Notes receivable impairments	—	(1,650,000)

Balance at September 30,	$908,000	$2,200,000

As of September 30, 2012 and December 31, 2011, the SHI note receivable had a balance of $0.9 million. For the nine months ended September 30 2012 and 2011, interest income related to the note receivable was $40,000 and $0.3 million, respectively and the collection is current. We determined that Servant is not a variable interest entity and there is no requirement to include this entity in our condensed consolidated balance sheets and condensed consolidated statements of operations.

9. Note Receivable from Related Party

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

Leasing activity at Sherburne Commons has been lower than originally anticipated and to preserve cash flow for operating requirements, Nantucket Acquisition suspended interest payments to us beginning in the first quarter of 2011. Consequently, we began recognizing interest income on a cash basis as of the first quarter of 2011. For the three months ended September 30, 2012 and 2011, interest income recognized on the note was $0. For the nine months ended September 30, 2012 and 2011, interest income recognized on the note was $0 and $55,000, respectively.

During 2011 and in the first half of 2012, the loan balance was increased by $0.5 million and $0.3 million, respectively, to provide funds for Sherburne Commons’ operating shortfalls. It is anticipated that additional disbursements to Nantucket Acquisitions may be required while efforts are made to dispose of the property.

Nantucket Acquisition is considered a variable interest entity for which we are the primary beneficiary due to our enhanced ability to direct the activities of the VIE. Consequently, we have consolidated the operations of the VIE as of June 30, 2011 and, accordingly, eliminated the note receivable from related party in consolidation (see Note 11).

On a quarterly basis, we evaluate the collectability of our note receivable from Nantucket Acquisition. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and Nantucket Acquisition’s business models and future cash flows from operations. For the three months ended September 30, 2011 and 2012, we recorded no impairment charge attributed to the VIE held for sale (see Note 11). For the nine months ended September 30, 2012 and 2011, we recorded impairment changes of $1.1 million and $0, respectively.

The following table reconciles the note receivable from Nantucket Acquisition from January 1, 2012 to September 30, 2012 and from January 1, 2011 to September 30, 2011:

	2012	2011
Balance at January 1,	$—	$8,000,000
Additions:
Additions to note receivable from related party	435,000	318,000
Deductions:
Repayments of note receivable from related party	—	—
Elimination of balance in consolidation of VIE	(435,000)	(8,318,000)

Balance at September 30	$—	$—

10. Receivable from Related Party

The receivable from related party consists of the “excess organization and offering costs” reimbursed to the Advisor related to our Follow-on Offering. Our Follow-on Offering was terminated on June 10, 2012. Pursuant to the Advisory Agreement with our Advisor, within 60 days after the end of the month in which our Follow-on Offering terminated, our Advisor is obligated to reimburse us to the extent that the organization and offering expenses related to our Follow-on Offering borne by us exceeded 3.5% of the gross proceeds of the Follow-on Offering. As of June 10, 2012, we had reimbursed our Advisor a total of $1.1 million in organizational and offering costs related to our Follow-on Offering, of which $1.0 million was in excess of the contractual limit set forth in the advisory agreement. Therefore, we recorded a receivable of approximately $1.0 million for which we then reserved the full amount based on our analysis of collectability (see Note 14).

11. Consolidation of Variable Interest Entity

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

Nantucket Acquisition

As of September 30, 2012, we had a variable interest in a VIE in the form of a note receivable from Nantucket Acquisition in the amount of $9.0 million (see Note 9).

As a result of our issuing a notice of default with respect to the note, we determined that we were the primary beneficiary of the VIE. Therefore, we consolidated the operations of the VIE beginning June 30, 2011. Assets of the VIE may only be used to settle obligations of the VIE and creditors of the VIE have no recourse to the general credit of the Company. As of October 19, 2011, the Sherburne Commons property was reclassified to real estate held for sale (See Note 4). Consequently, the related assets and liabilities of the property are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale on our condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011. Operating results for the property have been reclassified to discontinued operations on our condensed consolidated statement of operations for the nine months ended September 30, 2012.

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

Since the fourth quarter of 2011, the Sherburne Commons property has been actively marketed to prospective third-party buyers. In the second quarter of 2012, we received a formal offer from an independent third party to acquire the property. Based upon this evidence and management’s plan to sell the property, we determined that the offer, less estimated selling costs, approximates fair value. Consequently, we recorded an impairment charge of $1.1 million in the first quarter of 2012. As of the valuation date, our property interest was deemed to be a Level 2 asset as our estimate of fair value was based on a non-binding purchase offer. We do not believe that this asset was a Level 1 asset as a purchase and sale agreement had not been signed as of the valuation date, giving the potential buyer the right to opt out of the transaction at its discretion.

Cornerstone Healthcare Partners LLC

On June 11, 2012, we formed CHP LLC, a Delaware limited liability company, with CHREF, an affiliate of the Advisor. The entity was formed to purchase healthcare related properties as part of the Company’s repositioning strategy (see Note 5). At September 30, 2012, we owned a 95% interest in CHP LLC and CHREF owned a 5% interest in the entity. As the equity holders are related parties and have voting rights that are disproportionate to their economic interests in CHP LLC, we determined that entity is a VIE. As we have control over the entity, along with the right to receive a majority of the expected residual returns and the obligation to absorb a majority of the expected losses of the entity, we determined that we were the primary beneficiary of the VIE. Consequently, we have consolidated the operations of the VIE.

As of September 30, 2012, the Company has not provided, and is not required to provide, financial support to the VIE except for the services provided to the VIE in its capacity as manager. There are no arrangements requiring the Company to provide additional financial support to the VIE, including circumstances in which the VIE could be exposed to further losses. The properties that were purchased through the VIE are mortgaged by a secured loan (see Note 15). This loan is secured by the healthcare properties purchased through the VIE and has no recourse to our general credit.

12. Payable to Related Parties

Payable to related parties at September 30, 2012 and December 31, 2011 consists of expense reimbursements payable to the Advisor.

13. Equity

Common Stock

Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of September 30, 2012 and December 31, 2011, we had cumulatively issued 20.9 million shares of common stock for a total of $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. On November 23, 2010, we stopped making and accepting offers to purchase shares of our stock and on June 10, 2012, it expired (see Note 2).

Distributions

Distributions paid to stockholders for the three months ended September 30, 2012 and 2011 were $0. Distributions paid to stockholders for the nine months ended September 30, 2012 and 2011 were $0 and $0.5 million, respectively, all of which was paid in cash. Total cash distributions paid for the six months ended June 30, 2011 were 100% funded from cash provided by operating activities.

We adopted a distribution reinvestment plan that allows our stockholders to have their distributions invested in additional shares of our common stock. As of September 30, 2012 and December 31, 2011, 2.3 million shares had been issued under the distribution reinvestment plan. On November 23, 2010, our board of directors suspended the distribution reinvestment plan indefinitely effective December 14, 2010. As a result, distributions were paid entirely in cash after December 14, 2010. Commencing with the April 2011 distributions, the board of directors elected to pay distributions on a quarterly basis. However, due to cash constraints, the board of directors elected to defer the second quarter 2011 distribution payment until the Company’s cash position improved. The second quarter distribution of $0.5 million was paid in the fourth quarter of 2011. We cannot provide any assurance as to if or when we will resume our distribution reinvestment plan.

The following table shows the distributions declared during the nine months ended September 30, 2012 and 2011:

	Distributions Declared (2)			Cash Flows Provided by (Used in) Operating
Period	Cash	Reinvested	Total	Activities
First quarter 2011 (1)	$454,000	$—	$454,000	$481,000
Second quarter 2011 (1)	$468,000	$—	$468,000	$(219,000)
Third quarter 2011	$—	$—	$—	$(323,000)
First quarter 2012	$—	$—	$—	$(800,000)
Second quarter 2012	$—	$—	$—	$(953,000)
Third quarter 2012	$—	$—	$—	$(2,400,000)

(1)	100% of the distributions declared during the nine months ended September 30, 2011 represented a return of capital for federal income tax purposes.
(2)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds.

The declaration of distributions is at the discretion of our board of directors and our board will determine the amount of distributions on a regular basis, if any. The amount, rate, frequency of distributions will depend on operating results and cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant. No distributions have been declared for periods after June 30, 2011.

From our inception in October 2004 through September 30, 2012, we declared aggregate distributions of $32.8 million. Our cumulative net loss and cumulative net cash provided by operating activities during the same period were $74.1 million and $0.5 million, respectively.

Stock Repurchase Program

On November 23, 2010, our board of directors concluded that we would not have sufficient funds available to us to continue funding share repurchases. Accordingly, our board of directors suspended repurchases under the program effective December 31, 2010. In January 2011, repurchases of 46,096 shares due to the death of a shareholder that were requested in 2010, prior to the suspension of the stock repurchase program were funded. Our board of directors has the authority to resume, suspend again, or terminate the share redemption program at any time upon 30 days written notice to our stockholders. Our board of directors may modify our stock repurchase program so that we can repurchase stock using the proceeds from the sale of our real estate investments or other sources. We can make no assurance as to when and on what terms repurchases will resume.

During the nine months ended September 30, 2012, we did not repurchase any shares pursuant to our stock repurchase program. We have received requests to repurchase 14,528 shares during the three months ended September 30, 2012. However, due to the current suspension of the stock repurchase program, we were not able to fulfill any of these requests.

During the nine months ended September 30, 2011, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January 2011 (1)	46,096	$7.99
February 2011	—	$—
March 2011	—	$—
April 2011	—	$—
May 2011	—	$—
June 2011	—	$—
July 2011	—	$—
August 2011	—	$—
September 2011	—	$—

46,096

(1)	In January 2011, share repurchases due to the death of a shareholder that were requested prior to the suspension of the stock repurchase program were fulfilled under the program.

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

As of September 30, 2012, we had granted to our independent, non-employee directors nonqualified stock options to purchase an aggregate of 80,000 shares of common stock at an exercise price of $8.00 per share. Of these shares, 15,000 shares lapsed and were canceled on November 8, 2008 due to the resignation of one director from the board of directors on August 6, 2008. On April 6 and July 3, 2012, an additional 20,000 and 5,000 shares, respectively, lapsed and were canceled due to the resignation of two additional members from the board of directors.

Outstanding stock options became immediately exercisable on the grant date, were issued with a ten-year life, and have no intrinsic value as of September 30, 2012. We recorded compensation expense for non-employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. No stock options were exercised during the nine months ended September 30, 2012 and 2011. We did not incur any non-cash compensation expense for the nine months ended September 30, 2012 and 2011.

In connection with the registration of the shares in our Follow-On Offering, we suspended the issuance of options to our independent, non-employee directors under the Plan, and we do not expect to issue additional options to our independent, non-employee directors. As of June 10, 2012, our Follow-on Offering was terminated (see Note 2).

Our equity compensation plan information as of September 30, 2012 and December 31, 2011 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	40,000	$8.00	See footnote	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	40,000	$8.00	See footnote	(1)

(1)	Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to ten percent (10%) of our outstanding common stock. The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000. As of September 30, 2012 and December 31, 2011, there were 23,028,285 shares of our common stock issued and outstanding.

14. Related Party Transactions

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

As of September 30, 2012 and December 31, 2011, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling $5.6 million, including $0.1 million of organizational costs that were expensed and $5.5 million of offering costs which reduced net proceeds of our Offerings. Of this amount, $4.4 million reduced the net proceeds of our Primary Offering and $1.1 million reduced the net proceeds of our Follow-On Offering.

On June 10, 2012, our Follow-on Offering was terminated. Our Advisory Agreement provides for reimbursement to the Advisor for organizational and offering costs in excess of 3.5% of the gross proceeds from our Primary Offering and Follow-On Offering. Under the Advisory Agreement, within 60 days after the end of the month in which our Follow-on Offering terminated, the Advisor is obligated to reimburse us to the extent that the organization and offering expenses related to our Follow-on Offering borne by us exceeded 3.5% of the gross proceeds of the Follow-on Offering. As of June 10, 2012, we had reimbursed our Advisor a total of $1.1 million in organizational and offering costs related to our Follow-on Offering, of which $1.0 million was in excess of the contractual limit. Consequently, in the second quarter of 2012, we recorded a receivable from the Advisor for $1.0 million reflecting the excess reimbursement. The repayment by the Advisor is scheduled to occur in quarterly payments over a 24 month period commencing January 1, 2013. However, as a result of our evaluation of various factors related to collectability of this receivable, we recorded a reserve for the full amount of the receivable as of June 30, 2012 and no change has been made to the reserve as of September 30, 2012.

Acquisition Fees and Expenses. The Advisory Agreement requires us to pay to the Advisor acquisition fees in an amount equal to 2.0% of the gross proceeds from our Offerings. We have paid the acquisition fees upon receipt of the gross proceeds from our Primary Offering and Follow-On Offering (excluding gross proceeds related to sales pursuant to our distribution reinvestment plan). However, if the Advisory Agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the nine months ended September 30, 2012 and 2011, the Advisor earned acquisition fees of $0.4 million and $0, respectively. On July 31, 2012, we executed an amendment to the terms of the Advisory Agreement to provide for payment of an Advisor acquisition fee in an amount not to exceed 2% of the contract purchase price, as defined, for new property acquisitions.

Asset Management Fees and Expenses. Prior to October 1, 2011, the Advisory Agreement required us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the “Average Invested Assets” (as defined in the Advisory Agreement). On August 31, 2011, we amended the Advisory Agreement to provide that, beginning on October 1, 2011, the asset management fee payable by us to our Advisor shall be reduced to a monthly rate of one-twelfth of 0.75% of our Average Invested Assets, as defined above. On July 31, 2012, we executed an amendment to the terms of the Advisory Agreement to provide for a Property Management and Leasing Fee payable to the Advisor if the Advisor provides such services with respect to new property acquisitions. The amount of the Property Management and Leasing Fee is to be market-based and in no case may exceed 3% of monthly gross revenue, as defined, and 2.5% of rent as defined. For the three months ended September 30, 2012 and 2011, the Advisor earned $0.2 million and $0.4 million, respectively, of asset management fees which were expensed and included in asset management fees and expenses in our condensed consolidated statements of operations. For the nine months ended September 30, 2012 and 2011, the Advisor earned $0.7 million and $1.2 million, respectively, of asset management fees which were expensed and included in asset management fees and expenses in our condensed consolidated statements of operations.

In addition, we reimburse the Advisor for the direct and indirect costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf. These fees and expenses are in addition to management fees that we pay to third-party property managers. For the three months ended September 30, 2012 and 2011, the Advisor was reimbursed $58,000 and $44,000, respectively, of such direct and indirect costs and expenses incurred on our behalf, which are included in asset management fees and expenses in our condensed consolidated statements of operations. For the nine months ended September 30, 2012 and 2011, the Advisor was reimbursed $138,000 and $129,000, respectively, of such direct and indirect costs and expenses incurred on our behalf, which are included in asset management fees and expenses in our condensed consolidated statements of operations.

Operating Expenses. The Advisory Agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us. For the three months ended September 30, 2012 and 2011, $0.3 million and $0.2 million of such costs, respectively, were reimbursed and are included in general and administrative expenses in our condensed consolidated statements of operations. For the nine months ended September 30, 2012 and 2011 $1.0 million and $0.7 million of such costs, respectively, were reimbursed and are included in general and administrative expenses in our condensed consolidated statements of operations.

Pursuant to provisions contained in our charter and in our Advisory Agreement, the Advisor shall reimburse us by the amount by which the total operating expenses paid or incurred by us, in any four consecutive fiscal quarters, exceeds the greater of 2% of our average invested assets or 25% of our net income, calculated in the manner set forth in our charter, (the “Excess Amount” unless a majority of the board of directors (including a majority of the independent directors) has made a finding that, based on unusual and non-recurring factors that they deem sufficient, a higher level of expenses is justified (collectively, this limitation is the “2%/25% Test”).

As previously disclosed, for each of the fiscal quarters ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012 our board of directors conditioned its findings that such Excess Amounts for such quarters were justified upon the Advisor agreeing to carry over such Excess Amounts and include them in total operating expenses in subsequent periods for purposes of the 2%/25% Test. The board of directors including the independent directors of the Company have unanimously resolved to permanently waive the Advisor’s reimbursement obligation with respect to amounts due for excess resulting from the six-fiscal quarters ended September 30, 2011, which amount totals $3.2 million.

The Company’s board of directors, including all of the independent directors, reached their decision to waive the Advisor’s reimbursement obligation because such expenses were justified as unusual and non-recurring, including those due to unforeseeable conditions, namely the small asset base due to the suspension in November 2010 and subsequent termination in June 2012 of the Follow-On Offering. This negatively affected the Company’s growth and extended the start-up phase of the Company. Additionally, we were negatively impacted by the extended economic national recession that adversely impacted the industrial and residential real estate markets resulting in lower rental rates, occupancy rates and operating results in 2009, 2010 and 2011. In 2011, four of our industrial properties were sold primarily to pay down and/or restructure terms on current maturities of debt. These dispositions further negatively impacted the Company’s operating results and reduced the average invested assets measure, which is used in the 2%/25% test.

For the four-fiscal-quarter period ended September 30, 2012, our total operating expenses again exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $4.2 million and incurred an Excess Amount of approximately $2.3 million during the four-fiscal-quarters ended September 30, 2012. Our board of directors, including a majority of our independent directors, has determined that this Excess Amount is justified because of unusual and non-recurring factors such as our small size (for a public reporting company) and the costs of repositioning of our real estate investments. However, notwithstanding such justification, and as a condition to such justification, the Advisor has again agreed that the Excess Amount the four-fiscal-quarter period ended September 30, 2012 shall be carried over and included in total operating expenses in subsequent periods, with any waiver dependent on our Advisor’s satisfactory progress with respect to executing the strategic alternative to be chosen by the independent directors.

The Advisor has informed us that based on current conditions and the Company’s forecast, it believes that the Company’s projected operating expenses are likely to exceed the 2%/25% test while the Company and Advisor pursue the repositioning strategy and growth in assets under management. Accordingly, the board of directors has determined and the Advisor has concurred that any Excess Amounts in future quarters shall be carried over and included I the total operating expense for such subsequent periods, with any future waiver or adjustments dependent upon the Advisor satisfactorily continued progress with respect to accelerating growth and executing the strategic repositioning andcost containment initiatives. The board of directors will continue to monitor the appropriateness of the expenses and the Advisor’s fees and consider options to reduce the Company’s expense structure.

Property Management and Leasing Fees and Expenses. The Advisory Agreement provides that if we retain our Advisor or an affiliate to manage and lease some of our properties, we will pay a market-based property management fee or property leasing fee, which may include reimbursement of our Advisor’s or affiliate’s personnel costs and other costs of managing the properties. For the three months ended September 30, 2012 and 2011, the Advisor earned approximately $2,000 and $2,000, respectively, of such property management fees. For the nine months ended September 30, 2012 and 2011, the Advisor earned $7,000 and $13,000, respectively, of such property management fees. On July 31, 2012, we executed a Property Management and Leasing Agreement with the Advisor pursuant to which it will perform property management and leasing services with respect to our healthcare properties. This agreement stipulates that when the Advisor identifies tenants and negotiates a lease on our behalf for the healthcare properties, we will pay to the Advisor a market based leasing fee. For the three months ended September 30, 2012, the Advisor earned approximately $1.0 million of leasing fees. For the nine months ended September 30, 2012, the Advisor earned $1.0 million of leasing fees. No leasing fees were earned in 2011. These costs are included in property operating and maintenance expenses in our condensed consolidated statements of operations.

Disposition Fee. Prior to the second amendment to the Advisory Agreement executed on November 11, 2011, the Advisory Agreement provided that if the Advisor or its affiliates provide a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the Advisor or such affiliate a disposition fee up to 3% of the sales price of such property or properties upon closing. This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. Subsequent to November 11, 2011, the disposition fee was reduced from an amount up to 3% of the sales price of properties sold to an amount up to 1% of the sales price of properties sold if the Advisor or its affiliates provide a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors).We will pay the disposition fees for a property at the time the property is sold. For the three and nine months ended September 30, 2012 and 2011, the Advisor did not earn any disposition fees.

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

Dealer Manager Agreement

PCC, as dealer manager, was entitled to receive sales commissions of up to 7% of gross proceeds from sales in our Offerings. PCC was also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Offerings. The dealer manager was also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Offerings. For the nine months ended September 30, 2012 and 2011, our dealer manager earned no sales commissions or dealer manager fees. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheets. Our Follow-on Offering was terminated on June 10, 2012 (see Note 2).

15. Notes Payable

We have total debt obligations of $44.3 million that will mature in 2014 and 2017. In connection with our notes payable, we incurred financing costs totaling $0.9 million, as of September 30, 2012 and December 31, 2011, respectively. These financing costs have been capitalized and are being amortized over the life of their respective financing agreements. For the three months ended September 30, 2012 and 2011, $27,000 and $156,000, respectively, of deferred financing costs were amortized and included in interest expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2012 and 2011, $99,000 and $357,000, respectively, of deferred financing costs were amortized and included in interest expense in our condensed consolidated statements of operations.

HSH Nordbank AG

We amended our credit agreement with HSH Nordbank AG, New York Branch (“HSH Nordbank”) in a series of amendments extending the credit facility maturity date from September 20, 2010 to December 16, 2011. As a part of these amendments, we made a principal reduction payment and paid extension fees.

The July 2011 amendment to this credit agreement extended the maturity date from September 30, 2011 to December 16, 2011 and increased the margin spread over LIBOR (London Interbank Offered Rate) from a range of 350 to 375 basis points to a fixed 375 basis points from June 1, 2011 to September 30, 2011 and to 400 basis points from October 1, 2011 to the maturity date. Additionally, this amendment eliminated our requirement to make principal reduction payments of $0.3 million in July, August, and September of 2011, respectively. In connection with this extension and the sale of the Goldenwest property (see Note 17), we made a principal payment of $7.8 million.

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

On December 22, 2011, in connection with the sale of the 2111 South Industrial Park property (see Note 17), we made a principal payment of approximately $0.9 million.

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

As of September 30, 2012 and December 31, 2011, we had net borrowings of approximately $6.6 million and $14.4 million under the loan agreement, respectively. The weighted-average interest rate for the nine months ended September 30, 2012 and the year ended December 31, 2011 was 3.71% and 2.54%, respectively. During the three months ended September 30, 2012 and 2011, we incurred $59,000 and $51,000 of interest expense, respectively, related to this loan agreement. During the nine months ended September 30, 2012 and 2011, we incurred $0.2 million and $0.3 million of interest expense, respectively, related to this loan agreement.

The loan agreement contains various reporting covenants, including providing periodic balance sheets, statements of income and expenses of borrower and each guarantor, statements of income and expenses and changes in financial position of each secured property and cash flow statements of the borrower and each guarantor. As of September 30, 2012, we were in compliance with all financial covenants.

The principal payments due on the Wells Fargo loan for October 1, 2012 to December 31, 2012 and for each of the five following years ended December 31 is as follows:

Year	Principal Amount
October 1, 2012 to December 31, 2012	$90,000
2013	$360,000
2014	$6,139,000
2015	$—
2016	$—
2017 and thereafter	$—

Transamerica Life Insurance Company

In connection with our acquisition of Monroe North Commerce Center, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”). Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of $7.4 million on the Transamerica secured mortgage loan. The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum. As of September 30, 2012 and December 31, 2011, we have an outstanding balance of $6.5 million and $6.7 million, respectively, under this Loan Assumption Agreement. This Loan Assumption Agreement contains various reporting covenants including an annual income statement, rent roll, operating budget and narrative summary of leasing prospects for vacant spaces. As of September 30, 2012, we were in compliance with all reporting covenants. The monthly principal and interest payment on this loan is $50,370. During the three months ended September 30, 2012 and 2011, we incurred $96,000 and $99,000 of interest expense, respectively, related to this Loan Assumption Agreement. During the nine months ended September 30, 2012 and 2011, we incurred $0.3 million and $0.3 million of interest expense, respectively, related to this loan agreement. The principal payments due on the Loan Assumption Agreement for October 1, 2012 to December 31, 2012 and for each of the five following years ended December 31 is as follows:

Year	Principal Amount
October 1, 2012 to December 31, 2012	$37,000
2013	$230,000
2014	$6,234,000
2015	$—
2016	$—
2017 and thereafter	$—

Seller Loan

We acquired our interest in the Fernhill and Sheridan properties subject to a secured loan. On August 1, 2012, we entered into a loan agreement with the sellers, Sheridan Care Center LLC, Sheridan Properties LLC, Fernhill Estates LLC, and Fernhill Properties LLC, for a loan (the “Seller Loan”) in the aggregate amount of approximately $5.8 million secured by security interests in the Fernhill and Sheridan properties. The Seller Loan, which bears interest fixed at 5.0%, matures on March 15, 2013, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan agreement will become due. The Seller Loan was interest-only and could be voluntarily prepaid in its entirety prior to the maturity date without penalty. Interest payments on the Seller Loan are due monthly. The principal balance of the Seller Loan was paid off in full on September 14, 2012 with the proceeds of the GE Healthcare Loan. During the three and nine months ended September 30, 2012, we incurred $23,000 of interest expense related to this Seller Loan.

General Electric Capital Corporation – Healthcare Properties

In connection with our acquisition of the Medford and Galveston facilities, on September 13, 2012, we entered into a loan agreement with General Electric Capital Corporation (“GE Healthcare Loan”) for a loan in the aggregate amount of approximately $16.5 million secured by security interests in the Medford Facility and Galveston Facility. Additionally, we used part of the loan proceeds to repay the entire principal balance of the Seller Loan of $5.8 million. Consequently, the GE Healthcare Loan is secured, in part, by the Portland Properties. The loan bears interest at LIBOR, with a floor of 50 basis points, plus a spread of 4.50%, and matures on September 12, 2017, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan agreement will become due. The GE Healthcare Loan is interest-only for the first twelve months (known as the “lockout period”) and a combination of principal and interest thereafter. The loan may be voluntarily prepaid during lockout period provided the borrower pays a penalty equal to the sum of the LIBOR Breakage Amount, as defined in the, GE Healthcare Loan Agreement and two percent of the outstanding balance of the loan. The GE Healthcare Loan may be prepaid with no penalty after the expiration of the lockout period. Interest payments on the GE Healthcare Loan are due monthly. After the lockout period, principal and interest payments are due on monthly based on a 25 year amortization schedule. As of September 30, 2012, we were in compliance with all covenants. The monthly payment on this GE Healthcare Loan is approximately $90,000. During the three and nine months ended September 30, 2012, we incurred $66,000 of interest expense related to this loan agreement. The principal payments due on the loan for October 1, 2012 to December 31, 2012 and for each of the five following years ended December 31 is as follows:

Year	Principal Amount
October 1, 2012 to December 31, 2012	$—
2013	$93,000
2014	$384,000
2015	$408,000
2016	$430,000
2017 and thereafter	$20,985,000

General Electric Capital Corporation – Western Property

On September 7, 2012, through a wholly-owned subsidiary, we entered into a loan agreement (the “Western Loan”) with General Electric Capital Corporation for a loan in the aggregate amount of approximately $8.9 million, net of certain lender holdbacks, secured by a security interest in the 20100 Western Avenue property. The Western Loan, which bears interest at LIBOR plus 4.30%, with a LIBOR floor of 0.25%, matures on September 30, 2014, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan will become due. The Company has the option to extend the term of the loan for one additional 12-month period. The Western Loan is interest only through November 1, 2013, at which time it begins amortizing over a 30-year period. The Western Loan may be voluntarily prepaid in its entirety during the first year of the loan term subject to a prepayment penalty equal to the Spread Maintenance Amount, as defined in the loan agreement, plus the LIBOR Breakage Amount, as defined in the loan agreement. Subsequent to the first year of the loan term, the loan may be voluntarily prepaid in its entirety subject to a prepayment penalty equal to the Libor Breakage Amount. We paid certain customary financing fees from the proceeds of the Western Loan, and an exit fee of $96,200 is payable to the lender upon the earlier of the maturity of the loan or repayment of the Western Loan in full. In connection with this loan, we entered into an interest swap agreement. The fair value and any change in fair value are considered immaterial. As of September 30, 2012, we were in compliance with all reporting covenants. The monthly payment on this Western Loan is approximately $34,000. During the three and nine months ended September 30, 2012, we incurred $28,000 of interest expense related to this loan agreement. The principal payments due on the loan for October 1, 2012 to December 31, 2012 and for each of the five following years ended December 31 is as follows:

Year	Principal Amount
October 1, 2012 to December 31, 2012	$—
2013	$—
2014	$8,900,000
2015	$—
2016	$—
2017 and thereafter	$—

16. Commitments and Contingencies

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

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial condition, results of operations, and cash flows. We are also subject to contingent losses related to notes receivable as further described in Notes 8 and 9. We are not presently subject to any material litigation nor, to our knowledge, any material litigation threatened against us which, if determined unfavorably to us, would have a material effect on our consolidated financial statements.

17. Discontinued Operations

Divestitures

In accordance with FASB ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

On June 14, 2011, one of our wholly-owned subsidiaries sold the Goldenwest property to Westminster Redevelopment Agency, a non-related party, for a purchase price of $9.4 million. Approximately $7.8 million in proceeds from the sale were used to pay down a portion of the HSH Nordbank credit facility. The operations of Goldenwest are presented in discontinued operations on our condensed consolidated statement of operations for the three and nine months ended September 30, 2011.

On November 28, 2011, two of our wholly-owned subsidiaries sold the Mack Deer Valley and Pinnacle Park Business Center properties to a non-related party for a purchase price of $23.9 million. The proceeds were used, in part, to pay down the entire balance of the HSH Nordbank credit facility. The operations of these properties are presented in discontinued operations on our condensed consolidated statement of operations for the three and nine months ended September 30, 2011.

On December 22, 2011, our wholly-owned subsidiary sold the 2111 South Industrial Park property for a purchase price of $0.9 million. A loss on sale of $29,000 was recognized in the fourth quarter of 2011. The proceeds were used to pay down the Wells Fargo loan. The operations of this property are presented in discontinued operations on our condensed consolidated statement of operations for the three and nine months ended September 30, 2011.

Assets of Variable Interest Entity Held for Sale

In the fourth quarter of 2011, our board of directors authorized us to actively market the Sherburne Commons property, a VIE that we began consolidating on June 30, 2011 (see Note 11).

The assets and liabilities of properties for which we have initiated plans to sell, but have not yet sold as of September 30, 2012 and December 31, 2011 have been classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale on the accompanying condensed consolidated balance sheets. As of September 30, 2012 and December 31, 2011, this represents the assets and liabilities of the Sherburne Commons property. The results of operations for the variable interest entity held for sale are presented in discontinued operations on the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2012.

The following is a summary of the components of (loss) income from discontinued operations for the three months and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Rental revenues, tenant reimbursements and other income	$577,000	$1,316,000	$1,522,000	$3,065,000
Operating expenses and real estate taxes	733,000	947,000	2,103,000	1,702,000
Depreciation and amortization	—	110,000	—	586,000
Impairment of real estate	—	153,000	1,140,000	19,333,000
Income (loss) from discontinued operation	$(156,000)	$106,000	$(1,721,000)	$(18,556,000)

FASB ASC 360 requires that assets classified as held for sale be carried at the lesser of their carrying amount or estimated fair value, less estimated selling costs. Accordingly, we recorded an impairment charge of $1.1 million in the first quarter of 2012 to record the Sherburne Commons property at its estimated fair value; less estimated selling costs (see Notes 4 and 11).

The following table presents balance sheet information for the properties classified as held for sale as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Assets of variable interest entity held for sale:
Cash and cash equivalents	$40,000	$95,000
Investments in real estate, net	3,905,000	5,045,000
Accounts receivable, inventory and other assets	223,000	232,000

Assets of variable interest entity held for sale	$4,168,000	$5,372,000

Liabilities of variable interest entity held for sale:
Note payable	$1,332,000	$1,332,000
Loan payable	131,000	127,000
Accounts payable and accrued liabilities	408,000	373,000
Intangible lease liabilities, net	145,000	145,000
Interest payable	244,000	142,000

Liabilities of variable interest entity held for sale	$2,260,000	$2,119,000

18. Segment Reporting

As of September 30, 2012, we operate in two business segments for management and internal financial reporting purposes: industrial and healthcare. Prior to the third quarter of 2012, we operated only in the industrial business segment. These operating segments are the segments for which separate financial information is available and for which operating results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing financial performance. Our healthcare segment consists of the four skilled-nursing and assisted-living properties acquired in the third quarter of 2012 (see Note 4). These properties are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our industrial segment consists of nine multi-tenant industrial properties offering a combination of warehouse and office space adaptable to a broad range of tenants and uses typically catering to local and regional businesses.

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

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Industrial	Healthcare	Consolidated	Industrial	Healthcare		Consolidated

Rental revenues	$961,000	$298,000	$1,259,000	$849,000		$—	$849,000
Tenant reimbursements and other income	226,000	24,000	250,000	204,000		—	204,000
	$1,187,000	$322,000	$1,509,000	$1,053,000	$		$1,053,000
Property operating and maintenance	347,000	33,000	380,000	427,000		—	427,000
Net operating income	$840,000	$289,000	$1,129,000	$626,000		$—	$626,000
Interest income from notes receivable			(13,000)				(102,000)
General and administrative expenses			757,000				713,000
Asset management fees and expenses			240,000				388,000
Real estate acquisition costs			737,000				—
Depreciation and amortization			524,000				384,000
Interest expense			299,000				408,000
Impairment of real estate			—				425,000
Loss (income) from discontinued operation			156,000				(106,000)
Net loss			$(1,571,000)				$(1,484,000)
Net loss attributable to noncontrolling interests			(258,000)				(352,000)
Net loss attributable to common stockholders			$(1,313,000)				$(1,132,000)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Industrial	Healthcare	Consolidated	Industrial	Healthcare	Consolidated

Rental revenues	$2,613,000	$298,000	$2,911,000	$2,640,000	$—	$2,640,000
Tenant reimbursements and other income	649,000	23,000	672,000	669,000	—	669,000
	$3,262,000	$321,000	$3,583,000	$3,309,000	$—	$3,309,000
Property operating and maintenance expenses	1,141,000	32,000	1,173,000	1,246,000	—	1,246,000
Net operating income	$2,121,000	$289,000	$2,410,000	$2,063,000	$—	$2,063,000
Interest income from notes receivable			(40,000)			(366,000)
General and administrative expenses			2,489,000			2,083,000
Asset management fees and expenses			662,000			1,215,000
Real estate acquisition costs			737,000			—
Depreciation and amortization			1,294,000			1,457,000
Reserve for advisor obligation			988,000			—
Interest expense			733,000			1,019,000
Impairment of notes receivable			—			1,650,000
Impairment of real estate			1,140,000			23,644,000
Loss from discontinued operation			581,000			18,556,000
Net loss			$(6,174,000)			$(47,195,000)
Net loss attributable to noncontrolling interests			(787,000)			(404,000)
Net loss attributable to common stockholders			$(5,387,000)			$(46,791,000)

The following table reconciles NOI from net loss for the three months and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(1,571,000)	$(1,484,000)	$(6,174,000)	$(47,195,000)
Interest income from notes receivable	(13,000)	(102,000)	(40,000)	(366,000)
General and administrative	757,000	713,000	2,489,000	2,083,000
Asset management fees and expenses	240,000	388,000	662,000	1,215,000
Real estate acquisition costs	737,000	—	737,000	—
Depreciation and amortization	524,000	384,000	1,294,000	1,457,000
Reserve for excess advisor obligation	—	—	988,000	—
Interest expense	299,000	408,000	733,000	1,019,000
Impairment of notes receivable	—	—	—	1,650,000
Impairment of real estate	—	425,000	—	23,644,000
Loss from discontinued operations	156,000	(106,000)	1,721,000	18,556,000
Net operating income	$1,129,000	$626,000	$2,410,000	$2,063,000

19. Subsequent Events

Sale of Western Avenue Property

On October 9, 2012, our board of directors authorized us to actively market the Western Avenue property for sale. Commencing in the fourth quarter of 2012, the assets and liabilities of this property will be classified as real estate held for sale and liabilities associated with real estate held for sale on the accompanying condensed consolidated balance sheets and the results of operations will be presented in discontinued operations on the accompanying condensed consolidated statements of operations for all periods presented.

Nantucket Property PSA execution

On November 12, 2012, we, through our VIE, executed a purchase and sale agreement (the “ Nantucket Sale Agreement”) for the sale of the Nantucket Property, by the Northbridge Communities LLC (“Nantucket Buyer”) a non-related party, for a purchase price of approximately $4.0 million. Except with respect to specific contingencies, the Nantucket Buyer does not have the right to terminate the Nantucket Sale Agreement without our consent.

The disposition is anticipated to be completed in the first quarter of 2013. Although most contingencies have been satisfied and we expect to close in accordance with the terms of the Nantucket Sale Agreement, there can be no assurance that remaining contingencies will be satisfied or that events will not arise that could prevent us from disposing the property.

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

Overview

We were incorporated on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate. As of September 30, 2012, we had raised $167.1 million of gross proceeds from the sale of 20.9 million shares of our common stock in our initial and follow-on public offerings and had acquired thirteen industrial properties, four of which were sold during 2011. In third quarter of 2012, we acquired four healthcare related properties.

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

On November 23, 2010, we stopped soliciting and accepting offers to purchase shares of our stock while our board of directors evaluates strategic alternatives to maximize value and we subsequently informed our investors of several decisions made by the board of directors for the health of our REIT.

Suspension of Distribution Reinvestment Plan. We suspended our distribution reinvestment plan effective December 14, 2010. All distributions paid after December 14, 2010 have been and will be made in cash.

Distributions. Effective December 1, 2010, our board of directors resolved to reduce distributions on our common stock to an annualized rate of $0.08 per share (1% based on a share price of $8.00), from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), in order to preserve capital that may be needed for capital improvements, debt repayment or other corporate purposes. Distributions at this rate were declared for the first and second quarters of 2011. In June 2011, the board of directors decided, based on the financial position of the Company, to suspend the declaration of further distributions and to defer the payment of the second quarter 2011 distribution until the financial position improved. In the fourth quarter of 2011, we sold the Arizona properties and paid the second quarter distributions. No distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow. We can make no assurance when and if distributions will recommence.

Stock Repurchase Program. After careful consideration of the proceeds that were available from our distribution reinvestment plan in 2010, and an assessment of our expected capital expenditures, tenant improvement costs and other costs and obligations related to our investments, our board of directors concluded that we did not have sufficient funds available to prudently fund any stock repurchases during 2011. Accordingly, our board of directors approved an amendment to our stock repurchase program to suspend repurchases under the program effective December 31, 2010. We can make no assurances as to whether and on what terms repurchases will resume. The share repurchase program may be amended, resumed, suspended again, or terminated at any time.

Our board of directors continues to evaluate and implement strategic alternatives to reposition our Company and enhance shareholders’ value. Specifically, we sold the Goldenwest property in June 2011 for gross proceeds of $9.4 million and made a principal payment of $7.8 million on the HSH Nordbank credit facility. Additionally, we sold the Mack Deer Valley and Pinnacle Park Business Center properties in November 2011 for gross proceeds of approximately $23.9 million. The net proceeds were used, in part, to pay down the remaining balance of the HSH Nordbank credit facility. In December 2011, we sold the 2111 South Industrial Park property for gross proceeds of $0.9 million. The proceeds were used to pay down the Wells Fargo loan. Furthermore, in February 2012, we amended our loan agreement with Wells Fargo. The amendment, executed upon our making a $7.5 million principal payment, extended the maturity date of the loan from February 13, 2012 to February 13, 2014 and reduced the interest rate from 300 basis points over one-month LIBOR to 200 basis points over one-month LIBOR, with the LIBOR floor remaining fixed at 150 basis points. We are continuing to pursue options for repaying our debt, including asset sales.

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

Despite recent positive economic indicators, both the national and most global economies have experienced continued volatility throughout 2011 and 2012. These conditions, combined with stagnant business activity and low consumer confidence, have resulted in a challenging operating environment.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has experienced deteriorating fundamentals across most major property types and most geographic markets. These market conditions have and may continue to have a significant impact on our industrial real estate investments. In addition, these market conditions have impacted our tenants’ businesses, which makes it more difficult for them to meet current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Increases in rental concessions given to retain tenants and maintain our occupancy level, which are vital to the continued success of our portfolio, have resulted in lower current cash flows from operations. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, could result in additional decreases in cash flows from operations.

Until market conditions are more stable, we expect to continue to limit capital expenditures, focusing on those capital expenditures that preserve value and/or generate rental revenue. However, if we experience an increase in vacancies, we may have to make capital investments to re-lease properties and pay leasing commissions.

Strategic Repositioning

Commencing in June 2011, together with our Advisor, we embarked upon an evaluation of options and repositioning that we believed could enhance shareholder value.

The initial steps of this “repositioning” strategy involved the sale of certain industrial properties (Goldenwest, Mack Deer Valley, Pinnacle Park and 2111 South Industrial Park). Proceeds from those sales transactions were used to “de-lever” the Company’s balance sheet by paying down certain short term and other higher cost debt, extending maturities and renegotiating lower interest rates on other loan obligations.

During the second and third quarters of 2012, the board of directors, in consultation with the Advisor, approved the reinvestment of the remaining proceeds from these 2011 property dispositions into four healthcare real property assets and acquired an option to purchase a fifth health care property. Diversification into healthcare real estate assets is expected to be accretive to the earnings and shareholder value of the combined portfolio. Such healthcare acquisitions were made through a joint venture with an affiliate of the Advisor and involved interim seller and/or third party lender financing. The Company intends to refinance such interim borrowings with long term financing. In the interest of further diversification of risk and to attract new capital partners, the Company may, in the future, reduce its ownership interest in the healthcare joint venture.

Healthcare-related properties include a wide variety of properties, including senior housing facilities, medical office buildings (“MOBs”), and skilled nursing facilities (“SNFs”). Senior housing facilities include independent living facilities, assisted living facilities and memory and other continuing care retirement communities. Each of these caters to different segments of the elderly population. Services provided by operators or tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. MOBs typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space, and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require more systems to accommodate special requirements. MOBs are typically multi-tenant properties leased to multiple healthcare providers (hospitals and physician practices) although there is a trend towards net leases to doctors and hospitals. SNFs offer nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Sub-acute care services are provided to residents beyond room and board. Certain skilled nursing facilities provide some services on an outpatient basis. Skilled nursing services provided in these facilities are primarily paid for either by private sources or through the Medicare and Medicaid programs. SNFs are typically leased to single-tenant operators under net lease structures.

The Advisor has reported to us that it believes the outlook for us raising new property level joint venture equity capital to support our growth and further diversify both operator and healthcare property sector risk may currently be favorable.

Based in part on this advice, the board of directors continues to evaluate the repositioning strategy while pursuing other growth initiatives that lower capital costs and enable us to reduce or improve our ability to cover our general and administrative costs over a broader base of assets.

For the remainder of 2012 and in early 2013, the board of directors has requested that the Advisor raise new property level joint venture equity capital while management continues to evaluate opportunities for repositioning and growth and attempts to secure long term debt at favorable rates for recent and any future acquisitions.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

Results of Operations

As of September 30, 2012, we owned thirteen properties consisting of nine industrial and four healthcare properties which were purchased in the third quarter of 2012. In January 2011, we owned thirteen industrial properties of which four were subsequently sold. In June 2011, we sold the Goldenwest property for gross proceeds of $9.4 million. In November 2011, we sold the Mack Deer Valley and Pinnacle Park Business Center properties for gross proceeds of $23.9 million. In December 2011, we sold the 2111 South Industrial Park property for gross proceeds of $0.9 million.

In October 2011, we reclassified the Sherburne Commons property as held for sale (see Note 11) and the results of its operations have been reported in discontinued operations for all periods presented.

Three months ended September 30, 2012 and 2011

	Three Months Ended September 30,			%
	2012	2011	$ Change	Change
Rental revenues, tenant reimbursements & other income	$1,509,000	$1,053,000	$456,000	43.3%
Property operating and maintenance	(380,000)	(427,000)	47,000	(11.0)%
Net operating income (1)	1,129,000	626,000	503,000	80.4%
Interest income from notes receivable	13,000	102,000	(89,000)	(87.3)%
General and administrative	(757,000)	(713,000)	(44,000)	6.2%
Asset management fees and expenses	(240,000)	(388,000)	148,000	(38.1)%
Real estate acquisition costs	(737,000)	—	(737,000)	0.0%
Depreciation and amortization	(524,000)	(384,000)	(140,000)	36.5%
Interest expense	(299,000)	(408,000)	109,000	(26.7)%
Impairment of real estate	—	(425,000)	425,000	(100.0)%
Loss from continuing operations	(1,415,000)	(1,590,000)	175,000	(11.0)%
Loss from discontinued operations	(156,000)	106,000	(262,000)	(247.2)%
Net loss	(1,571,000)	(1,484,000)	(87,000)	5.9%
Noncontrolling interests’ share in losses	(258,000)	(352,000)	94,000	(26.7)%
Net loss applicable to common shares	$(1,313,000)	$(1,132,000)	$(181,000)	16.0%

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI. See Note 18 for a summary table reconciling NOI from net loss.

Rental revenues, tenant reimbursements and other income increased to $1.5 million for the three months ended September 30, 2012 from $1.1 million for the three months ended September 30, 2011. The increase is primarily due to increased overall occupancy rates and approximately $0.3 million related to the acquisition of the new healthcare properties offset by lower average lease rental rates and longer lease-up periods for vacant industrial space as a result of the current economic environment.

Property operating and maintenance expense was comparable at $0.4 million for the three months ended September 30, 2012 and September 30, 2011.

Interest income from notes receivable decreased to $13,000 for the three months ended September 30, 2012 from $0.1 million for the three months ended September 30, 2011 primarily due to the lower outstanding balance for the Servant Healthcare Investments, LLC note resulting in less interest income in 2012 compared to approximately $0.1 million in interest income for the three months ended September 30, 2011.

General and administrative expenses increased to $0.8 million for the three months ended September 30, 2012 from $0.7 million for the three months ended September 30, 2011. The increase is primarily due to higher professional fees, board meetings, allocations and regulatory filing costs.

Asset management fees decreased to $0.2 million for the three months ended September 30, 2012 from $0.4 million for the three months ended September 30, 2011. The lower asset management fees are primarily due to the sale of four properties in 2011 combined with a reduction in the annual asset management fee basis from 1.0% to 0.75% of the Average Invested Assets (as defined in the Advisory Agreement) partially offset by the fees associated with the four healthcare acquisitions.

Real estate acquisition costs consisted primarily of fees paid to our Advisor for the acquisition of the healthcare properties and acquisition costs paid directly to third-parties. Real estate acquisition costs increased to $0.7 million for the three months ended September 30, 2012 compared $0 for the three months ended September 30, 2011.

Depreciation and amortization increased to $0.5 million for the three months ended September 30, 2012 from $0.4 million for the three months ended September 30, 2011 primarily due to the newly acquired healthcare properties and lease commission amortization related to the second and third quarter net leases offset by the property impairments recorded in the second quarter of 2011.

Impairment of real estate was $0 for three months ended September 30, 2012 compared to $0.4 million for the three months ended September 30, 2011. The charge during 2011 was a result of our assumption of shorter hold periods for each property used in our impairment testing brought about by our board of directors’ reevaluation of strategic alternatives to maximize shareholder value. These alternatives include potentially selling additional properties to repay debt as it becomes due.

Interest expense decreased to $0.3 million for the three months ended September 30, 2012 from $0.4 million for the three months ended September 30, 2011. The decrease is primarily due to lowering the overall outstanding principal balance of our debt obligations as a result of the $13.1 million pay-off of the HSH Nordbank credit facility in 2011 and principal repayments on the Wells Fargo loan of $1.5 million during 2011 and $7.5 million during the first quarter of 2012, partially offset by the new General Electric (“GE”) loans for the healthcare properties and Western Avenue property refinancing, increasing interest rates during 2011 as a result of the HSH Nordbank and Wells Fargo Bank note extensions and the related amortization of deferred financing costs associated with each extension.

The loss from discontinued operations represents the results of operations for properties sold and/or classified as held for sale in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment. Additionally, all prior periods presented for these properties were reclassified to discontinued operations for presentation purposes. During 2011, we sold our Goldenwest, Mack Deer Valley, Pinnacle Park Business Center, and 2111 South Industrial Park properties to third parties and Nantucket Acquisition, LLC, our VIE as held for sale. The loss from discontinued operations was $0.2 million for the three months ended September 30, 2012 compared to income from discontinued operations of $0.1 million for the three months ended September 30, 2011.

Nine months ended September 30, 2012 and 2011

	Nine Months Ended September 30,			%
	2012	2011	$ Change	Change
Rental revenues, tenant reimbursements & other income	$3,583,000	$3,309,000	$274,000	8.3%
Property operating and maintenance	(1,173,000)	(1,246,000)	73,000	(5.9)%
Net operating income (1)	2,410,000	2,063,000	347,000	16.8%
Interest income from notes receivable	40,000	366,000	(326,000)	(89.1)%
General and administrative	(2,489,000)	(2,083,000)	(406,000)	19.5%
Asset management fees and expenses	(662,000)	(1,215,000)	553,000	(45.5)%
Real estate acquisition costs	(737,000)	—	(737,000)	0.0%
Depreciation and amortization	(1,294,000)	(1,457,000)	163,000	(11.2)%
Reserve for excess advisor obligation	(988,000)	—	(988,000)	0.0%
Interest expense	(733,000)	(1,019,000)	286,000	(28.1)%
Impairment of notes receivable	—	(1,650,000)	1,650,000	(100.0)%
Impairment of real estate	—	(23,644,000)	23,644,000	(100.0)%
Loss from continuing operations	(4,453,000)	(28,639,000)	24,186,000	(84.5)%
Loss from discontinued operations	(1,721,000)	(18,556,000)	16,835,000	(90.7)%
Net loss	(6,174,000)	(47,195,000)	41,021,000	(86.9)%
Noncontrolling interests’ share in losses	(787,000)	(404,000)	(383,000)	94.8%
Net loss applicable to common shares	$(5,387,000)	$(46,791,000)	$41,404,000	(88.5)%

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI. See Note 18 for a summary table reconciling NOI from net loss.

Rental revenues, tenant reimbursements and other income increased to $3.6 million for the nine months ended September 30, 2012 from $3.3 million for the nine months ended September 30, 2011. The increase is primarily due to higher occupancy rates and approximately $0.3 million from the four new healthcare properties offset lower average lease rental rates and longer lease-up periods for vacant industrial space as a result of the current economic environment.

Property operating and maintenance expense was comparable at $1.2 million for the nine months ended September 30, 2012 and for the nine months ended September 30, 2011.

Interest income from notes receivable decreased to $40,000 for the nine months ended September 30, 2012 from $0.4 million for the nine months ended September 30, 2011 primarily due to the lower outstanding balance for the Servant Healthcare Investments, LLC note (see Note 8) resulting in less interest income and non-payment of interest on the Nantucket Acquisition LLC loan in 2012.

General and administrative expenses increased to $2.5 million for the nine months ended September 30, 2012 from $2.1 million for the nine months ended September 30, 2011. The increase is primarily due to increased legal fees, board expenses, professional fees, allocations, and regulatory filing costs.

Asset management fees decreased to $0.7 million for the nine months ended September 30, 2012 from $1.2 million for the nine months ended September 30, 2011. The lower asset management fees are attributed to the sale of four properties in 2011 combined with a reduction in the annual asset management fee basis from 1.0% to 0.75% of the Average Invested Assets (as defined in the Advisory Agreement) offset by the four acquisitions in the third quarter of 2012.

Real estate acquisition costs consisted primarily of fees paid to our Advisor for the acquisition of the healthcare properties and acquisition costs paid directly to third-parties. Real estate acquisition costs increased to $0.7 million for the nine months ended September 30, 2012 compared $0 for the nine months ended September 30, 2011.

Depreciation and amortization decreased to $1.3 million for the nine months ended September 30, 2012 from $1.5 million for the nine months ended September 30, 2011 largely due to property impairments recorded in the second quarter of 2011 offset by higher lease commission and the new healthcare properties.

Reserve for excess advisor obligation represents the organizational and offering costs incurred in excess of 3.5% of the gross proceeds from our and Follow-on Offering. Prior to June 10, 2012, approximately $1.0 million was reimbursed to the Advisor in excess of 3.5% of the gross proceeds of our Follow-on Offering. Consistent with the limitations set forth in our charter, the Advisory Agreement provides that the Advisor will repay to the Company the excess (the “Excess Reimbursement”). Consequently, in the second quarter of 2012, we recorded a receivable from the Advisor of $1.0 million reflecting the Excess Reimbursement. As a result of our evaluation of the receivable’s collectability, we reserved for the full amount of the receivable as of June 30, 2012.

Impairment of note receivable decreased to $0 for nine months ended September 30, 2012 compared to $1.7 million for the nine months ended September 30, 2011. The decrease relates to the Servant Healthcare note receivable which was determined to be impaired due to events arising in the second quarter of 2011 and settled in the forbearance agreement in December 22, 2011.

Impairment of real estate decreased to $0 for nine months ended September 30, 2012 compared to $23.6 million for the nine months ended September 30, 2011. The charge during 2011 was a result of our assumption of shorter hold periods for each property used in our impairment testing brought about by our board of directors’ evaluation of strategic alternatives to maximize shareholder value. These alternatives include potentially selling additional properties to repay debt as it becomes due.

Interest expense decreased during the nine months ended September 30, 2012 from $0.7 million compared to $1.0 million for the nine months ended September 30, 2011. The decrease is primarily due to lowering the overall outstanding principal balance of our debt obligations as a result of the $13.1 million pay-off of the HSH Nordbank credit facility in 2011 and principal repayments on the Wells Fargo Bank loan of $1.5 million during 2011 and $7.5 million during the second quarter of 2012, partially offset by GE debt financing of the new acquired healthcare properties, GE refinancing of the Western property, increasing interest rates during 2011 as a result of the HSH Nordbank and Wells Fargo Bank note extensions and related amortization of deferred financing costs associated with each extension.

The loss from discontinued operations represents the results of operations for properties sold and/or classified as held for sale in accordance with ASC 360, Property, Plant and Equipment. Additionally, operations for all prior periods presented for these properties were reclassified to discontinued operations for presentation purposes. During 2011, we sold our Goldenwest, Mack Deer Valley, Pinnacle Park Business Center, and 2111 South Industrial Park properties to third parties and classified our VIE as held for sale. The loss from discontinued operations was $1.7 million for the nine months ended September 30, 2012 compared to loss from discontinued operations of $18.6 million for the nine months ended September 30, 2011. The change is primarily due to 2012 losses incurred by our VIE compared to income reported by our sold Arizona properties in 2011. Additionally the second quarter of 2011 included $19.3 million of impairments of real estate impairment compared to 2012 where we recorded $1.1 million of impairments of real estate.

Liquidity and Capital Resources

On November 23, 2010, our board of directors made a decision to stop making or accepting offers to purchase shares of our stock in our Follow-on Offering while evaluating strategic alternatives to maximize value and preserve our capital. On June 10, 2012, our Follow-on Offering was terminated. Going forward, we expect our primary sources of cash to be rental revenues, tenant reimbursements and interest income. In addition, we may increase cash through the sale of additional properties or borrowing against currently-owned properties. We expect our primary uses of cash to be for the repayment of principal on notes payable, funding of future acquisitions, payment of tenant improvements and leasing commissions, operating expenses, interest expense on outstanding indebtedness, advances to our VIE to fund operating shortfalls, and cash distributions. Operating expenses are expected to exceed operating revenues over the next twelve months. We plan to fund this operating shortfall from available cash and the net proceeds from property sales and asset refinancings.

As of September 30, 2012, we had approximately $4.8 million in cash and cash equivalents on hand. Our liquidity will increase if cash from operations exceeds expenses, additional shares are offered, we receive net proceeds from the sale of a property or if refinancing results in excess loan proceeds and decrease as proceeds are expended in connection with the acquisitions, operation of properties and advances to our VIE. Based on current conditions, we believe that we have sufficient capital resources for the next twelve months.

Credit Facilities and Loan Agreements

As of September 30, 2012, we had total debt obligations of $44.3 million that mature in February and November of 2014. Of this amount, $22.3 million was outstanding on a loan agreement with General Electrical Captial Corporation (“GE”) for healthcare properties, $8.9 million was outstanding on a separate loan agreement with GE for an industrial property, $6.6 million was outstanding on a loan agreement with Wells Fargo and $6.5 million was outstanding on a loan agreement with Transamerica Life Insurance Company.

On November 28, 2011, the HSH Nordbank credit facility was repaid in its entirety with proceeds from the sale of the Mack Deer Valley and Pinnacle Park Business Center properties (see Notes 15 and 17).

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

We sold three properties in the fourth quarter of 2011 and currently have one property listed for sale to monetize our interest in the VIE, and we amended our loan agreement with Wells Fargo in February 2012. We continue to pursue options for repaying our debt obligations, including asset sales. We believe that our cash and cash equivalents totaling $4.8 million as of September 30, 2012 will allow us to meet our obligations during the twelve months ending September 30, 2013. We expect to fund our short-term liquidity requirements primarily from available cash and future net property sales proceeds.

In recent years, financial markets have experienced unusual volatility and uncertainty and liquidity has tightened in all financial markets, including the debt and equity markets. Our ability to repay or refinance debt could be adversely affected by an inability to secure financing at reasonable terms, if at all.

Distributions

Effective December 1, 2010, our board of directors resolved to reduce distributions on our common stock to an annualized rate of $0.08 per share (1% based on a share price of $8.00), from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), in order to preserve capital that may be needed for capital improvements, debt repayment or other corporate purposes. Distributions at this rate were declared for the first and second quarters of 2011. In June 2011, the board decided, based on the financial position of the Company, to suspend the declaration of further distributions and to defer the payment of the second quarter 2011 distribution, which was paid in December 2011. No distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow. We can make no assurance when and if distributions will recommence.

The following table shows the distributions declared during the nine months ended September 30, 2012 and 2011:

	Distributions Declared (2)			Cash Flows Provided by (Used in) Operating
Period	Cash	Reinvested	Total	Activities
First quarter 2011 (1)	$454,000	$—	$454,000	$481,000
Second quarter 2011 (1)	$468,000	$—	$468,000	$(219,000)
Third quarter 2011	$—	$—	$—	$(323,000)
First quarter 2012	$—	$—	$—	$(800,000)
Second quarter 2012	$—	$—	$—	$(953,000)
Third quarter 2012	$—	$—	$—	$(2,400,000)

(1)	100% of the distributions declared during the nine months ended June 30, 2011 represented a return of capital for federal income tax purposes.
(2)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds.

From our inception in October 2004 through September 30, 2012, we declared aggregate distributions of $32.8 million. Our cumulative net loss and cumulative net cash provided by operating activities during the same period were $74.1 million and $0.5 million, respectively.

Organization and offering costs

As of September 30, 2012, our Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling $5.6 million, including $0.1 million of organizational costs that were expensed and $5.5 million of offering costs which reduced the net proceeds of our combined offerings. Of this amount, $4.4 million reduced the net proceeds of our initial public offering and $1.1 million reduced the net proceeds of our Follow-on Offering.

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

FFO and MFFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Both FFO and MFFO should be reviewed along with other GAAP measurements. Our FFO and MFFO, as presented, may not be comparable to amounts calculated by other REITs. The following is reconciliation from net loss applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO and MFFO for the three and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net loss applicable to common shares	$(1,313,000)	$(1,132,000)	$(5,387,000)	$(46,791,000)
Adjustments:
Depreciation and amortization of real estate assets:
Continuing operations	524,000	384,000	1,294,000	1,457,000
Discontinued operations	—	110,000	—	586,000
Impairment of real estate assets:
Continuing operations	—	425,000	—	23,644,000
Discontinued operations	—	153,000	1,140,000	19,333,000
Noncontrolling interests’ share in losses	(258,000)	(352,000)	(787,000)	(404,000)
Noncontrolling interests ‘share in FFO	245,000	—	773,000	—
FFO applicable to common shares	$(802,000)	$(412,000)	$(2,967,000)	$(2,175,000)
Adjustments:
Amortization of (below-) above-market rents	(7,000)	(6,000)	(20,000)	(137,000)
Straight-line rents	(205,000)	(31,000)	(244,000)	(34,000)
Reserve for excess advisor obligation	—	—	988,000	—
Impairment of note receivable	—	—	—	1,650,000
Amortization of deferred financing costs	27,000	156,000	99,000	357,000
Real estate acquisition costs	737,000	—	737,000	—
Modified funds from operations (MMFO) applicable to common shares	$(250,000)	$(293,000)	$(1,407,000)	$(339,000)
Weighted-average number of common shares
Outstanding - basic and diluted	23,028,284	23,028,284	23,028,284	23,032,894
FFO per weighted average common shares	$(0.03)	$(0.02)	$(0.13)	$(0.09)
MFFO per weighted average common shares	$(0.01)	$(0.01)	$(0.06)	$(0.01)

 Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2012:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable (1)	$44,290,000	$568,000	$22,625,000	$21,097,000	$—
Interest expense related to long-term debt (2)	$7,339,000	$2,125,000	$4,207,000	$1,007,000	$—
Below-market ground lease (3)(4)	$3,609,000	$—	$5,000	$39,000	$3,565,000

(1)	This represents the sum of loan agreements with Wells Fargo Bank, National Association, Transamerica Life Insurance Company and General Electric Capital Corporation.
(2)	Interest expense related to the loan agreement with Wells Fargo Bank, National Association is calculated based on the loan balance outstanding at September 30, 2012, one-month LIBOR at September 30, 2012, with a 150 basis point LIBOR floor, plus a margin of 200 basis points. Interest expense related to the loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum. Interest expense related to the loan agreement with General Electric Capital Corporation related to the acquisition of healthcare properties is based on three-month LIBOR, with a floor of 50 basis points, a spread or margin of 4.50%. Interest expense related to the loan agreement with General Electric Capital Corporation related to the financing of the 20100 Western Avenue property is based on three-month LIBOR, with a 25 basis point floor, plus a margin of 430 basis points.
(3)	The below-market ground lease relates to the Sherburne Commons property, a VIE for which we were deemed to be the primary beneficiary and began consolidating as of June 30, 2011. As of October 19, 2011, the Sherburne Commons property met the requirements for reclassification to real estate held for sale. Consequently, at September 30, 2012, the related assets and liabilities of the VIE are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale, respectively, on our condensed consolidated balance sheets.
(4)	The below-market ground lease is a 50-year lease expiring in 2059 relating to land on which the Sherburne Commons senior housing facility is located. The land is leased from the town of Nantucket, Massachusetts with lease payments totaling $1 per year for years one through four, one-half of one percent of operating revenues, as defined in the ground lease, for years five through seven, and one percent of operating revenues, as defined in the ground lease, thereafter.

Subsequent Event

See Note 19 of financial statement footnotes.

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

As of September 30, 2012, we had borrowings outstanding of $37.8 million under our variable-rate loan agreement. An increase in the variable interest rate on the loan agreement constitutes a market risk as a change in rates would increase or decrease interest expense incurred and therefore cash flows available for distribution to shareholders. Based on the debt outstanding as of September 30 2012, a one percent (1%) change in interest rates related to the variable-rate debt would result in a change in interest expense of approximately $378,000 per year, or $0.003 per common share on a basic and diluted basis.

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

Until our investments in real estate generate operating cash flow sufficient to make distributions to stockholders, we may pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. The distributions paid for the four quarters ended September 30, 2012 were approximately $0.5 million. This entire amount was paid in cash to stockholders. For the four quarters ended September 30, 2012 net cash used in operating activities and funds from operations (“FFO”) applicable to common shares were approximately $5.8 million and a loss of $4.0 million respectively. Accordingly, for the four quarters ended September 30, 2012, total distributions exceeded cash flow from operations and FFO for the same period. We used offering proceeds to pay cash distributions in excess of cash flow from operations during the four quarters ended September 30, 2012.

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

We may not be able to execute on our repositioning strategy.

In connection with the execution of our repositioning strategy, we face a number of risks and uncertainties, including:

•	Ability to sell certain existing industrial properties on favorable terms to us;
•	Availability to acquire sufficient health care properties on favorable terms to us;
•	Completion of sufficient due diligence in connection with the additional proposed healthcare investments and negotiation of favorable lease and/or operating arrangements with the operators of such facilities;
•	Availability of financing on satisfactory terms and conditions to replace our maturing loan obligations and to partially fund new real estate investments;
•	Regulatory environment uncertainty due to the phased implementation of the Patient Protection and Affordable Care Act (commonly called “Obamacare”) and its impact upon healthcare facility operator reimbursement and;
•	Success of the operators of the facilities we may acquire as we are dependent on their performance

Should the execution of the repositioning strategy not be successful or take longer or be more expensive to execute than anticipated, then our results of operations will be harmed, our Advisor may not be able to reimburse us for any excess operating expenses incurred on our behalf and our organizations costs and to otherwise provide sponsor services to us. Also, any such failure or delays in implementation or disruption to our business will further delay or prevent the restoration of distributions to common stockholders and the stock repurchase program. If we are not successful with our repositioning strategy, we may be forced to pursue an alternative strategy including liquidating our real estate portfolio or merging with another company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-Q.

(b) Not applicable.

(c) During the nine months ended September 30, 2012, we redeemed no shares pursuant to our stock repurchase program, which has been suspended since December 31, 2010.

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

During the nine months ended September 30, 2012, we received requests to have an aggregate of 31,164 shares redeemed pursuant to our stock repurchase program. However, due to the current suspension of the stock repurchase program, we were not able to fulfill any of these requests.

Item 5. Other Information

On November 12, 2012, we, through a consolidated variable interest entity, executed a purchase and sale agreement (the “Nantucket Sale Agreement”) for the sale of the Sherburne Commons property, by Northbridge Communities LLC (“Buyer”), a third party, for a purchase price of approximately $4.0 million. Except with respect to specific contingencies, the Buyer does not have the right to terminate the Nantucket Sale Agreement without our consent.

The sale of Sherburne Commons is anticipated to close in the first quarter of 2013. Although most contingencies have been satisfied, there can be no assurance that remaining contingencies will be satisfied or that events will not arise that could delay or prevent us from selling the property.

Item 6. Exhibits

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

10.1	Purchase and sale agreement effective April 10, 2012 and assigned to Buyer on September 11, 2012 between CHP Portland LLC (“Buyer”) and Sheridan Care Center LLC, Sheridan Properties LLC, Fernhill Estates LLC, Fernhill Properties LLC, and Pacific Gardens Estates LLC.

10.2	Purchase and sale agreement effective June 1, 2012 and assigned to Buyer on September 11, 2012 between CHP Medford 1, LLC (“Buyer”) and Monterey Village.

10.3	Purchase and sale agreement effective June 1, 2012 and assigned to Buyer on September 11, 2012 between CHP Friendswood SNF, LLC (“Buyer”) and Friendswood Realty, LP.

10.4	Lease agreement between CHP Portland, LLC and Sheridan Care Center LLC, Fernhill Estates LLC, and Pacific Gardens Estates LLC dated August 3, 2012.

10.5	Lease agreement between CHP Medford 1, LLC and RSL Medford, LLC dated September 14, 2012.

10.6	Lease agreement between CHP Friendswood SNF, LLC and Mason Friendswood OP, LLC dated September 14, 2012.

10.7	Loan agreement between General Electric Capital Corporation and CHP Portland, LLC, CHP Medford 1, LLC, and CHP Friendswood SNF, LLC dated September 13, 2012.

10.8	Loan agreement between COP-Western Ave., LLC and General Electric Capital Corporation dated as of September 7, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2012.

10.9	Cornerstone Healthcare Partners LLC operating agreement dated June 11, 2012.

10.10	Purchase and sale agreement effective November 12, 2012 by and between Nantucket Acquisition LLC and Northbridge Communities LLC.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2012.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Kent Eikanas
Kent Eikanas
President / Chief Operating Officer

By:	/s/ Timothy C. Collins
Timothy C. Collins
Chief Financial Officer and Treasurer
(Principal Financial Officer )

