Form 10-K
period 2012-12-31
Cornerstone Core Properties REIT, Inc.
filed 2013-03-29
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of June 30, 2012 (the last business day of the registrant’s second fiscal quarter), there were 23,028,285 shares of common stock held by non-affiliates of the registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was suspended on November 23, 2010, was $8.00.

As of March 29, 2013, there were 23,028,285 shares of common stock of Cornerstone Core Properties REIT, Inc. outstanding. The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2013, into Part III of this Form 10-K to the extent stated herein.

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

As used in this report, “we,” “us,” “our” and the “Company” refer to Cornerstone Core Properties REIT, Inc. and its consolidated subsidiaries except where the context otherwise requires.

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

From our formation through the end of the year ended December 31, 2005, our activities consisted solely of organizational activities including preparing for and launching our initial public offering. On January 6, 2006, we commenced an initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan. On November 25, 2008, we filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) to register a follow-on public offering. Pursuant to the registration statement, as amended, we registered up to 56,250,000 shares of common stock in a primary offering for $8.00 per share, with discounts available to certain categories of purchasers. As of December 31, 2012, approximately 20.9 million shares of our common stock had been sold in our initial and follow-on public offerings for aggregate gross proceeds of $167.1 million. This excludes shares issued under our distribution reinvestment plan.

We also registered approximately 21,100,000 shares pursuant to our dividend reinvestment plan at a purchase price equal to $7.60 per share. We stopped soliciting and accepting offers under our initial public offering on June 1, 2009 upon raising gross offering proceeds of $172.7 million from the sale of approximately 21.7 million shares, including shares sold under the distribution reinvestment plan. On June 10, 2009, the SEC declared our follow-on offering effective and we commenced our follow-on offering. The initial public offering and follow-on offering are collectively referred to as the “offerings”. We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of our Advisor, to serve as the dealer manager for the offerings. PCC was responsible for marketing our shares being offered pursuant to the offerings.

Effective November 23, 2010, we stopped soliciting and accepting offers to purchase shares of our stock under our Follow-on Offering. On June 10, 2012, that offering expired.

As of the third quarter of 2012, we operate our business in two reportable segments; industrial and healthcare (see Note 17 to the accompanying Notes to Consolidated Financial Statements).

Suspension of Distribution Reinvestment Plan - Our Offerings included a distribution reinvestment plan under which our stockholders could elect to have all or a portion of their distributions reinvested in additional shares of our common stock. We suspended our distribution reinvestment plan effective December 14, 2010 and distributions paid subsequent to December 14, 2010 have been all cash.

Distributions - Effective December 1, 2010, our board of directors reduced distributions on our common stock to an annualized rate of $0.08 per share (1% based on a share price of $8.00) from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), in order to preserve cash for capital improvements, debt repayment(s) and/or operations. Distributions at the annualized $0.08 per share rate were declared for the first and second quarters of 2011. However, in June 2011, the board of directors decided, based on the financial position of the Company, to suspend the declaration of further cash distributions and deferred payment of the second quarter 2011 distribution until December 2011 which is when we received of the net proceeds from the sale of the Arizona properties. No distributions have been declared or paid for periods subsequent to June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow. We can make no assurance when and if distributions will recommence.

Stock Repurchase Program - After careful consideration of the proceeds that will be available from our distribution reinvestment plan in 2010, an assessment of our expected capital expenditures, tenant improvement and other costs, and obligations related to our investments, our board of directors concluded that we did not have sufficient funds available to us to prudently fund any redemptions during 2011 and 2012. Accordingly, our board of directors approved an amendment to our stock repurchase program to suspend redemptions under the program, effective December 31, 2010. We can make no assurances as to when and on what terms redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time based in part on our cash and debt position.

Strategic Repositioning – Our initial strategy consisted of acquiring and operating industrial real estate assets with similar economic characteristics. Commencing in June 2011, together with our Advisor, we began evaluating strategic alternatives to reposition of our assets so that we could, potentially, enhance shareholder value.

The “repositioning strategy” commenced with the sale of certain industrial properties (Goldenwest, Mack Deer Valley, Pinnacle Park and 2111 South Industrial Park) in 2011. The net proceeds from these property sales were used to “de-lever” the Company’s balance sheet by paying down certain short term and other higher interest-rate debt, renegotiating lower interest rates on other loan obligations, extending debt maturities and acquiring healthcare properties.

On June 11, 2012, we formed Cornerstone Healthcare Partners LLC (“CHP LLC”), a Delaware limited liability company to purchase healthcare related properties. At December 31, 2012, we owned approximately 95% interest in CHP LLC while Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of the Advisor, owned approximately 5%. During the second half of 2012, CHP LLC acquired, through various wholly-owned subsidiaries, five senior-living properties (see Note 5 to the accompanying Notes to Consolidated Financial Statements). Consequently, for the period ended December 31, 2012, we present our financial results with two reportable business segments: our Industrial and our Healthcare segments (see Note 17 to the accompanying Notes to Consolidated Financial Statements).

Diversification into healthcare real estate assets is expected to be accretive to the earnings and shareholder value of the combined portfolio. The Company intends to refinance the healthcare interim borrowings with long term financing. To further diversify and/or lower risk and to attract new capital partners, the Company may, in the future, reduce its ownership interest in the healthcare joint venture.

The Advisor believes the Company’s outlook for raising new property level joint venture equity capital to support its growth and further diversify both operator and healthcare property sector risk is currently favorable. Based in part on this advice, the board of directors continues to evaluate the repositioning strategy while pursuing other growth initiatives that lower capital costs and enable us to reduce or improve our ability to cover our general and administrative costs over a broader base of assets.

For the remainder of 2013, the board of directors has requested that the Advisor raise new property level joint venture equity capital while management continues to evaluate opportunities for repositioning and growth and secures long term debt for recent and any future acquisitions.

Investment Strategy

Our board of directors periodically reviews our investment policies to determine whether these policies continue to be in the best interest of our stockholders. We may change our investment policies without stockholder approval. Our Advisor recommends property acquisitions to our investment committee, which approves or rejects proposed acquisitions.

Historically our investments focused on industrial real estate, but with the recent decline in industrial real estate values, we have sold several industrial properties to de-lever our balance sheet and re-invested the remaining proceeds into healthcare real estate. Healthcare real estate includes senior housing facilities, which include skilled-nursing, assisted living, memory care, continuing-care retirement communities, and independent-living facilities, medical office buildings and hospital facilities. Each type of senior-housing facility caters to different segments of the elderly population. According to The National Coalition on Healthcare, by 2016 nearly 20% in every dollar in the United States (“U.S.”) will be spent on healthcare, and the aging U.S. population is expected to continue to fuel the need for healthcare services. The over age 65 population of the U.S. is projected to grow 36% between 2010 and 2020, compared with 9% for the general population, according to the U.S. Census Bureau. Presently, the healthcare real estate market is fragmented, with a local or regional focus, offering opportunities for consolidation and market dominance.

Services provided by senior-housing operators in assisted living and skilled nursing facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Skilled nursing facilities (“SNFs”) offer nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Sub-acute care services are provided to residents beyond room and board. Certain SNF’s provide some services on an outpatient basis. Skilled nursing services provided in these facilities are primarily paid for either by private sources or through the Medicare and Medicaid programs. SNFs not owned by the operator are typically leased to single-tenant operators under net lease structures.

Our Advisor believes that investment opportunities in healthcare properties are ordinarily not readily available to investors other than large institutional investors and experienced real estate operators with specialized knowledge, experience in specific geographic areas, industry expertise and established relationships with operators of these property types.

Although we intend to focus on acquiring and developing a portfolio of healthcare real estate investments, we may also invest in other real estate-related assets that we believe may assist us in meeting our investment objectives. Our charter does not allow investments in or mortgage loans on unimproved real property, but we are not otherwise restricted in the proportion of net proceeds from this offering that we must allocate to investment in any specific type of property.

Acquisition Policies

Primary Investment Focus

We have historically focused on acquiring investment-grade real estate including multi-tenant industrial properties that are:

•	owned and operated on an all-cash basis with no permanent financing;

•	high-quality, existing, and currently producing income;

•	leased to a diversified tenant base; and

•	leased with overall shorter-term operating type leases, allowing for annual rental increases and greater potential for capital growth.

As a result of our strategic repositioning, we are currently seeking to acquire healthcare-related assets that are:

•	operated by high-quality and experienced operators;

•	stabilized based on past twelve trailing months operations;

•	operated by high-quality and experienced operators;

•	high-quality, existing, and currently producing income; and

•	acquired on a fee simple basis.

Among the most important criteria we expect to use in evaluating the markets in which we purchase properties are:

•	population that can support the facility;

•	stabilized operations with a positive trend;

•	free of deferred maintenance;

•	Certificate of Need requirement (providing a barrier to new market entrants);

The markets in which we invest may not meet all of these criteria and the relative importance that we assign to any one or more of these criteria may differ from market to market or change as general economic and real estate market conditions evolve. We may also consider additional important criteria in the future.

Joint Ventures and Other Potential Investments

As we reposition ourselves into healthcare properties, we have the ability to invest in any type of real estate investment that we believe to be in the best interests of our stockholders, including other real estate funds or REITs, mortgage funds, mortgage loans and sale leasebacks. Furthermore, there are no restrictions on the number or size of properties we may purchase or on the amount that we may invest in a single property. Although we can invest in any type of real estate investment, our charter restricts certain types of investments. We do not intend to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than real estate investments.

At December 31, 2012, we owned five healthcare properties through a joint venture and may acquire additional properties through joint venture investments in the future, including ventures with affiliates of our Advisor. See “Conflicts of Interest.” We anticipate acquiring properties through joint ventures in order to diversify our portfolio of properties in terms of geographic region, property type and tenant industry group, among other reasons. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, the Advisor will evaluate the structure of the joint venture, the real property that such joint venture owns or is being formed to own under the same criteria. These entities may employ debt financing consistent with our borrowing policies. See “Borrowing Policies” below. Our joint ventures may take the form of equity joint ventures with one or more large institutional partners. They may also include ventures with developers who contribute land, development services and expertise rather than cash.

We may enter into joint ventures with affiliates of our Advisor for the acquisition of properties, but only if the independent directors committee (by majority vote) approves the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by the affiliated equity joint venturers. If such a joint venture also involves a third party that negotiated the terms of its participation on an arms-length basis, then our investment must be either on terms and conditions no worse than those received by the affiliate or on terms and conditions no worse than those received by a third-party equity joint venturer that negotiated the terms of its participation on an arms-length basis.

Investment Policies and Decisions

Our Advisor makes recommendations to our board of directors, which approves or rejects all proposed property acquisitions. Our independent directors review our investment policies at least annually to determine whether these policies continue to be in the best interests of our stockholders.

We purchase properties based on the decision of our board of directors after an examination and evaluation by our Advisor of many factors, including but not limited to the functionality of the property, the historical financial performance of the property, current market conditions, proposed purchase price, terms and conditions, potential cash flows and potential profitability of the property. The number of properties that we will purchase will depend on the availability of funds, the ability to secure an appropriate amount of debt and the price of the properties we intend to purchase. To identify properties that best fit our investment criteria, our Advisor will study regional demographics and market conditions and work through local commercial real estate brokers.

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

When a tenant at one of our industrial properties vacates its space, it is likely that we will be required to expend funds for tenant improvements and refurbishments to the vacated space in order to attract new tenants. If we do not have adequate cash on hand to fund tenant improvements and refurbishments, we may use interim debt financing in order to fulfill our obligations under lease agreements with new tenants.

Healthcare-related properties include a wide variety of lease structures. Our focus is on senior housing facilities leased to an operator on a net lease basis.

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

Borrowing Policies

As we transition into healthcare properties, we may acquire properties initially with temporary financing or permanent long-term debt financing with the objective of increasing income and increasing the amount of capital available to us so that we achieve greater property diversification than is currently possible with an all-cash strategy.

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

Competition

We compete with a considerable number of other real estate companies, most of which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of quality properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

Healthcare properties are subject to a wide range of healthcare-related rules and regulations depending upon the sub-sector(s) we ultimately invest in. We will mitigate the risks by ensuring that the highly-regulated property types are operated by experienced and high-quality operators experienced in healthcare regulatory compliance.

Acquisition Activity

At December 31, 2012, we owned fourteen properties. These properties were acquired from June 2006 through December 2012. All of these properties are consolidated into our accompanying consolidated financial statements and included in the properties summary as provided under “Item 2 Properties” referenced below.

We have acquired our properties to date with a combination of the proceeds from our ongoing public offerings, debt incurred upon acquisition of the property, proceeds from dispositions of property and refinancing of debt.

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

Available Information

Information about us is available on our website (http://www.crefunds.com). We make available, free of charge, on our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. These materials are also available at no cost in print to any person who requests it by contacting our Investor Services Department at 1920 Main Street, Suite 400, Irvine, California 92614; telephone (877) 805-3333. Our filings with the SEC are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Room 1580 Washington, D.C. Please call the SEC at (800) SEC-0330 for further information about the public reference rooms.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below can adversely affect our business, operating results, prospects and financial condition. These risks and uncertainties could cause our actual results to differ materially from those presented in our forward-looking statements.

General

We have paid, and may in the future, pay distributions from sources other than cash provided from operations which may reduce cash flow available for investments.

Until our investments in real estate generate operating cash flow sufficient to make distributions to stockholders, we may pay a substantial portion of our distributions from the proceeds of future offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds or proceeds from property sales to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. Additionally, if we are unable to raise additional capital at acceptable terms, our ability to invest in real estate and to pay distributions will be negatively impacted. We have not paid any distributions since December 31, 2011 and may not pay any for the foreseeable future. For the four quarters ended December 31, 2012 net cash used in operating activities and funds used in operations (“FFO”) applicable to common shares were approximately $6.4 million and a loss of $3.4 million, respectively.

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

We are dependent on our Advisor to manage our operations and our portfolio of real estate assets. Our Advisor depends upon the fees and other compensation that it receives from us in connection with the purchase, financing, leasing and management and sale of our properties to conduct its operations. To date, the fees we pay to our Advisor have been inadequate to cover its operating expenses. To cover its operational shortfalls, our Advisor has relied on cash raised in private securities offerings of its sole member. If our Advisor is unable to secure additional capital, it may become unable to meet its obligations and we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of your investment in us. Also, as our Advisor struggles to meet its obligations, these distractions may adversely impact our operations.

Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.

Our board of directors determines our major policies, including our policies regarding investment, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors has recently undertaken a process of evaluating strategic alternatives, concluding that a repositioning of our assets into health care will likely maximize value for our stockholders. As a result of this process, or otherwise, our board of directors may determine that it is in our best interest to amend or revise certain of our major policies. Our board of directors may amend or revise these policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

We may not be able to execute on our repositioning strategy.

In connection with the implementation of our repositioning strategy, we face a number of risks and uncertainties, including:

•	Ability to raise additional debt and equity capital on favorable terms to us;
•	Ability to sell certain existing industrial properties on terms favorable to us;
•	Availability to acquire sufficient health care properties on favorable terms to us;
•	Completion of sufficient due diligence in connection with the additional proposed healthcare investments and negotiation of favorable lease and/or operating arrangements with the operators of such facilities;

•	Availability of financing on satisfactory terms and conditions to replace our maturing loan obligations and to partially fund new real estate investments;
•	Regulatory environment uncertainty due to the phased implementation of the Patient Protection and Affordable Care Act and its impact upon healthcare facility operator reimbursement, including the impact of such regulations on reimbursement rates, or any other regulatory action, including on a state level, that serves to reduce reimbursement rates for services provided by our tenants and;
•	Success of the operators of the facilities we may acquire as we are dependent on their performance

Should the execution of the repositioning strategy not be successful or take longer or be more expensive to execute than anticipated, then our results of operations will be harmed and our Advisor may not be able to reimburse us for any excess operating and organization costs and expenses incurred on our behalf and our organizational costs and to otherwise provide sponsor services to us. Also, any such failure or delays in implementation or disruption to our business will further delay or prevent the restoration of distributions to common stockholders and the stock repurchase program. If we are not successful with our repositioning strategy, we may be forced to pursue an alternative strategy including liquidating our real estate portfolio or merging with another company.

Continued disruptions in the financial markets and uncertain economic conditions could adversely affect the values of the investments we make.

The capital and credit markets continue to be affected by the extreme volatility and disruption. The health of the global capital markets remains a concern. The relatively low growth economic environment has caused the financial and capital markets to question whether financial institutions are truly appropriately capitalized. The downgrade of the U.S. government debt has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.

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

These factors could further impair our ability to raise additional capital and make distributions to stockholders and decrease the value of investments in us.

Our limited operating history makes it difficult for you to evaluate us. In addition we have incurred losses in the past and may continue to incur losses.

We have a limited operating history. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our sponsor. As a consequence, our past performance and the past performance of other real estate investment programs sponsored by affiliates of our Advisor may not be indicative of the performance we will achieve. We have acquired thirteen industrial properties and five healthcare properties as of the date of this report, four industrial properties were sold during 2011, and generated limited income, cash flow, funds from operations or funds from which to make distributions to our shareholders. In addition, we have incurred substantial losses since our inception and we may continue to incur losses.

Because there is no public trading market for our stock, it will be difficult for stockholders to sell their stock. Further, we do not expect to have funds available for redemptions during 2013 and are uncertain when and on what terms we will be able to resume ordinary redemptions. If stockholders are able to sell their stock, they will likely sell it at a substantial discount.

There is no current public market for our stock and there is no assurance that a public market will ever develop for our stock. Our charter contains restrictions on the ownership and transfer of our stock, and these restrictions may inhibit our stockholders’ ability to sell their stock. Our charter prevents any one person from owning more than 9.8% in number of shares or value, whichever is more restrictive, of the outstanding shares of any class or series of our stock unless exempted by our board of directors. Our charter also limits our stockholders’ ability to transfer their stock to prospective stockholders unless (i) they meet suitability standards regarding income or net worth, and (ii) the transfer complies with minimum purchase requirements. Our stock repurchase program has recently suspended redemptions effective December 31, 2010. If and when redemptions resume under our stock repurchase program, it is limited in terms of the number of shares of stock which may be redeemed annually and may also be limited, suspended or terminated at any time. We have no obligations to purchase our stockholders’ stock if redemption would violate restrictions on cash distributions under Maryland law.

We believe the value of our stock owned by our shareholders has declined substantially from the issue price. It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, because the amount of funds available for investment was reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. Our investments may decrease in value and we believe that the bulk of our industrial assets have already done so. As of December 31, 2012, our estimated per-share value of our common stock was $2.10 per share. Unless our aggregate investments increase in value to compensate for these upfront fees and expenses and prior declines in value, it is unlikely that our stockholders will be able to sell their stock, whether pursuant to our stock repurchase program or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their stock will ever appreciate in value to equal the price they paid for their stock. It is also likely that their stock would not be accepted as the primary collateral for a loan. Stockholders should consider their stock as an illiquid investment, and they must be prepared to hold their stock for an indefinite period of time.

Stockholders cannot currently, and may not in the future be able to sell their stock under our stock repurchase program.

Our stock repurchase program suspended redemptions effective December 31, 2010. Our board of directors may amend our stock repurchase program to resume or suspend repurchases or amend other terms without stockholder approval. Our board is also free to terminate the program at any time upon 30 days written notice to our stockholders. In addition, the stock repurchase program includes numerous restrictions that would limit our stockholders’ ability to sell stock.

We have limited liquidity and we may be required to pursue certain measures in order to maintain or enhance our liquidity.

Liquidity is essential to our business and our ability to operate and to fund our existing obligations. A primary source of liquidity for us has been the issuance of common stock in our public offerings. However, our follow-on public offering has been suspended since November 23, 2010 while our board of directors evaluates strategic alternatives to maximize value for our stockholders. As a result, we are dependent on external debt financing to fund our ongoing operations. Our access to debt financing depends on the willingness of third parties to provide us with corporate- or asset-level debt. It also depends on conditions in the capital markets generally. Companies in the real estate industry have at times historically experienced limited availability of capital, and new capital sources may not be available on acceptable terms, if at all. We cannot be certain that sufficient funding will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient funding on acceptable terms, or at all, we will not be able to operate and/or grow our business, which would likely have a negative impact on the value of our common stock and our ability to make distributions to our stockholders. In such an instance, a lack of sufficient liquidity would have a material adverse impact on our operations, cash flow, financial condition and our ability to continue as a going concern. We may be required to pursue certain measures in order to maintain or enhance our liquidity, including seeking the extension or replacement of our debt facilities, potentially selling assets at unfavorable prices and/or reducing our operating expenses. We cannot assure you that we will be successful in managing our liquidity.

The inability of our Advisor to retain or obtain key personnel and senior housing operators could delay or hinder implementation of our investment strategies, which could impair our ability to make distributions.

Our success depends to a significant degree upon the contributions of our Advisor. If key personnel were to cease their affiliation with our Advisor, our Advisor may be unable to find suitable replacements, and our operating results could suffer. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly-skilled managerial, operational and marketing personnel. Competition for highly-skilled personnel is intense, and our Advisor and our senior housing operators may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly-skilled personnel and operators, our ability to implement our investment strategies could be delayed or hindered and the value of our stockholders’ investments in us may decline.

If we are unable to find or experience delays in finding suitable investments, funds available for distributions to our stockholders will be reduced.

Our ability to achieve our investment objectives and to make distributions depends upon the performance of our Advisor in the acquisition and operation of our investments. We may be delayed in making investments in properties due to delays in the sale of our stock, delays in negotiating or obtaining the necessary purchase documentation for properties, delays in locating suitable investments or other factors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that our investment objectives will be achieved. We may also make other real estate investments such as investments in publicly traded REITs, mortgage funds and other entities which make real estate investments. Until we make real estate investments, we will hold cash proceeds from sales of assets and other sources in an interest-bearing account or invest the proceeds in short-term, investment-grade securities. We expect the rates of return on these short-term investments to be substantially less than the returns we make on real estate investments. If we are unable to invest available cash in properties or other real estate investments for an extended period of time, distributions to our stockholders may continue to be suspended and may be lower and the value of their investment could be reduced.

We have not generated sufficient cash for distributions and have ceased distributions. Cash distributions to our stockholders may not resume.

If the rental revenues from the properties we own do not exceed our operational expenses, we may be unable to pay distributions to our stockholders. On November 23, 2010, our board of directors resolved to lower our distributions to an annualized rate of $0.08 per share (1% based on a share price of $8.00). No distributions have been declared for periods after June 30, 2011. All expenses we incur in our operations, including payment of interest to finance property acquisitions, are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot determine with certainty how long it may take to generate sufficient available cash flow to support distributions to our stockholders. We may borrow funds, return capital or sell assets to make distributions. In the past, we have paid distributions from the proceeds of our offerings.

If we are unable to resume sales of shares under a new offering, otherwise raise capital or resume the reinvestment of distributions under the distribution reinvestment plan, we will have less funds available to make distributions to our stockholders, which will continue until we generate operating cash flow sufficient to support distributions to stockholders. As a result, we may not resume cash distributions to stockholders. With limited prior operations, we cannot predict the amount of distributions our stockholders may receive, if any. We may be unable to resume cash distributions or increase distributions over time and may need to cease cash distributions again.

Because our distribution reinvestment plan is currently suspended, we will use a greater proportion of our cash flow from operations to meet our general cash requirements, which will reduce cash available for distributions.

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

Our Advisor and its affiliates provide services for us in connection with, among other things, the selection and acquisition of our investments, the management and leasing of our properties, and the disposition of our assets. We pay them substantial upfront fees for some of these services, which reduce the amount of cash available for investment in real estate or distribution to you. In addition, we have used offering proceeds to fund distributions, and investors who did not receive those distributions have therefore experienced additional immediate dilution of their investment. Also, to the extent we incurred debt to fund distributions earlier in our public offerings, the amount of cash available for distributions in future periods will be decreased by the repayment of such debt.

The use of offering proceeds to pay fees to our Advisor and its affiliates or to fund distributions increases the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our offering. As of December 31, 2012, our estimated per-share value of our common stock was $2.10 per share.

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

We may change our targeted investments without stockholder consent.

We have made adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

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

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, by officers or by directors who are employees of the corporation are not entitled to vote on the matter. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of the Maryland Unsolicited Takeover Statute could provide similar anti-takeover protection.

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

If we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales, future equity offerings or from syndicated sales of existing investments. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

Our Advisor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in the companies they sponsor.

Our Advisor and its affiliates have only invested $200,000 in Cornerstone Operating Partnership, L.P. Without significant equity exposure for our Advisor, our investors may be at a greater risk of loss because our Advisor and its affiliates do not have as much to lose from a decrease in the value of our stock as do those sponsors who make more significant equity investments in the companies they sponsor.

If we do not successfully implement our long-term liquidity strategy, our stockholders may have to hold their investment for an indefinite period.

Although we initially intended to complete a transaction providing liquidity to stockholders by September 21, 2012, our charter does not require our board of directors to pursue such a liquidity event. Market conditions and other factors caused us to delay the listing of our shares on a national securities exchange or delay the commencement of our liquidation beyond 2012 from the termination of our offering stage. If our board of directors does determine to pursue another liquidity transaction in the future, we would be under no obligation to conclude the process within a set time. The timing of the sale of assets will depend on real estate and financial markets, economic conditions in the areas in which properties are located, and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate all assets. After we adopt a plan of liquidation, we would remain in existence until all properties and assets are liquidated. If we do not pursue a liquidity event, or delay such an event due to market conditions, our stockholders’ shares may continue to be illiquid and they may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

As currently organized, we do not directly employ any employees. We may decide to bring our management functions in house rather than relying on our Advisor and, should we do so, may elect to negotiate to acquire our Advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and funds from operations per share attributable to your investment. In addition, we may incur costs defending against stockholder lawsuits initiated against us in response to our decision to internalize our management functions. Such lawsuits could result in awards of damages, payment of attorneys’ fees and substantial litigation costs, which would reduce the amount of cash available for investments and stockholder distributions.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisor under the Advisory Agreement if we internalize, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our Advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

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

Risks Related to Conflicts of Interest

Our Advisor and its affiliates, including our officers, will face conflicts of interest caused by compensation arrangements with us and other Cornerstone-sponsored programs, which could result in actions that are not in the long-term best interests of our stockholders.

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

Equity real estate investments are relatively illiquid. Therefore, we will have a limited ability to vary our portfolio in response to changes in economic or other conditions. In addition, the liquidity of real estate investments has been further reduced by the continued turmoil in the capital markets, which has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and consequent reductions in property values. As a result of these factors, we will also have a limited ability to sell assets in order to fund working capital and similar capital needs. When we sell any of our properties, we may not realize a gain on such sale. We may elect not to distribute any proceeds from the sale of properties to our stockholders; for example, we may use such proceeds to:

•	purchase additional properties, including redeployment of industrial sale proceeds into senior housing assets as part of the ongoing repositioning into the healthcare sector;

•	repay debt, if any;

•	buy out interests of any co-venturers or other partners in any joint venture in which we are a party;

•	create working capital reserves; or

•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our remaining properties.

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

We have and are likely to continue to enter into joint ventures with affiliates and other third parties to acquire or improve properties. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

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

Risks Related to Investments in Healthcare-Related Real Estate

If our board of directors believes it to be in the best interests of our stockholders, we will use proceeds from the disposition of certain of our existing real estate properties to invest in real estate properties in the healthcare sector. Ultimately, such acquisitions could result in our having a concentration of our investments in the healthcare sector, which may leave our profitability vulnerable to a downturn or slowdown in the sector.

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

Other than our President and certain of our Advisor’s acquisitions and asset management personnel, we do not have experience in owning or operating healthcare properties. The experience of the management of our Advisor in other sectors, such as the multi-tenant industrial sector, does not ensure that we will be able to operate successfully in the healthcare sector. Our success in the healthcare sector will be dependent, in part, upon our ability to evaluate local healthcare sector conditions, identify appropriate acquisition opportunities, and find qualified tenants or, where properties are acquired through a taxable REIT subsidiary, to engage and retain qualified independent managers to operate these properties. In addition, due to our inexperience in acquiring healthcare properties, we may abandon opportunities to enter a local market or acquire a property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred. Furthermore, we will be competing with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including healthcare REITs, national, regional and local operators, acquirers and developers. The competition for healthcare properties may significantly increase the price we must pay for properties we seek to acquire and our competitors may succeed in acquiring those properties themselves. Our potential acquisition targets may find our competitors to be more attractive because they may have greater resources and/or a lower cost of capital, may be willing to pay more for the properties or may have a more compatible operating philosophy. If we are unable to succeed in the healthcare sector as a result of any of the factors described above, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially and adversely affected.

Adverse trends in the healthcare service industry may negatively affect lease revenues from healthcare-related properties that we may acquire and the values of those investments.

The healthcare service industry may be affected by the following:

•	trends in the method of delivery of healthcare services;

•	competition among healthcare providers;

•	lower increases or decreases in reimbursement rates from government and commercial payors, high uncompensated care expense, investment losses and limited admissions growth pressuring operating profit margins for healthcare providers;

•	availability of capital;

•	liability insurance expense;

•	health reform initiatives to address healthcare costs through expanded pay-for-performance criteria, value-based purchasing programs, bundled provider payments, accountable care organizations, state health insurance exchanges, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions;

•	regulatory environment uncertainty due to the phased implementation of the Patient Protection and Affordable Care Act (commonly called “Obamacare”) and its impact upon healthcare facility operator reimbursement, including the impact of Obamacare on reimbursement rates;

•	Congressional efforts to reform the Medicare physician fee-for-service formula that dictates annual updates in payment rates for physician services, including significant reductions in the sustainable growth rate, whether through a short-term fix or a more long-term solution;

•	scrutiny and formal investigations by federal and state authorities;

•	prohibitions on additional types of contractual relationships between physicians and the healthcare facilities and providers to which they refer, and related information-collection activities;

•	efforts to increase transparency with respect to pricing and financial relationships among healthcare providers and drug/device manufacturers;

•	increased regulation to limit medical errors and conditions acquired inside health facilities and improve patient safety; and

•	heightened health information technology standards for healthcare providers.

These changes, among others, can adversely affect the economic performance of some or all of the lessees and operators of healthcare properties that we may acquire and, in turn, negatively affect the lease revenues and the value of our property investments.

Our healthcare properties derive a substantial portion of their income from third-party payors.

Many of the lessees of healthcare facilities derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to frequent and substantial change. There are no assurances that payments from governmental and other third-party payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Efforts by such third-party payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our potential tenants. In addition, the failure of any of our potential tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs. The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. The financial impact on tenants of healthcare properties that we may acquire could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

We used temporary acquisition financing to acquire nine industrial properties. During 2011, we sold four properties and used the proceeds, in part, to pay down a portion of the temporary acquisition financing. Additionally, we have used temporary acquisition financing to acquire our healthcare properties. This will enable us to acquire properties before we have raised offering proceeds for the entire purchase price. We may plan to use subsequently raised offering proceeds or sell additional properties to pay off the temporary acquisition financing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2012, our portfolio consists of fourteen properties which were approximately 82.8% leased. The following table provides summary information regarding our properties.

Property (1)	Location	Date Purchased	Square Footage	Purchase Price	Debt		Dec. 31, 2012 % Leased
Industrial:
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	$2,400,000	$—		51.4%
20100 Western Avenue (3)	Torrance, CA	December 1, 2006	116,433	19,650,000	8,900,000		100.0%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—		38.0%
Orlando Small Bay Portfolio:
Carter Commerce Center (3)	Winter Garden, FL	November 15, 2007	49,125				64.9%
Goldenrod Commerce Center	Orlando, FL	November 15, 2007	78,646				88.8%
Hanging Moss Commerce Center	Orlando, FL	November 15, 2007	94,200				80.9%
Monroe South Commerce Center	Sanford, FL	November 15, 2007	172,500				72.3%
			394,471	37,128,000	6,499,000		76.7%
Monroe North Commerce Center	Sanford, FL	April 17, 2008	181,348	14,275,000	6,445,000		86.5%
1830 Santa Fe	Santa Ana, CA	August 5, 2010	12,200	1,315,000	—		100.0%
Subtotal Industrial:			775,393	79,218,000	21,844,000		79.7%

Healthcare:
Sheridan Care Center	Sheridan, OR	August 3, 2012	13,912	4,100,000	2,800,000	(2)	100.0%
Fern Hill Care Center	Portland, OR	August 3, 2012	13,344	4,500,000	3,000,000	(2)	100.0%
Farmington Square	Medford, OR	September 14, 2012	32,557	8,500,000	5,800,000	(2)	100.0%
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	56,968	15,000,000	10,700,000	(2)	100.0%
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	28,514	8,140,000	6,150,000	(2)	100.0%
Subtotal Healthcare:			145,295	40,240,000	28,450,000	(2)	100.0%

Total			920,688	$119,458,000	$50,294,000		82.8%

(1)	The table excludes Sherburne Commons, a variable interest entity (“VIE”) for which we became the primary beneficiary and began consolidating its financial results as of June 30, 2011. As of October 19, 2011, Sherburne Commons was classified as held for sale (See Note 10 to the accompanying Notes to Consolidated Financial Statements).

(2)	Represents healthcare properties with single tenant leases which we report as 100% occupied from our (landlord’s) perspective. These properties were acquired in the third and fourth quarters of 2012 (See Note 5 to the accompanying Notes to Consolidated Financial Statements).

(3)	In the fourth quarter of 2012, we entered into definitive agreements to sell the 20100 Western Avenue and Carter Commerce Center properties. Consequently, these properties are classified as held for sale (see Note 16 to the accompanying Notes to Consolidated Financial Statements).

The following table sets forth annualized occupancy rates for our material properties for the past five years:

	Average Percent Leased (%)
Property	2012	2011	2010	2009	2008
20100 Western Avenue	82	52	74	63	100
Orlando Small Bay Portfolio	74	71	71	77	94
Monroe North Commerce Center	95	80	47	82	100

Historical Annualized Average Rents

The following table sets forth average effective annualized rent per square foot for our material industrial properties for the past five years:

	Average Effective Annualized Rent per Square Foot(1)
Property	2012	2011	2010	2009	2008
20100 Western Avenue	$4.03	$10.15	$10.21	$10.16	$11.41
Orlando Small Bay Portfolio	$5.31	$5.84	$7.27	$7.71	$7.59
Monroe North Commerce Center	$5.92	$5.03	$7.64	$6.83	$5.83

(1)	Average effective annualized rent per square foot is calculated by dividing annual rental revenues by sum of quarterly occupied square footage.

Portfolio Lease Expirations

The following table sets forth lease expiration information for each of the ten years following December 31, 2012:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
Month to Month	1	1,875	$6,000	0.2%	0.1%
2013	44	182,215	1,129,000	19.9%	13.8%
2014	34	134,468	715,000	14.7%	8.8%
2015	13	60,685	394,000	6.6%	4.8%
2016	8	66,677	497,000	7.3%	6.1%
2017	3	39,498	243,000	4.3%	3.0%
2018	1	14,504	75,000	1.6%	0.9%
2019	2	56,520	—	6.2%	0.0%
2020	—	—	—	0.0%	0.0%
2021	—	—	—	0.0%	0.0%
2022 and later	5	142,153	5,108,000	15.5%	62.5%
	111	698,595	$8,167,000	76.1%	100.0%

Real Estate-Related Investment

As of December 31, 2012 and 2011, we had one investment in a real estate loan receivable, the Sherburne Commons Mortgage Loan (Borrower):

Loan Name Location of Related Property or Collateral	Date Originated	Loan Type	Payment Type	Book Value as of December 31, 2012	Book Value as of December 31, 2011	Rate Type	Annual Interest Rate	Maturity Date
Sherburne Commons Mortgage Loan Nantucket, MA	12/14/2009	1st Mortgage	Interest Only	$—	$—	Fixed	8.0%	1/1/2015

Due to the borrower suspending their interest payments in the 1st quarter of 2011, we issued them a notice of default on June 30, 2011. By issuing them a notice of default, we became a primary beneficiary to the borrower and the borrower a VIE to us as a result of our enhanced ability to direct the activities of the VIE. A primary beneficiary of a VIE is required to consolidate the operations of the VIE. Consequently, we have consolidated the operations of the VIE as of June 30, 2011, and accordingly eliminated the note receivable in consolidation (See Notes 9 and 10 to the accompanying Notes to Consolidated Financial Statements).

As of October 19, 2011, the Sherburne Commons property was reclassified to real estate held for sale. Consequently, the related assets and liabilities of the property are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale on our consolidated balance sheets. Operating results for the property have been reclassified to discontinued operations on our consolidated statements of operations for the year ended December 31, 2011 (See Notes 10 and 16 to the accompanying Notes to Consolidated Financial Statements).

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the period covered by this report, there was no established public trading market for our shares of common stock. In order for Financial Industry Regulatory Authority (“FINRA”) members to participate in the offering and sale of shares of common stock pursuant to our prior public offerings, we are required to disclose in each annual report distributed to stockholders a per-share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our shares.

Our December 31, 2012 estimated common stock per-share value is $2.10 per share. The estimated value per share was based upon the recommendation and valuation of our Advisor, based on the methodologies and assumptions described further below. As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per-share value determined below neither represents the fair value according to U.S. generally accepted accounting principles (“GAAP”) of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a shareholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets. As of the date of this filing, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.

Our estimated per-share value was calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the estimated fair value of our liabilities, and dividing the total by the number of our common shares outstanding as of December 31, 2012. Our estimated per-share value is the same as our net asset value. Our estimated per-share value does not reflect “enterprise value,” which may include a premium for the portfolio or the potential increase in our share value if we were to list our shares on a national securities exchange. Our estimated per-share value also does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange.

The following is a summary of the valuation methodologies used:

Investments in Real Estate and Variable Interest Entity Held for Sale. For purposes of calculating an estimated value per share, we engaged a third-party real estate valuation firm to value certain industrial properties as well as relying on our Advisor’s discounted cash flow analyses for those properties that were not appraised. This third-party real estate valuation firm used an income capitalization approach and a sales comparison approach to value selected properties. Our Advisor calculated the value of our investments in real estate and variable interest entity using internally prepared cash flow estimates and employing a range of terminal capitalization rates, discount rates, growth rates and other variables that fall within ranges our Advisor believes would be used by similar investors to value the properties we own. The cash flow estimates were developed for each property by our Advisor’s asset management team based on their industry knowledge and expertise. We engaged a third-party real estate valuation firm to conduct a market study to validate our Advisor’s assumptions with respect to capitalization and discount rates it used in its discounted cash flow analyses.

For our variable interest entity held for sale, we used the current standing offer for the property less estimated selling costs, as an estimate of fair value as this property is currently under a purchase and sale agreement.

For our recently acquired healthcare properties, we analyzed their post-acquisition operating performance to determine whether the financial performance of those properties had changed since their recent acquisitions, noting that the assets’ operating results are consistent with our acquisition underwriting models. Consequently, our recently acquired healthcare properties’ fair values are deemed to be equal to their respective purchase prices.

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of the Company’s real estate assets and variable interest entity:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.50% – 8.00%	7.95%
Discount rate	8.52%	8.52%
Annual net operating income growth rate(1)	3.10% – 6.87%	5.20%
Holding period	10 years	10 years

(1)	The annual net operating income compounded annual growth rate (“CAGR”) reflects both the contractual and market rents (in cases where the contractual lease period is less than the holding period) net of expenses over the holding period. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the holding period for each of the properties.

We believe that the assumptions employed in the valuation methodology are reasonable and within the ranges used for properties that are similar to ours and held by investors with similar expectations to our investors. However, a change in the assumptions would impact the calculation of the value of our investments in real estate. For example, assuming all other factors remain unchanged, a change in the assumed weighted-average terminal capitalization rate of 0.25% would yield a change in our net asset value of approximately $.01 per share.

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

Notes Payable. Our Advisor estimated the value of our notes payable using a discounted cash flow analysis. The cash flows were based on the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 3.32 years, was approximately 4.45%.

We believe that the assumptions employed in estimating the fair value of our notes payable are reasonable and reflect the terms currently available on similar borrowing arrangements to borrowers with credit profiles similar to ours. However, a change in the assumptions would impact the fair value of our notes payable. For example, assuming all other factors remain unchanged, a change in the assumed weighted-average discount rate of 0.75% would yield a change in our net asset value of approximately $0.05 per share.

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

Our estimated per-share value was calculated as follows:

Estimated Per-Share Value Calculation:

December 2012
Investments in real estate and variable interest entity	$4.16
Notes payable	(2.15)
Other assets and liabilities, net	0.09
Estimated net asset value per-share value	$2.10
Estimated enterprise value premium	None assumed
Estimated liquidity discount	None assumed
Total estimated per-share value	$2.10

__________________

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

Furthermore, the estimated value of our shares was calculated as of December 31, 2012. The value of our shares will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties within our portfolio. We are not required to update the estimated value per share more frequently than every eighteen months. We expect that any future estimates of the value of our properties will be performed by our Advisor; however, our board of directors may direct our Advisor to engage one or more independent, third-party valuation firms in connection with such estimates.

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

On November 23, 2010, our board of directors concluded that we did not have sufficient funds available to fund any redemptions. Accordingly, our board of directors approved an amendment to our stock repurchase program to suspend redemptions under the program effective December 31, 2010. We can make no assurances as to when and on what terms our redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time based in part on our cash and debt position.

During the twelve months ended December 31, 2012, we did not redeem shares pursuant to our stock repurchase program and have received requests to redeem 38,296 shares. During the twelve months ended December 31, 2011, we have received requests to redeem 78,124 shares. However, due to the current suspension of the stock repurchase program, we were not able to fulfill any of these requests.

Stockholders

As of March 19, 2013, we had approximately 23.0 million shares of common stock outstanding held by 4,978 stockholders of record.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income.

The declaration, timing and amount of distributions are at the discretion of our board of directors. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant. On November 23, 2010, our board of directors resolved to lower our distributions to an annualized rate of $0.08 per share (1% based on a share price of $8.00), from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), in order to preserve capital that may be needed for capital improvements, debt repayment, operations or other corporate purposes. Distributions at this rate were declared for the first and second quarters of 2011. Further, in June 2011, the board decided, based on the financial position of the Company, to suspend the declaration of further distributions and to defer the second quarter 2011 distribution payment until December 2011 when we received proceeds from the sale of our Arizona properties. No distributions have been declared for periods subsequent to June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

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

During the year ended December 31, 2012 we did not pay any distributions to our stockholders. During the year ended December 31, 2011, we paid distributions of approximately $1.1 million to our stockholders. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds or proceeds from the sale of properties. The following table shows the distributions paid based on daily record dates for each day during the period from January 1, 2011 through December 31, 2012, aggregated by quarter as follows:

	Distributions Declared (1)			Funds from	Cash Flows from Operating
Period	Cash	Reinvested	Total	Operations	Activities
First quarter 2011	$454,000	$—	$454,000	$60,000	$481,000
Second quarter 2011(2)	460,000	—	460,000	(80,000)	(219,000)
Third quarter 2011(3)	—	—	—	(129,000)	(323,000)
Fourth quarter 2011(4)	—	—	—	(1,068,000)	(1,608,000)
	$914,000	$—	$914,000	$(1,217,000)	$(1,669,000)
First quarter 2012	$—	$—	$—	$(859,000)	$(800,000)
Second quarter 2012	—	—	—	(1,306,000)	(953,000)
Third quarter 2012	—	—	—	(803,000)	(2,400,000)
Fourth quarter 2012(5)	—	—	—	(435,000)	(2,282,000)
	$—	$—	$—	$(3,403,000)	$(6,435,000)

(1)	No distributions were paid in 2012. 100% of the distributions declared during 2011 represented a return of capital for federal income tax purposes, respectively.
(2)	Funds from operations exclude real estate impairments of $14.8 million and impairments recorded in discontinued operations of $27.5 million.
(3)	Funds from operations exclude real estate impairments of $0.4 million and impairments recorded in discontinued operations of $0.2 million.
(4)	Funds from operations exclude impairments recorded in discontinued operations of $5.6 million.
(5)	Funds from operations exclude impairments recorded in discontinued operations of $0.9 million.

From our inception in October 2004 through December 31, 2012, we declared aggregate distributions of $32.8 million. Our cumulative net loss and cumulative net cash provided by operating activities during the same period were $76.2 million and $1.8 million, respectively.

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

NAREIT recently issued updated reporting guidance that directs companies, for their computation of NAREIT FFO, to exclude impairments of depreciable real estate when write-downs are driven by measurable decreases in the fair value of real estate holdings. Previously, the Company’s calculation of FFO (consistent with NAREIT’s previous guidance) did not exclude impairments of, or related to, depreciable real estate. Consistent with this current NAREIT reporting guidance, the Company has restated its 2011 and 2010 FFO amounts.

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

The following is reconciliation from net loss applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO and MFFO for each of the last three years:

	Year Ended December 31,
	2012	2011	2010
Net loss applicable to common shares	$(7,458,000)	$(52,058,000)	$(3,131,000)

Adjustments:
Depreciation and amortization of real estate assets:
Continuing operations	1,713,000	1,460,000	1,656,000
Discontinued operations	280,000	965,000	1,750,000
Gain on sales of real estate, net	—	(46,000)	—
Impairment of real estate assets:
Continuing operations	—	15,268,000	1,250,000
Discontinued operations	2,077,000	33,306,000	770,000
Noncontrolling interests’ share in losses	(1,076,000)	(1,995,000)	(2,000)
Noncontrolling interests’ share in FFO	1,061,000	1,883,000	—

Funds (used in) from operations (FFO) applicable to common shares	$(3,403,000)	$(1,217,000)	$2,293,000

Adjustments:
Real estate acquisition costs	$947,000	$—	$52,000
Amortization of (below-) above-market rents	(28,000)	(143,000)	39,000
Straight-line rents	(323,000)	(45,000)	40,000
Reserve for excess advisor obligation	863,000	—	—
Amortization of deferred financing costs	162,000	777,000	335,000
Impairment of notes receivable	—	1,442,000	—

Modified funds (used in) from operations (MFFO) applicable to common shares	$(1,782,000)	$814,000	$2,759,000

Weighted-average number of common shares outstanding – basic and diluted	23,028,285	23,031,830	22,921,142

FFO per weighted average common shares	$(0.15)	$(0.05)	$0.10
MFFO per weighted average common shares	$(0.08)	$0.04	$0.12

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

As of the termination of the offering on June 1, 2009, excluding the issuance of approximately 1.2 million shares under our distribution reinvestment plan, we had sold approximately 20.5 million shares of common stock in our initial public offering, raising gross offering proceeds of $163.7 million. From this amount, we incurred approximately $16.2 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $3.3 million in acquisition fees payable to the Advisor. We have used $118.6 million of the net offering proceeds to acquire properties and reduce notes payable as of December 31, 2012. As of December 31, 2012, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $4.5 million, including $0.1 million of organizational costs that have been expensed, and $4.4 million related to offering costs which reduce net proceeds of our initial public offering.

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

On June 10, 2012, our follow-on offering was terminated. As of December 31, 2012, excluding issuance of approximately 1.1 million shares under our distribution reinvestment plan, we had sold approximately 0.4 million shares of common stock in our follow-on offering, raising gross offering proceeds of $3.4 million. From this amount, we incurred $0.3 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $67,000 in acquisition fees payable to the Advisor. Our Advisory Agreement provides for reimbursement of the Advisor for organizational and offering costs in excess of 3.5% of the gross proceeds from our primary offering and follow-on offering. Under the Advisory Agreement, within 60 days after the end of the month in which our follow-on offering terminated, the Advisor is obligated to reimburse us to the extent that the organization and offering expenses related to our follow-on offering borne by us exceeded 3.5% of the gross proceeds of the follow-on offering. As of June 10, 2012, we had reimbursed our Advisor a total of $1.1 million in organizational and offering costs related to our follow-on offering, of which $1.0 million was in excess of the contractual limit. Consequently, in the second quarter of 2012, we recorded a receivable from the Advisor for $1.0 million reflecting the excess reimbursement. However, as a result of our evaluation of various factors related to collectability of this receivable, we reserved the full amount of the receivable as of June 30, 2012. On December 31, 2012, we reduced our reserve by $0.1 million as it became probable that we would collect this amount in early 2013. No assurances can be made when additional payments, if any, will occur.

Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2013 annual meeting of stockholders.

ITEM 6. SELECTED FINANCIAL DATA

The following should be read with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. The consolidated balance sheet data as of December 31, 2012 and 2011 and the consolidated statements of operations data for the year ended December 31, 2012, 2011 and 2010 have been derived from the Company’s historical audited consolidated financial statements. The consolidated balance sheet data as of December 31, 2010, 2009 and 2008 and the consolidated statements of operations data for the years ended December 31, 2009 and 2008 have been derived from the Company’s historical consolidated financial statements adjusted for the impact of subsequent accounting changes requiring retrospective application, if any.

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$93,992,000	$70,124,000	$138,997,000	$157,252,000	$165,104,000
Notes payable	$50,294,000	$21,070,000	$26,604,000	$38,884,000	$45,626,000
Total equity	$38,757,000	$45,626,000	$100,970,000	$115,155,000	$116,484,000

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Total revenues	$4,740,000	$3,819,000	$4,686,000	$5,553,000	$5,016,000
Loss from continuing operations	$(5,709,000)	$(21,453,000)	$(4,391,000)	$(9,949,000)	$(2,440,000)
(Loss) income from discontinued operations	$(2,825,000)	$(32,600,000)	$1,258,000	$1,838,000	$988,000
Net loss applicable to common shares	$(7,458,000)	$(52,058,000)	$(3,131,000)	$(8,103,000)	$(1,455,000)

Basic and diluted (losses) earnings per common share(1)
Continuing operations	$(0.25)	$(0.93)	$(0.19)	$(0.43)	$(0.11)
Discontinued operations	$(0.08)	$(1.33)	$0.05	$0.08	$0.04
Net loss applicable to common shares	$(0.33)	$(2.26)	$(0.14)	$(0.35)	$(0.107)

Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(6,435,000)	$(1,669,000)	$2,302,000	$2,888,000	$2,541,000
Net cash provided by (used in) investing activities	$(40,327,000)	$34,006,000	$(3,740,000)	$(10,708,000)	$(11,973,000)
Net cash (used in) provided by financing activities	$30,346,000	$(16,868,000)	$(15,221,000)	$212,000	$29,065,000

Other Data:
Distributions declared	$—	$914,000	$10,211,000	$10,644,000	$7,269,000
Distributions declared per common share	$—	$0.04	$0.45	$0.48	$0.47

Weighted-average number of common shares outstanding – basic and diluted(1)	23,028,285	23,031,830	22,921,142	21,806,219	14,241,215

(1)	Basic and diluted loss from continuing operations per common share, basic and diluted (loss) income from discontinued operations per common share, and basic and diluted net loss per common share are based upon the weighted-average number of shares of common stock outstanding. All per-share computations have been adjusted to reflect the common stock dividends for all periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. See also the “Special Note about Forward-Looking Statements” preceding Item 1 of this report.

Overview

Market Outlook — Real Estate and Real Estate Finance Markets

Despite an increase of new home construction and positive gains in the stock markets in 2012, the U.S. economy remains fragile. Housing has a long way to go before recovery to the pre-recession levels, many homeowners continue to be underwater, unemployment continues to be high and the U.S. government continues to deficit spend. The difficulty of accessing capital previously experienced is slowly subsiding, but concern about credit risk, the sluggishness of the U.S. economy and the impact of Europe’s debt issues to our and the global economies continues. These concerns continue to unfavorably impact real estate demand, particularly our industrial product type and, if they continue, we may experience more vacancies, reduced rental rates, increase in rental concessions to existing and new tenants, including free rent which decreases cash flows from operations.

Until market conditions are more stable, we expect to continue to limit capital expenditures, focusing on those capital expenditures that preserve value and/or generate rental revenue. However, if we experience an increase in vacancies, we may incur costs to improve our property, pay leasing commissions for leasing our unit space at the properties and provide for rental concessions.

In contrast, senior housing remained resilient during the economic recession. Some of the largest REITs in the U.S., are health care REITs. Senior housing and care market carries an approximate value of $270 billion and growing. Throughout the U.S., there are just over 22,000 Independent Living, Assisted Living and Skilled Nursing facilities.

Throughout the economic recession, senior housing occupancy held up well when compared to Apartment, Office, Retail, Industrial and Hotels. Key demand drivers for senior housing include the strengthening demographics which include the growing number of baby boomers, a better understanding and acceptance of residents and senior housing as an alternative, more and more potential residents can afford senior housing and have more affluence. Residents are living longer and have better healthcare. Fewer family care givers are available and residents have no other alternative. It is forecasted that demographics will remain strong for decades.

Senior housing average cap rates tend to be higher than other asset classes, which improves returns on investment. During the recession, debt was less available. Currently, there are several lenders in the senior housing market with attractive rates and leverage. Sources of debt include high yield bonds, insurance companies, commercial finance companies, commercial banks, Department of Housing & Urban Development (HUD), Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac have nearly $20 billion in total outstanding senior housing loans (Assisted Living and Independent Living).

In general, with experienced, quality operators mitigating risks associated with senior housing, the senior housing market has a strong outlook for market fundamentals and provides solid and relatively stable returns.

Results of Operations

During 2012, we owned nine industrial properties for the full year and acquired five healthcare properties, two of which we owned for five months, two of which we owned for three and one-half months and one property we held for less than one-half month. During 2011, we owned nine properties for a full year, one property for five and one-half months, two properties for eleven months, and one property for eleven and one-half months. The properties sold in 2011 were Goldenwest in June 2011 for gross proceeds of approximately $9.4 million, Mack Deer Valley and Pinnacle Park Business Center properties in November 2011 for gross proceeds of approximately $23.9 million and the 2111 South Industrial Park in December 2011 for gross proceeds of $0.9 million. During 2010, we owned twelve properties for a full year and one property for five months. Accordingly, the results of our operations for the years ended December 31, 2012, 2011 and 2010 have fluctuated as a result of property acquisitions and dispositions.

In May 2008, we agreed to loan up to $10.0 million at a rate of 10% per year to two real estate operating companies, Servant Investments, LLC and Servant Healthcare Investments, LLC (collectively, “Servant”). In May 2010, the loan commitments were reduced to $8.75 million. The loans were scheduled to mature on May 19, 2013. At the time the loans were negotiated, Servant was an advisor to an affiliate of the managing member of our Advisor. On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows from operations. During the third quarter of 2009, we concluded that the collectability of the Servant Investments, LLC (“Servant Investments”) note could not be reasonably assured. Therefore, we recorded a reserve of $4.6 million against the note balance. As of December 31, 2012 and 2011, the Servant Investments note receivable had a net balance of $0. It is our policy to recognize interest income on the reserved loan on a cash basis. In the second quarter of 2011, after evaluating the expected effects of changes in the borrower’s business prospects, including the uncertainty surrounding Servant’s realization of the fees pursuant to the sub-advisory agreement, we concluded that it was probable that the Company would be unable to collect all amounts due according to the terms of the Servant Healthcare, LLC (“Servant Healthcare”) note and consequently, we recorded a note receivable impairment of $1.7 million against the balance of that note.

In December 2011, the notes receivable were restructured to provide for the settlement of the notes in the amount of $2.5 million, $1.5 million of which was received from the borrower in December 2011. The remaining $1.0 million is payable pursuant to a promissory note providing for interest at a fixed rate of 5.00% per annum. Interest payments are due monthly and have been paid timely. A principal payment of $0.7 million, plus any accrued and unpaid interest, is due on December 22, 2013 and the remaining balance of $0.3 million, plus any accrued and unpaid interest, is due on December 22, 2014. The note receivable was recorded at its present value of $0.9 million on our consolidated balance sheet as of December 31, 2011 and 2012.

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

Prior to the third quarter of 2011, we operated in one reportable segment: Industrial. As of September 30, 2011, we operated in two reportable business segments for management and internal financial reporting purposes: Industrial and Senior Housing. These operating segments represent the segments for which separate financial information is available and for which operating results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our Senior Housing segment consisted solely of the operations of the Sherburne Commons property (see Note 10 to the accompanying Notes to Consolidated Financial Statements).

In October 2011, we reclassified the Sherburne Commons property as held for sale (see Note 16 to the accompanying Notes to Consolidated Financial Statements) and the results of its operations have been reported in discontinued operations. Therefore, as of and for the year ended December 31, 2011, we reported our operations under one reportable segment: Industrial. Our Industrial segment consists of nine multi-tenant industrial properties offering a combination of warehouse and office space adaptable to a broad range of tenants and uses typically catering to local and regional businesses (see Note 4 to the accompanying Notes to Consolidated Financial Statements).

During 2012, we acquired five healthcare properties resulting in us now having two reportable business segments for management and internal financial reporting purposes: Industrial and Healthcare. These operating segments represent the segments for which separate financial information is available and for which operating results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our Healthcare segment consists of four a skilled nursing facilities and one memory care facility.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Years Ended December 31,
	2012	2011	$ Change	% Change
Net operating income, as defined (1)
Industrial properties	$2,290,000	$2,203,000	$87,000	3.9%
Healthcare properties	1,190,000	—	1,190,000	N/A
Total portfolio net operating income(1)	3,480,000	2,203,000	1,277,000	58.0%

Reconciliation to net loss:
Net operating income, as defined (1)	3,480,000	2,203,000	1,277,000	58.0%
Unallocated (expenses) income:
Interest income from notes receivable	52,000	416,000	(364,000)	(87.5%)
General and administrative	(3,564,000)	(2,834,000)	(730,000)	25.8%
Asset management fees and expenses	(971,000)	(1,489,000)	518,000	(34.8%)
Real estate acquisition costs	(947,000)	—	(947,000)	N/A
Depreciation and amortization	(1,713,000)	(1,460,000)	(253,000)	17.3%
Reserve for excess advisor obligation	(863,000)	—	(863,000)	N/A
Impairment of notes receivable	—	(1,442,000)	1,442,000	100%
Impairment of real estate	—	(15,268,000)	15,268,000	100%
Interest expense, net	(1,183,000)	(1,579,000)	396,000	(25.1%)
Loss from continuing operations	(5,709,000)	(21,453,000)	15,744,000	(73.4%)
Loss from discontinued operations	(2,825,000)	(32,600,000)	29,775,000	(91.3%)
Net loss	(8,534,000)	(54,053,000)	45,519,000	(84.2%)
Noncontrolling interests’ share in losses	1,076,000	1,995,000	(919,000)	(46.1%)
Net loss applicable to common shares	$(7,458,000)	$(52,058,000)	$44,600,000	(85.7%)

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI. See Note 17 to the accompanying Notes to Consolidated Financial Statements for a summary table reconciling NOI to net loss.

Industrial Properties

Total rental revenue for industrial properties includes rental revenues, tenant reimbursements and other income. Property operating and maintenance expenses include insurance, property taxes, repairs and maintenance and other operating expenses. Net operating income increased to approximately $2.3 million for the year ended December 31, 2012 from approximately $2.2 million for the year ended December 31, 2011. The increase is primarily due to lower operating expenses for property taxes and collections costs.

	Years Ended December 31,
	2012	2011	$ Change	% Change
Industrial Properties — Net operating income
Total revenues
Rental revenues	$2,715,000	$2,744,000	$(29,000)	(1.1%)
Tenant reimbursements and other income	686,000	659,000	27,000	4.1%
Less:
Property operating and maintenance expenses	(1,111,000)	(1,200,000)	89,000	(7.4%)

Total portfolio net operating income	$2,290,000	$2,203,000	$87,000	3.9%

Healthcare Properties

Total rental revenue for healthcare properties includes rental revenues and tenant reimbursements. Property operating and maintenance expenses include insurance, property taxes and other operating expenses. Net operating income increased to approximately $1.2 million for the year ended December 31, 2012 from $0 million for the year ended December 31, 2011 primarily due to us entering this business segment with our healthcare acquisitions in the second half of 2012.

	Years Ended December 31,
	2012	2011	$ Change	% Change
Healthcare Properties — Net operating income
Total revenues
Rental revenues	$1,222,000	$—	$1,222,000	N/A
Tenant reimbursements and other income	65,000	—	65,000	N/A
Less:
Property operating and maintenance expenses	(97,000)	—	(97,000)	N/A

Total portfolio net operating income	$1,190,000	$—	$1,190,000	N/A

Unallocated (expenses) income

Interest income from notes receivable decreased to $0.1 million for the year ended December 31, 2012 from $0.4 million for the year ended December 31, 2011. The decrease is primarily due to the Servant’s forbearance settlement resulting in a $1.5 million principal payment in December 2011 which lowered 2012 average outstanding loan balance and one’s month interest payment in 2011 versus $0 related to the related party loan from Nantucket Acquisition LLC.

General and administrative expense was $3.6 million for the year ended December 31, 2012 and $2.8 million for the year ended December 31, 2011, respectively. The increase was primarily due to increases in professional fees of $0.1 million, advisor expense allocations of $0.5 million, and insurance expense of $0.1 million.

Asset management fees decreased to $1.0 million for the year ended December 31, 2012 from $1.5 million for the year ended December 31, 2011. The lower asset management fees are due to the sale of four properties in 2011 combined with a reduction in the annual asset management fee basis from 1.0% to 0.75% of the Average Invested Assets (as defined in the Advisory Agreement) offset by Healthcare acquisitions of Portland, Friendswood, Tigard and Medford.

Real estate acquisition costs increased to $0.9 million for the year ended December 31, 2012 from $0 for the year ended December 31, 2011. The increase is primarily due to Healthcare acquisition of the Sheridan Care Center, Fern Hill Care Center, Farmington Square, Friendswood Haven Healthcare and Rehabilitation Center and Pacific Health and Rehabilitation Center properties.

Depreciation and amortization increased to approximately $1.7 million for the year ended December 31, 2012 from approximately $1.5 million for the year ended December 31, 2011, primarily due to the Portland, Friendswood, Tigard and Medford acquisitions in 2012.

Reserve for excess advisor obligation represents organizational and offering costs incurred in excess of 3.5% limitation of the gross proceeds from our follow-on offering which terminated on June 10, 2012 (See Note 13 to the accompanying Notes to Consolidated Financial Statements). Our Advisory Agreement provides that the Advisor will reimburse any excess. Consequently, we recorded a receivable for the excess of $1.0 million which we fully reserved for as of June 30, 2012 based on our evaluation of the Advisor’s inability to repay at that time. As of December 31, 2012, we reduced our reserve by approximately $0.1 million as it became probable that we would collect this amount in early 2013.

Impairment of notes receivable was $0 for the year ended December 31, 2012 compared to $1.4 million for the year ended December 31, 2011. This decrease is attributed to the Servant Healthcare Investments, LLC (“SHI”) note receivable that was determined to be impaired by approximately $1.6 million in the second quarter of 2011, partially offset by a $0.2 million reversal of the valuation reserve as a result of executing a settlement agreement with SHI and Servant Investments, LLC in the fourth quarter of 2011.

Impairment of real estate was $0 for the year ended December 31, 2012 compared to $15.3 million for the year ended December 31, 2011 as a result of using shorter holding periods when estimating whether the carrying value of the properties was recoverable. The use of shorter hold periods reduced our future (undiscounted) cash flows attributable to the properties. Consequently, we adjusted certain properties to their estimated fair values resulting in an impairment charge of $15.3 million for the year ended December 31, 2011.

Interest expense decreased to $1.2 million for the year ended December 31, 2012 from $1.6 million for the year ended December 31, 2011, primarily due to the higher financing costs and interest rates incurred in 2011 as a result of extending the HSH Nordbank and Wells Fargo Bank loan agreements combined with a higher overall debt balance in 2011 compared to 2012 as the HSH loan was paid off at the end of 2011 and the Wells Fargo loan was paid down by $7.5 million.

The loss from discontinued operations represents the results of operations for properties sold or classified as held for sale in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment. Additionally, all prior periods presented for these properties were reclassified to discontinued operations for presentation purposes. During 2011, we sold our 15172 Goldenwest Circle, Mack Deer Valley, Pinnacle Park Business Center, and 2111 South Industrial Park properties to non-related third parties and classified our VIE as held for sale. In the 4th quarter of 2012, Western and OSB Carter were classified as held for sale. Loss from discontinued operations was $2.8 million for the year ended December 31, 2012 compared to loss from discontinued operations of $32.6 million for the year ended December 31, 2011. The net change is primarily due to $2.1 million of impairments and $0.7 million of loss from discontinued operations, excluding impairments, for the year ended December 31, 2012 compared to $33.3 million of impairments offset by $0.7 million of income from discontinued operations, excluding impairments, for the year ended December 31, 2011. The decrease in income from discontinued operations is primarily due to the results of operations from the 2011 property sales not being reflected in 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Years Ended December 31,
	2011	2010	$ Change	% Change
Net operating income, as defined (1)
Industrial properties	$2,203,000	$2,041,000	$162,000	7.9%
Healthcare properties	—	—	—	N/A
Total portfolio net operating income (1)	2,203,000	2,041,000	162,000	7.9%

Reconciliation to net loss:
Net operating income, as defined (1)	2,203,000	2,041,000	162,000	7.9%
Unallocated (expenses) income:
Interest income from notes receivable	416,000	1,389,000	(973,000)	(70.1%)
General and administrative	(2,834,000)	(2,163,000)	(671,000)	31.0%
Asset management fees and expenses	(1,489,000)	(1,654,000)	165,000	(10.0%)
Real estate acquisition costs	—	(52,000)	52,000	(100.0%)
Depreciation and amortization	(1,460,000)	(1,656,000)	196,000	(11.8%)
Impairment of notes receivable	(1,442,000)	—	(1,442,000)	(100.0%)
Impairment of real estate	(15,268,000)	(1,250,000)	(14,018,000)	1,121.4%
Interest expense, net	(1,579,000)	(1,046,000)	(533,000)	51.0%
Loss from continuing operations	(21,453,000)	(4,391,000)	(17,062,000)	388.6%
(Loss) income from discontinued operations	(32,600,000)	1,258,000	(33,858,000)	(2,691.4%)
Net loss	(54,053,000)	(3,133,000)	(50,920,000)	1625.3%
Noncontrolling interests’ share in losses	1,995,000	2,000	1,993,000	99,650.0%
Net loss applicable to common shares	$(52,058,000)	$(3,131,000)	$(48,927,000)	1,562.7%

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI. See Note 17 for a summary table reconciling NOI from net loss.

Industrial Properties

Total rental revenue for industrial properties includes rental revenues, tenant reimbursements and other income. Property operating and maintenance expenses include insurance, property taxes, repairs and maintenance and other operating expenses reimbursed by our tenants. Net operating income increased to approximately $2.2 million for the year ended December 31, 2011 from approximately $2.0 million for the year ended December 31, 2010. The increase is due to minor increase in revenues resulting from slightly higher occupancy rates partially offset by lower average lease rental rates and longer lease-up periods for vacant units and lower operating expenses resulting from bad debt recoveries and lower collection fees in 2011 versus 2010.

	Years Ended December 31,
	2011	2010	$ Change	% Change
Industrial Properties — Net operating income
Total revenues
Rental revenue	$2,744,000	$2,684,000	$60,000	2.2%
Tenant reimbursement and other income	659,000	613,000	46,000	7.5%
Less:
Property operating and maintenance expenses	(1,200,000)	(1,256,000)	56,000	(4.5%)

Total portfolio net operating income	$2,203,000	$2,041,000	$162,000	7.9%

Healthcare Properties

All of our healthcare properties were acquired in 2012.

Unallocated (expenses) income

Interest income from notes receivable decreased to $0.4 million for the year ended December 31, 2011 from $1.4 million for the year ended December 31, 2010. The decrease is due to non-payment of interest on a note receivable from Servant Investments, LLC and the note receivable from related party from Nantucket Acquisition LLC.

General and administrative expense was $2.8 million for the year ended December 31, 2011 and $2.2 million for the year ended December 31, 2010, respectively. The increase was primarily due to increased legal fees, audit fees, professional fees, advisor expense allocations, and insurance expense.

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

Depreciation and amortization decreased to approximately $1.5 million for the year ended December 31, 2011 from approximately $1.7 million for the year ended December 31, 2010, largely as a result of property impairments recorded during 2010 and in the second quarter of 2011.

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

Impairment of real estate increased to $15.3 million for the year ended December 31, 2011 from $1.3 million for the year ended December 31, 2010 as a result of the continued negative impact of economic conditions on our real estate investments.

Interest expense increased to $1.6 million for the year ended December 31, 2011 from $1.0 million for the year ended December 31, 2010, due primarily to financing costs incurred as a result of amending and extending the HSH Nordbank credit agreement and the Wells Fargo Bank loan agreement during 2011, combined with higher interest rates on both facilities.

The (loss) income from discontinued operations represents the results of operations for properties sold or classified as held for sale in accordance with ASC 360, Property, Plant and Equipment. Additionally, all prior periods presented for these properties were reclassified to discontinued operations for presentation purposes. During 2011, we sold our 15172 Goldenwest Circle, Mack Deer Valley, Pinnacle Park Business Center, and 2111 South Industrial Park properties to third parties and classified our VIE as held for sale. Loss from discontinued operations was $32.6 million for the year ended December 31, 2011 compared to income from discontinued operations of $1.3 million for the year ended December 31, 2010. The net change is primarily due to $33.3 million of impairments offset by $0.7 million of income from discontinued operations, excluding impairments, for the year ended December 31, 2011 compared to $0.8 million of impairments offset by $2.0 million of income from discontinued operations, excluding impairments, for the year ended December 31, 2010. The decrease in income from discontinued operations is primarily due to a lower overall annual average vacancy in 2011 compared to 2010 which resulted in lower revenue.

Liquidity and Capital Resources

On November 23, 2010, our board of directors made a decision to stop making or accepting offers to purchase shares of our stock in our follow-on offering while evaluating strategic alternatives to maximize value and preserve the capital of our stockholders. As a result of this decision, we expect our primary sources of cash to be rental revenues, tenant reimbursements, interest income, the sale of properties and additional financing or refinancing of debt. We expect our primary uses of cash to be for acquisitions of healthcare properties, the repayment of principal on notes payable, payment of tenant improvements, leasing commissions, operating expenses, interest expense on outstanding indebtedness, advances to our VIE to fund operating shortfalls, and cash distributions. Operating expenses are expected to exceed operating revenues over the next twelve months. We plan to fund this operating shortfall from available cash and the net proceeds from property sales.

On January 6, 2006, we commenced our initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on June 1, 2009. On June 10, 2009, we commenced our follow-on offering of up to 77,350,000 shares of our common stock, consisting of 56,250,000 shares for sale pursuant to a primary offering and 21,100,000 shares for sale pursuant to our dividend reinvestment plan. As of December 31, 2012, a total of approximately 20.9 million shares of our common stock had been sold in our combined offerings for aggregate gross proceeds of approximately $167.1 million. Our board of directors is currently evaluating strategic alternatives for our follow-on offering, but we do not expect our follow-on offering to be a material source of capital until such evaluation is completed.

As of December 31, 2012, we had approximately $1.0 million in cash and cash equivalents on hand.

Credit Facilities and Loan Agreements

As of December 31, 2012, we had debt obligations of approximately $50.3 million. The outstanding balance by loan agreement is as follows - Wells Fargo Bank, National Association (“Wells Fargo Bank”) approximately $6.5 million maturing February 2014, Transamerica Life Insurance (“Transamerica”) approximately $6.4 million maturing November 2014, GE Capital – Healthcare approximately $28.5 million maturing September 2017 and GE Capital – approximately $8.9 million which was paid-off in January 2013. The terms of our loan agreements are discussed in detail herein under the Other Liquidity Needs caption.

Short Term Liquidity Requirements

In addition to the capital requirements for recurring capital expenditures, tenant improvements and leasing commissions, we may have to incur expenditures for renovations of our properties, such as increasing the size of the properties by developing additional rentable square feet and/or making the space more appealing to potential industrial tenants.

We sold three properties in the fourth quarter of 2011. The funds were used to pay down debt, refinance existing debt and acquire five properties in 2012. As of December 31, 2012, we have two industrial properties and Sherburne Commons, held in the Nantucket VIE, listed for sale and committed to purchase one healthcare property (see “Subsequent Event” footnote). We continue to pursue options for repaying and/or refinancing debt obligations, including our asset sales. We believe that our cash and cash equivalents totaling $1.0 million as of December 31, 2012 combined with the proceeds of our Western Avenue and Carter property sales in January 2013 will allow us to meet our obligations during the twelve months ending December 31, 2013. We expect to fund our short-term liquidity requirements primarily from available cash and future net sales proceeds.

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

As of December 31, 2012 and December 31, 2011, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling $5.6 million, including $0.1 million of organizational costs that were expensed and $5.5 million of offering costs which reduced net proceeds of our offerings. Of this amount, $4.4 million reduced the net proceeds of our primary offering and $1.1 million reduced the net proceeds of our follow-on offering.

On June 10, 2012, our follow-on offering was terminated. Our Advisory Agreement provides for reimbursement to the Advisor for organizational and offering costs in excess of 3.5% of the gross proceeds from our primary offering and follow-on offering. Under the Advisory Agreement, within 60 days after the end of the month in which our follow-on offering terminated, the Advisor is obligated to reimburse us to the extent that the organization and offering expenses related to our follow-on offering borne by us exceeded 3.5% of the gross proceeds of the follow-on offering. As of June 10, 2012, we had reimbursed our Advisor a total of $1.1 million in organizational and offering costs related to our follow-on offering, of which $1.0 million was in excess of the contractual limit. Consequently, in the second quarter of 2012, we recorded a receivable from the Advisor for $1.0 million reflecting the excess reimbursement. However, as a result of our evaluation of various factors related to collectability of this receivable, we reserved the full amount of the receivable as of June 30, 2012. On December 31, 2012, we reduced our reserve by $125,000 as it became probable that we would collect this amount in early 2013. The Advisor has offered a payment schedule related to the repayment of the remainder of the excess organization and offering costs owed to us and has contemplated such repayment in its budget. Nevertheless, in light of our ongoing repositioning and recent progress by the Advisor in building a sustainable business model, no assurances can be made as to whether additional payments will be received. We have not assumed collection of this receivable in our financial plans and do not believe that the non-collection of this receivable will have a material adverse effect on our long-term liquidity (see Note 13 to the accompanying Notes to Consolidated Financial Statements).

We will not rely on advances from the Advisor to acquire properties, however, affiliates of our Advisor may loan funds to special purpose entities that acquire properties on our behalf pending our raising sufficient proceeds from our public offerings to purchase the properties from the special purpose entity.

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

Election as a REIT

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, in 2006. Under the Internal Revenue Code of 1986, we are not subject to federal income tax on income that we distribute to our stockholders. REITs are subject to numerous organizational and operational requirements in order to avoid taxation as a regular corporation, including a requirement that they generally distribute at least 90% of their annual ordinary taxable income to their stockholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Our failure to qualify as a REIT could result in us having a significant liability for taxes.

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

Debt Service Requirements

HSH Nordbank AG

We amended our credit agreement with HSH Nordbank in a series of amendments extending the credit facility maturity date from September 20, 2010 to December 16, 2011. As a part of these amendments, we made a principal reduction payment and paid extension fees. The July 2011 amendment to this credit agreement extended the maturity date from September 30, 2011 to December 16, 2011 and increased the margin spread over LIBOR from a range of 350 to 375 basis points to a fixed 375 basis points from June 1, 2011 to September 30, 2011 and to 400 basis points from October 1, 2011 to the maturity date. Additionally, this amendment eliminated our requirement to make principal reduction payments of $0.3 million in July, August, and September 2011, respectively. In connection with this extension and the sale of the Goldenwest property (see Note 14 to the accompanying Notes to Consolidated Financial Statements), we made a principal payment of $7.8 million.

On November 28, 2011, this loan was repaid in its entirety with a portion of the proceeds from the sale of the Mack Deer Valley and Pinnacle Park Business Center properties. As of December 31, 2012 and 2011, the outstanding principal amounts of our obligations under the credit agreement were $0.

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

On December 22, 2011, in connection with the sale of the 2111 South Industrial Park property (see Note 14 to the accompanying Notes to Consolidated Financial Statements), we made a principal payment of approximately $0.9 million.

As of December 31, 2012 and December 31, 2011, we had net borrowings of approximately $6.5 million and $14.4 million under the loan agreement, respectively. The weighted average interest rate as of December 31, 2012 and December 31, 2011 was 3.66% and 2.54%, respectively. The loan agreement contains various reporting covenants, including providing periodic balance sheets, statements of income and expenses of borrower and each guarantor, statements of income and expenses and changes in financial position of each secured property and cash flow statements of borrower and each guarantor. On February 13, 2012, the loan agreement was amended to extend the maturity to February 13, 2014 (see Note 14 to the accompanying Notes to Consolidated Financial Statements). The monthly payment on this loan is approximately $50,000. As of December 31, 2012, we were in compliance with all financial covenants.

Transamerica Life Insurance Company

In connection with our acquisition of Monroe North Commerce Center, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica. Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica secured mortgage loan. The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum. As of December 31, 2012 and 2011, we had an outstanding balance of $6.4 million and $6.7 million, respectively, under this loan agreement. This Loan Assumption Agreement contains various reporting covenants including an annual income statement, rent roll, operating budget and a narrative summary of leasing prospects for vacant spaces. As of December 31, 2011, we were in compliance with all reporting covenants. The monthly payment on this loan is approximately $50,000.

Seller Loan

On August 1, 2012, we entered into a loan agreement with the sellers, Sheridan Care Center LLC, Sheridan Properties LLC, Fernhill Estates LLC, and Fernhill Properties LLC, for a loan (the “Seller Loan”) in the aggregate amount of approximately $5.8 million secured by security interests in the Fernhill and Sheridan properties. The Seller Loan, which bears interest fixed at 5.0%, was scheduled to mature on March 15, 2013, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan agreement will become due. The Seller Loan was interest-only and could be voluntarily prepaid in its entirety prior to the maturity date without penalty. Interest payments on the Seller Loan are due monthly. The principal balance of the Seller Loan was paid off in full on September 14, 2012 with the proceeds of the GE Healthcare Loan. During the twelve months ended December 31, 2012, we incurred $23,000 of interest expense related to this Seller Loan.

General Electric Capital Corporation – Healthcare Properties

On September 13, 2012, we entered into a loan agreement with the GE Healthcare Loan for a loan in the aggregate amount of approximately $16.5 million secured by security interests in the Medford Facility and Galveston Facility. Additionally, we used part of the loan proceeds to repay the entire principal balance of the Seller Loan of $5.8 million. Consequently, the GE Healthcare Loan is secured, in part, by the Portland Properties. On December 21, 2012, we amended the loan agreement with General Electric Capital Corporation entered into on September 13, 2012 for an additional loan in the amount of $6.15 million secured by our acquisition of the Pacific property. The loan bears interest at LIBOR, with a floor of 50 basis points, plus a spread of 4.50%, and matures on September 12, 2017, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan agreement will become due. The GE Healthcare Loan is interest-only for the first twelve months (known as the “lockout period”) and a combination of principal and interest thereafter. The loan may be voluntarily prepaid during lockout period provided the borrower pays a penalty equal to the sum of the LIBOR Breakage Amount, as defined in the, GE Healthcare Loan Agreement and two percent of the outstanding balance of the loan. The GE Healthcare Loan may be prepaid with no penalty after the expiration of the lockout period. Interest payments on the GE Healthcare Loan are due monthly. After the lockout period, principal and interest payments are due on monthly based on a 25 year amortization schedule. As of December 31, 2012, we were in compliance with all covenants. The monthly payment on this GE Healthcare Loan is approximately $0.1 million. During the twelve months ended December 31, 2012, we incurred $361,000 of interest expense related to this loan agreement.

General Electric Capital Corporation – Western Property

On September 7, 2012, through a wholly-owned subsidiary, we entered into a loan agreement (the “Western Loan”) with General Electric Capital Corporation for a loan in the aggregate amount of approximately $8.9 million, net of certain lender holdbacks, secured by a security interest in the 20100 Western Avenue property. The Western Loan, which bears interest at LIBOR plus 4.30%, with a LIBOR floor of 0.25%, matures on September 30, 2014, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan will become due. The Company has the option to extend the term of the loan for one additional 12-month period. The Western Loan is interest only through November 1, 2013, at which time it begins amortizing over a 30-year period. The Western Loan may be voluntarily prepaid in its entirety during the first year of the loan term subject to a prepayment penalty equal to the Spread Maintenance Amount, as defined in the loan agreement, plus the LIBOR Breakage Amount, as defined in the loan agreement. Subsequent to the first year of the loan term, the loan may be voluntarily prepaid in its entirety subject to a prepayment penalty equal to the Libor Breakage Amount. We paid certain customary financing fees from the proceeds of the Western Loan, and an exit fee of $96,200 is payable to the lender upon the earlier of the maturity of the loan or repayment of the Western Loan in full. In connection with this loan, we entered into an interest swap agreement. The fair value and any change in fair value are considered immaterial. As of December 31, 2012, we were in compliance with all reporting covenants. On January 23, 2013, this loan was paid off with the sale of our Western property. The monthly payment on this Western Loan was approximately $36,000. During the twelve months ended December 31, 2012, we incurred $134,000 of interest expense related to this loan agreement.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2012:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Notes payable (1)	$50,294,000	$10,232,000	$12,962,000	$27,100,000	$—
Interest expense related to long term debt (2)	$7,546,000	$2,013,000	$4,578,000	$955,000	$—
Below-market ground lease (3)(4)	$3,609,000	$—	$39,000	$109,000	$3,461,000

(1)	This represents the sum of loan agreements with Wells Fargo Bank and Transamerica Life Insurance Company.
(2)	Interest expense related to the loan agreement with Wells Fargo Bank, National Association is calculated based on the loan balance outstanding at December 31, 2011, one-month LIBOR at December 31, 2011, with a 150 basis point LIBOR floor, plus a margin of 300 basis points. Interest expense related to loan agreement with Transamerica Life Insurance Company is based on a fixed rate of 5.89% per annum.
(3)	The below-market ground lease relates to the Sherburne Commons property, a VIE for which we were deemed to be the primary beneficiary and began consolidating as of June 30, 2011. As of October 19, 2011, the Sherburne Commons property met the requirements for reclassification to real estate held for sale. Consequently, at December 31, 2011, the related assets and liabilities of the VIE are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale, respectively, on our consolidated balance sheets. We expect the sale to close in the third quarter of 2013 or shortly thereafter.
(4)	The below-market ground lease is a 50-year lease expiring in 2059 relating to land on which the Sherburne Commons senior-housing facility is located. The land is leased from the town of Nantucket, Massachusetts with lease payments totaling $1 per year for years one through four, one-half of one percent of operating revenues, as defined in the ground lease, for years five through seven, and one percent of operating revenues, as defined in the ground lease, thereafter.

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

Subsequent Events

On January 23, 2013, we sold the 20100 Western Avenue property to MMB Management, LLC, a non-related third party, for a sale price of approximately $17.6 million. We used $8.9 million of the proceeds to pay off the GE loan related to the property. The property is located at 20100 Western Avenue, Torrance, California and is 116,433 square feet industrial building which was acquired in December 2006.

On January 28, 2013, we entered into a purchase and sale agreement for the sale of a portion of our Marathon property for $1.3 million in cash. The transaction is scheduled to close in May 2013.

On January 30, 2013, we sold our Carter Commerce Center property to Carter Commerce Center, LLC, a non-related third party, for a sale price of approximately $1.7 million. We used $0.6 million of the proceeds to pay down the Well Fargo loan related to the property. The property, located at 890 Carter Road, Orlando, Florida, is a 49,125 square feet industrial building acquired in November 2007.

On January 31, 2013, we acquired, through CHP LLC, the Danby House, an assisted living and memory care facility located in Winston-Salem, North Carolina for $9.7 million in cash. Danby House is located at 3150 Burke Mill Road, Winston-Salem, North Carolina, with an operational capacity of 99 beds and is leased to Danby House, LLC, the current operator of the facility, pursuant to an initial 10 year long-term triple-net lease with a lessee option to renew for two additional five-year periods. As of the filing of this Annual Report, the Company is working to finalize the purchase accounting treatment related to this acquisition.

On March 11, 2013, we entered into a purchase and sale agreement for the sale of a portion of one of our Shoemaker Industrial Buildings for $0.5 million in cash. The transaction is scheduled to close in May 2013.

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

Investments in Real Estate

Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, site improvements, furniture and fixtures and intangible lease assets or liabilities, including in-place leases, above-market and below-market leases. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. Depreciation of our assets is being charged to expense on a straight-line basis over the assigned useful lives. We depreciate the fair value allocated to building and improvements over estimated useful lives ranging from 15 to 39 years.

We estimate the value of furniture and fixtures based on the assets’ depreciated replacement cost. We depreciate the fair value allocated to furniture and fixtures over estimated useful lives ranging from three to six years.

In-place lease values are calculated based on management’s evaluation of the specific characteristics of each tenant’s lease. In-place leases are amortized over the remaining non-cancellable terms of the respective leases.

Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease terms. The value of acquired above- and below-market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our consolidated statements of operations. Our policy is to consider any bargain periods in the calculation of fair value of below-market leases and to amortize below-market leases over the remaining non-cancelable lease term plus any bargain renewal periods in accordance with ASC 840, Leases, as determined by the Company’s management at the time it acquires real property with an in-place lease. The renewal option rates for our acquired leases do not include any fixed-rate options and, instead, contain renewal options that are based on fair value terms at the time of renewal. Accordingly, no fixed-rate renewal options were included in the fair value of below-market leases acquired and the amortization period is based on the acquired non-cancelable lease term.

We amortize the value of in-place leases and above- and below-market leases over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the above- or below-market lease value will be charged to revenues. If a lease is terminated prior to its expiration, the unamortized portion of the tenant improvements, intangible lease assets or liabilities and the in-place lease value will be immediately charged to expense. Should a significant tenant terminate its lease, the unamortized portion of intangible assets or liabilities of above- and below-market leases will be charged to revenue.

Impairment of Real Estate Assets

In accordance with ASC 360, Property, Plant, and Equipment, we conduct a comprehensive review of our real estate assets for impairment. ASC 360 requires that asset values be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Indicators of potential impairment include the following:

•	Change in strategy resulting in a decreased holding period;

•	Decreased occupancy levels;

•	Deterioration of the rental market as evidenced by rent decreases over numerous quarters;

•	Properties adjacent to or located in the same submarket as those with recent impairment issues;

•	Significant decrease in market price; and/or

•	Tenant financial problems.

The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails that test, the asset’s carrying value is compared to the estimated fair value from a market participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings. While we recorded no impairment charges as of December 31, 2012 for properties held and used, we performed Step 1 tests on six of our industrial properties, primarily due to lower than projected occupancy levels. None of these properties required a Step 2 test. Valuation methodologies, particularly those relying on cash flow estimates, are sensitive to inputs and can subject such impairment analyses to variability.

In the second quarter of 2011, we reviewed the impairment indicators as described above. At that time, our board of directors began evaluating strategic alternatives to maximize shareholder value, and therefore, we believed that our properties could potentially have shorter holding periods than previously planned in past reporting periods when estimating whether the carrying value of the properties was recoverable. The use of shorter hold periods reduced our future (undiscounted) cash flows attributable to the properties. Consequently, we were required to adjust certain properties to their estimated fair values resulting in an impairment charge of $14.9 million, which is classified as impairment of real estate on our consolidated statement of operations for the year ended December 31, 2011. If our holding period or other assumptions change, additional properties could require additional testing and could result in additional impairment charges in future periods.

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

The following table illustrates, by property, the impairment charge recorded to impairment of real estate for the year ended December 31:

Property	2012	2011

Goldenrod Commerce Center	$—	$3,403,000
Hanging Moss Commerce Center	—	2,544,000
Monroe North Commerce Center	—	4,530,000
Monroe South Commerce Center	—	4,366,000
1830 Santa Fe	—	425,000
	$—	$15,268,000

During 2010, we recorded impairment charges related to one investment in real estate totaling approximately $1.2 million. The impairment was primarily driven by reduced estimates of net operating income, due to the impact of declines in the multi-tenant industrial real estate market and credit conditions of certain tenants, which when combined with increases in the capitalization rates assumptions, resulted in the decreases in values of such properties.

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

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

Fair value represents the estimate of the proceeds to be received, or paid in the case of a liability, in a current transaction between willing parties. ASC 820, Fair Value Measurement  establishes a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Inputs are either observable or unobservable in the marketplace. Observable inputs are based on market data from independent sources and unobservable inputs reflect the reporting entity’s assumptions about market participant assumptions used to value an asset or liability.

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

As of December 31, 2012 and December 31, 2011, the fair value of notes receivable was $1.0 million and $0.9 million, compared to the carrying value of $0.9 million and $0.9 million, respectively. The fair value of notes receivable is estimated by discounting the expected cash flows at current market rates at which management believes similar loans would be made. During the second quarter of 2011, we determined the Servant Healthcare note receivable was impaired, and therefore, adjusted its carrying value to estimated fair value based on our assessment of the borrower’s business prospects and future cash flows from operations. In December 2011, the Servant Investments and the Servant Healthcare notes receivable were restructured to provide for the settlement of the notes in the amount of $2.5 million, $1.5 million of which was received from the borrower in December 2011. The remaining $1.0 million is payable pursuant to a promissory note of Servant Healthcare which provides for interest at a fixed rate of 5.00% per annum. A principal payment of $0.7 million, plus any accrued and unpaid interest, is due on December 22, 2013 and the remaining balance of $0.3 million, plus any accrued and unpaid interest, is due on December 22, 2014. The note receivable was recorded at its present value of $0.9 million on our consolidated balance sheet as of December 31, 2011.

At December 31, 2010, the fair value of the note receivable from related party was $8.0 million, consistent with its carrying value, and was estimated using current rates at which management believes similar loans would be made with similar terms and maturities. On June 30, 2011, we consolidated the related party with which we entered this transaction as we determined that we were the primary beneficiary of the entity, a variable interest entity, as of that date (see Note 9 to the accompanying Notes to Consolidated Financial Statements).

The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of December 31, 2012 and December 31, 2011, the fair value of notes payable was $51.0 million and $21.3 million, compared to the carrying value of $50.3 million and $21.1 million, respectively. The carrying values noted above include notes payable classified on our consolidated balance sheets as liabilities associated with real estate held for sale totaling $9.5 million and $1.8 million as of December 31, 2012 and December 31, 2011, respectively.

As a result of our ongoing analysis for potential impairment of our investments in real estate, including properties classified as held for sale, we were required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs for assets held for sale, as of December 31, 2012 (see Note 4 to the accompanying Notes to Consolidated Financial Statements).

The following table summarizes the assets measured at fair value on a nonrecurring basis during year ended December 31, 2012:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Year Ended December 31, 2012
Real estate held for sale	$1,612,000	$1,612,000	$—	$—	$(937,000)
Variable interest entity held for sale	$3,760,000	$—	$3,760,000	$—	$(1,140,000)

The following table summarizes the assets measured at fair value on a nonrecurring basis during the year ended December 31, 2011:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Year Ended December 31, 2011
Investments in real estate	$29,251,000	$—	$—	$29,251,000	$(15,268,000)
Real estate held for sale	$13,505,000	$—	$—	$13,505,000	$(28,541,000)
Variable interest entity held for sale	$4,900,000	$—	$—	$4,900,000	$(4,765,000)

The real estate asset held for sale and measured at fair values, less estimated selling costs, in 2012 are deemed to be level one assets as its fair value was derived from an offer for the property for which a purchase and sale agreement had been executed.

The variable interest entity held for sale measured at fair value, less estimated selling costs, during 2012 was deemed to be a Level 2 asset as we had received a formal offer for the property. As of the valuation date in the second quarter of 2012, we did not believe that this asset was a Level 1 asset because a purchase and sale agreement had not been executed, giving the potential buyer the right to opt out of the transaction at its discretion. The variable interest entity held for sale measured at fair value during 2011 deemed to be a Level 3 asset was valued based primarily on market-based inputs and our assumptions about the use of the asset, as observable inputs were not available. A purchase and sale agreement for the sale of the property was executed in the fourth quarter of 2012, subsequent to the valuation date.

The investments in real estate measured in 2011 were deemed to be Level 3 assets as their fair value measurements relied primarily on our estimates of market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. In the absence of observable inputs, we estimate the fair value of real estate using unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and at times engage an external real estate appraiser to assist us in our estimation of fair value. To estimate the fair value of these assets, we utilized capitalization rates ranging from 7% to 9% and discount rates ranging from 9.25% to 10%. Significant increases (decreases) in any valuation inputs in isolation would result in a significantly lower (higher) fair value measurement.

The real estate assets held for sale that were measured in 2011 at fair value and deemed to be Level 3 assets were valued based primarily on market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. In the absence of observable inputs, we estimate the fair value of real estate using unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and at times engage an external real estate appraiser to assist us in our estimation of fair value. To estimate the fair value of these assets, we utilized capitalization rates ranging from 7% to 9% and discount rates ranging from 9.25% to 10%.

At December 31, 2012 and December 31, 2011, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

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

Income Taxes

We have elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT, beginning with our taxable year ended December 31, 2006, and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT in subsequent tax years for federal income tax purposes. All of the distributions declared during 2011 and 2010, respectively, represented a return of capital for federal income tax purposes. No distributions were delcared or paid in 2012.

Variable Interest Entities

The Company analyzes its contractual and/or other interests to determine whether such interests constitute an interest in a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation, and, if so, whether the Company is the primary beneficiary. If the Company is determined to be the primary beneficiary of a VIE, it must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE (see Note 10 to the accompanying Notes to Consolidated Financial Statements).

Notes Receivable

On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and the borrower’s business models and future prospects. During the years ended December 31, 2012, 2011, and 2010, we recorded impairment charges of $0, $1.4 million, and $0, and related to the notes receivable respectively.

Note Receivable from Related Party

On a quarterly basis, we evaluate the collectability of our note receivable from related party. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows. For the years ended December 31, 2012, 2011, and 2010, we did not record any impairment on the note receivable from related party.

Uncertain Tax Positions

In accordance with the requirements of ASC 740, “Income Taxes,” favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income. A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor which, if met, expressly prevents the Internal Revenue Service from asserting the prohibited transaction test. As we have not had any sales of properties to date, the prohibited transaction tax is not applicable. We have no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the consolidated results of operations.

New Accounting Pronouncements

Please refer to Note 3 to the accompanying Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts which, by its nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk related to our loan agreements.

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

As of December 31, 2012, we had borrowed approximately $43.8 million under variable-rate loan agreements. An increase in the variable interest rate on these loan agreements constitute a market risk as a change in rates would increase or decrease interest expense incurred and therefore cash flows available for distribution to shareholders. Based on the debt outstanding as of December 31, 2012, a one percent (1%) change in interest rates related to the variable-rate debt would result in a change in interest expense of approximately $438,000 per year, or approximately $0.02 per common share on a basic and diluted basis.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC no later than April 30, 2013.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC no later than April 30, 2013

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC no later than April 30, 2013

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC no later than April 30, 2013.

REPORT OF THE INDEPENDENT DIRECTORS COMMITTEE

Review of our Investment Objectives

The Independent Directors Committee has reviewed our investment objectives to determine that they are in the best interest of our stockholders. Our investment objectives are to: (i) preserve stockholder capital by owning and operating real estate; (ii) purchase investment-grade properties with the potential for capital appreciation to our stockholders; (iii) purchase income-producing properties which will allow us to pay cash distributions to our stockholders at least quarterly; and (iv) provide liquidity to our stockholders within the shortest reasonable time necessary to accomplish the above objectives.

Our board of directors has begun diversifying our investment objectives to include healthcare-related asset types. In connection with such acquisitions, the board of directors has approved the acquisition of assets with long-term financing in order to leverage the capital available to us and increase our assets under management to enable better diversification.

Review of our Policies

The Independent Directors Committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.

Offering Policy. We initiated our initial public offering on January 6, 2006, pursuant to which we offered 44.4 million shares of common stock in our primary offering at $8.00 per share. We also offered 11.0 million shares of our common stock under our distribution reinvestment plan at $7.60 per share. We stopped making offers under our initial public offering on June 1, 2009. We raised gross offering proceeds of approximately $163.7 million from the sale of approximately 20.5 million shares in our initial public offering other than shares issued under the distribution reinvestment plan.

We began accepting subscriptions in our current follow-on public offering on June 10, 2009, pursuant to which we are offering up to 56,250,000 shares of common stock at $8.00 per share in a primary offering. We also offered up to 21,100,000 shares of common stock under our dividend reinvestment plan at a purchase price equal to the higher of $7.60 per share or 95% of the fair market value of a share of our common stock. Effective November 23, 2010, our board of directors determined to discontinue making or accepting offers to purchase shares of stock in our follow-on offering while the board evaluates strategic alternatives to maximize stockholder value. As of December 31, 2012, we had raised approximately $3.4 million of gross proceeds from the sale of approximately 0.4 million shares of our common stock in our secondary offering, other than shares issued under the distribution reinvestment plan. Given our current strategic focus on repositioning the portfolio into healthcare properties and on operational efficiency and reducing overall advisory fees and expenses, and the significant near-term costs that would be associated with organization and offering activities related to re-launching our follow-on offering, we currently believe that it is in the best interests of the Company for the follow-on offering to remain suspended at present.

Acquisition and Investment Policies. We have historically focused on acquiring investment-grade real estate including multi-tenant industrial properties that are: (i) owned and operated on an all-cash basis with no permanent financing; (ii) high-quality, existing, and currently producing income; (iii) leased to a diversified tenant base; and (iii) leased with overall shorter-term operating type leases, allowing for annual rental increases and greater potential for capital growth. We seek potential property acquisitions meeting the above criteria that are located in major metropolitan markets throughout the United States. In addition, in 2012, we commenced a repositioning strategy and have acquired healthcare-related assets that are: (i) operated by high-quality and experienced operators; (ii) high-quality, existing, and currently producing income; and (iii) owned with limited, long-term leverage. While we have historically invested principally in multi-tenant industrial properties and recently in healthcare properties, we have the ability to invest in any type of real estate investment that we believe to be in the best interests of our stockholders, including other real estate funds or REITs, mortgage funds, mortgage loans and sale leasebacks. We do not currently believe that any further significant change to our current acquisition and investment policies would be in the best interests of our stockholders.

Borrowing Policies. We have historically been an all-cash REIT owning and operating our properties with no permanent indebtedness. Being an all-cash REIT mitigates the risks associated with mortgage debt, including the risk of default on the mortgage payments and resulting foreclosure of a particular property. With the objective of increasing income, we have acquired with short-term borrowing which we plan to refinance with favorable long-term debt financing to increase the amount of capital available to us and to achieve greater property diversification than is currently possible with an all-cash strategy. We may incur indebtedness for working capital requirements, tenant improvements, capital improvements, and leasing commissions and to make distributions, including but not limited to those necessary in order to maintain our qualification as a REIT for federal income tax purposes. We will endeavor to borrow funds on an unsecured basis but we may secure indebtedness with some or all of our properties if a majority of our independent directors determine that it is in the best interests of the Company and our stockholders. We may also acquire properties encumbered with existing financing which cannot be immediately repaid. We may invest in joint venture entities that borrow funds or issue senior equity securities to acquire properties, in which case our equity interest in the joint venture would be junior to the rights of the lender or preferred stockholders. In some cases, our advisor may control the joint venture. Our charter limits our borrowings to the equivalent of 75% of our cost, before deducting depreciation or other non-cash reserves, of all our assets unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report with an explanation from our independent directors of the justification for the excess borrowing. We did not exceed our charter limitation on borrowing during any quarter of 2012. We believe our current borrowing policies are in the best interests of our stockholders because they offer a higher level of safety and stability for our stockholders than would more aggressive borrowing policies.

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

Policy Regarding Operating Expenses. Pursuant to provisions contained in our charter and in our amended and restated advisory agreement with our advisor, our board of directors has the ongoing responsibility of limiting our total operating expenses for the trailing four consecutive quarters to amounts that do not exceed the greater of 2% of our average invested assets or 25% of our net income, calculated in the manner set forth in our charter, unless a majority of the directors (including a majority of the independent directors) has made a finding that, based on unusual and non-recurring factors that they deem sufficient, a higher level of expenses is justified (the “2%/25% Test”). In the event that a majority of the directors (including a majority of the independent directors) does not determine that such excess expenses are justified, our advisor must reimburse to us the amount of the excess operating expenses paid or incurred (the “Excess Amount”).

As disclosed at each of the fiscal quarters ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, our board of directors conditioned its findings that the Excess Amounts for each quarter was justified upon the Advisor agreeing to carry over such Excess Amounts and include them in total operating expenses of the subsequent periods for purposes of the 2%/25% Test. However, on September 30, 2012, the board of directors including the independent directors unanimously resolved to permanently waive the Advisor’s reimbursement obligation with respect to amounts due for excess operating expenses resulting from the six-fiscal quarters ended September 30, 2011, which amount totals $3.2 million. The decision to waive the Advisor’s reimbursement obligation was based on such expenses were justified as unusual and non-recurring, including those due to unforeseeable conditions, namely the small asset base resulting from the November 2010 suspension and June 2012 termination of the follow-on offering. This negatively affected the Company’s growth and extended the Company’s start-up phase. Additionally, the extended national recession adversely impacted the industrial and residential real estate markets resulting in lower rental rates, occupancy rates and operating results in 2009, 2010, 2011 and 2012. In 2011, four of our industrial properties were sold primarily to pay down and/or restructure terms on current maturities of debt. These dispositions further negatively impacted the Company’s operating results and reduced the average invested assets measure, which is used in the 2%/25% test.

For the four-fiscal-quarter period ended December 31, 2012, our total operating expenses again exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $4.5 million and incurred an Excess Amount of approximately $2.5 million during the four-fiscal-quarters ended December 31, 2012. Our board of directors, including a majority of our independent directors, has determined that this Excess Amount is justified because of unusual and non-recurring factors such as our small size (for a public reporting company) and the costs of repositioning of our real estate investments. Notwithstanding such justification and as a condition to such justification, the Advisor has again agreed that the Excess Amount the four-fiscal-quarter period ended December 31, 2012 shall be carried over and included in total operating expenses in subsequent periods for purposes of the 2%/25% Test with any waiver dependent on our Advisor’s continued satisfactory progress with respect to executing the strategic repositioning alternative chosen by the independent directors.

As for the Excess Amount deferred at September 30, 2012, our board of directors determined such Excess Amounts were justified upon the Advisor agreeing to carry over such Excess Amounts and include them in total operating expenses in subsequent periods for purposes of the 2%/25% Test. Consequently we incurred cumulative operating expenses of approximately $5.6 million and incurred an Excess Amount of approximately $3.5 million for the five-fiscal-quarters ended December 31, 2012. The board of directors, including the independent directors, has unanimously resolved to permanently waive the Advisor’s reimbursement obligation with respect to amounts due for excess resulting from the fifth quarter of December 31, 2011, which amount totals $1.1 million.

The Advisor has informed us that based on current conditions and the Company’s forecast, it believes that the Company’s projected operating expenses are likely to exceed the 2%/25% test while the Company and Advisor pursue the repositioning strategy and growth in assets under management. Accordingly, the board of directors has determined and the Advisor has concurred that any Excess Amounts in future quarters shall be carried over and included in the total operating expense for such subsequent periods, with any future waiver or adjustments dependent upon the Advisor’s continued satisfactory progress with respect to accelerating growth and executing the strategic repositioning and cost containment initiatives. The board of directors will continue to monitor the appropriateness of the expenses and the Advisor’s fees and consider options to reduce the Company’s expense structure.

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

Certain Transactions with Related Persons

The Independent Directors Committee has reviewed the material transactions between our affiliates and us since the beginning of 2012, all of which were approved in advance in accordance with our policy described above, and the terms of which will be disclosed in the Proxy Statement relating to our 2013 Annual Meeting of Stockholders under the heading “Certain Transactions with Related Persons.” Based upon our review of these transactions and of the fees paid to affiliates of the Company since the beginning of 2012, we believe that all of the transactions have been fair and reasonable to the Company and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

March 29, 2013	The Independent Directors Committee of the Board of Directors
Daniel Johnson (Chairman) and Paul Danchik

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC no later than April 30, 2013

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

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

To the Board of Directors and Stockholders

Cornerstone Core Properties REIT, Inc.

We have audited the accompanying consolidated balance sheets of Cornerstone Core Properties REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2012. Our audit also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cornerstone Core Properties REIT, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 29, 2013

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$999,000	$17,388,000
Investments in real estate:
Land	6,421,000	6,421,000
Buildings and improvements, net	24,212,000	25,227,000
Intangible lease assets, net	32,000	83,000
	30,665,000	31,731,000
Notes receivable	908,000	908,000
Deferred costs and deposits	13,000	17,000
Deferred financing costs, net	690,000	91,000
Receivable from related parties	7,000	11,000
Tenant and other receivables, net	803,000	442,000
Restricted cash	325,000	—
Deferred leasing commission, net	1,529,000	230,000
Other assets, net	413,000	342,000
Assets held in variable interest entity:
Land	4,521,000	—
Buildings and improvements, net	23,093,000	—
Furniture and fixtures, net	2,750,000	—
Intangible lease assets, net	2,650,000	—
Certificate of need (license)	6,786,000	—
Total assets held in variable interest entity	39,800,000	—
Real estate held for sale, net	12,298,000	13,415,000
Non-real estate assets associated with real estate held for sale	1,278,000	177,000
Assets of variable interest entity held for sale	4,264,000	5,372,000
Total assets	$93,992,000	$70,124,000

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Notes payable	$12,306,000	$19,319,000
Accounts payable and accrued liabilities	618,000	733,000
Payable to related parties	136,000	20,000
Prepaid rent, security deposits and deferred revenue	1,238,000	355,000
Intangible lease liabilities, net	—	44,000
Liabilities associated with real estate held for sale	10,035,000	1,908,000
Liabilities held in variable interest entity:
Loan payable	28,450,000	—
Total liabilities held in variable interest entity	28,450,000	—
Liabilities of variable interest entity held for sale	2,452,000	2,119,000
Total liabilities	55,235,000	24,498,000
Commitments and contingencies (Note 15 )
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,028,285 shares issued and outstanding at December 31, 2012 and December 31, 2011.	23,000	23,000
Additional paid-in capital	117,226,000	116,238,000
Accumulated deficit	(76,206,000)	(68,748,000)
Total stockholders’ equity	41,043,000	47,513,000
Noncontrolling interest	(2,286,000)	(1,887,000)
Total equity	38,757,000	45,626,000
Total liabilities and equity	$93,992,000	$70,124,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012, 2011 and 2010

	Year ended December 31,
	2012	2011	2010
Revenues:
Rental revenues	$3,937,000	$2,744,000	$2,684,000
Tenant reimbursements and other income	751,000	659,000	613,000
Interest income from notes receivable	52,000	416,000	1,389,000
	4,740,000	3,819,000	4,686,000
Expenses:
Property operating and maintenance	1,208,000	1,200,000	1,256,000
General and administrative	3,564,000	2,834,000	2,163,000
Asset management fees and expenses	971,000	1,489,000	1,654,000
Real estate acquisition costs	947,000	—	52,000
Depreciation and amortization	1,713,000	1,460,000	1,656,000
Reserve for excess advisor obligation	863,000	—	—
Impairment of notes receivable	—	1,442,000	—
Impairment of real estate	—	15,268,000	1,250,000
	9,266,000	23,693,000	8,031,000
Operating loss	(4,526,000)	(19,874,000)	(3,345,000)

Other income and expense:
Interest income	—	—	4,000
Interest expense	(1,183,000)	(1,579,000)	(1,050,000)
Loss from continuing operations	(5,709,000)	(21,453,000)	(4,391,000)

Discontinued operations:
(Loss) income before impairments & gain on sales of real estate	(748,000)	660,000	2,028,000
Impairment of real estate sold and asset held for sale	(2,077,000)	(33,306,000)	(770,000)
Gain on sales of real estate, net	—	46,000	—
(Loss) income from discontinued operations	(2,825,000)	(32,600,000)	1,258,000
Net loss	(8,534,000)	(54,053,000)	(3,133,000)
Noncontrolling interests’ share in losses	1,076,000	1,995,000	2,000
Net loss attributable to common stockholders	$(7,458,000)	$(52,058,000)	$(3,131,000)
Basic and diluted (loss) income per common share
Continuing operations	$(0.25)	$(0.93)	$(0.19)
Discontinued operations	(0.08)	(1.33)	0.05
Net loss applicable to common shares	$(0.33)	$(2.26)	$(0.14)
Weighted average shares used to calculate basic and diluted loss per common	23,028,285	23,031,830	22,921,142

The accompanying notes are an integral part of these consolidated financial statements

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total
BALANCE December 31, 2009	23,114,201	$24,000	$128,559,000	$(13,559,000)	$115,024,000	$131,000	$115,155,000
Issuance of common stock	855,094	1,000	6,542,000	—	6,543,000	—	6,543,000
Redeemed shares	(894,914)	(2,000)	(6,872,000)	—	(6,874,000)	—	(6,874,000)
Offering costs	—	—	(498,000)	—	(498,000)	—	(498,000)
Distributions declared	—	—	(10,211,000)	—	(10,211,000)	(12,000)	(10,223,000)
Net loss	—	—	—	(3,131,000)	(3,131,000)	(2,000)	(3,133,000)
BALANCE December 31, 2010	23,074,381	$23,000	$117,520,000	$(16,690,000)	$100,853,000	$117,000	$100,970,000
Issuance of common stock	—	—	—	—	—	—	—
Redeemed shares	(46,096)	—	(369,000)	—	(369,000)	—	(369,000)
Offering costs	—	—	—	—	—	—	—
Distributions declared	—	—	(913,000)	—	(913,000)	(9,000)	(922,000)
Net loss	—	—	—	(52,058,000)	(52,058,000)	(1,995,000)	(54,053,000)
BALANCE — December 31, 2011	23,028,285	$23,000	$116,238,000	$(68,748,000)	$47,513,000	$(1,887,000)	$45,626,000
Issuance of common stock	—	—	—	—	—	—	—
Redeemed shares		—	—	—	—	—	—
Reduction of excess offering costs	—	—	988,000	—	988,000	—	988,000
Distributions declared	—	—	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(39,000)	(39,000)
Noncontrolling interest contribution						716,000	716,000
Net loss	—	—	—	(7,458,000)	(7,458,000)	(1,076,000)	(8,534,000)
BALANCE — December 31, 2012	23,028,285	$23,000	$117,226,000	$(76,206,000)	$41,043,000	$(2,286,000)	$38,757,000

The accompanying notes are an integral part of these consolidated financial statements

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(8,534,000)	$(54,053,000)	$(3,133,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	162,000	777,000	335,000
Depreciation and amortization	1,993,000	2,425,000	3,406,000
Straight line rents and amortization of above/below market rents	(351,000)	(188,000)	79,000
Bad debt expense (recovery)	(13,000)	(15,000)	10,000
Reserve of excess advisor obligation	863,000	—	—
Impairment of notes receivable	—	1,442,000	—
Impairment of real estate	2,077,000	48,574,000	2,020,000
Gain on sales of real estate	—	(46,000)	—
Change in operating assets and liabilities:
Tenant and other receivables, net	(268,000)	(9,000)	66,000
Prepaid and other assets	(721,000)	(59,000)	(47,000)
Deferred leasing commissions	(1,764,000)	(116,000)	(180,000)
Restricted cash	(325,000)	—	—
Prepaid rent, security deposits and deferred revenue	(39,000)	(423,000)	(77,000)
Receivables from related parties	245,000	—	—
Deferred costs and deposits	6,000	—	—
Accounts payable and accrued expenses	234,000	17,000	168,000
Payable to related parties, net	—	5,000	(345,000)
Net cash (used in)provided by operating activities	(6,435,000)	(1,669,000)	2,302,000
Cash flows from investing activities:
Real estate acquisitions	(40,240,000)	—	(1,315,000)
Real estate improvements	(87,000)	(572,000)	(211,000)
Acquired cash of variable interest entity (VIE) held for sale	—	236,000	—
Issuance of note receivable from related party (VIE)	—	(318,000)	(1,089,000)
Proceeds from note receivable	—	1,650,000	(1,125,000)
Real estate dispositions	—	33,010,000	—
Net cash (used in) provided by investing activities	(40,327,000)	34,006,000	(3,740,000)
Cash flows from financing activities:
Proceeds from issuance of common shares	—	—	1,136,000
Redeemed shares	—	(369,000)	(6,874,000)
Proceeds from issuance of notes payable	43,246,000	—	—
Security deposit refunded/received, net	1,109,000	—	—
Repayment of notes payable	(13,925,000)	(14,804,000)	(3,010,000)
Offering costs	—	(18,000)	(491,000)
Distributions paid to stockholders	—	(1,070,000)	(5,587,000)
Non-controlling interest contribution	716,000	—	—
Distributions paid to non-controlling interests	(39,000)	(9,000)	(12,000)
Deferred financing costs	(761,000)	(598,000)	(383,000)
Net cash provided by (used in) financing activities	30,346,000	(16,868,000)	(15,221,000)
Net increase (decrease) in cash	(16,416,000)	15,469,000	(16,659,000)
Cash and cash equivalents — beginning of period	17,483,000	2,014,000	18,673,000
Cash and cash equivalents — end of period (including cash of VIE)	1,067,000	17,483,000	2,014,000
Less cash and cash equivalents of VIE held for sale – end of period (see Note 16)	68,000	95,000	—
Cash and cash equivalents — end of period	$999,000	$17,388,000	$2,014,000

NON CASH INVESTING AND FINANCING
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,284,000	$1,070,000	$991,000
Supplemental disclosure of non-cash financing and investing activities
Accrual for distribution declared	$—	$—	$157,000
Prepaid property taxes	$—	$20,000	$—
Deferred loan origination fees	$—	$—	$49,000
Accrued real estate improvements	$44,000	$—	$9,000
Distributions reinvested	$—	$—	$5,407,000
Receivable from related party	$125,000	$—	$7,000
Reduction of excess offering costs	$988,000	$—	$—
Elimination of note receivable from related party through consolidation of variable interest entity (See Note 10)
Assets acquired	$—	$10,069,000	$—
Liabilities assumed	$—	$1,806,000	$—
Elimination of note receivable	$—	$8,263,000	$—

The accompanying notes are an integral part of these consolidated financial statements

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012, 2011 and 2010

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

Cornerstone Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership, was formed on November 30, 2004. At December 31, 2012, we owned a 99.88% general partner interest in the Operating Partnership while the Advisor owned a 0.12% limited partnership interest. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. These financial statements include consolidation of a variable interest entity that is currently classified as held for sale (see Note 10). All intercompany accounts and transactions have been eliminated in consolidation.

Cornerstone Healthcare Partners LLC (“CHP LLC”), a Delaware limited liability company, was formed on June 11, 2012. At December 31, 2012, we owned a 95% interest in CHP LLC and Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of the Advisor owned approximately 5%. The total amount of cash contributed to CHP LLC by CHREF was $0.7 million. During the third and fourth quarter of 2012, CHP LLC acquired, through various wholly-owned subsidiaries, five senior-housing properties (see Note 5). Because our voting rights in CHP LLC were disproportionate to our ownership percentage, we determined that our investment in CHP LLC is a variable interest entity. Further, because we have a controlling financial interest in CHP LLC, we are deemed to be the primary beneficiary of the variable interest entity and therefore have consolidated the financial results of CHP LLC.

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

On November 23, 2010, we informed our investors of the following decisions made by the board of directors:

The Offering - Effective November 23, 2010, we stopped making and accepting offers to purchase shares of our stock while our board of directors evaluates strategic alternatives to maximize value.

Suspension of Distribution Reinvestment Plan - Our Offerings included a distribution reinvestment plan under which our stockholders could elect to have all or a portion of their distributions reinvested in additional shares of our common stock. Consistent with the above decision with respect to the Offerings, we suspended our distribution reinvestment plan effective on December 14, 2010. All distributions paid after December 14, 2010 have been in cash.

Distributions - Effective December 1, 2010, our board of directors resolved to reduce distributions on our common stock to a current annualized rate of $0.08 per share (1% based on a share price of $8.00), from the prior annualized rate of $0.48 per share (6% based on a share price of $8.00), in order to preserve capital that may be needed for capital improvements, debt repayment or other corporate purposes. Distributions at this rate were declared for the first and second quarters of 2011. In June 2011, the board decided, based on the financial position of the Company, to suspend the declaration of further distributions and to defer the payment of the second quarter 2011 distribution, which was paid in December 2011. No distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

Stock Repurchase Program – After careful consideration of the proceeds that will be available from our distribution reinvestment plan in 2010, and an assessment of our expected capital expenditures, tenant improvement costs and other costs and obligations related to our investments, our board of directors concluded that we will not have sufficient funds available to us to prudently fund any redemptions during 2011 and 2012. Accordingly, our board of directors approved an amendment to our stock repurchase program to suspend redemptions under the program, effective December 31, 2010. We can make no assurances as to when and on what terms redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time based in part on our cash and debt position.

Strategic Repositioning - Commencing in June 2011, together with our Advisor, we embarked upon an evaluation of options for repositioning that we believed could enhance shareholder value.

The initial steps of this “repositioning” strategy involved the sale of certain industrial properties (Goldenwest, Mack Deer Valley, Pinnacle Park and 2111 South Industrial Park). Proceeds from those sales transactions were used to “de-lever” the Company’s balance sheet by paying down certain short term and other higher cost debt while extending maturities and renegotiating lower interest rates on other loan obligations to reposition the company and preserve and increase shareholder value. Specifically, we sold the Goldenwest property in June 2011 for gross proceeds of $9.4 million and made a principal payment of $7.8 million on the HSH Nordbank credit facility. Additionally, we sold the Mack Deer Valley and Pinnacle Park Business Center properties in November 2011 for gross proceeds of approximately $23.9 million. The proceeds were used, in part, to pay down the remaining balance of the HSH Nordbank credit facility. In December 2011, we sold the 2111 South Industrial Park property for gross proceeds of $0.9 million. The proceeds were used to pay down the Wells Fargo Bank, National Association loan. Furthermore, in February 2012, we amended our loan agreement with Wells Fargo Bank, National Association. The amendment, executed upon our making a $7.5 million principal payment, extended the maturity date of the loan from February 13, 2012 to February 13, 2014 and reduced the interest rate from 300 basis points over one-month LIBOR to 200 basis points over one-month LIBOR, with the LIBOR floor remaining fixed at 150 basis points. We are continuing to pursue options for repaying our debt, including asset sales.

During the second half of 2012, the board of directors, in consultation with the Advisor, approved the reinvestment of the remaining proceeds from these 2011 property dispositions into five healthcare properties. Diversification into healthcare real estate assets is expected to be accretive to the earnings and shareholder value of the combined portfolio. Such healthcare acquisitions were made through a joint venture with an affiliate of the Advisor and involved interim seller and/or long term third party lender financing. The Company intends to refinance such interim borrowings with long term financing. In the interest of further diversification of risk and to attract new capital partners, the Company may, in the future, reduce its ownership interest in the healthcare joint venture.

Healthcare-related properties include a wide variety of properties, including senior housing facilities, medical office buildings, and skilled nursing facilities. Senior housing facilities include independent living facilities, assisted living facilities and memory and other continuing care retirement communities. Each of these caters to different segments of the elderly population. Services provided by operators or tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Skilled Nursing Facilities (“SNFs”) offer nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Sub-acute care services are provided to residents beyond room and board. Certain skilled nursing facilities provide some services on an outpatient basis. Skilled nursing services provided in these facilities and primarily paid for either by private sources or through the Medicare and Medicaid programs. Our SNFs are leased to single-tenant operators under net lease structures.

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

In early 2013, the board of directors requested that the Advisor raise new property level joint venture equity capital while management continues to evaluate opportunities for repositioning and growth and secures long term debt for recent and any future acquisitions.

3. Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of our management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, CHP, LLC (of which the Company owns 95%) and Nantucket Acquisition LLC, a variable interest entity (see Note 10). All intercompany accounts and transactions have been eliminated in consolidation.

The Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 810, Consolidation, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. Before concluding that it is appropriate to apply the voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. We evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate.

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

Restricted Cash

Restricted cash represents cash held in interest bearing accounts related to impound reserve accounts for property taxes, insurance and capital improvements or commitments as required under the terms of mortgage loan agreements. Based on the intended use of the restricted cash, we have classified changes in restricted cash within the statements of cash flows as operating.

Investments in Real Estate

We allocate the purchase price of our properties in accordance with ASC 805 – Business Combinations. Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, site improvements, furniture and fixtures and intangible lease assets or liabilities, including in-place leases, above-market and below-market leases. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. Depreciation of our assets is being charged to expense on a straight-line basis over the assigned useful lives. We depreciate the fair value allocated to building and improvements over estimated useful lives ranging from 15 to 39 years.

We estimate the value of furniture and fixtures based on the assets’ depreciated replacement cost. We depreciate the fair value allocated to furniture and fixtures over estimated useful lives ranging from three to six years.

In-place lease values are calculated based on management’s evaluation of the expense that would be incurred to acquire a new tenant to occupy the leased space.

Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease terms. The value of acquired above- and below-market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our consolidated statements of operations. Our policy is to consider any bargain periods in the calculation of fair value of below-market leases and to amortize below-market leases over the remaining non-cancelable lease term plus any bargain renewal periods in accordance with FASB ASC 840, Leases, as determined by the Company’s management at the time it acquires real property with an in-place lease. The renewal option rates for our acquired leases do not include any fixed-rate options and, instead, contain renewal options that are based on fair value terms at the time of renewal. Accordingly, no fixed-rate renewal options were included in the fair value of below-market leases acquired and the amortization period is based on the acquired non-cancelable lease term.

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

In an effort to control the rapidly escalating costs of health care, the state of Oregon has implemented a certificate of need (“CON”) program pertaining to skilled-nursing facilities. This program requires that a CON is obtained from the state prior to opening such facility. We valued the CON assets related to our Fernhill, Sheridan and Pacific facilities using an income approach. As the CON does not expire and can be sold independently of the facilities, we determined that these assets have indefinite useful lives and consequently are not being amortized.

Depreciation of Real Property Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. Depreciation of our assets is charged to expense on a straight-line basis over the assigned useful lives.

Fair Value Measurements

ASC 825, Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

Fair value represents the estimate of the proceeds to be received, or paid in the case of a liability, in a current transaction between willing parties. ASC 820, Fair Value Measurement, establishes a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Inputs are either observable or unobservable in the marketplace. Observable inputs are based on market data from independent sources and unobservable inputs reflect the reporting entity’s assumptions about market participant assumptions used to value an asset or liability.

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

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, notes receivable, certain other assets, deferred costs and deposits, payable to related parties, prepaid rent, security deposits and deferred revenue and notes payable. With the exception of notes receivable and notes payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of December 31, 2012 and December 31, 2011, the fair value of notes receivable was $1.0 million and $0.9 million, compared to the carrying value of $0.9 million and $0.9 million, respectively. The fair value of notes receivable is estimated by discounting the expected cash flows at current market rates at which management believes similar loans would be made. To estimate fair value at December 31, 2012, we discounted the expected cash flows using a rate of 10.00%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy. During the second quarter of 2011, we determined the Servant Healthcare Investments, LLC note receivable was impaired, and therefore, adjusted its carrying value to estimated fair value based on our assessment of the borrower’s business prospects and future cash flows from operations. In the fourth quarter of 2011, we agreed to restructure the obligations outstanding pursuant to the Servant Investments, LLC and the Servant Healthcare Investments, LLC notes receivable by executing a settlement, and consequently increased the value of the notes receivable accordingly (See Note 8).

As of December 31, 2012 and December 31, 2011, the fair value of notes payable was $51.0 million and $21.3 million, compared to the carrying value of $50.3 million and $21.1 million, respectively. The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of December 31, 2012, we utilized discount rates ranging from 3.07% to 5.0%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes payable are classified as Level 3 assets within the fair value hierarchy. The carrying values noted above include notes payable classified on our consolidated balance sheets as liabilities associated with real estate held for sale totaling $9.5 million and $1.8 million as of December 31, 2012 and December 31, 2011, respectively.

As a result of our ongoing analysis for potential impairment of our investments in real estate, including properties classified as held for sale, we were required to adjust the carrying value of certain assets to their estimated fair values as of December 31, 2012 (see Note 4).

The following table summarizes the assets measured at fair value on a nonrecurring basis during year ended December 31, 2012:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Year Ended December 31, 2012
Real estate held for sale	$1,612,000	$1,612,000	$—	$—	$(937,000)
Variable interest entity held for sale	$3,760,000	$—	$3,760,000	$—	$(1,140,000)

The following table summarizes the assets measured at fair value on a nonrecurring basis during the year ended December 31, 2011:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Year Ended December 31, 2011
Investments in real estate	$29,251,000	$—	$—	$29,251,000	$(15,268,000)
Real estate held for sale	$13,505,000	$—	$—	$13,505,000	$(28,541,000)
Variable interest entity held for sale	$4,900,000	$—	$—	$4,900,000	$(4,765,000)

The real estate held for sale and measured at fair value, less estimated selling costs, in 2012 is deemed to be a level one asset as its fair value was derived from an offer for the property for which a purchase and sale agreement had been executed.

The variable interest entity held for sale measured at fair value, less estimated selling costs, during 2012 was deemed to be a Level 2 asset as we had received a formal offer for the property. As of the valuation date in the second quarter of 2012, we did not believe that this asset was a Level 1 asset because a purchase and sale agreement had not been executed, giving the potential buyer the right to opt out of the transaction at its discretion. The variable interest entity held for sale measured at fair value during 2011 was deemed to be a Level 3 asset was valued based primarily on market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. A purchase and sale agreement for the sale of the property was executed in the fourth quarter of 2012, subsequent to the valuation date.

The investments in real estate measured in 2011 were deemed to be Level 3 assets as their fair value measurements relied primarily on our estimates of market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. In the absence of observable inputs, we estimate the fair value of real estate using unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and at times engage an external real estate appraiser to assist us in our estimation of fair value. To estimate the fair value of these assets, we utilized capitalization rates ranging from 7% to 9% and discount rates ranging from 9.25% to 10%.

The real estate assets held for sale that were measured in 2011 at fair value and deemed to be Level 3 assets were valued based primarily on market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. In the absence of observable inputs, we estimate the fair value of real estate using unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and at times engage an external real estate appraiser to assist us in our estimation of fair value. To estimate the fair value of these assets, we utilized capitalization rates ranging from 7% to 9% and discount rates ranging from 9.25% to 10%. Significant increases (decreases) in any valuation inputs in isolation would result in a significantly lower (higher) fair value measurement.

At December 31, 2012 and December 31, 2011, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Variable Interest Entities

The Company analyzes its contractual and/or other interests to determine whether such interests constitute an interest in a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation, and, if so, whether the Company is the primary beneficiary. If the Company is determined to be the primary beneficiary of a VIE, it must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE (see Notes 5 and 10).

Tenant and Other Receivables, net

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, are estimated to become uncollectible. For the years ended December 31, 2012, 2011 and 2010, (recoveries)/provisions for bad debt amounted to approximately ($13,000), ($15,000), and $10,000, respectively, which are included in property operating and maintenance expenses in the accompanying consolidated statements of operations. Our allowance for doubtful accounts was $0.2 million as of December 31, 2012 and 2011.

Other Assets, net

Other assets consist primarily of leasing commissions, net of amortization, and prepaid insurance. Additionally, other assets will be amortized to expense over their future service periods. Balances without future economic benefit are expensed as they are identified.

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term. As of December 31, 2012 and December 31, 2011, we incurred approximately $2.2 million and $0.4 million in leasing commissions, respectively. Amortization expense for the years ended December 31, 2012, 2011, and 2010 was approximately $0.2 million, $0.1 million and $0.2 million, respectively.

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

Revenue Recognition and Valuation of Receivables

Revenue is recorded in accordance with ASC 840, Leases, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended” (“SAB 104”). Such accounting provisions require that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Because our leases provide for free rent, lease incentives, or other rental increases at specified intervals, we straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. Our revenues are comprised largely of rental income and other income collected from tenants.

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

Income Taxes

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate for the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

Uncertain Tax Positions

In accordance with the requirements of ASC 740, “Income Taxes,” favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders. A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor provision which, if met, expressly prevents the Internal Revenue Service from asserting the prohibited transaction test. We have no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the consolidated results of operations.

Basic and Diluted Net Loss and Distributions per Common Share

Basic and diluted net loss per common share applicable to common shares is computed by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. For year ended December 31, 2012, 40,000 stock options have been excluded from the weighted-average number of shares outstanding since their effect was anti-dilutive. For each of the years ended December 31, 2011 and 2010, 65,000 stock options have been excluded from the weighted-average number of shares outstanding since their effect was anti-dilutive.

Basic and diluted net loss per share is calculated as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net loss applicable to common shares	$(7,458,000)	$(52,058,000)	$(3,131,000)
Basic and diluted net loss per common share applicable to common shares	$(0.33)	$(2.26)	$(0.14)
Weighted-average number of shares outstanding — basic and diluted	23,028,285	23,031,830	22,921,142

The Company declared cash distributions per common share of $0, $0.04, and $0.45 during the years ended December 31, 2012, 2011, and 2010, respectively.

Reclassification

Assets sold or held for sale and associated liabilities have been reclassified on the consolidated balance sheets and operating results and impairments, if any, reclassified from continuing to discontinued operations.

New Accounting Pronouncements

On January 1, 2012, we adopted Accounting Standards Update ("ASU") 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 requires incremental fair value disclosures in the notes to the financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment which amends FASB Topic 350, Intangibles-Goodwill and Other to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a material impact on our consolidated financial statements.

4. Investments in Real Estate

As of December 31, 2012, our portfolio consists of fourteen properties which were approximately 82.8% leased. The following table provides summary information regarding our properties.

Property (1)	Location	Date Purchased	Purchase Price	Debt
Industrial:
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	$2,400,000	$—
20100 Western Avenue(3)	Torrance, CA	December 1, 2006	19,650,000	8,900,000
Marathon Center	Tampa Bay, FL	April 2, 2007	4,450,000	—
Orlando Small Bay Portfolio:
Carter Commerce Center(3)	Winter Garden, FL	November 15, 2007
Goldenrod Commerce Center	Orlando, FL	November 15, 2007
Hanging Moss Commerce Center	Orlando, FL	November 15, 2007
Monroe South Commerce Center	Sanford, FL	November 15, 2007
			37,128,000	6,499,000
Monroe North Commerce Center	Sanford, FL	April 17, 2008	14,275,000	6,445,000
1830 Santa Fe	Santa Ana, CA	August 5, 2010	1,315,000	—
Subtotal Industrial:			79,218,000	21,844,000

Healthcare:
Sheridan Care Center	Sheridan, OR	August 3, 2012	4,100,000	2,800,000	(2)
Fern Hill Care Center	Portland, OR	August 3, 2012	4,500,000	3,000,000	(2)
Farmington Square	Medford, OR	September 14, 2012	8,500,000	5,800,000	(2)
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	15,000,000	10,700,000	(2)
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	8,140,000	6,150,000	(2)
Subtotal Healthcare:			40,240,000	28,450,000	(2)

Total			$119,458,000	$50,294,000

(1)	The table excludes Sherburne Commons, a variable interest entity (“VIE”) for which we became the primary beneficiary and began consolidating its financial results as of June 30, 2011. As of October 19, 2011, Sherburne Commons was classified as held for sale (see Notes 10 and 16).
(2)	Represents healthcare properties with single tenant leases. These properties were acquired in the third and fourth quarters of 2012 (see Note 5).
(3)	In the fourth quarter of 2012, we entered into definitive agreements to sell the 20100 Western Avenue and Carter Commerce Center properties. Consequently, these properties are classified as held for sale (see note 16).

As of December 31, 2012, adjusted cost and accumulated depreciation and amortization related to our industrial and healthcare investments in real estate and intangible assets and liabilities, excluding our VIE held for sale, were as follows:

	Land	Buildings and Improvements	Furniture and Fixture	Acquired Above- Market Leases	In-Place Lease Value	Acquired Below- Market Leases
Investments in real estate and related intangible lease assets (liabilities)	$16,046,000	$56,761,000	$2,915,000	$1,401,000	$3,901,000	$(620,000)
Less: accumulated depreciation and amortization	—	(2,262,000)	(165,000)	(1,381,000)	(1,239,000)	620,000
Net investments in real estate and related intangible lease assets (liabilities)	$16,046,000	$54,499,000	$2,750,000	$20,000	$2,662,000	$—

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

Depreciation expense associated with buildings and improvements, including real estate held for sale, for the twelve months ended December 31, 2012, 2011 and 2010 was $1.7 million, $2.1 million and $2.9 million, respectively.

Net amortization expense associated with the intangible lease assets and liabilities, including those associated with real estate held for sale, for the years ended December 31, 2012, 2011, and 2010 was $0.1 million, $0.1 million and $0.3 million, respectively. Anticipated amortization for each of the five following years ended December 31 is as follows:

Amortization of Intangible Lease Assets
2013	$252,000
2014	$241,000
2015	$239,000
2016	$233,000
2017	$233,000
2018 and thereafter	$1,484,000

The estimated useful lives of intangible lease assets range from one month to fifteen years. As of December 31, 2012, the weighted-average amortization period for in-place leases, acquired above-market leases and acquired below-market leases were 11.8 years, 2.0 years and 0 years, respectively.

Impairments

In accordance with ASC 360, Property, Plant, and Equipment, we conduct a comprehensive review of our real estate assets for impairment. ASC 360 requires that asset values be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable.

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

The intended use of an asset, either held for sale or held and used, can significantly impact the measurement of asset recoverability. If an asset is intended to be held and used, the impairment analysis is based on a two-step test.

The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails that test, the asset carrying value is compared to the estimated fair value with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings.

In the second quarter of 2011, we reviewed the impairment indicators as described above. At that time, our board of directors began evaluating strategic alternatives to maximize shareholder value, and therefore, we believed that our properties could potentially have shorter holding periods than previously planned in past reporting periods when estimating whether the carrying value of the properties was recoverable. The use of shorter hold periods reduced our future (undiscounted) cash flows attributable to the properties. Consequently, we were required to adjust certain properties to their estimated fair values resulting in an impairment charge of $14.9 million, which is classified as impairment of real estate on our consolidated statement of operations for the year ended December 31, 2011. If our holding period or other assumptions change, additional properties could require additional testing and could result in additional impairment charges in future periods.

In the third quarter of 2011, we noted an increase in uncollected rent payments at the 1830 Santa Fe property. The corresponding reduction in our undiscounted cash flow forecasts caused us to fail the first step of our impairment test. Accordingly, we performed a Step 2 discounted cash flow analysis and as a result recorded an impairment charge of $0.4 million related to this property which is classified as impairment of real estate on our consolidated statement of operations for the year ended December 31, 2011.

We recorded no impairment charges related to properties held and used in 2012.

The fair value of our properties was derived using an income approach primarily utilizing Level 3 inputs. This approach estimates fair value based on expected future cash flows and requires us to estimate, among other things, (1) future market rental income amounts, (2) property operating expenses, (3) risk-adjusted rate of return and capitalization rates, (4) the number of months it is expected to take to re-lease the property, and (5) the number of years the property is expected to be held for investment. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date. When available, current market information, such as comparative sales prices, was used to determine capitalization, discount, and rental growth rates. In cases where market information was not readily available, the inputs were based on our understanding of market conditions and the experience of our management team.

The following table illustrates, by property, the impairment charge recorded to impairment of real estate held and used for the years ended December 31, 2012 and 2011:

Property	2012	2011

Goldenrod Commerce Center	$—	$3,403,000
Hanging Moss Commerce Center	—	2,544,000
Monroe North Commerce Center	—	4,530,000
Monroe South Commerce Center	—	4,366,000
1830 Santa Fe	—	425,000

	$—	$15,268,000

During 2010, we recorded an impairment charge related to one investment in real estate totaling approximately $1.2 million. The impairment was primarily driven by reduced estimates of net operating income, due to the impact of declines in the multi-tenant industrial real estate market and credit conditions of certain tenants, which when combined with increases in the capitalization rates assumptions, resulted in the decreases in values of such properties.

The assessment as to whether our investments in real estate are impaired is highly subjective. The calculations, which are primarily based on discounted cash flow analyses, involve management’s best estimate of the holding period, market comparable, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

Real Estate Held for Sale

In the fourth quarter of 2012, we entered into agreements to sell 20100 Western Avenue, which was sold on January 23, 2013, and Carter Commerce Center, which was sold on January 31, 2013. Consequently, we reclassified these properties to real estate held for sale.

In the second quarter of 2011, we reclassified the 15172 Goldenwest Circle property (“Goldenwest”), which was sold on June 14, 2011, the Mack Deer Valley, and Pinnacle Park Business Center properties, which were sold on November 28, 2011, and the 2111 South Industrial Park property, which was sold on December 22, 2011, to real estate held for sale. In the fourth quarter of 2011, we reclassified Nantucket Acquisition LLC, a VIE for which we are the primary beneficiary, to real estate held for sale. The financial results for the properties classified as real estate held for sale have been reclassified to discontinued operations for all periods presented (see Note 16).

When assets are classified as held for sale, they are recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. Accordingly, in the fourth quarter of 2012, we recorded a $0.9 million impairment loss related to the Carter Commerce Center based on the contractual sales price. In the first quarter of 2012, we recorded a $1.1 million impairment related to Nantucket Acquisition, LLC, as a result of receiving an offer to purchase the property. We recorded an impairment charge of $19.1 million for the Goldenwest, Mack Deer Valley, Pinnacle Park Business Center, and 2111 South Industrial Park properties upon their transfer into real estate held for sale in the second quarter of 2011 (see Note 16). In the third quarter of 2011, we recorded an additional impairment of $0.2 million for the 2111 South Industrial Park property. In the fourth quarter of 2011, we recorded an additional impairment of $0.9 million for the Pinnacle Park Business Center property due to a change in facts and circumstances related to the value of the asset subsequent to September 30, 2011 and a $4.8 million impairment related to Nantucket Acquisition, LLC, due to persistently low occupancy levels at the property.

During 2010, we recorded an impairment charge related to one investment in real estate held for sale totaling approximately $0.8 million.

See Note 16 for discussion of amounts recorded in discontinued operations.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for properties owned as of December 31, 2012 are as follows:

Years ending December 31,
2013	$7,032,000
2014	6,294,000
2015	5,895,000
2016	5,449,000
2017	5,305,000
2018 and thereafter	33,679,000
$63,654,000

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

5. Business Combinations

Nantucket Acquisition LLC

Nantucket Acquisition LLC is considered a variable interest entity because the equity owners of Nantucket Acquisition LLC do not have sufficient equity at risk, and our mortgage loan commitment was determined to be a variable interest. Due to the suspension of interest payments by the borrower, we issued a notice of default to the borrower on June 30, 2011 and determined that we are the primary beneficiary of the VIE due to our enhanced ability to direct the activities of the VIE. The primary beneficiary of a VIE is required to consolidate the operations of the VIE. Consequently, we have consolidated the operations of the VIE as of June 30, 2011 and, accordingly, eliminated the note receivable from related party balance in consolidation (see Note 9 and 10).

As of October 19, 2011, Sherburne Commons, the property owned by Nantucket Acquisition LLC (see Note 9), met the requirements for reclassification to real estate held for sale. Consequently, the related assets and liabilities of the property are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale, respectively, on our consolidated balance sheets. Operating results for the property have been reclassified to discontinued operations on our consolidated statement of operations for the year ended December 31, 2011 (see Notes 9, 10 and 16). In the fourth quarter of 2011, we recorded an impairment of $4.8 million to write down Sherburne Commons to its estimated fair value net of selling costs. We recorded an additional impairment of $1.1 million in the first quarter of 2012 based upon an offer to purchase the property.

Healthcare Properties

In 2012, we acquired through CHP LLC the five healthcare properties described below. CHREF, an affiliate of the Advisor, owns a 5% interest in CHP LLC. As CHP LLC’s equity holders have voting rights disproportionate to their economic interests in the entity, CHP LLC is considered to be a VIE. We have controlling financial interest in CHP LLC because we have the power to direct the activities of the VIE that most significantly impact its economic performance and we have the obligation to absorb the VIE’s losses and the right to receive benefits from the VIE. Consequently, we are deemed to be the primary beneficiary of the VIE, and therefore have consolidated the operations of the VIE beginning in the third quarter of 2012. Assets of the VIE may only be used to settle obligations of the VIE and creditors of the VIE have no recourse to the general credit of the Company.

Portland, Oregon Properties (Sheridan and Fernhill)

On August 3, 2012, through CHP LLC we acquired two skilled nursing facilities located in the Portland, Oregon metropolitan area for a purchase price of $8.6 million in cash. 411 SE Sheridan Road (“Sheridan”), located approximately fifty miles southwest of Portland in Sheridan, Oregon, is a 51-bed intermediate care facility with a current occupancy of approximately 81%. This 13,912 square foot single-story facility was constructed in multiple phases between 1960 and 1970. 5737 NE 37th Avenue (“Fernhill”) located in Portland, Oregon, is a 13,344 square foot, originally constructed to be a 51-bed facility with current occupancy of approximately 72%. The facility was built in 1960 and has obtained approval to expand to 63 beds. The operator of the Sheridan and Fernhill properties has served in that capacity since 2005, and has over twenty years of experience operating skilled nursing facilities in the Pacific Northwest. Upon the closing of the acquisitions, the existing operator is continuing to operate the properties under new long-term, triple-net leases. Including the Sheridan and Fernhill properties, the operator manages four skilled nursing facilities in Oregon. We acquired our interest in these properties subject to a secured loan with the seller in the aggregate amount of approximately $5.8 million secured by security interests in Sheridan and Fernhill. On September 14, 2012, we repaid the entire principal balance of the seller loan with proceeds from a loan from General Electric Capital Corporation which is secured, in part, by the Sheridan and Fernhill properties (see Note 14).

Medford, Oregon

On September 14, 2012, through CHP LLC, we acquired Farmington Square Medford, a memory care facility with 52 units and 71 licensed beds located within the Medford, Oregon city limits, for a purchase price of $8.5 million in cash. The facility, consisting of four separate wood-framed, single-story buildings totaling 32,557 square feet, was constructed in phases between 1990 and 1997 and currently operates at approximately 90% occupancy. The operator of the Medford Facility has served in that capacity since 1991, and has over twenty years of experience operating senior-living facilities in the Pacific Northwest. The manager of the facility is continuing to operate the facility under a new long-term, triple-net lease. The acquisition was funded from a loan from General Electric Capital Corporation secured by the property.

Galveston, Texas

On September 14, 2012, through CHP LLC, we acquired Friendship Haven Healthcare and Rehabilitation Center, a skilled-nursing facility with 150 licensed beds located in Galveston County, Texas, for a purchase price of $15.0 million. The facility, a single-story, 53,826 square foot wood-frame building, was constructed in 1997 and currently operates at 90% occupancy. The manager of the Galveston Facility has served in that capacity since February 2012, and has over twenty years of experience operating senior-living facilities in Texas and Louisiana. The licensed operator is continuing to operate the Galveston facility under a new long-term, triple-net lease. Including the Galveston Facility, the manager manages fifteen skilled-nursing facilities in Texas. The acquisition was funded from a loan from General Electric Capital Corporation secured by the property.

Tigard, Oregon

On December 21, 2012, through CHP LLC, we acquired, through the exercise of an option that was assigned to us by Pacific Gardens Real Estate LLC (“Seller”), the Pacific Health & Rehabilitation skilled-nursing facility (“Pacific”) located in Tigard, Oregon for $8.1 million in cash. Pacific, located at 14145 SW 105th Street, Tigard, Oregon has an operational capacity of 78 beds. Pacific will be leased to the current operator pursuant to a long-term triple-net lease.

The following summary provides the allocation of the acquired assets and liabilities of the Sheridan, Portland, Medford, Galveston and Pacific properties as of the respective dates of acquisition. We have accounted for the acquisitions as business combinations under U.S. GAAP. Under business combination accounting, the assets and liabilities of acquired properties are recorded as of the acquisition date, at their respective fair values, and consolidated in our financial statements. The following sets forth the allocation of the purchase prices of the acquired properties as well as the associated acquisitions costs, which have been expensed as incurred.

	Sheridan	Portland	Medford	Galveston	Pacific	Total
Land	$160,000	$847,000	$954,000	$1,095,000	$1,466,000	$4,521,000
Buildings & improvements	1,374,000	1,276,000	6,353,000	11,101,000	1,989,000	22,093,000
Site improvements	151,000	46,000	233,000	509,000	266,000	1,205,000
Furniture & fixtures	328,000	359,000	434,000	1,263,000	531,000	2,915,000
In-place leases	290,000	307,000	526,000	1,032,000	565,000	2,720,000
Certificate of need	1,797,000	1,665,000	—	—	3,323,000	6,786,000
Real estate acquisitions	$4,100,000	$4,500,000	$8,500,000	$15,000,000	$8,140,000	$40,240,000
Real estate acquisition costs	$109,000	$109,000	$298,000	$222,000	$209,000	$947,000

The Company recorded revenues and net loss for the twelve months ended December 31, 2012 of approximately $1.3 million and $0.7 million, respectively, related to the 2012 acquisitions. The following unaudited pro forma information for the years ended December 31, 2012 and 2011 has been prepared to reflect the incremental effect of the above properties acquired during 2012 as if all such transactions took place on January 1, 2011. For the year ended December 31, 2012, acquisition-related costs of $0.9 million were excluded from pro forma net loss. 2011 pro forma net loss was adjusted to include these charges.

	Years ended December 31,
	2012	2011
Revenues	$7,656,000	$7,764,000
Net loss from continuing operations	$(2,903,000)	$(19,878,000)
Basic and diluted net loss per common share from continuing operations	$(0.13)	$(0.86)

6. Allowance for Doubtful Accounts

Allowance for doubtful accounts was $0.2 million as of December 31, 2012 and December 31, 2011.

7. Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily notes receivable and the note receivable from related party. Refer to Notes 8 and 9 with regard to credit risk evaluation of notes receivable and the note receivable from related party, respectively. Our cash is generally invested in investment-grade short-term instruments

.

On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements significant changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provided unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of December 31, 2012, we had cash accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

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

As of December 31, 2012, excluding the Sherburne Commons VIE, we owned three properties in the state of California, six properties in the state of Florida, four properties in the state of Oregon and one property in the state of Texas. Accordingly, there is a geographic concentration of risk subject to economic conditions in these states. Additionally, as of December 31, 2012, we owned five healthcare properties leased to three different tenants under long-term triple net leases.

8. Notes Receivable

In May 2008, we agreed to loan up to $10.0 million at a rate of 10% per year to two real estate operating companies, Servant Investments, LLC (“SI”) and Servant Healthcare Investments, LLC (“SHI” and collectively with SI, “Servant”). In May 2010, the loan commitments were reduced to $8.75 million. The loans were scheduled to mature on May 19, 2013. At the time the loans were negotiated, Servant was an advisor to an affiliate of the managing member of our Advisor.

On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows from operations. During the third quarter of 2009, we concluded that the collectability of the SI note could not be reasonably assured. Therefore, we recorded a reserve of $4.6 million against the note. As of December 31, 2011 and 2010, the SI note receivable had a net balance of $0. It is our policy to recognize interest income on the reserved loan on a cash basis. For the years ended December 31, 2012, 2011, and 2010, interest income related to the SI note receivable was $0, $0, and $0.4 million, respectively.

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

The following table reconciles notes receivable from January 1, 2010 to December 31, 2012:

	2012	2011	2010
Balance at January 1	$908,000	$4,000,000	$2,875,000
Additions:
Additions to note receivable		—	1,125,000
Recovery of notes receivable due to settlement agreement	—	208,000	—
Deductions:			—
Note receivable payments (1)	—	(1,650,000)	—
Note receivable impairments	—	(1,650,000)	—
Balance at December 31,	$908,000	$908,000	$4,000,000

1 Includes a 0.2 million principal repayment made by SHI in the second quarter of 2011.

As of December 31, 2012 and 2011, the SHI note receivable had a balance of $0.9 million and $0.9 million, respectively. For the years ended December 31, 2012, 2011, and 2010, interest income related to the note receivable, which has been paid timely, was $52,000, $0.3 million, and $0.3 million, respectively. We determined that Servant is not a variable interest entity and there is no requirement to include this entity in our consolidated balance sheets and consolidated statements of operations.

9. Note Receivable from Related Party

On December 14, 2009, we made a participating first mortgage loan (in two tranches) with a principal amount totaling $8.0 million to Nantucket Acquisition LLC (“Nantucket”), an affiliate of our Advisor. The loan was made in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community known as Sherburne Commons located on the island of Nantucket, MA. Nantucket was formed for the sole purpose of acquiring Sherburne Commons and related real estate, and holds no other assets. The loan matures on January 1, 2015, with no option to extend, and bears interest at a fixed rate of 8.0% for the term of the loan. Nantucket Acquisition is considered a variable interest entity because the equity owners of Nantucket Acquisition do not have sufficient equity at risk, and our mortgage loan commitment was determined to be a variable interest.

Under the terms of the loan, we are entitled to receive additional interest in the form of a 40% participation in the appreciation in value of the property. Prepayment of the loan is not permitted without our consent and the loan is not assumable.

On a quarterly basis, we evaluate the collectability of our note receivable from related party. Our evaluation of collectability involves judgment, estimates, a review of the underlying collateral and borrower’s business models and future cash flows from operations. For the years ended December 31, 2011, and 2010, we did not record any impairment on the note receivable from related party.

Because the property’s occupancy never achieved targeted levels, Nantucket did not have sufficient cash flow and therefore stopped paying interest on the loan in the first quarter of 2011. On June 30, 2011, the Company issued a notice of default to Nantucket. It was this event that caused management to determine that the Company had become the primary beneficiary of this VIE and to modify its previous accounting treatment for Nantucket. In accordance with the loan agreement, upon Nantucket’s default, the Company obtained the power to direct the activities of Sherburne Commons that most significantly impacted Nantucket’s economic performance, including assuming control of marketing and leasing activity, rental pricing, and the decision to sell or hold Sherburne Commons. As the estimated fair value of Sherburne Commons at that time was less than the principal balance of the Company’s first lien loan on the real property, therefore eliminating any equity in the real property held by Nantucket, the Company assumed the obligation to absorb the losses of, and obtained the right to receive any benefits from, the VIE. Since assuming such control, the Company has funded approximately $1.1 million in working capital to support Nantucket. The Company was not contractually required to provide such support. These funds were provided to maintain the operations at the property to prepare it for an eventual sale, which management believes is the only plausible strategy for recovery of the note balance. In management’s judgment, the above fact pattern gave the Company a controlling financial interest in Nantucket. Consequently, the Company became the primary beneficiary of the VIE and consolidated the financial results of Nantucket as of June 30, 2011 (see Note 10). In the fourth quarter of 2011, we recorded an impairment charge related to assets of variable interest entity held for sale of $4.8 million related to the Sherburne Commons property.

As a result of the default described above, we began recognizing interest income on a cash basis commencing in the first quarter of 2011. For the years ended December 31, 2012, 2011, and 2010, interest income recognized on the note was $0, $55,000, and $0.6 million, respectively.

During 2012 and 2011, the loan balance was increased by $0.6 million and $0.5 million, respectively, to provide funds to meet Sherburne Commons’ operating shortfalls.

As of October 19, 2011, the Sherburne Commons property met the requirements for reclassification to real estate held for sale. Consequently, the related assets and liabilities of the property are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale, respectively, on our consolidated balance sheets. Operating results for the property have been reclassified to discontinued operations on our consolidated statements of operations for all periods presented.

The following table reconciles note receivable from related party from January 1, 2010 to December 31, 2012:

	2012	2011	2010
Balance at January 1	$—	$8,000,000	$6,911,000
Additions:
Additions to note receivable from related parties	595,000	548,000	1,089,000
Deductions:
Deductions:
Repayments of note receivable from related party	—	—	—
Elimination of balance in consolidation of VIE	(595,000)	(8,548,000)
Balance at December 31,	$—	$—	$8,000,000

10. Consolidation of Nantucket Variable Interest Entity

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

As of December 31, 2012 and 2011, we had a variable interest in a VIE in the form of a note receivable from Nantucket Acquisition in the amount of $9.1 million (see Note 9).

As a result of our issuing a notice of default with respect to the note, we determined that we were the primary beneficiary of the VIE. Therefore, we consolidated the operations of the VIE beginning June 30, 2011. Assets of the VIE may only be used to settle obligations of the VIE and creditors of the VIE have no recourse to the general credit of the Company.

As of October 19, 2011, the Sherburne Commons property was reclassified to real estate held for sale. Consequently, the related assets and liabilities of the property are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale on our consolidated balance sheet. Operating results for the property have been reclassified to discontinued operations on our consolidated statements of operations for all periods presented.

The following table illustrates our fair value allocation of the assets and liabilities of Sherburne Commons consolidated in our consolidated balance sheets as of June 30, 2011, the date of consolidation of the VIE:

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

Since the Sherburne Commons property was reclassified to held for sale in the fourth quarter of 2011, the real estate is recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. Since June 30, 2011, leasing activity has been lower than originally anticipated and we have continued to provide funds to meet Sherburne Commons’ operating shortfalls. As a result, at the time the property was reclassified as real estate held for sale, we reduced our cash flow forecasts for purposes of determining whether the property was impaired. As a result of expected reduced leasing activity which reduced our cash flow forecasts for Sherburne Commons, we were required to adjust the property to its estimated fair value, net of estimated selling costs resulting in an impairment charge of $4.8 million, which is classified in discontinued operations as impairment of real estate sold and asset held for sale on our consolidated statement of operations for the year ended December 31, 2011 (see Notes 9 and 16).

The following unaudited pro forma information for the years ended December 31, 2011 and December 31, 2010 has been prepared to reflect the incremental effect on the Company had the operations of Sherburne Commons been consolidated on January 1, 2010.

	2011	2010
Revenues	$5,487,000	$7,385,000
Net loss applicable to common shares	$(53,080,000)	$(5,419,000)
Basic and diluted net loss per common share applicable to common shares	$(2.30)	$(0.24)

No adjustments for non-recurring charges were made in the pro-forma information presented above. For Sherburne Commons, we recorded revenues of $1.9 million and $1.1 million and expenses of $2.8 million and $2.7 million in discontinued operations in our consolidated statements of operations for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, adjusted cost, net of accumulated depreciation and amortization related to real estate and related intangible lease assets and liabilities of the VIE held for sale were as follows:

	Buildings and Improvements	Acquired Above Market Leases	In-Place Lease Value	Acquired Below-Market Leases
Net investments in real estate and related intangible lease assets (liabilities) of VIE held for sale	$688,000	$3,172,000	$45,000	$(145,000)

11. Payables to Related Parties

Payables to related parties consists of asset management fees and expense reimbursement payable.

12. Equity

Common Stock

Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2012 and 2011, we had cumulatively issued approximately 20.9 million shares of common stock for a total of $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. On November 23, 2010, we stopped making and accepting offers to purchase shares of our stock (see Note 2).

Distributions and Distribution Reinvestment Plan

We adopted a distribution reinvestment plan that allows our stockholders to have their distributions invested in additional shares of our common stock. We have registered 21,100,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share. As of December 31, 2011 and December 31, 2010, approximately 2.3 million shares had been issued under the distribution reinvestment plan. Effective December 14, 2010, we suspended the distribution reinvestment plan indefinitely. As a result, distributions were paid entirely in cash during the period between December 14, 2010 and March 31, 2011. Commencing with the April 2011 distributions, the board elected to pay distributions on a quarterly basis. However, due to cash constraints, the board elected to defer the second quarter 2011 distribution payment until the Company’s cash position improves. The second quarter distribution of $0.5 million was paid in the fourth quarter of 2011. We cannot provide any assurance as to if or when we will resume our distribution reinvestment plan.

The following distributions were declared during 2011 and 2012:

	Distributions Declared (1)(2)			Cash Flows Provided by (Used in) Operating
Period	Cash	Reinvested	Total	Activities
First quarter 2011	$454,000	$—	$454,000	$481,000
Second quarter 2011	$460,000	$—	$460,000	$(219,000)
Third quarter 2011	$—	$—	$—	$(323,000)
Four quarter 2011	$—	$—	$—	$(1,608,000)
First quarter 2012	$—	$—	$—	$(800,000)
Second quarter 2012	$—	$—	$—	$(953,000)
Third quarter 2012	$—	$—	$—	$(2,400,000)
Fourth quarter 2012	$—	$—	$—	$(2,282,000)

(1)	100% of the distributions declared during 2011 represented a return of capital for federal income tax purposes.
(2)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds.

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

From our inception in October 2004 through December 31, 2012, we declared aggregate distributions of $32.8 million. Our cumulative net loss and cumulative net cash provided by operating activities during the same period were $76.2 million and $1.8 million, respectively.

Stock Repurchase Program

On November 23, 2010, our board of directors concluded that we did not have sufficient funds available to us to continue funding share repurchases. Accordingly, our board of directors suspended repurchases under the program effective December 31, 2010. In January 2011, repurchases due to the death of a shareholder that were requested in 2010 prior to the suspension of the stock repurchase program were funded. We can make no assurance as to when and on what terms redemptions will resume. Our board has the authority to resume, suspend again, or terminate the share redemption program at any time upon 30 days written notice to our stockholders.

We have received requests to redeem 38,296 shares during the year ended December 31, 2012. However, due to the current suspension of the stock repurchase program we did not redeem any of these requests for 2012.

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

We received requests to redeem 78,124 shares during the year ended December 31, 2011. However, due to the current suspension of the stock repurchase program we were not able to fulfill any of these requests

Employee and Director Incentive Stock Plan

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

Effective January 1, 2006, we adopted the provisions of ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. As of December 31, 2012, we had granted to our independent, non-employee directors nonqualified stock options to purchase an aggregate of 80,000 shares of common stock, at an exercise price of $8.00 per share. Of these shares, 15,000, 20,000, and 5,000 shares lapsed and were canceled on November 8, 2008, April 5, 2012, and July 2, 2012, respectively, due to the resignations of three of our directors.

Outstanding stock options became immediately exercisable in full on the grant date, will expire ten years after their grant date, and had no intrinsic value as of December 31, 2012. We did not incur any non-cash compensation expense for the years ended December 31, 2012, 2011, and 2010. No stock options were exercised or canceled during the twelve months ended December 31, 2012, 2011 and 2010. We record compensation expense for non-employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. These assumptions include the risk-free interest rate, the expected life of the options and the expected stock price volatility over the expected life of the options, and the expected distribution yield. Compensation expense for employee stock options is recognized ratably over the vesting term.

The expected life of the options was based on evaluations of expected future exercise behavior. The risk-free interest rate was based on the U.S. Treasury yield curve at the date of grant with maturity dates approximating the expected term of the options at the date of grant. Volatility was based on historical volatility of the stock prices for a sample of publicly traded companies with risk profiles similar to ours. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected stock price volatility and the expected life of an option. Therefore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an independent, non-employee director.

Our equity compensation plan information as of December 31, 2012 and 2011 is as follows:

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

(1)	Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to ten percent (10%) of our outstanding common stock. The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000. As of December 31, 2012 and 2011, there were approximately 23.0 million and 23.0 million shares of our common stock issued and outstanding, respectively.

Tax Treatment of Distributions

The income tax treatment for the distributions per share to common stockholders reportable for the years ended December 31, 2012, 2011, and 2010 is as follows:

Per Common Share	2012		2011		2010
Ordinary income	$—	—%	$—	—%	$—	—%
Return of capital	$0.00	00.0%	$0.04	100.0%	$0.45	100.0%

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

The fees and expense reimbursements payable to the Advisor under the Advisory Agreement are described below. As discussed below, we amended the Advisory Agreement on July 31, 2012.

Organizational and Offering Costs - Organizational and offering costs of our Offerings have been paid by the Advisor on our behalf and have been reimbursed to the Advisor from the proceeds of our Offerings. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our Offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing-related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our shares; (iii) the costs of conducting our training and education meetings; (iv) the costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from our Primary Offering and Follow-On Offering. At times during our offering stage, before the maximum amount of gross proceeds has been raised, the amount of organization and offering expenses that we incur, or that our Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised.

As of December 31, 2012 and December 31, 2011, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling $5.6 million, including $0.1 million of organizational costs that were expensed and $5.5 million of offering costs which reduced net proceeds of our Offerings. Of this amount, $4.4 million reduced the net proceeds of our Primary Offering and $1.1 million reduced the net proceeds of our Follow-On Offering.

On June 10, 2012, our Follow-on Offering was terminated. Our Advisory Agreement provides for reimbursement to the Advisor for organizational and offering costs in excess of 3.5% of the gross proceeds from our Primary Offering and Follow-On Offering. Under the Advisory Agreement, within 60 days after the end of the month in which our Follow-on Offering terminated, the Advisor is obligated to reimburse us to the extent that the organization and offering expenses related to our Follow-on Offering borne by us exceeded 3.5% of the gross proceeds of the Follow-on Offering. As of June 10, 2012, we had reimbursed our Advisor a total of $1.1 million in organizational and offering costs related to our Follow-on Offering, of which $1.0 million was in excess of the contractual limit. Consequently, in the second quarter of 2012, we recorded a receivable from the Advisor for $1.0 million reflecting the excess reimbursement. However, as a result of our evaluation of various factors related to collectability of this receivable, we reserved the full amount of the receivable as of June 30, 2012. On December 31, 2012, we reduced our reserve by $0.1 million as it became probable that we would collect this amount in early 2013. No assurances can be made when additional payments, if any, will occur.

Acquisition Fees and Expenses - The Advisory Agreement requires us to pay to the Advisor acquisition fees in an amount equal to 2.0% of the gross proceeds from our Offerings. We have paid the acquisition fees upon receipt of the gross proceeds from our Primary Offering and Follow-On Offering (excluding gross proceeds related to sales pursuant to our distribution reinvestment plan). However, if the Advisory Agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. In the third quarter of 2012, we amended our Advisory Agreement to change the acquisition fee payable to the Advisor from an amount equal to 2.0% of the gross proceeds raised from our Offerings to an amount not to exceed 2.0% of the purchase price of an acquired property. For the years ended December 31, 2012 and 2011, the Advisor earned $0.6 million and $0 of acquisition fees. These fees are included in real estate acquisition costs on our Consolidated Statements of Operations.

Management Fees and Expenses - Prior to October 1, 2011, the Advisory Agreement required us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the Average Invested Assets (as defined in the Advisory Agreement). For the years ended December 31, 2012, 2011, and 2010, the Advisor earned $0.8 million, $1.3 million, and $1.5 million, respectively, of asset management fees which were expensed and included in asset management fees and expenses in our consolidated statements of operations. On August 31, 2011, we amended the Advisory Agreement to provide that, beginning on October 1, 2011, the asset management fee payable by us to our Advisor shall be reduced to a monthly rate of one-twelfth of 0.75% of our Average Invested Assets, as defined above.

In addition, we reimburse the Advisor for the direct and indirect costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf. These fees and expenses are in addition to management fees that we pay to third party property managers. For the years ended December 31, 2012, 2011, and 2010, the Advisor reimbursed $0.2 million, $0.2 million, and $0.2 million, respectively, of such direct and indirect costs and expenses on our behalf, which are included in asset management fees and expenses in our consolidated statements of operations.

Operating Expenses - The Advisory Agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us. For the years ended December 31, 2012, 2011, and 2010, $1.3 million, $0.7 million, and $0.9 million of such costs, respectively, were reimbursed and are included in general and administrative expenses in our consolidated statements of operations.

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

As disclosed at each of the fiscal quarters ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, our board of directors conditioned its findings that the Excess Amounts for each quarter was justified upon the Advisor agreeing to carry over such Excess Amounts and include them in total operating expenses of the subsequent periods for purposes of the 2%/25% Test. However, on September 30, 2012, the board of directors including the independent directors unanimously resolved to permanently waive the Advisor’s reimbursement obligation with respect to amounts due for excess operating expenses resulting from the six-fiscal quarters ended September 30, 2011, which amount totals $3.2 million. The decision to waive the Advisor’s reimbursement obligation was based on such expenses were justified as unusual and non-recurring, including those due to unforeseeable conditions, namely the small asset base resulting from the November 2010 suspension and June 2012 termination of the follow-on offering. This negatively affected the Company’s growth and extended the Company’s start-up phase. Additionally, the extended national recession adversely impacted the industrial and residential real estate markets resulting in lower rental rates, occupancy rates and operating results in 2009, 2010, 2011 and 2012. In 2011, four of our industrial properties were sold primarily to pay down and/or restructure terms on current maturities of debt. These dispositions further negatively impacted the Company’s operating results and reduced the average invested assets measure, which is used in the 2%/25% test.

For the four-fiscal-quarter period ended December 31, 2012, our total operating expenses again exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $4.5 million and incurred an Excess Amount of approximately $2.5 million during the four-fiscal-quarters ended December 31, 2012. Our board of directors, including a majority of our independent directors, has determined that this Excess Amount is justified because of unusual and non-recurring factors such as our small size (for a public reporting company) and the costs of repositioning of our real estate investments. Notwithstanding such justification and as a condition to such justification, the Advisor has again agreed that the Excess Amount the four-fiscal-quarter period ended December 31, 2012 shall be carried over and included in total operating expenses in subsequent periods for purposes of the 2%/25% Test, with any waiver dependent on our Advisor’s continued satisfactory progress with respect to executing the strategic repositioning alternative chosen by the independent directors.

As for the Excess Amount deferred at September 30, 2012, our board of directors conditioned such Excess Amounts were justified upon the Advisor agreeing to carry over such Excess Amounts and include them in total operating expenses in subsequent periods for purposes of the 2%/25% Test. Consequently we incurred cumulative operating expenses of approximately $5.6 million and incurred an Excess Amount of approximately $3.5 million for the five-fiscal-quarters ended December 31, 2012. The board of directors including the independent directors has unanimously resolved to permanently waive the Advisor’s reimbursement obligation with respect to amounts due for excess resulting from the fifth quarter ended December 31, 2011, which amount totals $1.1 million.

The Advisor has informed us that based on current conditions and the Company’s forecast, it believes that the Company’s projected operating expenses are likely to exceed the 2%/25% test while the Company and Advisor pursue the repositioning strategy and growth in assets under management. Accordingly, the board of directors has determined and the Advisor has concurred that any Excess Amounts in future quarters shall be carried over and included in the total operating expense for such subsequent periods, with any future waiver or adjustments dependent upon the Advisor’s continued satisfactory progress with respect to accelerating growth and executing the strategic repositioning and cost containment initiatives. The board of directors will continue to monitor the appropriateness of the expenses and the Advisor’s fees and consider options to reduce the Company’s expense structure.

Property Management and Leasing Fees and Expenses. The Advisory Agreement provides that if we retain our Advisor or an affiliate to manage and lease some of our properties, we will pay a market-based property management fee or property leasing fee, which may include reimbursement of our Advisor’s or affiliate’s personnel costs and other costs of managing the properties. For the years ended December 31, 2012, 2011, and 2010, the Advisor earned approximately $40,000, $15,000 and $25,000, respectively, of such property management fees. On July 31, 2012, we executed a Property Management and Leasing Agreement with the Advisor pursuant to which it will perform property management and leasing services with respect to our healthcare properties. This agreement stipulates that when the Advisor identifies tenants and negotiates a lease on our behalf for the healthcare properties, we will pay to the Advisor a market based leasing fee. For the year ended December 31, 2012, the Advisor earned approximately $1.4 million of leasing fees. No leasing fees were earned in 2011 or 2010. These costs are included in property operating and maintenance expenses in our condensed consolidated statements of operations.

Disposition Fee - Prior to the second amendment to the Amended and Restated Advisory Agreement executed on November 11, 2011, the Advisory Agreement provided that if the Advisor or its affiliates provide a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the Advisor or such affiliate a disposition fee up to 3% of the sales price of such property or properties upon closing. This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. We will pay the disposition fees for a property at the time the property is sold. For the years ended December 31, 2012, 2011, and 2010, the Advisor earned $0, $0.3 million, and $0, respectively, of such disposition fees. Subsequent to November 11, 2011, the disposition fee was changed from up to 3% of the sales price of properties sold to up to 1% of the sales price of properties sold if the Advisor or its affiliates provide a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors).

Subordinated Participation Provisions - The Advisor is entitled to receive a subordinated participation upon the sale of our properties, listing of our common stock or termination of the Advisor, as follows:

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

For the years ended December 31, 2012, 2011 and 2010, we did not incur any subordinated participation fees.

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive sales commissions of up to 7% of gross proceeds from sales in our Offerings. PCC is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Offerings. The dealer manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Offerings. The Advisory Agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) are in excess of 13.5% of gross proceeds from the Offerings when combined with the shares sold under the related distribution reinvestment plan. For the years ended December 31, 2012, 2011 and 2010, we incurred $0, $0, and $0.1 million, respectively, payable to PCC for dealer manager fees and sales commissions. Much of this amount was reallocated by PCC to third-party broker dealers. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying consolidated balance sheets.

14. Notes Payable

We have total debt obligations of $50.3 million that will mature in February 2014, November 2014 and September 2017. In connection with our notes payable, we incurred financing costs totaling $1.1 million and $0.9 million, as of December 31, 2012 and 2011, respectively. These financing costs have been capitalized and are being amortized over the life of their respective financing agreements. During the years ended December 31, 2012, 2011, and 2010, $0.4 million, $0.8 million, and $0.3 million, respectively, of deferred financing costs were amortized and included in interest expense in our consolidated statements of operations.

HSH Nordbank AG

We amended our credit agreement with HSH Nordbank AG, New York Branch (“HSH Nordbank”) in a series of amendments extending the credit facility maturity date from September 20, 2010 to December 16, 2011. As a part of these amendments, we made a principal reduction payment and paid extension fees.

The July 2011 amendment to this credit agreement extended the maturity date from September 30, 2011 to December 16, 2011 and increased the margin spread over LIBOR from a range of 350 to 375 basis points to a fixed 375 basis points from June 1, 2011 to September 30, 2011 and to 400 basis points from October 1, 2011 to the maturity date. Additionally, this amendment eliminated our requirement to make principal reduction payments of $0.3 million in July, August, and September 2011, respectively. In connection with this extension and the sale of the Goldenwest property (See Note 14), we made a principal payment of $7.8 million.

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

On December 22, 2011, in connection with the sale of the 2111 South Industrial Park property (see Note 14), we made a principal payment of approximately $0.9 million.

As of December 31, 2012 and December 31, 2011, we had net borrowings of approximately $6.5 million and $14.4 million under the loan agreement, respectively. The weighted average interest rate as of December 31, 2012 and December 31, 2011 was 3.66% and 2.54%, respectively. The loan agreement contains various reporting covenants, including providing periodic balance sheets, statements of income and expenses of borrower and each guarantor, statements of income and expenses and changes in financial position of each secured property and cash flow statements of borrower and each guarantor. The monthly payment on this loan is approximately $50,000. As of December 31, 2012, we were in compliance with all financial covenants.

On February 13, 2012, the loan agreement was amended to extend the maturity to February 13, 2014.

The principal payments due on the Wells Fargo Bank mortgage loan as of December 31, 2012 for each of the next five years are as follows:

Year	Principal Amount

2013	$999,000
2014	$5,500,000
2015	$—
2016	$—
2017 & later	$—

Transamerica Life Insurance Company

In connection with our acquisition of Monroe North Commerce Center, on April 17, 2008, we entered into an assumption and amendment of note, mortgage and other loan documents (the “Loan Assumption Agreement”) with Transamerica Life Insurance Company (“Transamerica”). Pursuant to the Loan Assumption Agreement, we assumed the outstanding principal balance of approximately $7.4 million on the Transamerica secured mortgage loan. The loan matures on November 1, 2014 and bears interest at a fixed rate of 5.89% per annum. As of December 31, 2012 and 2011, we had an outstanding balance of $6.4 million and $6.7 million, respectively, under this loan agreement. This Loan Assumption Agreement contains various reporting covenants including an annual income statement, rent roll, operating budget and a narrative summary of leasing prospects for vacant spaces. As of December 31, 2012, we were in compliance with all reporting covenants. The monthly payment on this loan is approximately $50,370. During the years ended December 31, 2012, 2011, and 2010, we incurred $0.4 million, $0.4 million, and $0.4 million of interest expense, respectively, related to this loan agreement.

The principal payments due on the Monroe North Commerce Center mortgage loan as of December 31, 2012 for each of the next five years are as follows:

Year	Principal Amount

2013	$211,000
2014	$6,234,000
2015	$—
2016	$—
2017 & later	$—

Seller Loan

On August 1, 2012, upon the acquisition of the Fernhill and Sheridan properties, we entered into a loan agreement with the sellers, Sheridan Care Center LLC, Sheridan Properties LLC, Fernhill Estates LLC, and Fernhill Properties LLC, for a loan (the “Seller Loan”) in the aggregate amount of approximately $5.8 million secured by security interests in the two properties. The Seller Loan, which bore interest fixed at 5.0%, had a maturity date of on March 15, 2013, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan agreement would become due. The Seller Loan was interest-only and could be voluntarily prepaid in its entirety prior to the maturity date without penalty. Interest payments on the Seller Loan were due monthly. The principal balance of the Seller Loan was paid off in full on September 14, 2012 with the proceeds of the GE Healthcare Loan (described below). During the twelve months ended December 31, 2012, we incurred $23,000 of interest expense related to this Seller Loan.

General Electric Capital Corporation – Healthcare Properties

On September 13, 2012, we entered into a loan agreement with General Electric Capital Corporation (“GE Healthcare Loan”) for a loan in the aggregate amount of approximately $16.5 million secured by security interests in the Medford Facility and Galveston Facility. Additionally, we used part of the loan proceeds to repay the entire principal balance of the Seller Loan of $5.8 million. Consequently, the GE Healthcare Loan is secured, in part, by the Portland Properties. On December 21, 2012, we amended the loan agreement with General Electric Capital Corporation entered into on September 13, 2012 for an additional loan in the amount of $6.15 million secured by the Pacific property. The loan bears interest at LIBOR, with a floor of 50 basis points, plus a spread of 4.50%, and matures on September 12, 2017, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan agreement will become due. The GE Healthcare Loan is interest-only for the first twelve months (known as the “lockout period”) and a combination of principal and interest thereafter. The loan may be voluntarily prepaid during lockout period provided the borrower pays a penalty equal to the sum of the LIBOR Breakage Amount, as defined in the, GE Healthcare Loan Agreement and two percent of the outstanding balance of the loan. The GE Healthcare Loan may be prepaid with no penalty after the expiration of the lockout period. Interest payments on the GE Healthcare Loan are due monthly. After the lockout period, principal and interest payments are due on monthly based on a 25 year amortization schedule. As of December 31, 2012, we were in compliance with all covenants. The monthly payment on this GE Healthcare Loan is approximately $0.1 million. During the twelve months ended December 31, 2012, we incurred $361,000 of interest expense related to this loan agreement. The principal payments due on the loan for each of the five following years ended December 31 are as follows:

Year	Principal Amount

2013	$122,000
2014	$386,000
2015	$410,000
2016	$432,000
2017 and thereafter	$27,100,000

General Electric Capital Corporation – Western Property

On September 7, 2012, through a wholly-owned subsidiary, we entered into a loan agreement (the “Western Loan”) with General Electric Capital Corporation for a loan in the aggregate amount of approximately $8.9 million, net of certain lender holdbacks, secured by a security interest in the 20100 Western Avenue property. The Western Loan, which bears interest at LIBOR plus 4.30%, with a LIBOR floor of 0.25%, matures on September 30, 2014, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan will become due. The Company has the option to extend the term of the loan for one additional 12-month period. The Western Loan is interest only through November 1, 2013, at which time it begins amortizing over a 30-year period. The Western Loan may be voluntarily prepaid in its entirety during the first year of the loan term subject to a prepayment penalty equal to the Spread Maintenance Amount, as defined in the loan agreement, plus the LIBOR Breakage Amount, as defined in the loan agreement. Subsequent to the first year of the loan term, the loan may be voluntarily prepaid in its entirety subject to a prepayment penalty equal to the Libor Breakage Amount. We paid certain customary financing fees from the proceeds of the Western Loan, and an exit fee of $96,200 is payable to the lender upon the earlier of the maturity of the loan or repayment of the Western Loan in full. In connection with this loan, we entered into an interest swap agreement. The fair value and any change in fair value are considered immaterial. As of December 31, 2012, we were in compliance with all reporting covenants. The monthly payment on this Western Loan is approximately $36,000. During the twelve months ended December 31, 2012, we incurred $134,000 of interest expense related to this loan agreement. On January 23, 2013, we sold the 20100 Western Avenue property for cash proceeds of $17.6 million and paid off the entire balance of the Western Loan.

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

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial condition, results of operations and cash flows. We are also subject to contingent losses related to the notes receivable and note receivable from related party. For further details see Notes 8 and 9. We are not presently subject to any material litigation nor, to our knowledge, any material litigation threatened against us which if determined unfavorably to us would have a material effect on our consolidated financial statements.

16. Discontinued Operations

Divestitures

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

On June 14, 2011, we sold the Goldenwest property to Westminster Redevelopment Agency, a non-related party, for a purchase price of $9.4 million. Goldenwest is a 102,200 square foot industrial building situated on 5.4 acres of land in Westminster, CA. Approximately $7.8 million in proceeds from the sale were used to pay down a portion of the HSH Nordbank credit facility. The operations of Goldenwest, including an impairment charge of $2.1 million recorded in the second quarter of 2011, are presented in discontinued operations on our consolidated statements of operations for all periods presented.

On November 28, 2011, we sold the Mack Deer Valley and Pinnacle Park Business Center properties to a non-related party for a purchase price of $23.9 million. The proceeds were used, in part, to pay down the entire balance of the HSH Nordbank credit facility. The operations of these properties, including impairment charges of $17.0 million in the second quarter of 2011 and $0.8 million recorded in the fourth quarter of 2011, are presented in discontinued operations on our consolidated statements of operations for all periods presented. Total impairment charges in 2011 were $17.8 million.

On December 22, 2011, we sold the 2111 South Industrial Park property for a purchase price of $0.9 million. A loss on sale of $29,000 was recognized in the fourth quarter of 2011. The proceeds were used to pay down the Wells Fargo loan. The operations of this property, including impairment charges totaling $0.3 million in 2011, are presented in discontinued operations on our consolidated statements of operations for all periods presented.

Real Estate Held for Sale

In the fourth quarter of 2011, our board of directors authorized us to actively market the Sherburne Commons property, a VIE that we began consolidating on June 30, 2011 (see Note 10). Therefore, the property has been classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale and the results of operations for the variable interest entity held for sale have been presented in discontinued operations on the accompanying consolidated statements of operations for all periods presented. When the property was reclassified as held for sale, we recorded the property at the lower of its carrying value or fair value less selling costs in accordance with accounting guidance, resulting in an impairment charge of $4.8 million in 2011.

On December 17, 2012, we became obligated under a purchase and sale agreement to sell our Carter Commerce Center property for a sale price of $1.7 million. The transaction was completed on January 30, 2013 (See Note 19). As the property met the applicable criteria at December 31, 2012, the property has been classified as held for sale and the results of operations have been presented in discontinued operations on the accompanying consolidated statements of operations for all periods presented. In 2011, we recorded an impairment charge of $1.5 million related to this property.

On December 31, 2012, we became obligated under a purchase and sale agreement to sell our 20100 Western Avenue property for approximately $17.6 million. The transaction was completed on January 23, 2013 (See Note 19). As the property met the applicable criteria at December 31, 2012, the property has been classified as held for sale and the results of operations have been presented in discontinued operations on the accompanying consolidated statements of operations for all periods presented.

The following is a summary of the components of (loss) income from discontinued operations for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
Rental revenues, tenant reimbursements and other income	$2,882,000	$4,746,000	$5,612,000
Operating expenses, real estate taxes, and interest expense	(3,350,000)	(3,121,000)	(1,547,000)
Depreciation and amortization	(280,000)	(965,000)	(2,037,000)
Impairment of real estate	(2,077,000)	(33,306,000)	(770,000)
Gain on sales of real estate, net	—	46,000	—
Income (loss) from discontinued operations	$(2,825,000)	$(32,600,000)	$1,258,000

For the years ended December 31, 2012 and 2011, we recorded impairment charges of $2.1 million and $33.3 million, respectively, related to real estate held for sale. These impairment charges, classified in discontinued operations in our consolidated statements of operations, were recorded for the following properties:

Property	2012	2011
20100 Western Avenue	—	$6,905,000
Carter Commerce Center	$937,000	1,471,000
Goldenwest	—	2,095,000
Mack Deer Valley	—	9,673,000
Pinnacle Park Business Center	—	8,136,000
2111 South Industrial Park	—	261,000
Nantucket Acquisition LLC	1,140,000	4,765,000
	$2,077,000	$33,306,000

The fair values of the properties impaired in 2011 were derived using an income approach utilizing our internal estimate of market-based leasing projections for each property and discount and capitalization rates derived from market surveys (see Note 3). Where applicable, adjustments to fair value were made as final offers were received on properties sold. The fair value of the properties impaired in 2012 were based on offers received for the properties.

The following table presents balance sheet information for the properties classified as held for sale as of December 31:

	2012	2011
Investments in real estate:
Land	$5,104,000	$5,313,000
Buildings and improvements, net	7,194,000	8,102,000
Intangible lease assets, net	—	—
Real estate held for sale, net	$12,298,000	$13,415,000
Other assets:
Tenant and other receivables, net	$381,000	$—
Leasing commissions, net	291,000	24,000
Other assets	606,000	153,000
Non-real estate assets associated with real estate held for sale	$1,278,000	$177,000
Assets of variable interest entity held for sale:
Cash and cash equivalents	$68,000	$95,000
Investments in real estate, net	3,905,000	5,045,000
Accounts receivable, inventory and other assets	291,000	232,000
Total Assets	$4,264,000	$5,372,000
Liabilities:
Accounts payable and accrued liabilities	$257,000	$59,000
Interest payable	—	7,000
Tenant security deposits	240,000	92,000
Intangible lease liabilities, net	—	—
Notes payable	9,538,000	1,750,000
Liabilities associated with real estate held for sale	$10,035,000	$1,908,000
Liabilities of variable interest entity held for sale:
Note payable	$1,332,000	$1,332,000
Loan payable	222,000	127,000
Accounts payable and accrued liabilities	454,000	373,000
Intangible lease liabilities, net	145,000	145,000
Interest payable	299,000	142,000
Liabilities of variable interest entity held for sale	$2,452,000	$2,119,000

17. Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Prior to the third quarter of 2011, we operated in one reportable segment: industrial. As of September 30, 2011, we operated in two reportable segments: industrial and senior housing. These operating segments represented the segments for which separate financial information is available and for which operating results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our Senior Housing segment consisted solely of the operations of Sherburne Commons (see Note 10).

In October 2011, we reclassified the Sherburne Commons property as held for sale (see Note 16) and the results of its operations have been reported in discontinued operations. Therefore, as of and for the year ended December 31, 2011, we reported our operations under one reportable segment: industrial. At that time, our industrial segment consisted of nine multi-tenant industrial properties offering a combination of warehouse and office space adaptable to a broad range of tenants and uses typically catering to local and regional businesses.

As of December 31, 2012, we operated in two reportable segments: industrial and healthcare. Prior to the third quarter of 2012, we operated only in the industrial business segment. Our healthcare segment consists of the five senior-housing facilities acquired in the third and fourth quarters of 2012. These properties are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We lease our healthcare properties to three different operators, each of which comprise over ten percent of our healthcare segment revenue. Our industrial segment consists of seven multi-tenant industrial properties offering a combination of warehouse and office space adaptable to a broad range of tenants and uses typically catering to local and regional businesses. The following table represents our operating results by segment.

	Twelve Months Ended December 31, 2012			Twelve Months Ended December 31, 2011			Twelve Months Ended December 31, 2010
	Industrial	Healthcare	Consolidated	Industrial	Healthcare	Consolidated	Industrial	Healthcare	Consolidated

Rental revenues	$2,715,000	$1,222,000	$3,937,000	$2,744,000	$—	$2,744,000	$2,684,000	$—	$2,684,000
Tenant reimbursements and other income	686,000	65,000	751,000	659,000	—	659,000	613,000	—	613,000
	3,401,000	1,287,000	4,688,000	3,403,000		3,403,000	3,297,000		3,297,000
Property operating and maintenance	1,111,000	97,000	1,208,000	1,200,000	—	1,200,000	1,256,000	—	1,256,000
Net operating income	$2,290,000	$1,190,000	3,480,000	$2,203,000	$—	2,203,000	$2,041,000	$—	2,041,000
Interest income from notes receivable			(52,000)			(416,000)			(1,389,000)
General and administrative expenses			3,564,000			2,834,000			2,163,000
Asset management fees and expenses			971,000			1,489,000			1,654,000
Real estate acquisition costs			947,000			—			52,000
Depreciation and amortization			1,713,000			1,460,000			1,656,000
Interest expense			1,183,000			1,579,000			1,046,000
Reserve for advisor obligation			863,000			—			—
Impairment of notes receivable			—			1,442,000			—
Impairment of real estate			—			15,268,000			1,250,000
Loss from discontinued operation			2,825,000			32,600,000			(1,258,000)
Net loss			(8,534,000)			(54,053,000)			(3,133,000)
Net loss attributable to noncontrolling interests			1,076,000			1,995,000			2,000
Net loss attributable to common stockholders			$(7,458,000)			$(52,058,000)			$(3,131,000)

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

The following table reconciles NOI from net loss for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Net loss	$(8,534,000)	$(54,053,000)	$(3,133,000)
Interest income from notes receivable	(52,000)	(416,000)	(1,389,000)
General and administrative	3,564,000	2,834,000	2,163,000
Asset management fees and expenses	971,000	1,489,000	1,654,000
Real estate acquisition costs	947,000	—	52,000
Depreciation and amortization	1,713,000	1,460,000	1,656,000
Impairment of notes receivable	—	1,442,000	—
Impairment of real estate	—	15,268,000	1,250,000
Reserve for advisor obligation	863,000	—	—
Interest income	—	—	(4,000)
Interest expense	1,183,000	1,579,000	1,050,000
Loss (income) from discontinued operations	2,825,000	32,600,000	(1,258,000)
Net operating income	$3,480,000	$2,203,000	$2,041,000

The following table reconciles the segment activity to Consolidated Total Assets as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011	December 31, 2010
Assets

Investments in real estate, net:
Industrial	$30,665,000	$31,731,000	$51,720,000
Healthcare (Assets held in variable interest entity)	39,800,000	-	-
Held for sale - industrial	12,298,000	13,415,000	75,190,000
Total reportable segments	$82,763,000	$45,146,000	$126,910,000
Reconciliation to consolidated assets:
Cash and cash equivalents	999,000	17,388,000	2,014,000
Notes receivable	908,000	908,000	4,000,000
Notes receivable from related parties	-	-	8,000,000
Non-real estate assets associated with property held for sale	1,278,000	177,000	591,000
Deferred costs and deposits	13,000	17,000	25,000
Deferred financing costs, net	690,000	91,000	271,000
Receivable from related parties	7,000	11,000	1,000
Tenant and other receivables, net	803,000	442,000	349,000
Restricted cash	325,000	-	-
Deferred leasing commission	1,529,000	230,000	-
Other assets, net	413,000	342,000	484,000
Assets of variable interest entity held for sale	4,264,000	5,372,000	(3,648,000)
Total assets	$93,992,000	$70,124,000	$138,997,000

18. Selected Quarterly Data (unaudited)

Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements.

	Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues	$1,815,000	$1,194,000	$849,000	$882,000
Expenses	(2,480,000)	(2,458,000)	(2,525,000)	(1,803,000)
Operating loss	(665,000)	(1,264,000)	(1,676,000)	(921,000)
Interest expense, net	(477,000)	(292,000)	(161,000)	(253,000)
Loss from continuing operations	(1,142,000)	(1,556,000)	(1,837,000)	(1,174,000)
(Loss) income from discontinued operations	(1,218,000)	(16,000)	(83,000)	(1,508,000)
Net loss	(2,360,000)	(1,572,000)	(1,920,000)	(2,682,000)
Noncontrolling interests’ share in losses	290,000	258,000	225,000	303,000
Net loss applicable to common shares	$(2,070,000)	$(1,314,000)	$(1,695,000)	$(2,379,000)
Basic and diluted net loss per common share applicable to common shares	$(0.09)	$(0.06)	$(0.07)	$(0.10)
Weighted-average number of common shares outstanding:
Basic and diluted	23,028,285	23,028,285	23,028,285	23,028,285
Distributions declared per common share	$—	$—	$—	$—

	Quarters Ended
	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
Revenues	$920,000		$991,000		$952,000		$956,000
Expenses	(1,415,000)		(2,155,000	)(1)	(18,402,000	)(2)	(1,721,000)
Operating loss	(495,000)		(1,164,000)		(17,450,000)		(765,000)
Interest expense, net	(675,000)		(375,000)		(280,000)		(249,000)
Loss from continuing operations	(1,170,000)		(1,539,000)		(17,730,000)		(1,014,000)
(Loss) income from discontinued operations	(5,689,000	)(3)	55,000	(4)	(27,208,000	)(5)	242,000
Net loss	(6,859,000)		(1,484,000)		(44,938,000)		(772,000)
Noncontrolling interests’ share in losses	1,591,000		352,000		52,000		—
Net loss applicable to common shares	$(5,268,000)		$(1,132,000)		$(44,886,000)		$(772,000)
Basic and diluted net loss per common share applicable to common shares	$(0.23)		$(0.05)		$(1.95)		$(0.03)
Weighted-average number of common shares outstanding:
Basic and diluted	23,028,285		23,028,285		23,028,285		23,039,808
Distributions declared per common share	$—		$—		$0.02		$0.02

(1)	Included in expenses for the three months ended September 30, 2011 is approximately $0.4 million of real estate impairments.
(2)	Included in expenses for the three months ended June 30, 2011 is approximately $14.8 million of real estate impairments and $1.7 million of notes receivable impairment.
(3)	Included in loss from discontinued operations for the three months ended December 31, 2011 is approximately $5.6 million of real estate impairments.
(4)	Included in income from discontinued operations for the three months ended September 30, 2011 is approximately $0.2 million of real estate impairments.
(5)	Included in loss from discontinued operations for the three months ended June 30, 2011 is approximately $27.5 million of real estate impairment.

19. Subsequent Event

On January 23, 2013, we sold the 20100 Western Avenue property to MMB Management, LLC, a non-related third party, for a sale price of approximately $17.6 million. We used $8.9 million of the proceeds to pay off the GE loan related to the property. The property is located at 20100 Western Avenue, Torrance, California and is 116,433 square feet industrial building which was acquired in December 2006.

On January 28, 2013, we entered into a purchase and sale agreement for the sale of a portion of our Marathon property for $1.3 million in cash. The transaction is scheduled to close in May 2013.

On January 30, 2013, we sold our Carter Commerce Center property to Carter Commerce Center, LLC, a non-related third party, for a sale price of approximately $1.7 million. We used $0.6 million of the proceeds to pay down the Well Fargo loan related to the property. The property, located at 890 Carter Road, Orlando, Florida, is a 49,125 square feet industrial building acquired in November 2007.

On January 31, 2013, we acquired, through CHP LLC, the Danby House property, an assisted living and memory care facility located in Winston-Salem, North Carolina for $9.7 million in cash. Danby House is located at 3150 Burke Mill Road, Winston-Salem, North Carolina, with an operational capacity of 99 beds and is leased to Danby House, LLC, the current operator of the facility, pursuant to an initial 10 year long-term triple-net lease with a lessee option to renew for two additional five-year periods. As of the filing of this Annual Report, the Company is working to finalize the purchase accounting treatment related to this acquisition.

On March 11, 2013, we entered into a purchase and sale agreement for the sale of a portion of one of our Shoemaker Industrial Buildings for $0.5 million in cash. The transaction is scheduled to close in May 2013.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2010:
Allowance for doubtful accounts	$491,000	$10,000	$(90,000)	$411,000
Allowance for notes receivable	4,626,000	—	—	4,626,000
	$5,117,000	$10,000	$(90,000)	$5,037,000
Year Ended December 31, 2011:
Allowance for doubtful accounts	$411,000	$(15,000)	$(164,000)	$232,000
Allowance for notes receivable	4,626,000	1,442,000	(6,068,000)	—
	$5,037,000	$1,427,000	$(6,232,000)	$232,000
Year Ended December 31, 2012:
Allowance for doubtful accounts	$232,000	$(13,000)	$(61,000)	$158,000
Allowance for notes receivable	—	—	—	—
	$232,000	$(13,000)	$(61,000)	$158,000

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

		Initial Cost		Costs Capitalized Subsequent		Gross Amount Invested				Date		Life on which Depreciation in Latest Income Statement
Description	Encumbrance	Land	Building & Improv.	to Acquisition	Impairment	Land	Building and Improv.	Total	Accumulated Depreciation	of Construct	Date Acquired	is Computed
Shoemaker Industrial Buildings, Santa Fe Springs, CA	(1)	952,000	1,521,000	43,000	1,250,000	440,000	648,000	1,088,000	51,000	2001	06/30/06	34 years
20100 Western Avenue, Torrance, CA	—	7,775,000	11,265,000	261,000	6,905,000	4,745,000	6,209,000	10,954,000	267,000	2001	12/01/06	39 years
Marathon, Tampa Bay, FL	—	979,000	3,562,000	87,000	2,360,000	446,000	1,559,000	2,005,000	168,000	1989-1994	04/02/07	36 years
Orlando Small Bay Portfolio, Orlando, FL	(1)	6,612,000	30,957,000	239,000	12,721,000	4,053,000	16,966,000	21,019,000	1,003,000	2002-2005	11/15/07	39 years
Monroe North Commerce Center Sanford, FL	6,445,000	1,974,000	12,675,000	314,000	4,530,000	1,303,000	7,793,000	9,096,000	532,000	2002-2005	04/17/08	39 years
1830 S. Santa Fe, Santa Ana, CA	—	825,000	435,000	33,000	425,000	537,000	288,000	825,000	36,000	2010	08/05/10	39 years
Sheridan, OR	—	160,000	1,853,000	—	—	160,000	1,853,000	2,013,000	42,000		08/03/12	39 years
Fernhill, OR	—	847,000	1,681,000	—	—	847,000	1,681,000	2,528,000	43,000		08/03/12	39 years
Tigard, OR	—	1,466,000	2,786,000	—	—	1,466,000	2,786,000	4,252,000	7,000		12/24/12	39 years
Medford, OR	—	954,000	7,020,000	—	—	954,000	7,020,000	7,974,000	89,000		09/13/12	39 years
Friendswood, Galveston, TX	—	1,095,000	12,873,000	—	—	1,095,000	12,873,000	13,968,000	189,000		09/13/12	39 years
Totals	$6,445,000	$23,639,000	$86,628,000	$977,000	$28,191,000	$16,046,000	$59,676,000	$75,722,000	$2,427,000

(1)	The loan agreement with Wells Fargo Bank, National Association is secured by these properties. As of December 31, 2012, the balance related to this loan agreement was $6.5 million.
(a)	The changes in total real estate for the years ended December 31, 2012, 2011 and 2010 are as follows.

	Cost	Accumulated Depreciation
Balance at December 31, 2009	$133,117,000	$(6,842,000)
2010 Acquisitions	1,260,000	—
2010 Impairment of real estate	(2,383,000)	363,000
2010 Additions	220,000	(2,936,000)
Balance at December 31, 2010	$132,214,000	$(9,415,000)
2011 Sale of properties	(33,141,000)	722,000
2011 Impairment of real estate	(53,732,000)	9,923,000
2011 Additions	572,000	(2,080,000)
Balance at December 31, 2011	$45,913,000	$(850,000)
2012 Sale of properties
2012 Impairment of real estate	(1,057,000)	120,000
2012 Additions	30,866,000	(1,697,000)
Balance at December 31, 2012	$75,722,000	$(2,427,000)

(b)	For federal income tax purposes, the aggregate cost of our fourteen properties is approximately $119.7 million.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE CORE PROPERTIES REIT, INC.

Date: March 29, 2013	By:	/s/ Kent Eikanas
Kent Eikanas
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2013.

Name	Title

/s/ Kent Eikanas	President
Kent Eikanas	(Principal Executive Officer)

/s/ Timothy C. Collins	Chief Financial Officer
Timothy C. Collins	(Principal Financial and Accounting Officer)

/s/ Paul Danchik	Director
Paul Danchik

/s/ Daniel L. Johnson	Director
Daniel L. Johnson

EXHIBIT INDEX

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

10.1	Amended and Restated Advisory Agreement, dated September 20, 2005 (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1).

10.2	Amendment No. 1 to the Amended and Restated Advisory Agreement dated as of August 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.3	Amendment No. 2 to the Amended and Restated Advisory Agreement dated as of November 11, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.4	Agreement of Limited Partnership of Cornerstone Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-121238) filed on August 30, 2005).

10.5	Form of Employee and Director Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-121238) filed on May 25, 2005).

10.6	Purchase and Sale Agreement, dated April 28, 2006, by and between Cornerstone Operating Partnership, L.P. and Mack Deer Valley Phase II, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 18, 2006).

10.7	Purchase and Sale Agreement, dated April 6, 2006, as amended as of May 23, 2006, by and between Cornerstone Operating Partnership, L.P., Squamar Limited Partnership and IPM, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 26, 2006).

10.8	Purchase and Sale Agreement, dated June 16, 2006, by and between Cornerstone Operating Partnership, L.P. and First Industrial Harrisburg, LP (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 29, 2006).

10.9	Amendment to Agreement of Purchase and Sale, dated June 19, 2006, by and between Cornerstone Operating Partnership, L.P. and First Industrial Harrisburg, LP (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 29, 2006).

10.10	Credit Agreement, dated as of June 30, 2006, among Cornerstone Operating Partnership, L.P., Cornerstone Core Properties REIT, Inc., Cornerstone Realty Advisors, LLC, and HSH Nordbank AG, New York Branch (“Credit Agreement with HSH Nordbank AG, New York Branch”) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006).

10.11	Purchase and Sale Agreement by and between Cornerstone Operating Partnership, L.P. and See Myin & Ock Ja Kymm Family Trust dated August 17, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 13, 2006).

10.12	Amendment to Agreement of Purchase and Sale by and between Cornerstone Operating Partnership, L.P. and Myin & Ock Ja Kymm Family Trust, dated September 18, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 13, 2006).

10.13	Purchase and Sale Agreement by and between the registrant and WESCO Harbor Gateway, L.P. dated November 1, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 21, 2006).

10.14	15172 Goldenwest Circle Lease (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006).

10.15	Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and CP 215 Business Park, LLC dated March 16, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007).

10.16	Purchase and Sale Agreement (Building M-1) by and between Cornerstone Operating Partnership, L.P. and CP 215 Business Park, LLC, a California limited Liability company, dated May 2, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2007).

10.17	Purchase and Sale Agreement (Buildings W-4, W-5 and W-6) by and between Cornerstone Operating Partnership, L.P. and CP 215 Business Park, LLC, a California limited Liability company, dated May 2, 2007 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 23, 2007).

10.18	10.17 Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and LaPour Deer Valley North, LLC, an Arizona limited liability company dated August 10, 2007 (incorporated by reference to Exhibit 99.1 to the Registrants Current Report on Form 8-K filed on September 14, 2007).

10.19	Agreement of Purchase and Sale between Cornerstone Operating Partnership and Small Bay Partners, LLC dated September 14, 2007 (incorporated by reference to Exhibit 99.1 to the Registrants Current Report on Form 8-K filed on November 21, 2007)

10.20	Second Amendment to Agreement of Purchase and Sale between Cornerstone Operating Partnership and Small Bay Partners, LLC dated October 24, 2007 (incorporated by reference to Exhibit 99.2 to the Registrants Current Report on Form 8-K filed on November 21, 2007).

10.21	Loan Agreement, dated November 13 2007, by and among COP-Monroe, LLC, COP-Carter, LLC, COP-Hanging Moss, LLC and COP-Goldenrod, LLC, as borrower, and Wachovia Bank, National Association, as Lender (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 21, 2007).

10.22	Purchase and Sale Agreement, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated November 29, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2008).

10.23	First Amendment to Purchase and Sale Agreement, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated January 15, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 23, 2008).

10.24	Second Amendment to Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated January 28, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2008).

10.25	Third Amendment to Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated February 20, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2008).

10.26	Fourth Amendment to Purchase and Sale Agreement, as amended, by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated April 1, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 23, 2008).

10.27	Assumption and Amendment of Note, Mortgage and Other Loan Documents, by and between Cornerstone Operating Partnership, L.P. and TransAmerica Life Insurance Company, an Iowa corporation, dated April 17, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 23, 2008).

10.28	Promissory Note in the amount of $6,640,000.00 made as of December 14, 2009 by NANTUCKET ACQUISITION LLC, to and in favor of CORNERSTONE OPERATING PARTNERSHIP, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009).

10.29	Promissory Note (with Shared Appreciation) in the amount of $1,360,000.00 made as of December 14, 2009 by NANTUCKET ACQUISITION LLC, to and in favor of CORNERSTONE OPERATING PARTNERSHIP, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2009).

10.30	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made as of December 14, 2009, by NANTUCKET ACQUISITION LLC, as Borrower to CORNERSTONE OPERATING PARTNERSHIP, L.P., as Lender (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2009).

10.31	Operating Agreement for Nantucket Acquisition LLC dated as of December 14, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 17, 2009).

10.32	Amendment No. 3 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of June 30, 2008 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2008).

10.33	Amendment No. 4 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of June 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010).

10.34	Amendment No. 5 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of September 2, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2010).

10.35	Amendment No. 6 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of September 30, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2010).

10.36	Amendment No. 7 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of October 29, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2010).

10.37	Amendment No. 8 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of November 12, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2010).

10.38	Amendment No. 9 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2010).

10.39	Purchase and Sale Agreement dated as of June 3, 2011 by and between COP-Goldenwest, LLC and the Westminster Redevelopment Agency (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

10.40	Amendment No. 10 to Credit Agreement with HSH Nordbank AG, New York Branch dated as of July 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2011).

10.41	Assumption and Modification Agreement related to the Wells Fargo loan dated August 12, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

10.42	Purchase and Sale Agreement made as of August 31, 2011, by and between COP-Deer Valley, LLC, COP-Pinnacle Peak, LLC, and Columbia Industrial Properties Midwest, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2011).

10.43	Purchase and Sale Agreement dated August 31, 2011 by and between the Company and J3 Harmon, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2011).

10.44	Purchase and Sale Agreement made as of October 26, 2011, by and between COP- South Industrial, LLC and Damar Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2011).

10.45	Purchase and Sale Agreement made as of November 10, 2011, by and between COP- Deer Valley, LLC and COP- Pinnacle Peak, LLC and Buchanan Street Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2011).

10.46	Forbearance and First Amendment to Loan Agreement dated as of December 22, 2011 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 30, 2012).

10.47	Indemnification Agreement dated December 29, 2011 by and between the Company and Sharon C. Kaiser (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 30, 2012).

10.48	Indemnification Agreement dated December 29, 2011 by and between the Company and Stephen I. Robie (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 30, 2012).

10.49	Indemnification Agreement dated December 29, 2011 by and between the Company and Paul Danchik (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 30, 2012).

10.50	Indemnification Agreement dated December 29, 2011 by and between the Company and Jody Fouch (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 30, 2012).

10.51	Indemnification Agreement dated December 29, 2011 by and between the Company and Daniel Johnson (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 30, 2012).

10.52	Indemnification Agreement dated December 29, 2011 by and between the Company and Lee Powell Stedman (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 30, 2012).

10.53	Second Modification Agreement with Wells Fargo Bank, National Association dated as of February 13, 2012 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 30, 2012).

10.54	Lease agreement effective May 1, 2012 between COP-Western Avenue, LLC, a California Limited Liability Company, and Fujitsu Ten Corp. of America, a California Corporation, pertaining to 20100 and 20200 Western Avenue, Los Angeles, California (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012)

10.55	Loan Agreement between COP-Western Ave., LLC and General Electric Capital Corporation dated September 7, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2012).

10.56	Purchase and Sale Agreement effective April 10, 2012 and assigned to CHP Portland LLC on September 11, 2012 between CHP Portland LLC and Sheridan Care Center LLC, Sheridan Properties LLC, Fernhill Estates LLC, Fernhill Properties LLC, and Pacific Gardens Estates LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.57	Purchase and Sale Agreement effective June 1, 2012 and assigned to CHP Medford 1, LLC on September 11, 2012 between CHP Medford 1, LLC and Monterey Village (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.58	Purchase and Sale Agreement effective June 1, 2012 and assigned to SNF, LLC on September 11, 2012 between CHP Friendswood SNF, LLC and Friendswood Realty, LP (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.59	Lease Agreement between CHP Portland, LLC and Sheridan Care Center LLC, Fernhill Estates LLC, and Pacific Gardens Estates LLC dated August 3, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.60	Lease Agreement between CHP Medford 1, LLC and RSL Medford, LLC dated September 14, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.61	Lease Agreement between CHP Friendswood SNF, LLC and Mason Friendswood OP, LLC dated September 14, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.62	Loan Agreement between General Electric Capital Corporation and CHP Portland, LLC, CHP Medford 1, LLC, and CHP Friendswood SNF, LLC dated September 13, 2012 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.63	Loan Agreement between COP-Western Ave., LLC and General Electric Capital Corporation dated as of September 7, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2012 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.64	10.9 Cornerstone Healthcare Partners LLC Operating Agreement dated June 11, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.65	Purchase and Sale Agreement effective November 12, 2012 by and between Nantucket Acquisition LLC and Northbridge Communities LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.66	Purchase and Sale Agreement dated December 17, 2012 by and between the Company and Terry Wiler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2012).

10.67	Assignment of Option Right Agreement effective December 24, 2012 between Pacific Gardens Estates, LLC and CHP Tigard, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2012).

10.68	Purchase and Sale Agreement dated December 28, 2012 by and between the Company and MMB Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2013).

10.69	Purchase and Sale Agreement dated as of November 12, 2012 and assigned to Cornerstone Healthcare Real Estate Fund, Inc. on January 31, 2013 between Cornerstone Healthcare Real Estate Fund, Inc. and IP-Winston Salem Health Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2013).

10.70	Term Loan and Security Agreement between The PrivateBank and Trust Company and HP Winston-Salem, LLC dated January 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2013).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document