Form 10-Q
period 2013-03-31
Cornerstone Core Properties REIT, Inc.
filed 2013-05-15
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52566

CORNERSTONE CORE PROPERTIES

REIT, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	73-1721791
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1920 MAIN STREET, SUITE 400, IRVINE, CA	92614
(Address of principal executive offices)	(Zip Code)

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

As of May 13, 2013 we had 23,028,285 shares issued and outstanding.

FORM 10-Q

Cornerstone Core Properties REIT, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$6,409,000	$999,000
Assets held in variable interest entity:
Land	5,494,000	4,521,000
Buildings and improvements, net	27,049,000	23,093,000
Furniture and fixtures, net	3,568,000	2,750,000
Intangible lease assets, net	3,188,000	2,650,000
Certificate of need (license)	9,898,000	6,786,000
Total assets held in variable interest entity	49,197,000	39,800,000
Notes receivable (Note 8)	908,000	908,000
Deferred financing costs, net	510,000	690,000
Receivable from related parties (Note 14)	31,000	7,000
Tenant and other receivables, net	395,000	512,000
Restricted cash	206,000	325,000
Deferred leasing commission, net	1,546,000	1,340,000
Other assets, net	190,000	296,000
Real estate held for sale, net (Note 17)	30,454,000	42,963,000
Non-real estate assets associated with real estate held for sale (Note 17)	585,000	1,888,000
Assets of variable interest entity held for sale (Note 17)	4,168,000	4,264,000
Total assets	$94,599,000	$93,992,000

LIABILITIES AND EQUITY (DEFICIT)

Accounts payable and accrued liabilities	$600,000	$511,000
Payable to related parties	59,000	136,000
Prepaid rent, security deposits and deferred revenue	150,000	72,000
Security deposit	1,133,000	852,000
Distribution payable	4,000	—
Liabilities associated with real estate held for sale (Note 17)	12,650,000	22,762,000
Liabilities held in variable interest entity:
Loan payable	35,725,000	28,450,000
Liabilities of variable interest entity held for sale (Note 17)	2,458,000	2,452,000
Total liabilities	52,779,000	55,235,000
Commitments and contingencies (Note 16)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2013 and December 31, 2012
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,028,285 shares issued and outstanding at March 31, 2013 and December 31, 2012 respectively	23,000	23,000
Additional paid-in capital	117,226,000	117,226,000
Accumulated deficit	(72,988,000)	(76,206,000)
Total stockholders’ equity	44,261,000	41,043,000
Noncontrolling interest	(2,441,000)	(2,286,000)
Total equity	41,820,000	38,757,000
Total liabilities and equity	$94,599,000	$93,992,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental revenues	$1,285,000	$—
Tenant reimbursements and other income	102,000	—
Interest income from notes receivable	13,000	13,000
	1,400,000	13,000
Expenses:
Property operating and maintenance	143,000	—
General and administrative	1,032,000	1,034,000
Asset management fees and expenses	297,000	215,000
Real estate acquisition costs	136,000	—
Depreciation and amortization	460,000	—
	2,068,000	1,249,000
Operating loss	(668,000)	(1,236,000)

Other income and expense:
Interest expense	(451,000)	—
Loss from continuing operations	(1,119,000)	(1,236,000)

Discontinued operations:
Income (loss) before impairments & gain on sales or real estate	7,000	(307,000)
Impairment of real estate asset held for sale	—	(1,140,000)
Gain on sales of real estate, net	4,051,000	—
Income (loss) from discontinued operations	4,058,000	(1,447,000)

Net income (loss)	2,939,000	(2,683,000)
Noncontrolling interests’ share in losses	279,000	303,000
Net income (loss) attributable to common stockholders	$3,218,000	$(2,380,000)
Basic and diluted income (loss) income per common share
Continuing operations	$(0.05)	$(0.05)
Discontinued operations	0.19	(0.05)
Net income (loss) applicable to common shares	$0.14	$(0.10)

Weighted average shares used to calculate basic and diluted net loss per common share	23,028,285	23,028,285

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2013

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2013	23,028,285	$23,000	$117,226,000	$(76,206,000)	$41,043,000	$(2,286,000)	$38,757,000
Issuance of common stock	—	—	—	—	—	—	—
Reduction of excess offering costs	—	—	—	—	—		—
Dividends paid to noncontrolling interests	—	—	—	—	—	(27,000)	(27,000)
Noncontrolling interest contribution	—	—	—	—	—	151,000	151,000
Net income	—	—	—	3,218,000	3,218,000	(279,000)	2,939,000
Balance — March 31, 2013	23,028,285	$23,000	$117,226,000	$(72,988,000)	$44,261,000	$(2,441,000)	$41,820,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,939,000	$(2,683,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	35,000	61,000
Depreciation and amortization	713,000	381,000
Straight-line rents and amortization of acquired above (below) market leases, net	(129,000)	4,000
Bad debt expense (recovery), net	—	(6,000)
Impairment of real estate	—	1,140,000
Gain on sales of real estate, net	(4,051,000)	—
Change in operating assets and liabilities:
Tenant and other receivables, net	279,000	63,000
Prepaid and other assets	165,000	(60,000)
Leasing commission	(247,000)	25,000
Restricted cash, net	120,000	—
Prepaid rent, security deposit and deferred revenues	55,000	(89,000)
Receivables from related parties	(101,000)	74,000
Deferred costs and deposits	8,000	3,000
Accounts payable and accrued expenses	(41,000)	287,000
Net cash used in operating activities	(255,000)	(800,000)

Cash flows from investing activities
Real estate acquisitions and capitalized costs	(9,821,000)	—
Real estate improvements	(5,000)	(24,000)
Proceeds from real estate dispositions	17,817,000	—
Net cash provided by (used in) investing activities	7,991,000	(24,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable	7,275,000	—
Security deposits refunded/received, net	13,000	43,000
Repayment of notes payable	(9,715,000)	(7,673,000)
Non-controlling interest contribution	151,000	—
Distributions paid to noncontrolling interest	(23,000)	—
Deferred financing costs	(79,000)	(44,000)
Net cash used in financing activities	(2,378,000)	(7,674,000)
Net increase (decrease) in cash	5,358,000	(8,498,000)
Cash and cash equivalents - beginning of period	1,067,000	17,483,000
Cash and cash equivalents - end of period (including cash of VIE)	6,425,000	8,985,000
Less cash and cash equivalents of VIE held for sale – end of period (see Note 11)	(16,000)	(49,000)
Cash and cash equivalents – end of period	$6,409,000	$8,936,000

NON CASH INVESTING AND FINANCING
Supplemental disclosure of cash flow information:
Cash paid for interest	$558,000	$266,000
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	$4,000	—
Accrued real estate improvements	$12,000	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Cornerstone Healthcare Partners LLC (“CHP LLC”), a Delaware limited liability company, was formed on June 11, 2012. At March 31, 2013, we owned a 95% interest in CHP LLC and Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of the Advisor, owned 5%.

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with generally accepted accounting principles of the United States of America (“GAAP”) and in conjunction with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain amounts have been reclassified for prior periods to conform to current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the condensed consolidated balance sheets and the related operating results reclassified from continuing to discontinued operations on the condensed consolidated income statements. Additionally certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying financial information reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2012 Annual Report on Form 10-K as filed with the SEC on March 29, 2013. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts reclassified are required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The amendments in ASU 2013-02 will be effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 was effective for us on January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on the consolidated financial statement presentation.

3. Fair Value Measurements

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

As of March 31, 2013 and December 31, 2012, the fair value of notes receivable was $1.0 million compared to the carrying value of $0.9 million. The fair value of notes receivable was estimated by discounting the expected cash flows at current market rates at which management believes similar loans would be made. To estimate fair value at March 31, 2013, we discounted the expected cash flows using a rate of 10.00%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of March 31, 2013 and December 31, 2012, the fair value of notes payable was $48.5 million and $51.0 million compared to the carrying value of $47.9 million and $50.3 million, respectively. The fair value of notes payable is estimated by discounting the contractual cash payments at current market rates at which management believes similar loans would be made. To estimate fair value at March 31, 2013, we utilized discount rates ranging from 2.6% to 5.0%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes payable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate and to value properties classified as held for sale, we were required to assess whether an adjustment to the carrying value of certain assets to reflect their estimated fair values, less selling costs, was required during the first quarter of 2013 (see Note 4). No impairments were recorded during the three months ended March 31, 2013.

At March 31, 2013 and December 31, 2012, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

4. Investments in Real Estate

As of March 31, 2013, our portfolio consisted of thirteen purchased properties which were approximately 77.4% leased. The following table provides summary information regarding our properties.

Property (1)	Location	Date Purchased	Square Footage	Purchase Price	Debt		Mar. 31, 2013 % Leased
Healthcare:
Sheridan Care Center	Sheridan, OR	August 3, 2012	13,912	$4,100,000	$2,800,000		100.0%
Fern Hill Care Center	Portland, OR	August 3, 2012	13,344	4,500,000	3,000,000		100.0%
Farmington Square	Medford, OR	September 14, 2012	32,557	8,500,000	5,800,000		100.0%
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	56,968	15,000,000	10,700,000		100.0%
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	28,514	8,140,000	6,150,000		100.0%
Danby House	Winston-Salem, NC	January 31, 2013	27,135	9,700,000	7,275,000		100.0%
Subtotal Healthcare:			172,430	49,940,000	35,725,000		100.0%
Industrial (2):
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—		51.4%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	4,450,000	—		46.3%
Orlando Small Bay (“OSB”) Portfolio:
Goldenrod Commerce Center	Orlando, FL	November 15, 2007	78,646				84.0%
Hanging Moss Commerce Center	Orlando, FL	November 15, 2007	94,200				78.9%
Monroe South Commerce Center	Sanford, FL	November 15, 2007	172,500				68.7%
Subtotal OSB			345,346	32,504,000	5,774,000	(2)	75.0%
Monroe North Commerce Center	Sanford, FL	April 17, 2008	181,348	14,275,000	6,389,000	(2)	70.5%
1830 Santa Fe	Santa Ana, CA	August 5, 2010	12,200	1,315,000	—		100.0%
Subtotal Industrial:			609,835	54,944,000	12,163,000		71.0%
Total			782,265	$104,884,000	$47,888,000		77.4%

(1)	The above tables exclude Sherburne Commons Residences, LLC (“Sherburne Commons”), a variable interest entity (“VIE”) for which we became the primary beneficiary and began consolidating its financial results as of June 30, 2011. As of October 19, 2011, Sherburne Commons was classified as held for sale (See Note 17).
(2)	The industrial properties have been classified as held for sale as of March 31, 2013 (see Note 17).

As of March 31, 2013, our adjusted cost and accumulated depreciation and amortization related to investments in real estate and related intangible lease assets and liabilities, including the CHP LLC acquisitions, were as follows:

Healthcare	Land	Buildings and Improvements	Furniture and Fixture	In-Place Lease Value	CON
Investments in real estate and related intangible lease assets (liabilities)	$5,494,000	$27,455,000	$3,893,000	$3,326,000	$9,898,000
Less: accumulated depreciation and amortization	—	(406,000)	(325,000)	(138,000)	—
Net investments in real estate and related intangible lease assets (liabilities)	$5,494,000	$27,049,000	$3,568,000	$3,188,000	$9,898,000

Industrial - Held for sale	Land	Buildings and Improvements	Acquired Above- Market Leases	In-Place Lease Value	Acquired Below- Market Leases
Investments in real estate and related intangible lease assets (liabilities)	$6,421,000	$26,014,000	$400,000	$845,000	$(491,000)
Less: accumulated depreciation and amortization	—	(2,006,000)	(384,000)	(836,000)	491,000
Net investments in real estate and related intangible lease assets (liabilities)	$6,421,000	$24,008,000	$16,000	$9,000	$—

Depreciation expense associated with buildings and improvements, including real estate held for sale, for the three months ended March 31, 2013 and 2012 was $0.6 million and $0.3 million, respectively. We are required to make subjective assessments as to the useful lives of our depreciable assets. In making such assessments, we consider each asset’s expected period of future economic benefit to estimate the appropriate useful lives.

Net amortization expense associated with the intangible lease assets and liabilities, including those associated with real estate held for sale, for the three months ended March 31, 2013 and 2012 was $75,000 and $3,000, respectively. Estimated net amortization expense for April 1, 2013 through December 31, 2013 and for each of the five following years ending December 31 is as follows:

Amortization of Intangible Lease Assets
April 1, 2013 to December 31, 2013	$231,000
2014	$302,000
2015	$300,000
2016	$294,000
2017	$294,000
2018 and thereafter	$1,792,000

Impairments

In accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment (“ASC 360”), we regularly conduct comprehensive reviews of our real estate assets for impairment. ASC 360 requires that asset values be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable.

Indicators of potential impairment include the following:

•	Changes in strategy resulting in a decreased holding period;
•	Decreased occupancy levels;
•	Deterioration of the rental market as evidenced by rent decreases over numerous quarters;
•	Properties adjacent to or located in the same submarket as those with recent impairment issues;
•	Significant decrease in market price
•	Tenant financial problems.

We recorded no impairment charges related to properties held and used for the three months ended March 31, 2013 and 2012.

Real Estate Held for Sale

In the fourth quarter of 2011, we reclassified Nantucket Acquisition LLC, a VIE for which we are the primary beneficiary, to real estate held for sale. The financial results for this property have been reclassified to discontinued operations for all periods presented (see Note 17). In the fourth quarter of 2012, we listed the 20100 Western Avenue (“Western Avenue”) and Carter Commerce Center (“Carter”) properties for sale and reclassified their financial results for all periods presented to discontinued operations (See Note 17). On January 28, 2013, we entered into a purchase and sale agreement for the sale of a portion of our Marathon property for $1.3 million in cash which is scheduled to close in May 2013. On February 26, 2013, our board of directors resolved to sell the remaining industrial properties and in early March 2013, these properties were listed for sale. On March 11, 2013, we entered into a purchase and sale agreement for the sale of a portion of one of our Shoemaker Industrial Buildings for $0.5 million in cash which is scheduled to close in May 2013. The financial results of the industrial properties for all periods presented have been reclassified to discontinued operations (See Note 17).

When assets are classified as held for sale, they are recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. Accordingly, in the first quarter of 2012, we assessed Sherburne Commons, the property owned by Nantucket Acquisition LLC, to determine whether its carrying value exceeded its estimated fair value, net of estimated selling costs. Consequently, we recorded an impairment charge of $1.1 million in the first quarter of 2012. We estimated fair value, net of estimated selling costs, for Sherburne Commons based on a formal offer to acquire the property received from an independent third party. The property was deemed to be a Level 2 asset as our estimate of fair value was based on a non-binding purchase offer. We do not believe that this asset was a Level 1 asset as a purchase and sale agreement had not been signed as of the valuation date, giving the potential buyer the right to opt out of the transaction at its discretion (see Note 17). In the first quarter of 2013, we assessed whether the fair values, net of estimated selling costs, for our industrial properties exceeded their carrying values. We estimated fair value, net of estimated selling costs, for these properties utilizing a discounted cash flow model with Level 3 inputs. For our industrial properties, we used a capitalization rate of 8.00% and a discount rate of 8.52%. Based on this assessment, no impairment was recorded in the first quarter of 2013.

Leasing Commissions

Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of March 31, 2013 and December 31, 2012, the balance of capitalized leasing commissions was $1.5 million and $1.3 million, respectively. Amortization expense for the three months ended March 31, 2013 and 2012 was $32,000 and $0, respectively.

5. Real Estate Acquisitions

Winston-Salem, North Carolina

On January 31, 2013, we acquired Danby House, an assisted living and memory care facility located in Winston-Salem, North Carolina (“Danby House”) for $9.8 million. The facility is leased to Danby House, LLC, the prior operator of the facility, pursuant to a long-term triple-net lease. The initial lease term is ten years with a lessee option to renew for two additional five-year periods.

The Danby House transaction was accounted for as an asset purchase. Under asset purchase accounting, the assets and liabilities of acquired properties are recorded as of the acquisition date at their respective fair values and consolidated in our financial statements. The following sets forth the allocation of the purchase price of the property acquired in the first quarter of 2013 as well as the associated acquisitions costs, which have been capitalized or expensed as described below. The allocation is preliminary and subject to change as we finalize our analysis in the second quarter of 2013.

Danby House
Land	$973,000
Buildings & improvements	3,859,000
Site improvements	292,000
Furniture & fixtures	978,000
In-place leases, legal and marketing costs	606,000
Certificate of need	3,113,000
Real estate acquisition and capitalized costs	$9,821,000
Acquisition fees paid to advisor, expensed	$136,000
Third-party acquisition cost, capitalized (included above)	$121,000

6. Allowance for Doubtful Accounts

Allowance for doubtful accounts was $33,000 and $0.2 million as of March 31, 2013 and December 31, 2012, respectively.

7. Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily notes receivable and the note receivable from related party. Refer to Notes 8 and 9 with regard to credit risk evaluation of notes receivable and the note receivable from related party, respectively. Our cash is generally invested in investment-grade short-term instruments. As of March 31, 2013 we had cash accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of March 31, 2013, excluding the VIE held for sale, we owned two properties in the state of California, five properties in the state of Florida, four properties in the state of Oregon, one property in the state of Texas and one in North Carolina. Accordingly, there is a geographic concentration of risk subject to economic conditions in these states.

8. Notes Receivable

Notes receivable represents the combined balances due from the two real estate loans to Servant Investments, LLC (“SI”) and Servant Healthcare Investments, LLC (“SHI”) (collectively “Servant”). When the loans were negotiated, Servant was a sub-advisor in an alliance with the managing member of our Advisor.

On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows from operations. It is our policy to recognize interest income on the reserved loan on a cash basis.

The $1.0 million principal balance is payable pursuant to a promissory note from SHI which provides for interest at a fixed rate of 5.00% per annum. A principal payment of $0.7 million, plus any accrued and unpaid interest, is due on December 22, 2013 and the remaining balance of $0.3 million, plus any accrued and unpaid interest, is due on December 22, 2014.

As of March 31, 2013 and December 31, 2012, the SHI note receivable balance was $0.9 million. For the three months ended March 31, 2013 and 2012, interest income related to the note receivable were $13,000. The loan is current on all interest income payments as of March 31, 2013. We determined that Servant is not a variable interest entity and there is no requirement to include this entity in our condensed consolidated balance sheets and condensed consolidated statements of operations.

9. Note Receivable from Related Party

This represents a note receivable from the participating first mortgage loan to Nantucket Acquisition LLC (“Nantucket”), a Delaware limited liability company owned and managed by Cornerstone Ventures Inc., an affiliate of our Advisor. The loan was made in connection with Nantucket Acquisition’s purchase of Sherburne Commons and matures on January 1, 2015 with no option to extend and bears interest at a fixed rate of 8.0% for the term of the loan. Interest is payable monthly with the principal balance due at maturity. We have not recorded any interest income on this loan for the three months ended March 31, 2013 and 2012.

Our quarterly evaluation of collectability involves judgment, estimates, a review of the underlying collateral and review of the Nantucket business model and projected future cash flows from operations. For our financial reporting purposes, Nantucket is considered a VIE as we are the primary beneficiary due to our enhanced ability to direct the activities of the VIE. Therefore, we have consolidated the operations since June 30, 2011 and, accordingly, eliminated the note receivable from related party in consolidation (see Note 11). For the three months ended March 31, 2013 and 2012, we recorded impairment changes of $0 and $1.1 million, respectively.

For the three months ended March 31, 2013 and 2012, the note receivable balance increased by $0.1 million to fund for Sherburne Commons’ operating shortfalls. We expect that additional future disbursements to fund the operating shortfalls will be required while efforts are made to sell the property. The following table reconciles the note receivable from Nantucket Acquisition from January 1, 2013 to March 31, 2013 and from January 1, 2012 to March 31, 2012:

	2013	2012
Balance at January 1,	$—	$—
Additions:
Additions to note receivable from related party	142,000	125,000
Deductions:
Repayments of note receivable from related party	—	—
Elimination of balance in consolidation of VIE	(142,000)	(125,000)

Balance at March 31,	$—	$—

10. Receivable from Related Party

The receivable from related party primarily consists of the “excess organization and offering costs” (defined below) paid to the Advisor related to our follow-on offering which terminated on June 10, 2012. According to our Advisory Agreement, within sixty days after the end of the month in the offering terminates, our Advisor is obligated to reimburse us the organization and offering expenses that exceeds 3.5% of our offering gross proceeds. Consequently, we recorded a receivable from our Advisor for $1.0 million, but reserved the full amount based our collectability analysis. On December 31, 2012, we reduced our reserve by $125,000 as this amount was collected in the first quarter of 2013 (See Note 14).

11. Consolidation of Variable Interest Entities

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

Nantucket Acquisition

As of March 31, 2013, we had a variable interest in a VIE in the form of a note receivable from Nantucket Acquisition in the amount of $9.3 million (see Note 9). As a result of our issuing a notice of default with respect to the note, we determined that we were the primary beneficiary of the VIE. Therefore, we began consolidating the operations as of June 30, 2011. Assets of the VIE may only be used to settle obligations of the VIE and creditors of the VIE have no recourse to the general credit of the Company. In October 2011, the Sherburne Commons property was reclassified to real estate held for sale and the related assets and liabilities are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale on our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012. Operating results for the property have been reclassified to discontinued operations on our condensed consolidated statement of operations for the three months ended March 31, 2013 and 2012.

In the second quarter of 2012, we received a formal offer from an independent third party to acquire the property. Based upon this evidence and management’s plan to sell the property, we determined that the offer, less estimated selling costs, approximates fair value. Consequently, we recorded an impairment charge of $1.1 million in the first quarter of 2012. As of the valuation date, our property interest was deemed to be a Level 2 asset as our estimate of fair value was based on a non-binding purchase offer. We do not believe that this asset was a Level 1 asset as a purchase and sale agreement had not been signed as of the valuation date, giving the potential buyer the right to opt out of the transaction at its discretion. No impairment charge was taken in 2013.

Cornerstone Healthcare Partners LLC

On June 11, 2012, we formed CHP LLC, a Delaware limited liability company, with CHREF, an affiliate of the Advisor. The entity was formed to purchase healthcare related properties as part of the Company’s repositioning strategy. At March 31, 2013, we owned a 95% interest in CHP LLC and CHREF owned a 5% interest in the entity. As the equity holders are related parties and have voting rights that are disproportionate to their economic interests in CHP LLC, we determined that entity is a VIE. As we have control over the entity, along with the right to receive a majority of the expected residual returns and the obligation to absorb a majority of the expected losses of the entity, we determined that we were the primary beneficiary of the VIE. Consequently, we have consolidated the operations of the VIE.

As of March 31, 2013, the Company has not provided, and is not required to provide, financial support to the VIE except for the services provided to the VIE in its capacity as manager. There are no arrangements requiring the Company to provide additional financial support to the VIE, including circumstances in which the VIE could be exposed to further losses. The properties that were purchased through the VIE are mortgaged by a secured loan (see Note 15). This loan is secured by the healthcare properties purchased through the VIE and has no recourse to our general credit.

12. Payable to Related Parties

Payable to related parties at March 31, 2013 and December 31, 2012 consists of expense reimbursements payable to the Advisor.

13. Equity

Common Stock

As of March 31, 2013 and December 31, 2012, we had cumulatively issued 20.9 million shares of common stock for a total of $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. We are not currently offering our shares of common stock for sale.

Distributions

Our distribution reinvestment plan was suspended indefinitely effective December 2010. At this time, we cannot provide any assurance as to if or when we will resume our distribution reinvestment plan. Consequently, we did not pay any distributions to stockholders for the three months ended March 31, 2013 and 2012.

Stock Repurchase Program

Our board of directors suspended repurchases under the program effective December 31, 2010. At this time, we can make no assurance as to when and on what terms repurchases will resume.

14. Related Party Transactions

Our company has no employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. We have an Advisory Agreement entitling our Advisor to specified fees for certain services, investment / disposition of funds in real estate projects, reimbursement of organizational and offering costs incurred by the Advisor and certain other reimbursable costs and expenses incurred by the Advisor including, but not limited to, the following:

Acquisition Fees and Expenses - Pay our Advisor acquisition fees not to exceed 2.0% of the purchase price of an acquired property and any out of pocket expenses. For the three months ended March 31, 2013 and 2012, the Advisor earned $0.1 million and $0 of acquisition fees, respectively which are included in real estate acquisition costs on our Condensed Consolidated Statements of Operations.

Asset Management Fees and Expenses - Pay our Advisory a monthly asset management fee equal to one-twelfth of 0.75% of the Average Invested Assets (as defined in the Advisory Agreement). For the three months ended March 31, 2013 and 2012, the Advisor earned $0.2 million and $0.2 million, respectively, which were expensed and included in asset management fees and expenses in our Condensed Consolidated Statements of Operations.

Additionally, we will reimburse our Advisor for any direct and indirect costs and expenses incurred in providing asset management services to us, including personnel and related employment costs. For the three months ended March 31, 2013 and 2012, the Advisor was reimbursed $74,000 and $44,000, respectively, and these costs are included in asset management fees and expenses in our Condensed Consolidated Statements of Operations.

Disposition Fee - Pay our Advisor a disposition fee not greater than 3% of the sales price of the property or properties upon closing. This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. For the three months ended March 31, 2013 and 2012, the Advisor earned $0.4 million and $0, respectively.

Organizational and Offering Costs – Pay our Advisor for reimbursement of any organizational and offering costs (“O&O”), but in no event will we have any obligation to reimburse the Advisor for costs in excess of 3.5% of the gross offerings raised. For the three months ended March 31, 2013 and 2012, we did not incur any such costs.

On June 10, 2012, our follow-on offering was terminated and per our Advisory Agreement, the Advisor is obligated to reimburse us O&O costs paid by us related to our follow-on offering that exceeded 3.5% of the gross proceeds of the offering. As of June 10, 2012, we had reimbursed our Advisor a total of $1.1 million in organizational and offering costs related to our follow-on offering, of which $1.0 million was in excess of the contractual limit. Consequently, in the second quarter of 2012, we recorded a receivable from the Advisor for $1.0 million reflecting the excess reimbursement. However, as a result of our evaluation of various factors related to collectability of this receivable, we reserved the full amount of the receivable as of June 30, 2012. On December 31, 2012, we reduced our reserve by $0.1 million as we collected this amount in early 2013. No assurances can be made when additional payments, if any, will occur.

Operating Expenses – Pay our Advisor’s direct and indirect costs the Advisor has incurred of providing administrative and management services to us. For the three months ended March 31, 2013 and 2012, $0.3 million and $0.3 million of such costs, respectively. These costs are included in general and administrative expenses in our Condensed Consolidated Statements of Operations.

Per our charter and our Amended and Restated Advisory Agreement, our board of directors has the responsibility of limiting our total operating expenses for the trailing four consecutive quarters to amounts that do not exceed the greater of 2% of our average invested assets or 25% of our net income, calculated in the manner set forth in our charter, unless a majority of the directors (including a majority of the independent directors) has made a finding that, based on unusual and non-recurring factors that they deem sufficient, a higher level of expenses is justified (the “2%/25% Test”). In the event that a majority of the directors (including a majority of the independent directors) does not determine that such excess expenses are justified, our Advisor must reimburse to us the amount of the excess expenses paid or incurred (the “Excess Amount”).

For the trailing four-fiscal-quarter period ended March 31, 2013, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $4.6 million and incurred an Excess Amount of approximately $2.9 million. Our board of directors, including a majority of our independent directors, has determined that this Excess Amount is justified as unusual and non-recurring factors because of our small size (for a public reporting company) and the costs of repositioning of our real estate investments. Notwithstanding such justification and as a condition to such justification, the Advisor has again agreed that the Excess Amount the trailing four-fiscal-quarter period ended March 31, 2013 shall be carried over and included in total operating expenses in the subsequent periods for purposes of the 2%/25% Test, with any waiver dependent on our Advisor’s continued satisfactory progress with respect to executing the strategic repositioning alternative chosen by the independent directors.

During the trailing four-fiscal-quarter period ended December 31, 2012, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income as we incurred operating expenses of approximately $4.5 million and incurred an Excess Amount of approximately $2.5 million. Our board of directors, including a majority of our independent directors, determined that this Excess Amount was justified as unusual and non-recurring factors because of our small size (for a public reporting company) and the costs of repositioning of our real estate investments. A condition of such justification was that the Excess Amount the trailing four-fiscal-quarter period ended December 31, 2012 shall be carried over and included in total operating expenses in subsequent periods for purposes of the 2%/25% Test, with any waiver dependent on our Advisor’s continued satisfactory progress with respect to executing the strategic repositioning alternative chosen by the independent directors. Therefore, we incurred cumulative operating expenses of approximately $5.9 million and incurred an Excess Amount of approximately $3.8 million for the five-trailing fiscal-quarters ended March 31, 2013. The board of directors, including the independent directors, has unanimously resolved to permanently waive the Advisor’s reimbursement obligation with respect to amounts due for excess incurred in the fifth quarter ended March 31, 2012, which totals $1.2 million and carried over the remaining trailing four quarters.

We believe that the Company’s projected operating expenses are likely to exceed the 2%/25% test while pursuing our repositioning strategy and growth in assets under management. Accordingly, the board of directors and the Advisor have agreed that any Excess Amounts of future quarters shall be carried forward to and included in the total cumulative trailing operating expense for such subsequent periods, with any future waiver or adjustments dependent upon the Advisor’s continued satisfactory progress executing the strategic repositioning and cost containment initiatives. The board of directors will continue to monitor the appropriateness of the expenses and the Advisor’s fees and consider options to reduce the Company’s expense structure.

Property Management and Leasing Fees and Expenses - For the three months ended March 31, 2013 and 2012, the Advisor earned property management fees of $36,000 and $2,000, respectively. For the three months ended March 31, 2013 and 2012, the Advisor earned leasing fees of $0.2 million and $0, respectively. The lease fees are capitalized and amortized to the property operating and maintenance expenses in our condensed consolidated statements of operations.

15. Notes Payable

Our total debt obligations are $47.9 million and will mature in 2014 through 2017. Our capitalized financing costs are $0.9 million and $1.1 million as of March 31, 2013 and December 31, 2012, respectively. These financing costs have been capitalized and are being amortized over the life of their respective financing agreements. For the three months ended March 31, 2013 and 2012, $35,000 and $61,000, respectively, of deferred financing costs were amortized and included in interest expense in our Condensed Consolidated Statements of Operations.

Wells Fargo Bank, National Association

On January 31, 2013, we sold our Carter property for cash proceeds of $1.7 million and used $0.6 million to pay down the loan with Wells Fargo Bank, National Association (“Wells Fargo”). As of March 31, 2013 and December 31, 2012, we had net borrowings of approximately $5.8 million and $6.5 million, respectively, under the Wells Fargo loan agreement secured by the Goldenrod Commerce Center, Hanging Moss Commerce Center and Monroe South Commerce Center properties. The weighted-average interest rate for the three months ended March 31, 2013 and the year ended December 31, 2012 was 3.5% and 3.66%, respectively. During the three months ended March 31, 2013 and 2012, we incurred $52,000 and $107,000 of interest expense, respectively. As of March 31, 2013, we were in compliance with all financial covenants.

The principal payments, adjusted after the Carter sale, due on the Wells Fargo loan for April 1, 2013 to December 31, 2013 and for each of the five following years ending December 31 is as follows:

Year	Principal Amount
April 1, 2013 to December 31, 2013	$270,000
2014	$5,504,000
2015	$—
2016	$—
2017 and thereafter	$—

Transamerica Life Insurance Company

As of March 31, 2013 and December 31, 2012, we have an outstanding balance of $6.4 million, under this Transamerica Life Insurance Company (“Transamerica”) loan agreement secured by the Monroe North Commerce Center Property. During the three months ended March 31, 2013 and 2012, we incurred $95,000 and $98,000 of interest expense, respectively, related to this Transamerica loan.

General Electric Capital Corporation – Healthcare Properties

As of March 31, 2013 and December 31, 2012, we have an outstanding balance of $28.5 million under this General Electric Capital Corporation (“GE”) loan agreement secured by the Sheridan Care Center, Fern Hill Care Center, Farmington Square, Friendship Haven Healthcare and Rehabilitation Center and Pacific Health and Rehabilitation Center properties. During the three months ended March 31, 2013 and 2012, we incurred $0.4 million and $0, respectively of interest expense under this GE loan.

General Electric Capital Corporation – Western Property

On January 23, 2013, we sold the 20100 Western Avenue property for cash proceeds of $17.6 million and paid off the entire balance of the related Western Avenue loan. During the three months ended March 31, 2013 and 2012, we incurred $26,000 and $0, respectively of interest expense related to this loan.

The Private Bank

On January 31, 2013, we entered into a loan agreement with The Private Bank for a loan (the “PB Loan”) in the aggregate principal amount of $7.3 million secured by a first lien security interest in the Danby House facility. The PB Loan, which bears interest at one-month LIBOR (London Interbank Offer Rate) plus 4.00%, with a LIBOR floor of 1.00% or the Prime Rate plus 1.75%, with an all-in floor of 5.00%, matures on January 30, 2016, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the PB Loan will become due. The PB Loan amortizes over 25 years, with principal amounts being paid into a sinking fund. The PB Loan may be prepaid with no penalty if refinanced through the U.S. Department of Housing and Urban Development (“HUD”). During the three months ended March 31, 2013 and 2012, we incurred $61,000 and $0, respectively of interest expense related to the PB Loan.

Year	Principal Amount

April 1, 2013 to December 31, 2013	$156,000
2014	$170,000
2015	$179,000
2016	$6,770,000
2017 and thereafter	$—

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

On January 23, 2013, we sold Western Avenue to MMB Management, LLC, an unrelated third party, for a sale price of approximately $17.6 million. We used $8.9 million of the proceeds to pay off the GE loan related to the property. The property is located at 20100 Western Avenue, Torrance, California and is a 116,433 square feet industrial building which was acquired in December 2006.

On January 30, 2013, we sold our Carter Commerce Center property to Carter Commerce Center, LLC, an unrelated third party, for a sale price of approximately $1.7 million. We used $0.6 million of the proceeds to pay down the Well Fargo loan related to the property. The property, located at 890 Carter Road, Orlando, Florida, is a 49,125 square feet industrial building acquired in November 2007.

Assets Held for Sale

On February 26, 2013, our board of directors resolved to sell all the remaining industrial properties. Therefore, the assets and liabilities of properties for which we have initiated plans to sell, but have not yet sold as of March 31, 2013, have been classified as assets and liabilities held for sale on the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2013, this represents the assets and liabilities of our Shoemaker, Marathon, Goldenrod, Hanging Moss, Monroe South, Monroe North and Santa Fe properties. The December 31, 2012 balance will include all the same properties plus our Western and Carter properties which were sold in the first quarter of 2013. The results of operations for the properties held for sale or sold are presented in discontinued operations on the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012.

Assets of Variable Interest Entity Held for Sale

In the fourth quarter of 2011, our board of directors authorized us to actively market the Sherburne Commons property, a VIE that we began consolidating on June 30, 2011 (see Note 11). The assets and liabilities of properties for which we have initiated plans to sell, but have not yet sold as of March 31, 2013 have been classified as assets of VIE held for sale and liabilities of VIE held for sale on the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2013 and December 31, 2012, this represents the assets and liabilities of the Sherburne Commons property. The results of operations for the VIE held for sale are presented in discontinued operations on the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012.

The following is a summary of the components of (loss) income from discontinued operations for the three months and three months ended March 31, 2013 and 2012:

	Three Months Ended March 31
	2013	2012

Rental revenues, tenant reimbursements and other income	$1,342,000	$1,395,000
Operating expenses and real estate taxes	(1,082,000)	(1,321,000)
Depreciation and amortization	(253,000)	(381,000)
Impairment of real estate	—	(1,140,000)
Gain on sales of real estate net	4,051,000	—
Income (loss) from discontinued operations	$4,058,000	$(1,447,000)

FASB ASC 360 requires that assets classified as held for sale be carried at the lesser of their carrying amount or estimated fair value, less estimated selling costs. Accordingly, we recorded an impairment charge of $1.1 million in the first quarter of 2012 to record the Sherburne Commons property at its estimated fair value, less estimated selling costs (see Note 11).

The following table presents balance sheet information for the properties classified as held for sale as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Investments in real estate held for sale:
Land	$6,421,000	$11,525,000
Buildings and improvements, net	24,008,000	31,406,000
Intangible lease assets, net	25,000	32,000
Real estate held for sale, net	$30,454,000	$42,963,000

Other assets:
Tenant and other receivables, net	$300,000	$672,000
Leasing commissions, net	186,000	481,000
Other assets	99,000	735,000
Non-real estate assets associated with real estate held for sale	$585,000	$1,888,000

Assets of variable interest entity held for sale:
Cash and cash equivalents	$16,000	$68,000
Investments in real estate, net	3,905,000	3,905,000
Accounts receivable, inventory and other assets	247,000	291,000
Total assets	$4,168,000	$4,264,000

Liabilities
Accounts payable and accrued liabilities	$243,000	$421,000
Tenant security deposits	244,000	497,000
Notes payable	12,163,000	21,844,000
Liabilities associated with real estate held for sale	$12,650,000	$22,762,000
Liabilities of variable interest entity held for sale:
Note payable	$1,332,000	$1,332,000
Loan payable	193,000	222,000
Accounts payable and accrued liabilities	441,000	454,000
Intangible lease liabilities, net	145,000	145,000
Interest payable	347,000	299,000
Liabilities of variable interest entity held for sale	$2,458,000	$2,452,000

18. Segment Reporting

ASC 280-10, “Segment Reporting,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Prior to the third quarter of 2012, we operated in one reportable segment: Industrial. As we began to implement our repositioning strategy and acquire healthcare properties in the third quarter of 2012, we reported under two operating segments: industrial and senior housing. Our Senior Housing segment consists of our healthcare properties. These operating segments represent the segments for which separate financial information is available and for which operating results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

On February 26, 2013, our board of directors has resolved that our remaining industrial properties should be listed for sale. Therefore, we have classified the industrial assets as held for sale and as of March 31, 2013, we report our operations under one reportable segment – healthcare.

We evaluate the performance of our properties based on net operating income (“NOI”). NOI is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

The following table reconciles NOI from net loss for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$2,939,000	$(2,683,000)
Interest income from notes receivable	(13,000)	(13,000)
General and administrative	1,032,000	1,034,000
Asset management fees and expenses	297,000	215,000
Real estate acquisition costs	136,000	—
Depreciation and amortization	460,000	—
Interest expense	451,000	—
Loss (income) from discontinued operations	(4,058,000)	1,447,000
Net operating income	$1,244,000	$—

19. Subsequent Events

On April 3, 2013, we entered into a second purchase and sale agreement for the sale of another portion of our Shoemaker property for $0.5 million in cash. The transaction is scheduled to close in June 2013.

On May 14, we entered into a purchase and sale agreement for the sale of our 1830 Santa Fe property for $1.7 million in cash. The transaction is scheduled to close in June 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part II, Item 1A herein and Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2013.

Overview

We were incorporated on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate. As of March 31, 2013, we had raised $167.1 million of gross proceeds from the sale of 20.9 million shares of our common stock in our initial and follow-on public offerings and had acquired thirteen industrial properties, four of which were sold during 2011. In second half of 2012, we acquired five healthcare related properties. In the first quarter of 2013, we acquired our sixth healthcare property and sold two industrial properties.

On November 23, 2010, we stopped selling shares of our common stock while our board of directors evaluates strategic alternatives to maximize value.

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

Repositioning Strategy - In June 2011, together with our Advisor, we began evaluating strategic options, including the repositioning of our assets that we believed could enhance shareholder value. Our repositioning strategy began with the sale of certain industrial properties (Goldenwest, Mack Deer Valley, Pinnacle Park and 2111 South Industrial Park) in 2011. The net property proceeds were used to de-lever our balance sheet by paying down and/or paying off certain short term higher interest-rate debt, renegotiating lower interest rates on other loan obligations, extending debt maturities and acquiring healthcare real estate properties.

Investing in healthcare real estate assets is believed to be accretive to earnings and potentially shareholder value. Healthcare-related properties include a wide variety of properties, including senior housing facilities, medical office buildings, and skilled nursing facilities. Senior housing facilities include independent living facilities, skilled-nursing facilities (“SNF”), assisted living facilities and memory and other continuing care retirement communities. Each of these caters to different segments of the elderly population. The Company’s repositioning strategy includes purchasing SNFs and assisted living facilities.

We lease our assisted living facilities and SNFs to single-tenant operators under net lease structures. Services provided by operators or tenants of assisted living facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Assisted living facilities offer residents a place to reside that offers medical monitoring and little medical care while still offering personal privacy and freedom. SNF operators are typically more dependent on government reimbursement programs. SNFs, more commonly known as nursing homes, are a healthcare option for seniors that are in need of constant medical attention or recovery and therapy after a hospital visit but do not require the more extensive and sophisticated treatment available at hospitals. Sub-acute care services are provided to residents beyond room and board. Certain SNFs provide some services on an outpatient basis. Skilled nursing services are primarily paid for either by private sources, insurance, or through the Medicare and Medicaid programs.

On June 11, 2012, we formed Cornerstone Healthcare Partners LLC (“CHP LLC”), a Delaware limited liability company, to purchase healthcare related properties. At March 31, 2013, we owned a 95% interest in CHP LLC while Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of the Advisor, owned 5%. During the second half of 2012 and first quarter of 2013, CHP LLC acquired, through various wholly-owned subsidiaries, six senior-housing facilities. We obtained interim financing to purchase our healthcare facilities and intend to refinance the interim borrowings with long term financing. Additionally, in order to move to our final phase of repositioning, during the first quarter of 2013, we listed our remaining industrial assets for sale. As such, these industrial assets are now classified as held for sale on the accompanying March 31, 2013 and December 31, 2012 Condensed Consolidated Balance Sheets and presented as discontinued operations on our Condensed Consolidated Statements of Operations for all periods presented. We intend to use the proceeds from the industrial segment dispositions to pay down debt and reinvest the net proceeds into additional healthcare assets.

The Advisor believes the Company’s outlook for raising new property level joint venture equity capital to support its growth and further diversify both operator and healthcare property sector risk is currently favorable. Based in part on this advice, the board of directors continues to advance the repositioning strategy while pursuing other growth initiatives that lower capital costs and enable us to reduce or improve our ability to cover our general and administrative costs over a broader base of assets.

For the remainder of 2013, the board of directors has requested that the Advisor raise new property level joint venture equity to further diversify and/or lower risk and attract new capital partners while management continues to evaluate opportunities for repositioning and growth and secures long term debt for recent and any future acquisitions.

Portfolio

At March 31, 2013, our continuing operations consisted of investments in six healthcare facilities, located in three states, consisting of four skilled nursing facilities and two assisted living / memory care facilities. Our discontinued operations consisted of seven industrial properties located in California and Florida, and the Sherburne Commons VIE. The following tables summarize our investments in real estate as of March 31, 2013:

Real Estate Properties:
	Properties	Beds	Square Footage	Purchase Price

Skilled Nursing Facilities	4	330	112,738	$31,740,000
Assisted Living/Memory Care Facilities	2	170	59,692	18,321,000
Industrial Properties	7	n/a	609,835	54,944,000
Total Real Estate Properties	13	500	782,265	$105,005,000

Healthcare Properties

Property	Location	Date Purchased	Square Footage	Beds	Percentage of Beds Occupied 1	2013 Revenue2

Sheridan Care Center	Sheridan, OR	August 3, 2012	13,912	51	75	$434,000
Fern Hill Care Center	Portland, OR	August 3, 2012	13,344	51	78	434,000
Farmington Square	Medford, OR	September 14, 2012	32,557	71	79	772,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	56,968	150	78	1,514,000
Pacific Health and Rehabilitation Center	Tigard, Oregon	December 24, 2012	28,514	78	79	821,000
Danby House	Winston-Salem, NC	January 31, 2013	27,135	99	97	873,000
Total			172,430	500		$4,848,000

1 Represents percentage of beds occupied by residents. Each of these facilities is leased to a single tenant under a triple net lease.

2 Represents annualized revenue adjusted for timing of investment for facilities purchased in 2013.

Properties Held for Sale

Property	Location	Date Purchased	Square Footage	Occupancy

Shoemaker Industrial Bldgs.	Santa Fe Springs, CA	June 30, 2006	18,921	51.4%
Marathon Center	Tampa Bay, FL	April 2, 2007	52,020	46.3%
Goldenrod Commerce Center	Orlando, FL	November 15, 2007	78,646	84.0%
Hanging Moss Commerce Center	Orlando, FL	November 15, 2007	94,200	78.9%
Monroe South Commerce Center	Sanford FL	November 15, 2007	172,500	68.7%
Monroe North Commerce Center	Sanford, FL	April 17, 2008	181,348	70.5%
1830 Santa Fe	Santa Ana, CA	August 5, 2010	12,200	100.0%
Total			609,835

Market Outlook — Real Estate and Real Estate Finance Markets

Despite an increase of new home construction and positive gains in the stock markets in 2012 and 2013, the U.S. economy remains fragile. Housing and real estate have a long way to go before recovery to the pre-recession levels as some homeowners continue to be underwater, unemployment is still high and the U.S. government continues to deficit spend. The difficulty of accessing capital previously experienced is slowly subsiding, but concern about credit risk, the U.S. economy, Europe’s debt issues and the impact it may have on financial markets globally continues. As these concerns continue to unfavorably impact real estate demand, particularly our industrial product type and, if they continue, we may experience more vacancies, reduced rental rates, increase in rental concessions to existing and new tenants, including free rent which decreases cash flows from operations.

Until market conditions are more stable, we expect to continue to limit capital expenditures, focusing on those capital expenditures that preserve value and/or generate rental revenue. However, if we experience an increase in vacancies, we may incur costs to improve our property, pay leasing commissions for leasing our unit space at the properties and provide for rental concessions.

In contrast, senior housing remained resilient during the economic recession. Some of the largest REITs in the U.S. are Healthcare REITs. Senior housing and care market carries an approximate value of $270 billion and growing. Throughout the U.S., there are just over 22,000 independent living, assisted living and skilled nursing facilities.

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

Senior housing average cap rates tend to be higher than other asset classes, which improves returns on investment. During the recession, debt was less available. Currently, there are several lenders in the senior housing market with attractive rates and leverage. Sources of debt include high yield bonds, insurance companies, commercial finance companies, commercial banks, HUD, Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac have nearly $20 billion in total outstanding senior housing loans (assisted living and independent living).

In general, with experienced, quality operators mitigating risks associated with senior housing, the senior housing market has a strong outlook for market fundamentals and provides solid and relatively stable returns.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

Results of Operations

As of March 31, 2013, we owned properties consisting of seven industrial properties that have been in our portfolio for two years or longer and six healthcare properties which were purchased in the second half of 2012 and the first quarter of 2013. In January 2013, we sold our Western Avenue and Carter properties for gross proceeds of $17.6 million and $1.7 million, respectively. All industrial properties are reported for all periods presented in Assets Held for Sale in Discontinued Operations.

In October 2011, we reclassified the Sherburne Commons property as variable interest entity held for sale (see Note 17) and the results of its operations have been reported in discontinued operations for all periods presented.

Three months ended March 31, 2013 and 2012

	Three Months Ended March 31,			%
	2013	2012	$ Change	Change
Rental revenues, tenant reimbursements & other income	$1,387,000	$—	$1,387,000	N/A %
Property operating and maintenance	(143,000)	—	(143,000)	N/A %
Net operating income (1)	1,244,000	—	1,244,000	N/A %
Interest income from notes receivable	13,000	13,000	—	0.0%
General and administrative	(1,032,000)	(1,034,000)	2,000	(0.2)%
Asset management fees and expenses	(297,000)	(215,000)	(82,000)	38.1%
Real estate acquisition costs	(136,000)	—	(136,000)	N/A %
Depreciation and amortization	(460,000)	—	(460,000)	N/A %
Interest expense	(451,000)	—	(451,000)	N/A %
Loss from continuing operations	(1,119,000)	(1,236,000)	117,000	(9.5)%
Income (loss) from discontinued operations	4,058,000	(1,447,000)	5,505,000	(380.4)%
Net income (loss)	2,939,000	(2,683,000)	5,622,000	(209.5)%
Noncontrolling interests’ share in losses	279,000	303,000	(24,000)	(7.9)%
Net loss applicable to common shares	$3,218,000	$(2,380,000)	$5,598,000	(235.2)%

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI. See Note 18 for a summary table reconciling NOI from net loss.

Rental revenues, tenant reimbursements and other income increases are due to the healthcare properties acquired in the second half of 2012 and the first quarter of 2013. The healthcare segment did not exist in the first quarter 2012. The results of revenues from our industrial properties are now classified as held for sale and reported under “Discontinued operations.”

Property operating and maintenance expense increases are due to the healthcare properties acquired in the second half of 2012 and the first quarter of 2013. The healthcare business segment did not exist in the first quarter 2012. The results of operations from our industrial properties are now classified as held for sale and reported under “Discontinued operations.”

General and administrative expenses were comparable at $1.0 million for the three months ended March 31, 2013 and for the three months ended March 31, 2012 primarily due to higher Advisor allocations and audit fees offset by lower legal fees.

Asset management fee increases are primarily due to increases in fees associated with the healthcare acquisitions of 2012 and the first quarter of 2013 offset by the impact of the Carter and Western Avenue property sales.

Real estate acquisition cost increase in 2013 is due to fees and third party costs associated with the Danby House acquisition compared to no acquisitions for the three months ended March 31, 2012.

Depreciation and amortization increases are due to the healthcare properties acquired in the second half of 2012 and the first quarter of 2013. The healthcare segment did not exist in the first quarter 2012. The results of operations from our industrial properties are now classified as held for sale and reported under “Discontinued operations.”

Interest expense increases in 2013 are primarily due to the GE loan and the PB loan for the healthcare properties. The healthcare segment did not exist in the first quarter 2012. Interest expenses from our industrial properties are now classified as held for sale and reported under “Discontinued operations.”

The gain from discontinued operations represents the results of operations for properties sold and/or classified as held for sale in accordance with ASC 360, Property, Plant and Equipment. Additionally, all prior periods presented for these properties were reclassified to discontinued operations for presentation purposes. During first quarter of 2013, we sold our Western Avenue and Carter properties to third parties and reclassified all industrial properties as held for sale. The gain from discontinued operations was $4.1 million for the three months ended March 31, 2013 compared to loss from discontinued operations of $1.4 million for the three months ended March 31, 2012.

Liquidity and Capital Resources

We are currently not offering our shares of common stock for sale. Going forward, we expect our primary sources of cash to be rental revenues, tenant reimbursements and interest income. In addition, we may increase cash through the sale of additional properties or borrowing against currently-owned properties. We expect our primary uses of cash to be for the repayment of principal on notes payable, funding of future acquisitions, payment of tenant improvements and leasing commissions, operating expenses, interest expense on outstanding indebtedness, advances to our VIE to fund operating shortfalls, and cash distributions. Operating expenses are expected to exceed operating revenues over the next twelve months. We plan to fund this operating shortfall from available cash and the net proceeds from property sales and property refinancings.

As of March 31, 2013, we had approximately $6.4 million in cash and cash equivalents on hand. Our liquidity will increase if cash from operations exceeds expenses, additional shares are offered, we receive net proceeds from the sale of a property or if refinancing results in excess loan proceeds and decrease as proceeds are expended in connection with the acquisitions, operation of properties and advances to our VIE. Based on current conditions, we believe that we have sufficient capital resources for the next twelve months.

Credit Facilities and Loan Agreements

As of March 31, 2013, we had debt obligations of approximately $47.9 million. The outstanding balance by loan agreement is as follows - Wells Fargo approximately $5.8 million maturing February 2014, Transamerica approximately $6.4 million maturing November 2014, GE Capital – Healthcare approximately $28.5 million maturing September 2017 and The Private Bank – approximately $7.2 million. The GE Capital loan on the Western property of approximately $8.9 million was paid-off in January 2013.

Short-Term Liquidity Requirements

In addition to the capital requirements for recurring capital expenditures, tenant improvements and leasing commissions, we may incur expenditures for future healthcare acquisitions and/or renovations of our industrial existing properties, such as increasing the size of the properties by developing additional rentable square feet and/or making the space more appealing to potential industrial real estate buyers.

As of March 31, 2013, we have all the industrial properties and Sherburne Commons, held in the Nantucket VIE, listed for sale. We continue to pursue options for repaying and/or refinancing debt obligations, including our asset sales. We expect to fund our short-term liquidity requirements primarily from available cash and future net sales proceeds. Our Advisor has informed us that they believe that conditions may be acceptable to raise money through joint venture arrangements although there can be no assurances that any such transactions will have terms acceptable to us or will be consummated.

In recent years, financial markets have experienced unusual volatility and uncertainty and liquidity has tightened in all financial markets, including the debt and equity markets. Our ability to repay or refinance debt could be adversely affected by an inability to secure financing at reasonable terms, if at all.

Distributions

See Note 13 of the Condensed Consolidated Financial Statement Footnotes.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP supplemental financial measure that is widely recognized as a measure of REIT operating performance. We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined GAAP, and gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, noncontrolling interests and subsidiaries.

NAREIT recently issued updated reporting guidance that directs companies, for their computation of NAREIT FFO, to exclude impairments of depreciable real estate when write-downs are driven by measurable decreases in the fair value of real estate holdings. Previously, the Company’s calculation of FFO (consistent with NAREIT’s previous guidance) did not exclude impairments of, or related to, depreciable real estate. Consistent with this current NAREIT reporting guidance, we have restated its 2012 FFO amount.

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

We believe that MFFO is an important supplemental measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of our operating performance. As explained below, management’s evaluation of our operating performance excludes these items in the calculation based on the following considerations:

•	Real estate acquisition costs. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. These acquisition costs have been funded from the proceeds of our initial public offering and other financing sources and not from operations. We believe by excluding expenses acquisition costs; MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. Real estate acquisitions costs include those paid to our Advisors and to third parties.
•	Adjustments for amortization of above or below market rents. Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of lease assets diminishes predictably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the operating performance of our real estate.

•	Adjustments for straight-line rents. Under GAAP, rental income recognition can be significantly different from underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the economic impact of our lease terms and presents results in a manner more consistent with management’s analysis of our operating performance.
•	Impairment charges. Impairment charges relate to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and the specific performance of the holding, which may not be directly attributable to our current operating performance. As these losses relate to underlying long-term assets and liabilities, excluding real estate, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated losses. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to the sustainability of rental rates, occupancy and other core operating fundamentals

FFO and MFFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Both FFO and MFFO should be reviewed along with other GAAP measurements. Our FFO and MFFO, as presented, may not be comparable to amounts calculated by other REITs. The following is reconciliation from net income (loss) applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO and MFFO for the three months ended March 31, 2013 and 2012:

	Three months ended
	March 31,
	2013	2012

Net income (loss) applicable to common shares	$3,218,000	$(2,380,000)
Adjustments:
Depreciation and amortization of real estate assets:
Continuing operations	460,000	—
Discontinued operations	253,000	381,000
Gain on sales of real estate, net	(4,051,000)	—
Impairment of real estate assets:
Discontinued operations	—	1,140,000
Noncontrolling interests’ share in losses	(279,000)	(303,000)
Noncontrolling interests ‘share in FFO	289,000	303,000
FFO applicable to common shares	$(110,000)	$(859,000)
Adjustments:
Amortization of (below-) above-market rents	4,000	(7,000)
Straight-line rents	(133,000)	11,000
Amortization of deferred financing costs	35,000	61,000
Real estate acquisition costs	136,000	—
Modified funds from operations (MMFO) applicable to common shares	$(68,000)	$(794,000)
Weighted-average number of common shares Outstanding - basic and diluted	23,028,285	23,028,285
FFO per weighted average common shares	$(0.00)	$(0.04)
MFFO per weighted average common shares	$(0.00)	$(0.03)

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2013:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable (1)(5)	$47,888,000	$6,428,000	$14,477,000	$26,983,000	$—
Interest expense related to long-term debt (2)	$8,026,000	$2,347,000	$5,063,000	$616,000	$—
Below-market ground lease (3)(4)	$3,609,000	$—	$44,000	$115,000	$3,450,000

(1)	This represents the sum of loan agreements with Wells Fargo, Transamerica, GE and The Private Bank.
(2)	Interest expense related to the loan agreement with Wells Fargo Bank is calculated based on the loan balance outstanding at March 31, 2013, one-month LIBOR at March 31, 2013, with a 150 basis point LIBOR floor, plus a margin of 200 basis points. Interest expense related to the loan agreement with Transamerica is based on a fixed rate of 5.89% per annum. Interest expense related to the loan agreement with GE related to the acquisition of healthcare properties is based on three-month LIBOR, with a floor of 50 basis points, a spread or margin of 4.50%. Interest expense on The Private Bank agreement is based on one-month LIBOR plus 4.00%, with a LIBOR of 1.00% or the Prime Rate plus 1.75%, with an all-in floor of 5.00%.
(3)	The below-market ground lease relates to Sherburne Commons, a VIE for which we were deemed to be the primary beneficiary and began consolidating as of June 30, 2011. As of October 19, 2011, Sherburne Commons met the requirements for reclassification to real estate held for sale. Consequently, at March 31, 2013, the related assets and liabilities of the VIE are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale, respectively, on our condensed consolidated balance sheets.
(4)	The below-market ground lease is a 50-year lease expiring in 2059 relating to land on which the Sherburne Commons senior housing facility is located. The land is leased from the town of Nantucket, Massachusetts with lease payments totaling $1 per year for years one through four, one-half of one percent of operating revenues, as defined in the ground lease, for years five through seven, and one percent of operating revenues, as defined in the ground lease, thereafter.
(5)	The Note payable payment amounts include The Private Bank loan of $7.3 million. Per our loan agreement, we are to make deposits into a sinking fund based on a 25 year amortization schedule. At maturity, the cumulative monthly deposits will be applied to the loan with the balance to be paid by us.

Subsequent Event

See Note 19 of the Condensed Consolidated Financial Statement Footnotes.

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

As of March 31, 2013, we had borrowings outstanding of $41.5 million under our variable-rate loan agreements. An increase in the variable interest rate on the loan agreement constitutes a market risk as a change in rates would increase or decrease interest expense incurred and therefore cash flows available for distribution to shareholders. Based on the debt outstanding as of March 31, 2013, a one percent (1%) change in interest rates related to the variable-rate debt would result in a change in interest expense of approximately $415,000 per year, or $0.02 per common share on a basic and diluted basis.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

The following risk factors supplement the risks disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

Forward-Looking Statements and Risk Factors

This section discusses the most significant factors that affect our business, operations and financial condition. It does not describe all risks and uncertainties applicable to us, our industry or ownership of our securities. If any of the following risks, as well as other risks and uncertainties that are not yet identified or that we currently think are not material, actually occur, we could be materially adversely affected. In that event, the value of our securities could decline.

This Form 10-Q and the documents incorporated by reference contain statements that constitute "forward-looking statements" as that term is defined in the federal securities laws. These forward-looking statements include, but are not limited to, those regarding:

•	the continuing repositioning and expansion of our portfolio, including our ability to close our anticipated acquisitions and investments on currently anticipated terms, or
•	within currently anticipated timeframes, or at all;
•	the sale of industrial properties;
•	the performance of our operators/tenants and properties;
•	our ability to enter into agreements with new viable tenants for vacant space or for properties that we take back from financially troubled tenants, if any;
•	our occupancy rates and the bed occupancy rates of our healthcare operators;
•	our ability to acquire, develop and/or manage properties;
•	our ability to make distributions to stockholders;
•	our policies and plans regarding investments, financings and other matters;
•	our tax status as a real estate investment trust;
•	our critical accounting policies;
•	our ability to appropriately balance the use of debt and equity;
•	our ability to access capital markets or other sources of funds
•	to raise additional equity and;
•	our ability to avoid take-over risks due to the depressed value of our common stock resulting from the prior impairment adjustments to the industrial portfolio.

When we use words such as "may," "will," "intend," "should," "believe," "expect," "anticipate," "project," "estimate" or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to:

•	the status of the economy;
•	the status of capital markets, including availability and cost of capital;
•	issues facing the health care industry, including the evolution of healthcare reform and changes to regulations and payment policies, responding to government investigations and punitive settlements and operators'/tenants' difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance;
•	changes in financing terms;
•	competition within the senior housing segment of the healthcare industry;
•	negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent, repay loans, and preserve required certificates of need covering the properties;
•	our ability to transition or sell facilities with profitable results;
•	the failure to make new investments as and when anticipated;
•	acts of God affecting our properties;
•	our ability to re-lease space at similar rates as vacancies occur;
•	our ability to timely reinvest sale proceeds at similar rates to assets sold;
•	operator/tenant or joint venture partner bankruptcies or insolvencies;
•	the cooperation of joint venture partners;
•	government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements;
•	liability or contract claims by or against operators/tenants and;
•	unanticipated difficulties and/or expenditures

Risk factors related to our operators' revenues and expenses

Our operators' revenues are primarily driven by occupancy, private pay rates, and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts and state budget shortfalls. Operating costs continue to increase for our operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating enough cash to make payments to us, the credit of our operator and the value of other collateral would have to be relied upon. To the extent the value of such property is reduced, we may need to record an impairment for such asset. Furthermore, if we determine to dispose of an underperforming property, such sale may result in a loss. Any such impairment or loss on sale would negatively affect our financial results.

The continued weakened economy may have an adverse effect on our operators and tenants, including their ability to access credit or maintain occupancy and/or private pay rates. If the operations, cash flows or financial condition of our operators are materially adversely impacted by economic conditions, our revenue and operations may be adversely affected. Increased competition may affect our operators' ability to meet their obligations to us. The operators of our properties compete on a local and regional basis with operators of properties and other health care providers that provide comparable services. We cannot be certain that the operators of all of our facilities will be able to achieve and maintain occupancy and rate levels that will enable them to meet all of their obligations to us. Our operators are expected to encounter increased competition in the future that could limit their ability to attract residents or expand their businesses.

Transfers of health care facilities may require regulatory approvals and these facilities may not have efficient alternative uses

Transfers of health care facilities to successor operators frequently are subject to regulatory approvals or notifications, including, but not limited to, change of ownership approvals under certificate of need ("CON") or determination of need laws, state licensure laws and Medicare and Medicaid provider arrangements, that are not required for transfers of other types of real estate. The replacement of a health care facility operator could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. Alternatively, given the specialized nature of our facilities, we may be required to spend substantial time and funds to adapt these properties to other uses. If we are unable to timely transfer properties to successor operators or find efficient alternative uses, our revenue and operations may be adversely affected.

Risk factors related to government regulations

Some of our obligors' businesses are affected by government reimbursement. To the extent that an operator/tenant receives a significant portion of its revenues from government payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or specific to certain facilities) and interruption or delays in payments due to any ongoing government investigation amid audits at such property. In recent years, government payors have frozen or reduced payments to health care providers due to budgetary pressures. Health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of our obligors and properties. There can be no assurance that adequate reimbursement levels will be available for services provided by any property operator, whether the property receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an obligor's liquidity, financial condition and results of operations, which could adversely affect the ability of an obligor to meet its obligations to us.

Our operators and tenants generally are subject to varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulation and standards. Our operators' or tenants' failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state health care programs, loss of license or closure of the facility. Such actions may have an effect on our operators' or tenants' ability to make lease payments to us and, therefore, adversely impact us.

Many of our properties may require a license, registration, and/or CON to operate. Failure to obtain a license, registration, or CON, or loss of a required license, registration, or CON would prevent a facility from operating in the manner intended by the operators or tenants. These events could materially adversely affect our operators' or tenants' ability to make rent payments to us. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction or renovation of health care facilities, by requiring a CON or other similar approval from a state agency.

The Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) provide individual states with an increased federal medical assistance percentage under certain conditions. On June 28, 2012, The United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow states not to participate in the expansion-and to forego funding for the Medicaid expansion-without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear whether any state will pursue this option, although at least some appear to be considering this option at this time. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants' revenues through new patients while further straining state budgets. While the federal government will pay for approximately 100% of those additional costs from 2014 to 2016, states will be expected to begin paying for part of those additional costs in 2017. With increasingly strained budgets, it is unclear how states will pay their share of these additional Medicaid costs and what other health care expenditures could be reduced as a result. A significant reduction in other health care related spending by states to pay for increased Medicaid costs could affect our tenants' revenue streams.

More generally, and because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the US economy, our business or that of our tenants.

Risk factors related to liability claims and insurance costs

In recent years, skilled nursing and senior housing operators have experienced substantial increases in both the number and size of patient care liability claims. As a result, general and professional liability costs have increased in some markets. General and professional liability insurance coverage may be restricted or very costly, which may adversely affect the property operators' future operations, cash flows and financial condition, and may have a material adverse effect on the property operators' ability to meet their obligations to us.

Risk factors related to acquisitions

We are exposed to the risk that some of our acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we agree to provide construction funding to an operator/tenant and the project is not completed, we may need to take steps to ensure completion of' the project. Such expenditures may negatively affect our results of operations. Furthermore, there can be no assurance that our anticipated acquisitions and investments, the completion of which is subject to various conditions, will be consummated in accordance with anticipated timing, on anticipated terms, or at all.

Risk factors related to joint ventures

We have entered into, and may continue in the future to enter into, partnerships or joint ventures with other persons or entities. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. In addition, our ability to transfer our interest in a joint venture to a third party may be restricted. In some instances, we and/or our partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner's interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner's interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a property.

Risk factors related to our seniors housing operating properties

We are exposed to various operational risks with respect to our seniors housing operating properties that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in occupancy, Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions; competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; state regulation and rights of residents related to entrance fees; the availability and increases

We have paid, and may in the future, pay distributions from sources other than cash provided from operations.

Until our investments in real estate generate operating cash flow sufficient to make distributions to stockholders, we may pay a substantial portion of our distributions from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. No distributions were paid for the four quarters ended March 31, 2013 and 2012. For the four quarters ended March 31, 2013, net cash used in operating activities was $5.9 million. During this period, FFO was negative $2.7 million.

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

(b) Not applicable.

(c) During the three months ended March 31, 2013, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

 Item 6. Exhibits

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

10.1	Purchase and Sale Agreement dated December 28, 2012 by and between the Company and MMB Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2013).

10.2	Purchase and Sale Agreement dated as of November 12, 2012 and assigned to Buyer on January 31, 2013 between Cornerstone Healthcare Real Estate Fund, Inc. and IP-Winston Salem Health Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2013).

10.3	Loan agreement between lender and HP Winston-Salem, LLC dated January 31, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 5, 2013).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May 2013.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Kent Eikanas
Kent Eikanas
President / Chief Operating Officer

By:	/s/ Timothy C. Collins
Timothy C. Collins
Chief Financial Officer and Treasurer
(Principal Financial Officer )

