Form 10-Q
period 2013-06-30
Cornerstone Core Properties REIT, Inc.
filed 2013-08-13
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013 we had 23,028,285 shares issued and outstanding.

FORM 10-Q

Cornerstone Core Properties REIT, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$3,555,000	$999,000
Real estate properties (held in variable interest entity):
Land	5,494,000	4,521,000
Buildings and improvements, net	29,794,000	23,093,000
Furniture and fixtures, net	3,434,000	2,750,000
Intangible lease assets, net	3,115,000	2,650,000
Certificate of need (license)	6,786,000	6,786,000
Real estate properties, net	48,623,000	39,800,000
Notes receivable, net (Note 8)	908,000	908,000
Deferred financing costs, net	651,000	690,000
Deferred acquisition costs	3,205,000	—
Receivable from related parties (Note 14)	52,000	7,000
Tenant and other receivables, net	1,581,000	512,000
Restricted cash	363,000	325,000
Deferred leasing commission, net	1,512,000	1,340,000
Other assets, net	80,000	296,000
Assets held for sale, net (Note 17)	25,625,000	44,851,000
Assets of variable interest entity held for sale (Note 17)	4,254,000	4,264,000
Total assets	$90,409,000	$93,992,000

LIABILITIES AND EQUITY (DEFICIT)

Accounts payable and accrued liabilities	$640,000	$511,000
Payable to related parties	47,000	136,000
Prepaid rent, security deposits and deferred revenue	166,000	72,000
Security deposit	1,133,000	852,000
Liabilities associated with real estate held for sale (Note 17)	12,543,000	22,762,000
Liabilities held in variable interest entity:
Loan payable	35,725,000	28,450,000
Liabilities of variable interest entity held for sale (Note 17)	2,544,000	2,452,000
Total liabilities	52,798,000	55,235,000
Commitments and contingencies (Note 16)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2013 and December 31, 2012
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,028,285 shares issued and outstanding at June 30, 2013 and December 31, 2012 respectively	23,000	23,000
Additional paid-in capital	117,226,000	117,226,000
Accumulated deficit	(77,004,000)	(76,206,000)
Total stockholders’ equity	40,245,000	41,043,000
Noncontrolling interest	(2,634,000)	(2,286,000)
Total equity	37,611,000	38,757,000
Total liabilities and equity	$90,409,000	$93,992,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental revenues	$1,349,000	$—	$2,635,000	$—
Tenant reimbursements and other income	112,000	—	214,000	—
Interest income from notes receivable	13,000	14,000	26,000	27,000
	1,474,000	14,000	2,875,000	27,000
Expenses:
Property operating costs	161,000	—	304,000	—
General and administrative	825,000	698,000	1,858,000	1,732,000
Asset management fees and expenses	296,000	207,000	594,000	422,000
Real estate acquisition costs	—	—	136,000	—
Depreciation and amortization	622,000	—	1,082,000	—
Reserve for (collection of) excess advisor obligation	(50,000)	988,000	(50,000)	988,000
	1,854,000	1,893,000	3,924,000	3,142,000
Operating loss	(380,000)	(1,879,000)	(1,049,000)	(3,115,000)

Other income and expense:
Other income	10,000	—	10,000	—
Interest expense	(492,000)	—	(943,000)	—
Loss from continuing operations	(862,000)	(1,879,000)	(1,982,000)	(3,115,000)

Discontinued operations:
Loss from discontinued operations	(7,000)	(42,000)	—	(348,000)
Impairment of real estate	(3,368,000)	—	(3,368,000)	(1,140,000)
Gain on sales of real estate	37,000	—	4,088,000	—
Income (loss) from discontinued operations	(3,338,000)	(42,000)	720,000	(1,488,000)

Net loss	(4,200,000)	(1,921,000)	(1,262,000)	(4,603,000)
Noncontrolling interest’s share in losses	184,000	225,000	464,000	528,000
Net loss applicable to common shares	$(4,016,000)	$(1,696,000)	$(798,000)	$(4,075,000)

Basic and diluted loss per common share
Continuing operations	$(0.04)	$(0.08)	$(0.09)	$(0.14)
Discontinued operations	$(0.14)	$0.01	$0.05	$(0.04)
Net loss applicable to common shares	$(0.18)	$(0.07)	$(0.04)	$(0.18)

Weighted average shares used to calculate basic and diluted net loss per common share	23,028,285	23,028,285	23,028,285	23,028,285

Distributions declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2013

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2013	23,028,285	$23,000	$117,226,000	$(76,206,000)	$41,043,000	$(2,286,000)	$38,757,000
Issuance of common stock	—	—	—	—	—	—	—
Reduction of excess offering costs	—	—	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(44,000)	(44,000)
Noncontrolling interest contribution	—	—	—	—	—	160,000	160,000
Net loss	—	—	—	(798,000)	(798,000)	(464,000)	(1,262,000)
Balance — June 30, 2013	23,028,285	$23,000	$117,226,000	$(77,004,000)	$40,245,000	$(2,634,000)	$37,611,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,262,000)	$(4,603,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	76,000	72,000
Depreciation and amortization	1,484,000	770,000
Straight-line rents and amortization of acquired above (below) market leases, net	(250,000)	(52,000)
Bad debt expense (recovery), net	7,000	(9,000)
Impairment of real estate	3,368,000	1,140,000
Reserve for excess advisor obligation	—	988,000
Gain on sales of real estate, net	(4,088,000)	—
Change in operating assets and liabilities:
Tenant and other receivables, net	(737,000)	174,000
Prepaid and other assets	446,000	(581,000)
Leasing commission	(377,000)	—
Restricted cash, net	(37,000)	—
Prepaid rent, security deposit and deferred revenues	94,000	(84,000)
Payable to related parties, net	(133,000)	(11,000)
Deferred costs and deposits	8,000	—
Accounts payable and accrued expenses	163,000	443,000
Net cash used in operating activities	(1,238,000)	(1,753,000)

Cash flows from investing activities
Deferred acquisition costs	(3,205,000)	—
Real estate acquisitions and capitalized costs	(9,821,000)	—
Real estate improvements	(34,000)	(26,000)
Proceeds from real estate dispositions	19,682,000	—
Net cash provided by (used in) investing activities	6,622,000	(26,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable	7,275,000	—
Repayment of notes payable	(9,892,000)	(7,835,000)
Security deposits refunded/received, net	6,000	231,000
Non-controlling interest contribution	160,000	—
Distributions paid to noncontrolling interest	(44,000)	—
Deferred financing costs	(261,000)	(55,000)
Net cash used in financing activities	(2,756,000)	(7,659,000)
Net increase (decrease) in cash	2,628,000	(9,438,000)
Cash and cash equivalents - beginning of period (including cash of VIE)	1,067,000	17,483,000
Cash and cash equivalents - end of period (including cash of VIE)	3,695,000	8,045,000
Less cash and cash equivalents of VIE held for sale – end of period (see Note 11)	(140,000)	(78,000)
Cash and cash equivalents – end of period	$3,555,000	$7,967,000

NON CASH INVESTING AND FINANCING
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,155,000	$456,000
Supplemental disclosure of non-cash financing and investing activities:
Reduction of excess offering costs	$—	$988,000
Accrued real estate improvements	$12,000	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CORNERSTONE CORE PROPERTIES REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

1. Organization

Cornerstone Core Properties REIT, Inc., a Maryland Corporation, was formed on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Cornerstone Core Properties REIT, Inc. and its consolidated subsidiaries except where the context otherwise requires. Subject to certain restrictions and limitations, our business is managed pursuant to an amended and restated advisory agreement (the “Advisory Agreement”) by an affiliate, Cornerstone Realty Advisors, LLC (the “Advisor”); a Delaware limited liability company that was formed on November 30, 2004.

Cornerstone Healthcare Partners LLC (“CHP LLC”), a Delaware limited liability company, was formed on June 11, 2012. At June 30, 2013, we owned a 95% interest in CHP LLC and Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of the Advisor, owned 5%.

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

The accompanying financial information reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2012 Annual Report on Form 10-K as filed with the SEC on March 29, 2013. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

As of June 30, 2013 and December 31, 2012, the fair value of notes receivable was $1.0 million compared to the carrying value of $0.9 million. The fair value of notes receivable was estimated by discounting the expected cash flows at current market rates at which management believes similar loans would be made. To estimate fair value at June 30, 2013, we discounted the expected cash flows using a rate of 10.00%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of June 30, 2013 and December 31, 2012, the fair value of notes payable, including notes payable classified as held for sale, was $48.1 million and $51.0 million compared to the carrying value of $47.7 million and $50.3 million, respectively. The fair value of notes payable is estimated by discounting the contractual cash payments at current market rates at which management believes similar loans would be made. To estimate fair value at June 30, 2013, we utilized discount rates ranging from 2.74% to 5.25%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes payable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate and to value properties classified as held for sale, we were required to assess whether an adjustment to the carrying value of certain assets to reflect their estimated fair values, less selling costs, was required during the second quarter of 2013. Accordingly, we recorded impairments totaling $3.4 million during the three and six months ended June 30, 2013 (see Note 4).

At June 30, 2013 and December 31, 2012, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

4. Investments in Real Estate

As of June 30, 2013, our portfolio consisted of twelve purchased properties. Our industrial properties were approximately 81.3% leased. Our healthcare properties are leased to operators on a triple net basis. The following table provides summary information regarding our properties.

Property (1)	Location	Date Purchased	Square Footage	Purchase Price	Debt	June 30, 2013 % Leased
Healthcare:
Sheridan Care Center	Sheridan, OR	August 3, 2012	13,912	$4,100,000	$2,800,000	100.0%
Fern Hill Care Center	Portland, OR	August 3, 2012	13,344	4,500,000	3,000,000	100.0%
Farmington Square	Medford, OR	September 14, 2012	32,557	8,500,000	5,800,000	100.0%
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	56,968	15,000,000	10,700,000	100.0%
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	28,514	8,140,000	6,150,000	100.0%
Danby House	Winston-Salem, NC	January 31, 2013	27,135	9,700,000	7,275,000	100.0%
Subtotal Healthcare:			172,430	49,940,000	35,725,000	100.0%
Industrial (2):
Shoemaker Industrial Buildings	Santa Fe Springs, CA	June 30, 2006	18,921	2,400,000	—	75.7%
Orlando Small Bay (“OSB”) Portfolio:
Goldenrod Commerce Center	Orlando, FL	November 15, 2007	78,646			86.8%
Hanging Moss Commerce Center	Orlando, FL	November 15, 2007	94,200			78.2%
Monroe South Commerce Center	Sanford, FL	November 15, 2007	172,500			69.8%
Subtotal OSB			345,346	32,504,000	5,680,000	76.0%
Monroe North Commerce Center	Sanford, FL	April 17, 2008	181,348	14,275,000	6,332,000	73.1%
1830 Santa Fe	Santa Ana, CA	August 5, 2010	12,200	1,315,000	—	100.0%
Subtotal Industrial:			557,815	50,494,000	12,012,000	75.6%
Total			730,245	$100,434,000	$47,737,000	81.3%

(1)	The above tables exclude Sherburne Commons Residences, LLC (“Sherburne Commons”), a variable interest entity (“VIE”) for which we became the primary beneficiary and began consolidating its financial results as of June 30, 2011. As of October 19, 2011, Sherburne Commons was classified as held for sale (See Note 17).

(2)	The industrial properties have been classified as held for sale as of June 30, 2013 and December 31, 2012 (see Note 17).

As of June 30, 2013, our adjusted cost and accumulated depreciation and amortization related to investments in real estate and related intangible lease assets and liabilities, including those acquired through CHP LLC, were as follows:

Healthcare	Land	Buildings and Improvements	Furniture and Fixture	In-Place Lease Value	Certificate of Need
Investments in real estate and related intangible lease assets (liabilities)	$5,494,000	$30,580,000	$3,893,000	$3,326,000	$6,786,000
Less: accumulated depreciation and amortization	—	(786,000)	(459,000)	(211,000)	—
Net investments in real estate and related intangible lease assets (liabilities)	$5,494,000	$29,794,000	$3,434,000	$3,115,000	$6,786,000

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

We recorded an impairment charge of $3.4 million and $0 related to properties held for sale for the three months ended June 30, 2013 and 2012, respectively. We recorded an impairment charge of $3.4 million and $1.1 million related to properties held for sale for the six months ended June 30, 2013 and 2012, respectively.

Real Estate Held for Sale

In the fourth quarter of 2011, we reclassified Nantucket Acquisition LLC (“Nantucket”), a VIE for which we are the primary beneficiary, as real estate held for sale. The financial results for this property have been reclassified to discontinued operations for all periods presented (see Note 17). In the fourth quarter of 2012, we listed the 20100 Western Avenue (“Western Avenue”) and Carter Commerce Center (“Carter”) properties for sale and reclassified their financial results for all periods presented to discontinued operations (See Note 17). On January 28, 2013, we entered into a purchase and sale agreement for the sale of a portion of our Marathon property for $1.3 million in cash. This transaction closed in June 2013. On February 26, 2013, our board of directors resolved to sell the remaining industrial properties and in March 2013, these properties were listed for sale. On March 11, 2013, we entered into two purchase and sale agreements for the sale of a two of the four Shoemaker Industrial Buildings for $0.5 million in cash each. The first building closed on August 5, 2013 and the second building is expected to close in August 2013. On May 14, we entered into a purchase and sale agreement for the sale of our 1830 Santa Fe property for $1.7 million in cash. This transaction closed on July 26, 2013. The financial results of the industrial properties for all periods presented have been reclassified to discontinued operations (See Note 17).

When assets are classified as held for sale, they are recorded at the lower of carrying value or the estimated fair value of the asset, net of selling costs. Accordingly, in the first quarter of 2012, we assessed Sherburne Commons, the property owned by Nantucket Acquisition LLC, to determine whether its carrying value exceeded its estimated fair value, net of selling costs. Consequently, we recorded an impairment charge of $1.1 million in the first quarter of 2012. We estimated fair value, net of selling costs, for Sherburne Commons based on a formal offer to acquire the property received from an independent third party. The property was deemed to be a Level 2 asset as our estimate of fair value was based on a non-binding purchase offer. We do not believe that this asset was a Level 1 asset as a purchase and sale agreement had not been signed as of the valuation date, giving the potential buyer the right to opt out of the transaction at its discretion (see Note 17).

In the second quarter of 2013, we listed all remaining industrial properties for sale and reported them as held for sale in discontinued operations. We assessed whether the fair values, net of estimated selling costs, for our industrial properties exceeded their carrying values. We estimated fair value, net of selling costs, for Shoemaker, Santa Fe and Orlando Small Bay (“OSB”) portfolio based on formal offers to acquire the property received from an independent third party. The properties were deemed to be a Level 1 asset as our estimate of fair value was based on the purchase offer. Based on this assessment, we recorded in the second quarter of 2013 an impairment charge of $3.4 million related to our OSB portfolio.

Leasing Commissions

Leasing commissions paid to third party brokers are capitalized at cost and amortized on a straight-line basis over the related lease term. As of June 30, 2013 and December 31, 2012, the balance of capitalized leasing commissions was $1.5 million and $1.3 million, respectively. Amortization expense related to capitalized leasing commissions for the three months ended June 30, 2013 and 2012 was $34,000 and $0, respectively. Amortization expense related to capitalized leasing commission for the six months ended June 30, 2013 and 2012 was $66,000 and $0 respectively.

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

Danby House
Land	$973,000
Buildings and improvements	6,972,000
Site improvements	292,000
Furniture and fixtures	978,000
In-place leases, legal and marketing costs	606,000
Real estate acquisition and capitalized costs	$9,821,000
Acquisition fees paid to advisor, expensed	$136,000
Third-party acquisition cost, capitalized (included above)	$121,000

6. Allowance for Doubtful Accounts

Allowance for doubtful accounts was $40,000 and $0.2 million as of June 30, 2013 and December 31, 2012, respectively.

7. Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily notes receivable and the note receivable from related party. Refer to Notes 8 and 9 with regard to credit risk evaluation of notes receivable and the note receivable from related party, respectively. Our cash is generally invested in investment-grade short-term instruments. As of June 30, 2013, we had cash accounts in excess of FDIC-insured limits. We do not believe the risk associated with this excess is significant.

As of June 30, 2013, excluding the VIE assets held for sale, we owned two properties in California, four properties in Florida, four properties in Oregon, one property in Texas and one property in North Carolina. Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

8. Notes Receivable

Notes receivable represent the combined balances due from the two loans to Servant Investments, LLC (“SI”) and Servant Healthcare Investments, LLC (“SHI”) (collectively “Servant”). When the loans were negotiated, Servant was a sub-advisor in an alliance with the managing member of our Advisor.

On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows from operations. It is our policy to recognize interest income on the reserved loan on a cash basis.

The $1.0 million principal balance is payable pursuant to a promissory note from SHI which provides for interest at a fixed rate of 5.00% per annum. A principal payment of $0.7 million is due on December 22, 2013 and the remaining balance of $0.3 million is due on December 22, 2014.

As of June 30, 2013 and December 31, 2012, the SHI note receivable balance was $0.9 million. For the three months ended June 30, 2013 and 2012, interest income related to the note receivable was $13,000 and $14,000, respectively. For the six months ended June 30, 2013 and 2012, interest income related to the note receivable was $26,000 and $27,000, respectively. The loan is current on all interest income payments as of June 30, 2013. We determined that Servant is not a variable interest entity and there is no requirement to include this entity in our condensed consolidated balance sheets and condensed consolidated statements of operations.

9. Note Receivable from Related Party

This represents a note receivable from the participating first mortgage loan to Nantucket, owned and managed by Cornerstone Ventures Inc., an affiliate of our Advisor. The loan was made in connection with Nantucket’s purchase of Sherburne Commons and matures on January 1, 2015 with no option to extend and bears interest at a fixed rate of 8.0% for the term of the loan. Interest is payable monthly with the principal balance due at maturity. We have not recorded any interest income on this loan for the six months ended June 30, 2013 and 2012.

Our quarterly evaluation of collectability involves judgment, estimates, a review of the underlying collateral and review of the Nantucket business model and projected future cash flows from operations. For our financial reporting purposes, Nantucket is considered a VIE and we are the primary beneficiary due to our enhanced ability to direct the activities of the VIE. Therefore, we have consolidated the operations since June 30, 2011 and, accordingly, eliminated the note receivable from related party in consolidation (see Note 11). For the three and six months ended June 30, 2013 and 2012, we recorded impairment charges related to the note of $0 and $1.1 million, respectively.

For the six months ended June 30, 2013 and 2012, the note receivable balance increased by $0.3 million due to our funding Sherburne Commons’ operating shortfalls. We expect that additional future disbursements to fund operating shortfalls will be required while efforts are made to finalize the sale of the property. The following table reconciles the note receivable from Nantucket Acquisition from January 1, 2013 to June 30, 2013 and from January 1, 2012 to June 30, 2012:

	2013	2012
Balance at January 1,	$—	$—
Additions:
Additions to note receivable from related party	292,000	285,000
Deductions:
Repayments of note receivable from related party	—	—
Elimination of balance in consolidation of VIE	(292,000)	(285,000)

Balance at June 30,	$—	$—

10. Receivable from Related Party

The receivable from related party primarily consists of the “excess organization and offering costs” (defined below) paid to the Advisor related to our follow-on offering which terminated on June 10, 2012. According to the advisory agreement, within sixty days after the end of the month in which the offering terminates, our Advisor is obligated to reimburse us for any organization and offering expenses that exceed 3.5% of our offering gross proceeds. Consequently, we recorded a receivable from our Advisor for $1.0 million, but reserved the full amount based our collectability analysis. On December 31, 2012, we reduced our reserve by $125,000 as this amount was collected in the first quarter of 2013. In June 2013, we received an additional $50,000 payment from our Advisor which was recorded as recovery on our Condensed Consolidated Statement of Operations of excess advisor obligation. (See Note 14).

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

Nantucket Acquisition

As of June 30, 2013, we had a variable interest in a VIE in the form of a note receivable from Nantucket in the amount of $9.4 million (see Note 9). As a result of our issuing a notice of default with respect to the note, we determined that we were the primary beneficiary of the VIE. Therefore, we began consolidating the operations as of June 30, 2011. Assets of the VIE may only be used to settle obligations of the VIE and creditors of the VIE have no recourse to the general credit of the Company. In October 2011, the Sherburne Commons property was reclassified to real estate held for sale and the related assets and liabilities are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale on our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012. Operating results for the property have been reclassified to discontinued operations on our condensed consolidated statement of operations for the three and six months ended June 30, 2013 and 2012.

In the second quarter of 2012, we received a formal offer from an independent third party to acquire the property. Based upon this evidence and management’s plan to sell the property, we determined that the offer, less estimated selling costs, approximates fair value. Consequently, we recorded an impairment charge of $1.1 million in the first quarter of 2012. As of the valuation date, our property interest was deemed to be a Level 2 asset as our estimate of fair value was based on a non-binding purchase offer. We do not believe that this asset was a Level 1 asset as a purchase and sale agreement had not been signed as of the valuation date, giving the potential buyer the right to opt out of the transaction at its discretion. No impairment charge was recorded in 2013.

Cornerstone Healthcare Partners LLC

On June 11, 2012, we formed CHP LLC with CHREF, an affiliate of the Advisor. The entity was formed to purchase healthcare related properties as part of the Company’s repositioning strategy. At June 30, 2013, we owned a 95% interest in CHP LLC and CHREF owned a 5% interest in the entity. As the equity holders are related parties and have voting rights that are disproportionate to their economic interests in CHP LLC, we determined that entity is a VIE. As we have control over the entity, along with the right to receive a majority of the expected residual returns and the obligation to absorb a majority of the expected losses of the entity, we determined that we were the primary beneficiary of the VIE. Consequently, we have consolidated the operations of the VIE.

As of June 30, 2013, the Company has not provided, and is not required to provide, financial support to the VIE except for the services provided to the VIE in its capacity as manager. There are no arrangements requiring the Company to provide additional financial support to the VIE, including circumstances in which the VIE could be exposed to further losses. The properties that were purchased through the VIE are mortgaged by a secured loan (see Note 15). This loan is secured by the healthcare properties purchased through the VIE and has no recourse to our general credit.

12. Payable to Related Parties

Payable to related parties at June 30, 2013 and December 31, 2012 consists of expense reimbursements payable to the Advisor.

13. Equity

Common Stock

As of June 30, 2013 and December 31, 2012, we have cumulatively issued 20.9 million shares of common stock for a total of $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. We are not currently offering shares of our common stock for sale.

Distributions

We did not pay any distributions to stockholders during the six months ended June 30, 2013 and 2012. Our distribution reinvestment plan was suspended indefinitely in December 2010. At this time, we cannot provide any assurance as to if or when we will resume our distribution reinvestment plan.

Stock Repurchase Program

Our board of directors suspended repurchases under the program effective December 31, 2010. At this time, we can make no assurance as to when and on what terms repurchases will resume.

14. Related Party Transactions

We have no employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. The Advisory Agreement entitles our Advisor to specified fees for certain services, investment / disposition of funds in real estate projects, reimbursement of organizational and offering costs incurred by the Advisor and certain other reimbursable costs and expenses incurred by the Advisor including, but not limited to, the following:

Acquisition Fees and Expenses - Pay our Advisor acquisition fees not to exceed 2.0% of the purchase price of an acquired property and any out of pocket expenses. For the three months ended June 30, 2013 and 2012, the Advisor earned $0 million of acquisition fees. For the six months ended June 30, 2013 and 2012, the Advisor earned $0.1 million and $0 of acquisition fees, respectively which are included in real estate acquisition costs on our Condensed Consolidated Statements of Operations.

Asset Management Fees and Expenses - Pay our Advisory a monthly asset management fee equal to one-twelfth of 0.75% of the Average Invested Assets (as defined in the Advisory Agreement). For the three months ended June 30, 2013 and 2012, the Advisor earned $0.2 million and $0.2 million, respectively, which were expensed and included in asset management fees and expenses in our Condensed Consolidated Statements of Operations. For the six months ended June 30, 2013 and 2012, the Advisor earned $0.4 million and $0.4 million, respectively, which were expensed and included in asset management fees and expenses in our Condensed Consolidated Statements of Operations.

Additionally, we will reimburse our Advisor for any direct and indirect costs and expenses incurred in providing asset management services to us, including personnel and related employment costs. For the three months ended June 30, 2013 and 2012, the Advisor was reimbursed $78,000 and $37,000, respectively. For the six months ended June 30, 2013 and 2012, the Advisor was reimbursed $152,000 and $81,000, respectively. These costs are included in asset management fees and expenses in our Condensed Consolidated Statements of Operations.

Disposition Fee - Pay our Advisor disposition fee not greater than 3% of the sales price of the property upon closing. These disposition fees may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. For the three months ended June 30, 2013 and 2012, the Advisor earned $0. For the six months ended June 30, 2013 and 2012, the Advisor earned $0.4 million and $0, respectively.

Organizational and Offering Costs – Pay our Advisor for reimbursement of any organizational and offering costs (“O&O”), but in no event will we have any obligation to reimburse the Advisor for costs in excess of 3.5% of the gross offerings raised. For the three month and six months ended June 30, 2013 and 2012, we did not incur any such costs.

On June 10, 2012, our follow-on offering was terminated and per the Advisory Agreement, the Advisor is obligated to repay us O&O costs paid by us related to our follow-on offering that exceeded 3.5% of the gross proceeds of the offering. We have reimbursed our Advisor a total of $1.1 million in organizational and offering costs related to our follow-on offering, of which $1.0 million was in excess of the contractual limit. Consequently, in the second quarter of 2012, we recorded a receivable from the Advisor for $1.0 million reflecting the excess reimbursement. However, as a result of our evaluation of various factors related to collectability of this receivable, we reserved the full amount of the receivable as of June 30, 2012. On December 31, 2012, we reduced our reserve by $0.1 million as we collected this amount in early 2013. We received an additional $50,000 in June 2013 which was recorded as a recovery in our Condensed Consolidated Statement of Operations. No assurances can be made when additional payments, if any, will occur.

Operating Expenses – Pay our Advisor’s direct and indirect costs the Advisor has incurred in providing administrative and management services to us. For the three months ended June 30, 2013 and 2012, the Advisor incurred $0.3 million and $0.3 million of such costs, respectively. For the six months ended June 30, 2013 and 2012, the Advisor incurred $0.6 million and $0.7 million of such costs, respectively. These costs are included in general and administrative expenses in our Condensed Consolidated Statements of Operations.

Per our charter and our Advisory Agreement, our board of directors has the responsibility of limiting our total operating expenses for the trailing four consecutive quarters to amounts that do not exceed the greater of 2% of our average invested assets or 25% of our net income, calculated in the manner set forth in our charter, unless a majority of the directors (including a majority of the independent directors) has made a finding that, based on unusual and non-recurring factors that they deem sufficient, a higher level of expenses is justified (the “2%/25% Test”). In the event that a majority of the directors (including a majority of the independent directors) does not determine that such excess expenses are justified, our Advisor must reimburse to us the amount of the excess expenses paid or incurred (the “Excess Amount”).

For the trailing four-fiscal-quarter period ended June 30, 2013, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $4.7 million and incurred an Excess Amount of approximately $2.4 million. Our board of directors, including a majority of our independent directors, has determined that this Excess Amount is justified as unusual and non-recurring factors because of our small size (for a public reporting company) and the costs of repositioning of our real estate investments. Notwithstanding such justification and as a condition to such justification, the Advisor has agreed that the Excess Amount for the trailing four-fiscal-quarter period ended June 30, 2013, shall be carried over and included in total operating expenses in the subsequent periods for purposes of the 2%/25% Test, with any waiver dependent on our Advisor’s continued satisfactory progress with respect to executing the strategic repositioning alternative chosen by the independent directors.

During the trailing four-fiscal-quarter period ended March 31, 2013, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income as we incurred operating expenses of approximately $4.6 million and incurred an Excess Amount of approximately $2.9 million. Our board of directors, including a majority of our independent directors, determined that this Excess Amount was justified as unusual and non-recurring factors because of our small size (for a public reporting company) and the costs of repositioning of our real estate investments. A condition of such justification was that the Excess Amount for the trailing four-fiscal-quarter period ended March 31, 2013, shall be carried over and included in total operating expenses in subsequent periods for purposes of the 2%/25% Test, with any waiver dependent on our Advisor’s continued satisfactory progress with respect to executing the strategic repositioning alternative chosen by the independent directors. Therefore, we incurred cumulative operating expenses of approximately $5.6 million and incurred an Excess Amount of approximately $3.4 million for the five-trailing fiscal-quarters ended June 30, 2013. The board of directors, including the independent directors, has unanimously resolved to permanently waive the Advisor’s reimbursement obligation with respect to amounts due for excess incurred in the five-fiscal-quarter period ended June 30, 2012, which totals $0.9 million and carried over the remaining trailing four quarters.

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

Property Management and Leasing Fees and Expenses - For the three months ended June 30, 2013 and 2012, the Advisor earned property management fees of $38,000 and $2,000, respectively. For the six months ended June 30, 2013 and 2012, the Advisor earned property management fees of $ 74,000 and $5,000, respectively. For the three months ended June 30, 2013 and 2012, the Advisor earned leasing fees of $0. For the six months ended June 30, 2013 and 2012, the Advisor earned leasing fees of $0.2 million and $0, respectively. The lease fees are capitalized and amortized to the property operating and maintenance expenses in our condensed consolidated statements of operations.

15. Notes Payable

Our total debt obligations are $47.7 million, including $12.0 million that is classified as liabilities associated with real estate held for sale, and will mature between 2014 and 2017. Our capitalized financing costs are $1.1 million and $1.1 million as of June 30, 2013 and December 31, 2012, respectively. These financing costs have been capitalized and are being amortized over the life of their respective financing agreements. For the three months ended June 30, 2013 and 2012, $41,000 and $11,000, respectively, of deferred financing costs were amortized. For the six months ended June 30, 2013 and 2012, $76,000 and $72,000, respectively, of deferred financing costs were amortized. The amortization of these costs is included in interest expense in our Condensed Consolidated Statements of Operations.

Wells Fargo Bank, National Association

On January 31, 2013, we sold our Carter property for cash proceeds of $1.7 million and used $0.6 million to pay down the loan with Wells Fargo Bank, National Association (“Wells Fargo”). As of June 30, 2013 and December 31, 2012, we had net borrowings of approximately $5.7 million and $6.5 million, respectively, under the Wells Fargo loan agreement secured by the Goldenrod Commerce Center, Hanging Moss Commerce Center and Monroe South Commerce Center properties. The weighted-average interest rate for the six months ended June 30, 2013 and the year ended December 31, 2012 was 3.50% and 3.66%, respectively. During the three months ended June 30, 2013 and 2012, we incurred $51,000 and $60,000 of interest expense, respectively. During the six months ended June 30, 2013 and 2012, we incurred $103,000 and $167,000 of interest expense, respectively. As of June 30, 2013, we were in compliance with all financial covenants associated with this loan.

The principal payments, adjusted after the Carter sale, due on the Wells Fargo loan for July 1, 2013 to December 31, 2013 period and for each of the five following years ending December 31 are as follows:

Year	Principal Amount
July 1, 2013 to December 31, 2013	$180,000
2014	$5,500,000
2015	$—
2016	$—
2017 and thereafter	$—

Transamerica Life Insurance Company

As of June 30, 2013 and December 31, 2012, we had outstanding balances of $6.3 million and $6.4 million, respectively, under this Transamerica Life Insurance Company (“Transamerica”) loan agreement secured by the Monroe North Commerce Center Property. During the three months ended June 30, 2013 and 2012, we incurred $94,000 and $97,000 of interest expense, respectively, related to the Transamerica loan. During the six months ended June 30, 2013 and 2012, we incurred $188,000 and $195,000 of interest expense, respectively, related to the Transamerica loan.

The principal payments due on the Transamerica loan for the July 1, 2013 to December 31, 2013 period and for each of the five following years ending December 31 are as follows:

Year	Principal Amount
July 1, 2013 to December 31, 2013	$97,000
2014	$6,235,000
2015	$—
2016	$—
2017 and thereafter	$—

General Electric Capital Corporation – Healthcare Properties

As of June 30, 2013 and December 31, 2012, we had an outstanding balance of $28.5 million under this General Electric Capital Corporation (“GE”) loan agreement secured by the Sheridan Care Center, Fern Hill Care Center, Farmington Square, Friendship Haven Healthcare and Rehabilitation Center and Pacific Health and Rehabilitation Center properties. During the three months ended June 30, 2013 and 2012, we incurred $0.4 million and $0, respectively, of interest expense under this loan. During the six months ended June 30, 2013 and 2012, we incurred $0.7 million and $0, respectively, of interest expense under this loan.

The principal payments due on the GE loan for the July 1, 2013 to December 31, 2013 period and for each of the five following years ending December 31 are as follows:

Year	Principal Amount
July 1, 2013 to December 31, 2013	$120,000
2014	$390,000
2015	$410,000
2016	$430,000
2017 and thereafter	$27,100,000

General Electric Capital Corporation – Western Property

On January 23, 2013, we sold the 20100 Western Avenue property for cash proceeds of $17.6 million and paid off the entire balance of the related loan. Therefore, during the three month ended June 30, 2013 and 2013, we incurred no interest expense related to this loan. During the six months ended June 30, 2013 and 2012, we incurred $26,000 and $0, respectively, of interest expense related to this loan.

The Private Bank

On January 31, 2013, we entered into a loan agreement with The Private Bank for a loan (the “PB Loan”) in the aggregate principal amount of $7.3 million secured by a first lien security interest in the Danby House facility. The PB Loan, which bears interest at one-month LIBOR (London Interbank Offer Rate) plus 4.00%, with a LIBOR floor of 1.00% or the Prime Rate plus 1.75%, with an all-in floor of 5.00%, matures on January 30, 2016, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the PB Loan will become due. The PB Loan amortizes over 25 years, with principal amounts being paid into a sinking fund. The PB Loan may be prepaid with no penalty if refinanced through the U.S. Department of Housing and Urban Development (“HUD”). During the three months ended June 30, 2013 and 2012, we incurred $92,000 and $0, respectively, of interest expense related to the PB Loan. During the six months ended June 30, 2013 and 2012, we incurred $153,000 and $0, respectively, of interest expense related to the PB Loan.

The principal payments, including payments to be made to the sinking fund, due on the PB loan for the July 1, 2013 to December 31, 2013 period and for each of the five following years ending December 31 are as follows:

Year	Principal Amount

July 1, 2013 to December 31, 2013	$85,000
2014	$170,000
2015	$179,000
2016	$6,841,000
2017 and thereafter	$—

16. Commitments and Contingencies

We monitor our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liabilities with respect to our properties that would have a material effect on our consolidated financial condition, results of operations or cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

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

On January 23, 2013, we sold Western Avenue to MMB Management, LLC, an unrelated third party, for a sale price of $17.6 million. We used $8.9 million of the proceeds to pay off the GE loan related to the property. The property is located at 20100 Western Avenue, Torrance, California and is an 116,433 square feet industrial building which we acquired in December 2006.

On January 30, 2013, we sold our Carter Commerce Center property to Carter Commerce Center, LLC, an unrelated third party, for a sale price of $1.7 million. We used $0.6 million of the proceeds to pay down the Wells Fargo loan secured by the property. The property, located at 890 Carter Road, Orlando, Florida, is a 49,125 square feet industrial building we acquired in November 2007.

On June 27, 2013, we sold one of the two Marathon Center property buildings to Marathon Acquisitions, LLC, an unrelated third party, for $0.9 million in cash. Marathon Center, located in Tampa Florida, is a 25,117 square foot industrial property we acquired in April 2007.

On June 28, 2013, we sold the second of the two Marathon Center property buildings to Sulmor LLC, an unrelated third party, for $1.3 million in cash. Marathon Center, located in Tampa Florida, is a 26,903 square foot industrial property we acquired in April 2007.

Assets Held for Sale

On February 26, 2013, our board of directors resolved to sell all of our remaining industrial properties. Therefore, the assets and liabilities of properties for which we have initiated plans to sell, but have not yet sold as of June 30, 2013, have been classified as assets and liabilities held for sale on the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2013, this represents the assets and liabilities of our Shoemaker, Goldenrod, Hanging Moss, Monroe South, Monroe North and Santa Fe properties. The December 31, 2012 balance will include these properties in addition to our Western and Carter properties, which were sold in the first quarter of 2013 and the Marathon property which was sold in June 2013. The results of operations for the properties held for sale or sold are presented in discontinued operations on the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2013 and 2012.

Assets of Variable Interest Entity Held for Sale

In the fourth quarter of 2011, our board of directors authorized us to actively market the Sherburne Commons property, a VIE that we began consolidating on June 30, 2011 (see Note 11). The assets and liabilities of properties for which we have initiated plans to sell, but have not yet sold as of June 30, 2013 are classified as assets of VIE held for sale and liabilities of VIE held for sale on the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2013 and December 31, 2012, this represents the assets and liabilities of the Sherburne Commons property. The results of operations for the VIE held for sale are presented in discontinued operations on the accompanying Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2013 and 2012.

As of June 30, 2013, the Sherburne Commons property is under contract to be sold, pending an acceptable financial settlement with a trust benefiting the residents who paid entrance fees when they moved into the property. While the time for clearance of contingencies has expired per the terms of the purchase and sale agreement, the buyer continues to pursue the transaction and secure the needed consents from the town and current owner / occupants. Similarly, the Company is cooperating with the buyer and seeking the political and neighbor support for the change in ownership and operator of the senior living facility. However, there are no assurances that the transaction will be consummated on the terms of the current purchase and sale agreement.

ASC 360 requires that assets classified as held for sale be carried at the lesser of their carrying amount or estimated fair value, less estimated selling costs. Accordingly, we recorded an impairment charge of $1.1 million in the first quarter of 2012 to record the Sherburne Commons property at its estimated fair value, less estimated selling costs (see Note 11).

The following is a summary of the components of (loss) income from discontinued operations for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Rental revenues, tenant reimbursements and other income	$1,297,000	$1,625,000	$2,640,000	$3,019,000
Operating expenses and real estate taxes	(1,155,000)	(1,278,000)	(2,238,000)	(2,597,000)
Depreciation and amortization	(149,000)	(389,000)	(402,000)	(770,000)
Impairment of real estate	(3,368,000)	—	(3,368,000)	(1,140,000)
Gain on sales of real estate net	37,000	—	4,088,000	—
Income (loss) from discontinued operations	$(3,338,000)	$(42,000)	$720,000	$(1,488,000)

The following table presents balance sheet information for the properties classified as held for sale as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Investments in real estate held for sale:
Land	$5,339,000	$11,525,000
Buildings and improvements, net	19,789,000	31,406,000
Intangible lease assets, net	19,000	32,000
Real estate held for sale, net	$25,147,000	$42,963,000

Other assets:
Tenant and other receivables, net	$239,000	$672,000
Leasing commissions, net	184,000	481,000
Other assets	55,000	735,000
Non-real estate assets associated with real estate held for sale	$478,000	$1,888,000

Assets of variable interest entity held for sale:
Cash and cash equivalents	$140,000	$68,000
Investments in real estate, net	3,905,000	3,905,000
Accounts receivable, inventory and other assets	209,000	291,000
Total assets	$4,254,000	$4,264,000

Liabilities
Accounts payable and accrued liabilities	$288,000	$421,000
Tenant security deposits	243,000	497,000
Notes payable	12,012,000	21,844,000
Liabilities associated with real estate held for sale	$12,543,000	$22,762,000
Liabilities of variable interest entity held for sale:
Note payable	$1,332,000	$1,332,000
Loan payable	163,000	222,000
Accounts payable and accrued liabilities	516,000	454,000
Intangible lease liabilities, net	145,000	145,000
Interest payable	388,000	299,000
Liabilities of variable interest entity held for sale	$2,544,000	$2,452,000

18. Segment Reporting

ASC 280-10, “Segment Reporting,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Prior to the third quarter of 2012, we operated in one reportable segment: industrial. As we began to implement our repositioning strategy and acquire healthcare properties in the third quarter of 2012, we reported under two operating segments: industrial and healthcare. Our healthcare segment consists of our senior housing properties. These operating segments represent the segments for which separate financial information is available and for which operating results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

On February 26, 2013, our board of directors has resolved that our remaining industrial properties should be listed for sale. Therefore, we have classified the industrial assets as held for sale and as of June 30, 2013, we report our continuing operations under the healthcare segment.

We evaluate the performance of our properties based on net operating income (“NOI”). NOI is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the real estate investment trust’s (“REIT’s”) real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

The following table reconciles NOI from net loss for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(4,200,000)	$(1,921,000)	$(1,262,000)	$(4,603,000)
Interest income from notes receivable	(13,000)	(14,000)	(26,000)	(27,000)
General and administrative	825,000	698,000	1,858,000	1,732,000
Asset management fees and expenses	296,000	207,000	594,000	422,000
Real estate acquisition costs	—	—	136,000	—
Reserve for excess advisor obligation	(50,000)	988,000	(50,000)	988,000
Depreciation and amortization	622,000	—	1,082,000	—
Other/interest expense and income, net	482,000	—	933,000	—
Loss (income) from discontinued operations	3,338,000	42,000	(720,000)	1,488,000
Net operating income	$1,300,000	$—	$2,545,000	$—

19. Subsequent Events

On July 2, 2013, we acquired Heritage Woods of Aledo, an assisted living facility located in Aledo, Illinois (“Aledo”) for $8.6 million. We acquired Aledo subject to a secured loan with GE in the amount of $5.9 million.

On July 26, 2013, we sold our Santa Fe property to an unrelated third party for $1.7 million in cash. The property consists of 12,200 square feet of industrial space. We acquired the property in August 2010.

On August 5, 2013, we sold one of the four Shoemaker Industrial Buildings to an unrelated third party, for $0.5 million in cash. We used $0.4 million of the proceeds to pay down the Wells Fargo loan secured by the property. The Shoemaker Industrial Building that was sold is located in Santa Fe Springs, California. We acquired the property in June 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part II, Item 1A herein and Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013.

Overview

We were incorporated on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate. As of June 30, 2013, we had raised $167.1 million of gross proceeds from the sale of 20.9 million shares of our common stock in our initial and follow-on public offerings and had acquired thirteen industrial properties, four of which were sold during 2011. In second half of 2012, we acquired five healthcare related properties. In the first quarter of 2013, we acquired our sixth healthcare property and sold two industrial properties. No properties were acquired in the second quarter of 2013. In June 2013, we sold the Marathon property. Additionally, in July 2013, we acquired our seventh healthcare property, sold one industrial property and sold one of four buildings in a second property (See Note 19 to the accompanying Notes to the Condensed Consolidated Financial Statements).

Our revenues, which are comprised largely of lease income, include rents reported on a straight-line basis over the initial term of each lease. Our growth depends, in part, on our ability to increase rental income on our healthcare properties and to increase rental rates and occupancy levels and control operating and other expenses at our industrial properties. Our operations are impacted by property-specific, market-specific, general economic and other conditions.

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

Investing in healthcare real estate assets, more specifically senior housing facilities, is believed to be accretive to earnings and potentially shareholder value. Senior housing facilities include independent living facilities, skilled-nursing facilities (“SNF”), assisted living facilities and memory and other continuing care retirement communities. Each of these caters to different segments of the elderly population. The Company’s repositioning strategy includes purchasing SNF’s, assisted living facilities, and memory care facilities.

On June 11, 2012, we formed CHP LLC to purchase healthcare related properties. At June 30, 2013, we owned a 95% interest in CHP LLC while CHREF, an affiliate of the Advisor, owned 5%. During the second half of 2012 and first quarter of 2013, CHP LLC acquired, through various wholly-owned subsidiaries, six senior-housing facilities. We obtained interim financing to purchase our healthcare facilities and intend to refinance the interim borrowings with long term financing. On July 2, 2013, we acquired the Aledo property, an assisted living facility which is noted in our subsequent events footnote (See Note 19 to the accompanying Notes to the Condensed Consolidated Financial Statements).

We lease our assisted living facilities and SNF’s to single-tenant operators under triple net lease structures. Services provided by operators or tenants of assisted living facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Assisted living facilities offer residents a place to reside that offers medical monitoring and little medical care while still offering personal privacy and freedom. SNF operators are typically more dependent on government reimbursement programs. SNF’s, more commonly known as nursing homes, are a healthcare option for seniors that are in need of constant medical attention or recovery and therapy after a hospital visit but do not require the more extensive and sophisticated treatment available at hospitals. Sub-acute care services are provided to residents beyond room and board. Certain SNF’s provide some services on an outpatient basis. Skilled nursing services are primarily paid for either by private sources, insurance, or through the Medicare and Medicaid programs.

Additionally, in order to move to our final phase of repositioning, during the first quarter of 2013, we listed our remaining industrial assets for sale. In June of 2013, we sold our Marathon property and had the following properties under a sales contract – Santa Fe, two of the four Shoemaker buildings and the Orlando Small Bay portfolio. As such, these industrial assets are now classified as held for sale on the accompanying June 30, 2013 and December 31, 2012 Condensed Consolidated Balance Sheets and presented as discontinued operations on our Condensed Consolidated Statements of Operations for all periods presented. We are using the proceeds from the industrial segment dispositions to pay down debt and reinvest the net proceeds into additional healthcare assets. On July 26, 2013, we sold our Santa Fe property and on August 5, 2013 we sold one of the four Shoemaker buildings (See Note 19 to the accompanying Notes to the Condensed Consolidated Financial Statements).

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

For the remainder of 2013, the board of directors has requested that the Advisor raise new property level joint venture equity and attract new capital partners, including international partners, while management continues to evaluate opportunities for repositioning and growth and secures long term debt for recent and future acquisitions and/or development opportunities. Selling portions of the properties we own to joint venture partners allows us to diversify our property holdings and therefore lower the overall risk profile of our healthcare portfolio.

Portfolio

At June 30, 2013, our continuing operations consisted of investments in six healthcare facilities, located in three states, consisting of four skilled nursing facilities and two assisted living / memory care facilities. Our discontinued operations consisted of six industrial properties located in California and Florida, and the Sherburne Commons VIE in Massachusetts. In the third quarter of 2013, we sold the Santa Fe property and two of the four Shoemaker Industrial Buildings (see Note 19 of the Condensed Consolidated Financial Statements). Additionally, in the third quarter of 2013, we acquired Heritage Woods of Aledo, an assisted living facility in Aledo, Illinois (see Note 19 to the accompanying Notes to the Condensed Consolidated Financial Statements). The following tables summarize our investments in real estate as of June 30, 2013:

Real Estate Properties:
	Properties	Beds	Square Footage	Purchase Price

Skilled Nursing Facilities	4	330	112,738	$31,740,000
Assisted Living/Memory Care Facilities	2	170	59,692	18,200,000
Industrial Properties	6	n/a	557,815	50,494,000
Total Real Estate Properties	12	500	730,245	$100,434,000

Healthcare Properties

Property	Location	Date Purchased	Square Footage	Beds	Percentage of Beds Occupied [1]	2013 Revenue [2]

Sheridan Care Center	Sheridan, OR	August 3, 2012	13,912	51	75	$434,000
Fern Hill Care Center	Portland, OR	August 3, 2012	13,344	51	78	434,000
Farmington Square	Medford, OR	September 14, 2012	32,557	71	79	772,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	56,968	150	78	1,514,000
Pacific Health and Rehabilitation Center	Tigard, Oregon	December 24, 2012	28,514	78	79	821,000
Danby House	Winston-Salem, NC	January 31, 2013	27,135	99	97	873,000
Total			172,430	500		$4,848,000

1 Represents percentage of beds occupied by residents. Each of these facilities is leased to a single tenant under a triple net lease.

2 Represents annualized revenue adjusted for timing of investment for facilities purchased in 2013.

Properties Held for Sale

Property	Location	Date Purchased	Square Footage	Occupancy

Shoemaker Industrial Bldgs.	Santa Fe Springs, CA	June 30, 2006	18,921	75.7%
Goldenrod Commerce Center	Orlando, FL	November 15, 2007	78,646	86.8%
Hanging Moss Commerce Center	Orlando, FL	November 15, 2007	94,200	78.2%
Monroe South Commerce Center	Sanford FL	November 15, 2007	172,500	69.8%
Monroe North Commerce Center	Sanford, FL	April 17, 2008	181,348	73.1%
1830 Santa Fe	Santa Ana, CA	August 5, 2010	12,200	100.0%
Total			557,815

Market Outlook — Real Estate and Real Estate Finance Markets

Despite an increase of new home construction and positive gains in the stock markets and improved industrial rental occupancy level in 2012 and 2013, the U.S. economy remains fragile. Housing and real estate have a long way to go before recovery to the pre-recession levels as some homeowners continue to be underwater, unemployment is still high and the U.S. government continues to deficit spend. The difficulty of accessing capital previously experienced is slowly subsiding, but concern about credit risk, the U.S. economy, Europe’s debt issues and the impact it may have on financial markets globally continues. As these concerns continue to unfavorably impact real estate demand, particularly our industrial product type and, if they continue, we may experience more vacancies, reduced rental rates, increase in rental concessions to existing and new tenants, including free rent which decreases cash flows from operations.

Until market conditions are more stable, we expect to continue to limit capital expenditures, focusing on those capital expenditures that preserve value and/or generate rental revenue. However, if we experience an increase in vacancies, we may incur costs to improve our property, pay leasing commissions for leasing our unit space at the properties and provide for rental concessions.

In contrast, senior housing remained resilient during the economic recession. Some of the largest REITs in the U.S. are Healthcare REITs. The senior housing and care market carries an approximate value of $270 billion and growing. Throughout the U.S., there are just over 22,000 independent living, assisted living and skilled nursing facilities.

Throughout the economic recession, senior housing occupancy held up well when compared to apartment, office, retail, industrial and hotel categories. Key demand drivers for senior housing include the strengthening demographics which include the growing number of baby boomers, a better understanding and acceptance of residents and senior housing as an alternative, more and more potential residents can afford senior housing and have more affluence. Residents are living longer and have better healthcare. Fewer family care givers are available and residents have no other alternative. It is forecasted that demographics will remain strong for decades.

Senior housing average cap rates tend to be higher than other asset classes, which improves returns on investment. During the recession, debt was less available. Currently, there are several lenders in the senior housing market offering attractive rates and leverage on the properties. Sources of debt include high yield bonds, insurance companies, commercial finance companies, commercial banks, HUD, Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac have nearly $20 billion in total outstanding senior housing loans (assisted living and independent living).

In general, with experienced, quality operators mitigating risks associated with senior housing, and with our emphasis on skilled nursing, assisted living and memory care, we believe the senior housing market has a strong outlook for market fundamentals and provides solid and relatively stable returns.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

Results of Operations

As of June 30, 2013, we owned properties consisting of six industrial properties that have been in our portfolio for approximately three or more years and six healthcare properties which were purchased in the second half of 2012 and the first quarter of 2013. In January 2013, we sold our Western Avenue and Carter properties for gross proceeds of $17.6 million and $1.7 million, respectively. In June 2013, we sold our Marathon property for gross proceeds of $2.1 million. All industrial properties are reported for all periods presented as Assets Held for Sale on our Condensed Consolidated Balance Sheets and in Discontinued Operations on our Condensed Consolidated Statements of Operations.

The healthcare segment’s financial results are reported as continuing operations on our Condensed Consolidated Statements of Operations. Below is a summary of the healthcare segment since executing our repositioning strategy. The table illustrates the favorable trend of growing revenues, net operating income and investments in healthcare real estate assets.

	Quarter ending
HEALTHCARE PROPERTIES:	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	Jun. 30, 2013

Rental & other revenues	$322,000	$965,000	$1,387,000	$1,462,000
Property operating expenses	33,000	64,000	143,000	161,000
Net operating income	$289,000	$901,000	$1,244,000	$1,301,000

Number of healthcare properties owned	4	5	6	6

Investments in healthcare real estate:	$32,100,000	$40,240,000	$50,066,000	$50,066,000

In October 2011, we reclassified the Sherburne Commons property as variable interest entity held for sale (see Note 17) and the results of its operations have been reported in discontinued operations for all periods presented.

Three months ended June 30, 2013 and 2012

	Three Months Ended June 30,			%
	2013	2012	$ Change	Change
Rental revenues, tenant reimbursements & other income	$1,461,000	$—	$1,461,000	N/A %
Property operating expenses	(161,000)	—	(161,000)	N/A %
Net operating income (1)	1,300,000	—	1,300,000	N/A %
Interest income from notes receivable	13,000	14,000	(1,000)	(7.1)%
General and administrative	(825,000)	(698,000)	(127,000)	18.2%
Asset management fees and expenses	(296,000)	(207,000)	(89,000)	43.0%
Collection of (reserve for) excess advisor obligation	50,000	(988,000)	1,038,000	(105.1)%
Depreciation and amortization	(622,000)	—	(622,000)	N/A %
Interest and other expense and income	(482,000)	—	(482,000)	N/A %
Loss from continuing operations	(862,000)	(1,879,000)	1,017,000	(54.1)%
Loss from discontinued operations	(3,338,000)	(42,000)	(3,296,000)	7,847.6%
Net loss	(4,200,000)	(1,921,000)	(2,279,000)	118.6%
Noncontrolling interests’ share in losses	184,000	225,000	(41,000)	(18.2)%
Net loss applicable to common shares	$(4,016,000)	$(1,696,000)	$(2,320,000)	136.8%

(1)	NOI is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI. See Note 18 for a summary table reconciling NOI from net loss.

Rental revenues, tenant reimbursements, other income, property operating expenses, depreciation and amortization increases are due to the healthcare properties acquired in the second half of 2012 and the first quarter of 2013. Our healthcare business segment did not exist in the first half of 2012. The results of revenues and expenses from our industrial properties are now classified as held for sale and reported under “Discontinued operations.”

General and administrative expense increase is primarily due increased audit and tax fees resulting from our acquisitions and transition into the healthcare, higher Advisor allocations and consulting costs offset by lower legal fees.

Collection of (reserve for) excess advisor obligation represents organizational and offering costs incurred in excess of 3.5% limitation of the gross proceeds from our follow-on offering which terminated on June 10, 2012 (See Note 10 to the accompanying Notes to Condensed Consolidated Financial Statements). Our Advisory Agreement provides that the Advisor will reimburse any excess. Consequently, we recorded a receivable for the excess of $1.0 million which we fully reserved for as of June 30, 2012 based on our evaluation of the Advisor’s inability to repay at that time. As of December 31, 2012, we reduced our reserve by approximately $0.1 million as it became probable that we would collect this amount in the first quarter of 2013. In the second quarter, we received an additional $50,000.

Asset management fee increases are primarily due to increases in fees associated with the healthcare acquisitions of 2012 and 2013 offset by the impact of the Carter and Western Avenue property sales in the first quarter of 2013.

Interest expense increases in 2013 are primarily due to loans secured by the healthcare properties. The healthcare segment did not exist in the first quarter 2012. Interest expenses from our industrial properties are now classified as held for sale and reported under “Discontinued operations.”

The loss from discontinued operations represents the results of operations for properties sold and/or classified as held for sale. Additionally, all prior periods presented for these properties were reclassified to discontinued operations for presentation purposes. During second quarter of 2013, we sold our Marathon property to third parties and reclassified all remaining industrial properties as held for sale. The loss, primarily due to the impairment of real estate, from discontinued operations was $3.3 million for the three months ended June 30, 2013 compared to loss from discontinued operations of $42,000 for the three months ended June 30, 2012.

Six months ended June 30, 2013 and 2012

	Six Months Ended June 30,			%
	2013	2012	$ Change	Change
Rental revenues, tenant reimbursements & other income	$2,849,000	$—	$2,849,000	N/A %
Property operating expenses	(304,000)	—	(304,000)	N/A %
Net operating income (1)	2,545,000	—	2,545,000	N/A %
Interest income from notes receivable	26,000	27,000	(1,000)	(3.7)%
General and administrative	(1,858,000)	(1,732,000)	(126,000)	7.3%
Asset management fees and expenses	(594,000)	(422,000)	(172,000)	40.8%
Real estate acquisition costs	(136,000)	—	(136,000)	N/A %
(Collection of) reserve for excess advisor obligation	50,000	(988,000)	1,038,000	(105.1)%
Depreciation and amortization	(1,082,000)	—	(1,082,000)	N/A %
Interest and other expense and income	(933,000)	—	(933,000)	N/A %
Loss from continuing operations	(1,982,000)	(3,115,000)	1,133,000	(36.4)%
Income (loss) from discontinued operations	720,000	(1,488,000)	2,208,000	(148.4)%
Net loss	(1,262,000)	(4,603,000)	3,341,000	(72.6)%
Noncontrolling interests’ share in losses	464,000	528,000	(64,000)	(12.1)%
Net loss applicable to common shares	$(798,000)	$(4,075,000)	$3,277,000	(80.4)%

(1)	NOI is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI. See Note 18 for a summary table reconciling NOI from net loss.

Rental revenues, tenant reimbursements and other income, property operating expenses, depreciation and amortization increases are due to the healthcare properties acquired in the second half of 2012 and the first quarter of 2013. The healthcare segment did not exist in the first quarter 2012. The results of revenues from our industrial properties are now classified as held for sale and reported under “Discontinued operations.”

Interest income from notes receivable for the six months ended June 30, 2013 was comparable to the six months ended June 30, 2012.

General and administrative expense increase is primarily due increased audit and tax fees resulting from our acquisitions and transition into the healthcare segment, higher Advisor allocations and consulting costs offset by lower legal fees.

Asset management fee increases are primarily due to increases in fees associated with the healthcare acquisitions of 2012 and the first quarter of 2013 offset by the impact of the Marathon, Carter and Western Avenue property sales.

Real estate acquisition cost increase in 2013 is due to fees and third party costs associated with the Danby House acquisition compared to no acquisitions for the six months ended June 30, 2012.

Collection of (reserve for) excess advisor obligation represents organizational and offering costs incurred in excess of 3.5% limitation of the gross proceeds from our follow-on offering which terminated on June 10, 2012 (See Note 10 to the accompanying Notes to the Condensed Consolidated Financial Statements). Our Advisory Agreement provides that the Advisor will reimburse any excess over the limitation. Consequently, we recorded a receivable for the excess of $1.0 million which we fully reserved for as of June 30, 2012 based on our evaluation of the Advisor’s inability to repay at that time. As of December 31, 2012, we reduced our reserve by approximately $0.1 million as it became probable that we would collect this amount in the first quarter of 2013. In the second quarter, we received an additional $50,000.

Interest expense increases in 2013 are primarily due to the loans secured by the healthcare properties. The healthcare segment did not exist in the first quarter 2012. Interest expenses from our industrial properties are now classified as held for sale and reported under “Discontinued operations.”

The income from discontinued operations represents the results of operations for properties sold and/or classified as held for sale in accordance with ASC 360, Property, Plant and Equipment. Additionally, all prior periods presented for these properties were reclassified to discontinued operations for presentation purposes. During first quarter of 2013, we sold our Western Avenue and Carter properties to third parties and reclassified all industrial properties as held for sale. The income from discontinued operations was $0.7 million for the six months ended June 30, 2013 which consisted primarily of gain on sale of Western for $4.1 million offset by impairment of real estate on the OSB portfolio for $3.4 million, compared to loss from discontinued operations of $1.5 million for the six months ended June 30, 2012 which consisted of impairment of real estate for $1.1 million.

Liquidity and Capital Resources

We are currently not offering our shares of common stock for sale. Going forward, we expect our primary sources of cash to be rental revenues, tenant reimbursements and interest income. In addition, we may increase cash through the sale of additional properties or borrowing against currently-owned properties. We expect our primary uses of cash to be for the repayment of principal on notes payable, funding future acquisitions, operating expenses, interest expense on outstanding indebtedness, advances to our VIE to fund operating shortfalls, and cash distributions. Operating expenses are expected to exceed operating revenues over the next twelve months. We plan to fund this operating shortfall from available cash and the net proceeds from property sales and property refinancing.

As of June 30, 2013, we had approximately $3.6 million in cash and cash equivalents on hand. Our liquidity will increase if cash from operations exceeds expenses, additional shares are offered, we receive net proceeds from the sale of a property or if refinancing results in excess loan proceeds and decrease as proceeds are expended in connection with the acquisitions, operation of properties and advances to our VIE held for sale. Based on current conditions, we believe that we have sufficient capital resources for the next twelve months.

Credit Facilities and Loan Agreements

As of June 30, 2013, we had debt obligations of approximately $47.7 million, including $12.0 included in liabilities, held for sale associated with real estate held for sale. The outstanding balance by loan agreement is as follows:

•	Wells Fargo approximately $5.7 million maturing February 2014,
•	Transamerica approximately $6.3 million maturing November 2014,
•	GE Capital – Healthcare approximately $28.5 million maturing September 2017,
•	The Private Bank – approximately $7.3 million maturing January 2016, and
•	The GE Capital loan on the Western property of approximately $8.9 million was paid-off in January 2013.

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

As of June 30, 2013, we have all the industrial properties and Sherburne Commons, held in Nantucket, listed for sale. We continue to pursue options for repaying and/or refinancing debt obligations, including our asset sales. We expect to fund our short-term liquidity requirements primarily from available cash and future net sales proceeds. Our Advisor has informed us that they believe that conditions may be acceptable to raise money through joint venture arrangements although there can be no assurances that any such transactions will have terms acceptable to us or will be consummated.

In recent years, financial markets have experienced unusual volatility and uncertainty and liquidity has tightened in all financial markets, including the debt and equity markets. Our ability to repay or refinance debt could be adversely affected by an inability to secure financing at reasonable terms, if at all.

Distributions

We did not pay any distributions to stockholders for the six months ended June 30, 2013 and 2012, See Note 13 of the Condensed Consolidated Financial Statement Footnotes.

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

NAREIT recently issued updated reporting guidance that directs companies, for their computation of NAREIT FFO, to exclude impairments of depreciable real estate when write-downs are driven by measurable decreases in the fair value of real estate holdings. Previously, our calculation of FFO (consistent with NAREIT’s previous guidance) did not exclude impairments of, or related to, depreciable real estate. Consistent with this current NAREIT reporting guidance, we have restated our 2012 FFO amount.

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

We believe that MFFO is an important supplemental measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of our operating performance. As explained below, management’s evaluation of our operating performance excludes these items in the calculation based on the following considerations:

•	Real estate acquisition costs. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. These acquisition costs have been funded from the proceeds of our initial public offering and other financing sources and not from operations. We believe by excluding expenses acquisition costs; MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. Real estate acquisitions costs include those paid to our Advisor and to third parties.

•	Adjustments for amortization of above or below market rents. Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of lease assets diminishes predictably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the operating performance of our real estate.

•	Adjustments for straight-line rents. Under GAAP, rental income recognition can be significantly different from underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the economic impact of our lease terms and presents results in a manner more consistent with management’s analysis of our operating performance.

FFO and MFFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Both FFO and MFFO should be reviewed along with other GAAP measurements. Our FFO and MFFO, as presented, may not be comparable to amounts calculated by other REITs. The following is reconciliation from net income (loss) applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO and MFFO for the three months and six months ended June 30, 2013 and 2012:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income( loss) applicable to common shares	$(4,016,000)	$(1,696,000)	$(798,000)	$(4,075,000)
Adjustments:
Depreciation and amortization of real estate assets:
Continuing operations	622,000	—	1,082,000	—
Discontinued operations	149,000	389,000	402,000	770,000
Gain on sales of real estate, net	(37,000)	—	(4,088,000)	—
Impairment of real estate assets:
Discontinued operations	3,368,000	—	3,368,000	1,140,000
Noncontrolling interests’ share in losses	(184,000)	(225,000)	(463,000)	(528,000)
Noncontrolling interests’ share in FFO	186,000	225,000	474,000	528,000
FFO applicable to common shares	$88,000	(1,307,000)	(23,000)	(2,165,000)
Adjustments:
Amortization of (below-) above-market rents	4,000	(8,000)	8,000	(13,000)
Straight-line rents	(125,000)	(49,000)	(258,000)	(39,000)
Amortization of deferred financing costs	41,000	11,000	76,000	72,000
Reserve for excess advisor obligation	(50,000)	988,000	(50,000)	988,000
Real estate acquisition costs	—	—	136,000	—
Modified funds from operations (MMFO) applicable to common shares	$(42,000)	(365,000)	(111,000)	$(1,157,000)
Weighted-average number of common shares
Outstanding - basic and diluted	23,028,285	23,028,285	23,028,285	23,028,285
FFO per weighted average common shares	$(0.00)	$(0.06)	$(0.00)	$(0.09)
MFFO per weighted average common shares	$(0.00)	$(0.02)	$(0.00)	$(0.05)

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2013:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable (1)(5)	$47,737,000	$6,406,000	$14,464,000	$26,867,000	$—
Interest expense related to long-term debt (2)	$7,468,000	$2,295,000	$4,897,000	$276,000	$—
Below-market ground lease (3)(4)	$3,609,000	$—	$49,000	$121,000	$3,439,000

(1)	This represents the sum of loans with Wells Fargo, Transamerica, GE and The Private Bank.

(2)	Interest expense related to the loan agreement with Wells Fargo Bank is calculated based on the loan balance outstanding at June 30, 2013, one-month LIBOR at June 30, 2013, with a 150 basis point LIBOR floor, plus a margin of 200 basis points. Interest expense related to the loan agreement with Transamerica is based on a fixed rate of 5.89% per annum. Interest expense related to the loan agreement with GE related to the acquisition of healthcare properties is based on three-month LIBOR, with a floor of 50 basis points, a spread or margin of 4.50%. Interest expense on The Private Bank agreement is based on one-month LIBOR plus 4.00%, with a LIBOR of 1.00% or the Prime Rate plus 1.75%, with an all-in floor of 5.00%.

(3)	The below-market ground lease relates to Sherburne Commons, a VIE for which we were deemed to be the primary beneficiary and began consolidating as of June 30, 2011. As of October 19, 2011, Sherburne Commons met the requirements for reclassification to real estate held for sale. Consequently, at June 30, 2013, the related assets and liabilities of the VIE are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale, respectively, on our condensed consolidated balance sheets.

(4)	The below-market ground lease is a 50-year lease expiring in 2059 relating to land on which the Sherburne Commons senior housing facility is located. The land is leased from the town of Nantucket, Massachusetts with lease payments totaling $1 per year for years one through four, one-half of one percent of operating revenues, as defined in the ground lease, for years five through seven, and one percent of operating revenues, as defined in the ground lease, thereafter.

(5)	The notes payable payment amounts include The Private Bank loan of $7.3 million. Per our loan agreement, we are to make deposits into a sinking fund based on a 25 year amortization schedule. At maturity, the cumulative monthly deposits will be applied to the loan with the balance to be paid by us.

Subsequent Events

See Note 19 of the Condensed Consolidated Financial Statements.

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

As of June 30, 2013, we had borrowings outstanding of $41.4 million under our variable-rate loan agreements. An increase in the variable interest rate on the loan agreement constitutes a market risk as a change in rates would increase or decrease interest expense incurred and therefore cash flows available for distribution to shareholders. Based on the debt outstanding as of June 30, 2013, a one percent (1%) change in interest rates related to the variable-rate debt would result in a change in interest expense of approximately $414,000 per year, or $0.02 per common share on a basic and diluted basis.

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

This Form 10-Q and the documents incorporated by reference contain statements that constitute "forward-looking statements" as that term is defined in the federal securities laws. These forward-looking statements include, but are not limited to, those regarding:

•	the continuing repositioning and expansion of our portfolio, including our ability to close our anticipated acquisitions and investments on currently anticipated terms, or within currently anticipated timeframes, or at all;
•	the sale of industrial properties;
•	the performance of our operators/tenants and properties;
•	our ability to enter into agreements with new viable tenants for vacant space or for properties that we take back from financially troubled tenants, if any;
•	our occupancy rates and the bed occupancy rates of our healthcare operators;
•	our ability to acquire, develop and/or manage properties;
•	our ability to make distributions to stockholders;
•	our policies and plans regarding investments, financings and other matters;
•	our tax status as a real estate investment trust;
•	our critical accounting policies;
•	our ability to appropriately balance the use of debt and equity;
•	our ability to access capital markets or other sources of funds
•	to raise additional equity and;
•	our ability to avoid take-over risks due to the depressed value of our common stock resulting from the prior impairment adjustments to the industrial portfolio.

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

Risk factors related to our operators' revenues and expenses

Our operators' revenues are primarily driven by occupancy, private pay rates, and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts and state budget shortfalls. Operating costs continue to increase for our operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating enough cash to make payments to us, our revenues may be reduced and the credit of our operator and the value of other collateral would have to be relied upon. To the extent the value of such property is reduced, we may need to record an impairment for such asset. Furthermore, if we determine to dispose of an underperforming property, such sale may result in a loss. Any such impairment or loss on sale would negatively affect our financial results.

The continued weakened economy may have an adverse effect on our operators and tenants, including their ability to access credit or maintain occupancy and/or private pay rates. If the operations, cash flows or financial condition of our operators are materially adversely impacted by economic or other conditions, our revenue and operations may be adversely affected. Increased competition may affect our operators' ability to meet their obligations to us. The operators of our properties compete on a local and regional basis with operators of properties and other health care providers that provide comparable services. We cannot be certain that the operators of all of our facilities will be able to achieve and maintain occupancy and rate levels that will enable them to meet all of their obligations to us. Our operators are expected to encounter increased competition in the future that could limit their ability to attract residents or expand their businesses.

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

Risk factors related to government regulations

Some of our operators’ businesses are affected by government reimbursement. To the extent that an operator/tenant receives a significant portion of its revenues from government payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or specific to certain facilities) and interruption or delays in payments due to any ongoing government investigation amid audits at such property. In recent years, government payors have frozen or reduced payments to health care providers due to budgetary pressures. Health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of our operators and properties. There can be no assurance that adequate reimbursement levels will be available for services provided by any property operator, whether the property receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an obligor's liquidity, financial condition and results of operations, which could adversely affect the ability of an obligor to meet its obligations to us.

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

The Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) provide individual states with an increased federal medical assistance percentage under certain conditions. On June 28, 2012, The United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow states not to participate in the expansion-and to forego funding for the Medicaid expansion-without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear whether any state will pursue this option, although at least some appear to be considering this option at this time. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants' revenues through new patients while further straining state budgets. While the federal government will pay for approximately 100% of those additional costs from 2014 to 2016, states will be expected to begin paying for part of those additional costs in 2017. With increasingly strained budgets, it is unclear how states will pay their share of these additional Medicaid costs and what other health care reimbursements could be reduced as a result. A significant reduction in other health care related spending by states to pay for increased Medicaid costs could affect our tenants' revenue streams.

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

Risk factors related to liability claims and insurance costs

In recent years, skilled nursing and senior housing operators have experienced substantial increases in both the number and size of patient care liability claims. As a result, general and professional liability insurance costs have increased in some markets. General and professional liability insurance coverage may be restricted or very costly, which may adversely affect the property operators' future operations, cash flows and financial condition, and may have a material adverse effect on the property operators' ability to meet their lease obligations to us.

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

We did not pay any distributions to stockholders during the six months ended June 30, 2013 and 2012. Until our investments in real estate generate operating cash flow sufficient to make distributions to stockholders, we may pay a substantial portion of our distributions from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. No distributions were paid for the four quarters ended June 30, 2013 and 2012. For the four quarters ended June 30, 2013, net cash used in operating activities was $5.9 million. During this period, FFO was negative $1.3 million.

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

We are dependent on our Advisor to manage our operations and our portfolio of real estate assets. Our Advisor depends upon the fees and other compensation that it receives from us in connection with the purchase, financing, leasing and management and sale of our properties to conduct its operations. To date, the fees we pay to our Advisor have been inadequate to cover its operating expenses. To cover its operational shortfalls, our Advisor has relied on cash raised in private offerings of its sole member. If our Advisor is unable to secure additional capital, it may become unable to meet its obligations and we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of your investment in us. Additionally, our Advisor may not be able to reimburse us for excess offering costs or other amounts due to us.

Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.

Our board of directors determines our major policies, including our policies regarding investment, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors continually evaluates alternatives to maximize value for our stockholders. As a result of this process, or otherwise, our board of directors may determine that it is in the best interest of the company to change, amend or revise certain of our major policies. Our board of directors may amend or revise these policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on certain limited matters. Our board’s broad discretion in setting policies and directing our Advisor and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-Q.

(b) Not applicable.

(c) During the six months ended June 30, 2013, we redeemed no shares pursuant to our stock repurchase program.

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

10.3 10.4 10.5

Loan agreement between lender and HP Winston-Salem, LLC dated January 31, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 5, 2013).

Purchase and Sale Agreement effective January 28, 2013 and assigned to Buyer on July 2, 2013 between HP Aledo, LLC and Aledo Senior Housing, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2013).

Loan agreement between lender and HP Aledo, LLC, dated July 2, 2013.

31.1	Certification of Principal Operating Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Operating Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of August 2013.

CORNERSTONE CORE PROPERTIES REIT, INC.

By:	/s/ Kent Eikanas
Kent Eikanas
President / Chief Operating Officer
(Principal Operating Officer)

By:	/s/ Timothy C. Collins
Timothy C. Collins
Chief Financial Officer
(Principal Financial Officer )

