Form 10-Q
period 2013-09-30
Summit Healthcare REIT, Inc
filed 2013-11-13
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52566

Summit Healthcare REIT, Inc.
(Exact name of registrant as specified in its charter)

MARYLAND	73-1721791
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1920 MAIN STREET, SUITE 400, IRVINE, CA	92614
(Address of principal executive offices)	(Zip Code)

949-852-1007
(Registrant’s telephone number, including area code)

Cornerstone Core Properties REIT, Inc.
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

As of November 13, 2013 we had 23,028,285 shares issued and outstanding.

FORM 10-Q
Summit Healthcare REIT, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$17,161,000	$999,000
Real estate properties (held in variable interest entity):
Land	5,709,000	4,521,000
Buildings and improvements, net	36,944,000	23,093,000
Furniture and fixtures, net	3,679,000	2,750,000
Intangible lease assets, net	3,640,000	2,650,000
Certificate of need (license)	6,786,000	6,786,000
Real estate properties, net	56,758,000	39,800,000
Notes receivable, net (Note 8)	908,000	908,000
Deferred financing costs, net	713,000	690,000
Deferred acquisition costs	213,000	—
Receivable from related parties (Note 14)	164,000	7,000
Tenant and other receivables, net	1,020,000	512,000
Restricted cash	609,000	325,000
Deferred leasing commission, net	1,753,000	1,340,000
Other assets, net	24,000	296,000
Assets held for sale, net (Note 17)	567,000	44,851,000
Assets of variable interest entity held for sale (Note 17)	4,186,000	4,264,000
Total assets	$84,076,000	$93,992,000

LIABILITIES AND EQUITY (DEFICIT)

Accounts payable and accrued liabilities	$748,000	$511,000
Payable to related parties	—	136,000
Prepaid rent, security deposits and deferred revenue	159,000	72,000
Security deposit	1,371,000	852,000
Distribution payable	5,000	—
Liabilities associated with real estate held for sale (Note 17)	52,000	22,762,000
Liabilities held in variable interest entity:
Loan payable	41,534,000	28,450,000
Liabilities of variable interest entity held for sale (Note 17)	2,555,000	2,452,000
Total liabilities	46,424,000	55,235,000
Commitments and contingencies (Note 16)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2013 and December 31, 2012
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,028,285 shares issued and outstanding at September 30, 2013 and December 31, 2012 respectively	23,000	23,000
Additional paid-in capital	117,226,000	117,226,000
Accumulated deficit	(77,117,000)	(76,206,000)
Total stockholders’ equity	40,132,000	41,043,000
Noncontrolling interest	(2,480,000)	(2,286,000)
Total equity	37,652,000	38,757,000
Total liabilities and equity	$84,076,000	$93,992,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

  SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Rental revenues	$1,551,000	$298,000	$4,185,000	$298,000
Tenant reimbursements and other income	165,000	23,000	380,000	23,000
Interest income from notes receivable	13,000	13,000	38,000	40,000
	1,729,000	334,000	4,603,000	361,000
Expenses:
Property operating costs	216,000	33,000	519,000	33,000
General and administrative	694,000	757,000	2,552,000	2,489,000
Asset management fees and expenses	271,000	240,000	865,000	662,000
Real estate acquisition costs	121,000	737,000	257,000	737,000
Depreciation and amortization	627,000	130,000	1,709,000	130,000
(Recovery of) reserve for excess advisor obligation	(50,000)	—	(100,000)	988,000
	1,879,000	1,897,000	5,802,000	5,039,000
Operating loss	(150,000)	(1,563,000)	(1,199,000)	(4,678,000)

Other income and (expense):
Other income	23,000	—	33,000	—
Interest expense	(574,000)	(123,000)	(1,517,000)	(122,000)
Loss from continuing operations	(701,000)	(1,686,000)	(2,683,000)	(4,800,000)

Discontinued operations:
Income (loss) from discontinued operations	(1,009,000)	115,000	(1,009,000)	(234,000)
Impairment of real estate	—	—	(3,368,000)	(1,140,000)
Gain on sales of real estate	1,323,000	—	5,411,000	—
Income (loss) from discontinued operations	314,000	115,000	1,034,000	(1,374,000)

Net loss	(387,000)	(1,571,000)	(1,649,000)	(6,174,000)
Noncontrolling interest’s share in loss	274,000	258,000	738,000	787,000
Net loss applicable to common shares	$(113,000)	$(1,313,000)	$(911,000)	$(5,387,000)

Basic and diluted loss per common share
Continuing operations	$(0.03)	$(0.07)	$(0.12)	$(0.21)
Discontinued operations	0.03	0.01	0.08	(0.03)
Net loss applicable to common shares	$(0.00)	$(0.06)	$(0.04)	$(0.24)

Weighted average shares used to calculate basic and diluted net loss per common share	23,028,285	23,028,285	23,028,285	23,028,285

Distributions declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

  SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2013
(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2013	23,028,285	$23,000	$117,226,000	$(76,206,000)	$41,043,000	$(2,286,000)	$38,757,000
Distribution	—	—	—	—	—	—	—
Redeemed Shares	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(80,000)	(80,000)
Noncontrolling interest contribution	—	—	—	—	—	624,000	624,000
Net loss	—	—	—	(911,000)	(911,000)	(738,000)	(1,649,000)
Balance — September 30, 2013	23,028,285	$23,000	$117,226,000	$(77,117,000)	$40,132,000	$(2,480,000)	$37,652,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

  SUMMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,649,000)	$(6,174,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	119,000	99,000
Depreciation and amortization	2,215,000	1,294,000
Straight-line rents and amortization of acquired above (below) market leases, net	(441,000)	(264,000)
Bad debt expense (recovery), net	7,000	(19,000)
Impairment of real estate	3,368,000	1,140,000
Reserve for excess advisor obligation	—	988,000
Write-off of lease commission, straight-line rent receivables and other assets, net	1,049,000	—
Gain on sales of real estate, net	(5,411,000)	—
Change in operating assets and liabilities:
Tenant and other receivables, net	38,000	95,000
Prepaid and other assets	621,000	(1,590,000)
Leasing commission	(704,000)	—
Restricted cash, net	(283,000)	(379,000)
Prepaid rent, security deposit and deferred revenues	12,000	(42,000)
Payable to related parties, net	(202,000)	(9,000)
Deferred costs and deposits	11,000	5,000
Accounts payable and accrued expenses	93,000	703,000
Net cash used in operating activities	(1,157,000)	(4,153,000)

Cash flows from investing activities
Real estate acquisition	(18,555,000)	(32,100,000)
Deferred acquisition costs	(153,000)	—
Real estate improvements	(54,000)	(54,000)
Acquisition deposits	—	(348,000)
Proceeds from real estate dispositions	44,955,000	—
Net cash provided by (used in) investing activities	26,193,000	(32,502,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable	13,125,000	37,000,000
Repayment of notes payable	(21,975,000)	(13,780,000)
Security deposits refunded/received, net	(66,000)	826,000
Non-controlling interest contribution	533,000	591,000
Distributions to noncontrolling interest	(75,000)	—
Deferred financing costs	(375,000)	(636,000)
Net cash (used in) provided by financing activities	(8,833,000)	24,001,000
Net increase (decrease) in cash	16,203,000	(12,654,000)
Cash and cash equivalents - beginning of period (including cash of VIE)	1,067,000	17,483,000
Cash and cash equivalents - end of period (including cash of VIE)	17,270,000	4,829,000
Less cash and cash equivalents of VIE held for sale – end of period (see Note 11)	(109,000)	(40,000)
Cash and cash equivalents – end of period	$17,161,000	$4,789,000

NON CASH INVESTING AND FINANCING
Supplemental disclosure of cash flow information
Cash paid for interest	$1,790,000	$728,000
Supplemental disclosure of non-cash financing and investing activities
Distribution not paid	$5,000	$—
Deferred acquisition costs	$61,000	$—
Deferred loan origination fees	$13,000	$—
Proceeds from non-controlling interests	$90,000	$—
Security deposit not received	$72,000	$—
Reduction of excess offering costs	$—	$988,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

1. Organization

Summit Healthcare REIT, Inc., (formerly Cornerstone Core Properties REIT, Inc.) a Maryland Corporation (the “Company”), was formed on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries except where the context otherwise requires. Subject to certain restrictions and limitations, our business is managed pursuant to an amended and restated advisory agreement (the “Advisory Agreement”) by an affiliate, Cornerstone Realty Advisors, LLC (the “Advisor”); a Delaware limited liability company that was formed on November 30, 2004.

We formed Cornerstone Healthcare Partners LLC (“CHP LLC”) with Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of our Advisor.  We own 95% of CHP LLC, with the remaining 5% owned by CHREF. We acquired the Sheridan Care Center, Fern Hill Care Center, Farmington Square, Friendship Haven Healthcare and Rehabilitation Center and Pacific Health and Rehabilitation Center healthcare properties (collectively, the “JV Properties”) through CHP LLC. In the third quarter of 2013, as part of our strategy to raise new property level joint venture equity capital to support growth and diversify operator, geographic and other risks, we caused CHP LLC to sell a portion of its interests in the JV Properties to third party investors. Proceeds from the sale of interests in these JV Properties were $550,000 as of September 30, 2013, of which we received $523,000 and CHREF received $27,000. At September 30, 2013, we owned a 91.3% interest in the JV Properties, CHREF, an affiliate of the Advisor, owned a 4.9% interest and third party investors owned 3.8%. CHP LLC may sell up to an aggregate 46% interest in these JV Properties, leaving us with 54%. As outside investors acquire additional interests in the JV Properties, our interest in the JV Properties, and that of CHREF, will be reduced proportionately.

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

The accompanying financial information reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2012 Annual Report on Form 10-K as filed with the SEC on March 29, 2013. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

In June 2013, the FASB issued Accounting Standards Update 2013-08, Financial Services - Investment Companies Topic Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). ASU 2013-08 clarifies the characteristics of an investment company and requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. In addition, an entity is required to disclose (a) the fact that it is an investment company applying the guidance in the Financial Services - Investment Companies Topic, (b) information about any changes in the entity's status as an investment company, and (c) information about financial support provided to its investees. ASU 2013-08 will be effective for the period beginning on January 1, 2014. We expect that the adoption of ASU 2013-08 will not have a material impact on its consolidated financial statements or disclosures.

3. Fair Value Financial Instruments

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

As of September 30, 2013 and December 31, 2012, the fair value of notes receivable was $1.0 million compared to the carrying value of $0.9 million. The fair value of notes receivable was estimated by discounting the expected cash flows at current market rates at which management believes similar loans would be made. To estimate fair value at September 30, 2013, we discounted the expected cash flows using a rate of 10%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of September 30, 2013 and December 31, 2012, the fair value of notes payable, including notes payable classified as held for sale, was $41.9 million and $51.0 million compared to the carrying value of $41.5 million and $50.3 million, respectively. The fair value of notes payable is estimated by discounting the contractual cash payments at current market rates at which management believes similar loans would be made. To estimate fair value at September 30, 2013, we utilized discount rate of 5.0%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes payable are classified as Level 3 assets within the fair value hierarchy.

At September 30, 2013 and December 31, 2012, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

4. Investments in Real Estate

As of September 30, 2013, our healthcare portfolio consisted of seven purchased properties. Our healthcare properties are leased to operators on a triple net basis. Our remaining industrial property, Shoemaker, was 100.0% leased. The following table provides summary information regarding our properties.

Property (1)	Location	Date Purchased	Square Footage	Purchase Price	Debt	September 30, 2013 % Leased
Healthcare:
Sheridan Care Center	Sheridan, OR	August 3, 2012	13,912	$4,100,000	$2,796,000	100.0%
Fern Hill Care Center	Portland, OR	August 3, 2012	13,344	4,500,000	2,995,000	100.0%
Farmington Square	Medford, OR	September 14, 2012	32,557	8,500,000	5,792,000	100.0%
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	56,968	15,000,000	10,685,000	100.0%
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	28,514	8,140,000	6,141,000	100.0%
Danby House	Winston-Salem, NC	January 31, 2013	27,135	9,700,000	7,275,000	100.0%
Heritage Woods of Aledo	Aledo, IL	July 2, 2013	25,261	8,625,000	5,850,000	100.0%
Subtotal Healthcare:			197,691	58,565,000	41,534,000	100.0%
Industrial (2):
Shoemaker Industrial	Santa Fe Springs, CA	June 30, 2006	9,721	1,200,000	—	100.0%
Total			207,412	$59,765,000	$41,534,000	100.0%

(1)
The above table excludes Sherburne Commons Residences, LLC (“Sherburne Commons”), a variable interest entity (“VIE”) for which we became the primary beneficiary and began consolidating its financial results as of June 30, 2011. As of October 19, 2011, Sherburne Commons was classified as held for sale (See Note 17).

(2)	The industrial properties have been classified as held for sale as of September 30, 2013 and December 31, 2012 (see Note 17).

As of September 30, 2013, our adjusted cost and accumulated depreciation and amortization related to investments in real estate and related intangible lease assets and liabilities, including those acquired through CHP LLC, were as follows:

Healthcare	Land	Buildings and Improvements	Furniture and Fixture	In-Place Lease Value	Certificate of Need
Investments in real estate and related intangible lease assets (liabilities)	$5,709,000	$38,052,000	$4,319,000	$3,935,000	$6,786,000
Less: accumulated depreciation and amortization	—	(1,108,000)	(640,000)	(295,000)	—
Net investments in real estate and related intangible lease assets (liabilities)	$5,709,000	$36,944,000	$3,679,000	$3,640,000	$6,786,000

Impairments

In accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment  (“ASC 360”), we regularly conduct comprehensive reviews of our real estate assets for impairment. ASC 360 requires that asset values be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable.

Indicators of potential impairment include the following:

⋅	Changes in strategy resulting in a decreased holding period;
⋅	Decreased occupancy levels;
⋅	Deterioration of the rental market as evidenced by rent decreases over numerous quarters;
⋅	Properties adjacent to or located in the same submarket as those with recent impairment issues;
⋅	Significant decrease in market price;
⋅	Tenant financial problems.

We recorded no impairment charges related to properties held for sale for the three months ended September 30, 2013 and 2012, respectively. We recorded an impairment charge of $3.4 million and $1.1 million related to properties held for sale for the nine months ended September 30, 2013 and 2012, respectively.

Real Estate Held for Sale and Sold

In the fourth quarter of 2011, we reclassified Nantucket Acquisition LLC (“Nantucket”), a VIE for which we are the primary beneficiary, as real estate held for sale. The financial results for this property have been reclassified to discontinued operations for all periods presented (see Note 17). In the fourth quarter of 2012, we listed the 20100 Western Avenue (“Western Avenue”) and Carter Commerce Center (“Carter”) properties for sale and reclassified their financial results for all periods presented to discontinued operations (See Note 17). On January 28, 2013, we entered into a purchase and sale agreement for the sale of a portion of our Marathon property for $1.3 million in cash. This transaction closed in June 2013. On February 26, 2013, our Board of Directors resolved to sell the remaining industrial properties and in March 2013, these properties were listed for sale. On March 11, 2013, we entered into two purchase and sale agreements for the sale of two of the four Shoemaker Industrial buildings for $0.5 million in cash each. The first building closed on August 5, 2013 and the second building closed on August 14, 2013. On May 14, 2013, we entered into a purchase and sale agreement for the sale of our 1830 Santa Fe property for $1.7 million in cash. This transaction closed in July 2013. On June 6, 2013, we entered into a purchase and sale agreement for the sale of our OSB portfolio for $24.0 million in cash. This transaction closed in September 2013. The financial results of the industrial properties for all periods presented have been reclassified to discontinued operations (See Note 17).

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

In the first quarter of 2013, we listed all remaining industrial properties for sale and reported them as held for sale in discontinued operations. We assessed whether the fair values, net of estimated selling costs, for our industrial properties exceeded their carrying values. We estimated fair value, net of selling costs for Marathon, Shoemaker, Santa Fe and the Orlando Small Bay (“OSB”) portfolio based on formal offers to acquire the properties received from an independent third parties. The properties were deemed to be a Level 1 asset as our estimate of fair value was based on the purchase offer. Based on this assessment in the second quarter of 2013, we recorded an impairment charge of $3.4 million related to our OSB portfolio and sold our Marathon property. In the third quarter of 2013, we sold our Santa Fe, two of four Shoemaker buildings and our OSB portfolio.  No impairment was recorded in the third quarter of 2013.

Leasing Commissions

Leasing commissions paid to third party brokers and/or our Advisor are capitalized at cost and amortized on a straight-line basis over the related lease term. As of September 30, 2013 and December 31, 2012, the balance of capitalized leasing commissions was $1.8 million and $1.3 million, respectively. Amortization expense related to capitalized leasing commissions for the three months ended September 30, 2013 and 2012 was $41,000 and $10,000, respectively. Amortization expense related to capitalized leasing commission for the nine months ended September 30, 2013 and 2012 was $108,000 and $10,000, respectively.

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

Aledo, Illinois

On July 2, 2013, we acquired Heritage Woods (“Aledo”), an assisted living facility located in Aledo, Illinois for $8.6 million. The facility is leased to Meridian Senior Living, LLC (“Meridian”), an unrelated third-party operator of healthcare properties, pursuant to a long-term triple-net lease. The initial lease term is fifteen years with a lessee option to renew for an additional five-year period.

Both transactions were accounted for as asset purchases. Under asset purchase accounting, the assets and liabilities of acquired properties are recorded as of the acquisition date at their respective fair values and consolidated in our financial statements. The following sets forth the allocation of the purchase price of the properties acquired in 2013 as well as the associated acquisitions costs, which have been capitalized or expensed as described below.

	Danby House	Aledo	Total
Land	$973,000	$215,000	$1,188,000
Buildings & improvements	6,972,000	7,033,000	14,005,000
Site improvements	292,000	451,000	743,000
Furniture & fixtures	978,000	426,000	1,404,000
In-place leases, legal and marketing costs	606,000	609,000	1,215,000
Real estate acquisition and capitalized costs	$9,821,000	$8,734,000	$18,555,000
Acquisition fees paid to Advisor, expensed	$136,000	$121,000	$257,000
Third-party acquisition costs, capitalized (included above)	$121,000	$109,000	$230,000

6. Allowance for Doubtful Accounts

Allowance for doubtful accounts was $0 and $0.2 million as of September 30, 2013 and December 31, 2012, respectively.

7. Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily notes receivable and the note receivable from related party. Refer to Notes 8 and 9 with regard to credit risk evaluation of notes receivable and the note receivable from related party, respectively. Our cash is generally invested in investment-grade short-term instruments. As of September 30, 2013, we had cash accounts in excess of FDIC-insured limits. We do not believe the risk associated with this excess is significant.

As of September 30, 2013, excluding the VIE assets held for sale, we owned one property in California, four properties in Oregon, one property in Texas, one property in North Carolina, and one property in Illinois. Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

8. Notes Receivable

Notes receivable represent the combined balances due from the two loans to Servant Investments, LLC (“SI”) and Servant Healthcare Investments, LLC (“SHI”) (collectively, “Servant”). When the loans were negotiated, Servant was a sub-advisor in an alliance with the managing member of our Advisor.

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

As of September 30, 2013 and December 31, 2012, the SHI note receivable balance was $0.9 million. For the three months ended September 30, 2013 and 2012, interest income related to the note receivable was $13,000. For the nine months ended September 30, 2013 and 2012, interest income related to the note receivable was $38,000 and $40,000, respectively. The borrower is current on all interest income payments as of September 30, 2013. We determined that Servant is not a variable interest entity and there is no requirement to include this entity in our condensed consolidated balance sheets and condensed consolidated statements of operations.

9. Note Receivable from Related Party

This represents a note receivable from the participating first mortgage loan to Nantucket, owned and managed by Cornerstone Ventures Inc., an affiliate of our Advisor. The loan was made in connection with Nantucket’s purchase of Sherburne Commons and matures on January 1, 2015 with no option to extend and bears interest at a fixed rate of 8.0% for the term of the loan. Interest is payable monthly with the principal balance due at maturity. We have not recorded any interest income on this loan for the nine months ended September 30, 2013 and 2012.

Our quarterly evaluation of collectability involves judgment, estimates, a review of the underlying collateral and review of the Nantucket business model and projected future cash flows from operations. For our financial reporting purposes, Nantucket is considered a VIE and we are the primary beneficiary due to our enhanced ability to direct the activities of the VIE. Therefore, we have consolidated the operations since June 30, 2011 and, accordingly, eliminated the note receivable from related party in consolidation (see Note 11). For the three months ended September 30, 2013 and 2012, we recorded no impairment on this note. For the nine months ended September 30, 2013 and 2012, we recorded impairment charges related to the note of $0 and $1.1 million, respectively.

For the nine months ended September 30, 2013 and 2012, the note receivable balance increased by $0.3 million and $0.4 million, respectively, due to our funding Sherburne Commons’ operating shortfalls. We expect that additional future disbursements to fund operating shortfalls will be required while efforts are made to finalize the sale of the property. The following table reconciles the note receivable from Nantucket Acquisition from January 1, 2013 to September 30, 2013 and from January 1, 2012 to September 30, 2012:

	2013	2012
Balance at January 1,	$—	$—
Additions:
Additions to note receivable from related party	292,000	435,000
Deductions:
Repayments of note receivable from related party	—	—
Elimination of balance in consolidation of VIE	(292,000)	(435,000)

Balance at September 30,	$—	$—

10. Receivable from Related Party

The receivable from related party primarily consists of the “excess organization and offering costs” (defined below) paid to the Advisor related to our follow-on offering which terminated on June 10, 2012. According to the advisory agreement, within sixty days after the end of the month in which the offering terminates, our Advisor is obligated to reimburse us for any organization and offering expenses that exceed 3.5% of our offering gross proceeds. Consequently, we recorded a receivable from our Advisor for $1.0 million, but reserved the full amount based on our collectability analysis. On December 31, 2012, we reduced our reserve by $125,000 as this amount was collected in the first quarter of 2013. In June and September 2013, we received a $50,000 payment for a combined total of $100,000 for 2013 from our Advisor which was recorded as a recovery of excess advisor obligation on our Condensed Consolidated Statements of Operations. (See Note 14).

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

Nantucket Acquisition

As of September 30, 2013, we had a variable interest in a VIE in the form of a note receivable from Nantucket in the amount of $9.4 million (see Note 9). As a result of our issuing a notice of default with respect to the note, we determined that we were the primary beneficiary of the VIE. Therefore, we began consolidating the operations as of June 30, 2011. Assets of the VIE may only be used to settle obligations of the VIE and creditors of the VIE have no recourse to the general credit of the Company. In October 2011, the Sherburne Commons property was reclassified to real estate held for sale and the related assets and liabilities are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale on our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012. Operating results for the property have been reclassified to discontinued operations on our condensed consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012.

In the second quarter of 2012, we received a formal offer from an independent third party to acquire the property. Based upon this evidence and management’s plan to sell the property, we determined that the offer, less estimated selling costs, approximates fair value. Consequently, we recorded an impairment charge of $1.1 million in the first quarter of 2012. As of the valuation date, Sherburne Commons was deemed to be a Level 2 asset as our estimate of fair value was based on a non-binding purchase offer. We do not believe that this asset was a Level 1 asset as a purchase and sale agreement had not been signed as of the valuation date, giving the potential buyer the right to opt out of the transaction at its discretion. No impairment charge was recorded in 2013.

Cornerstone Healthcare Partners LLC

We formed Cornerstone Healthcare Partners LLC (“CHP LLC”) with Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of our Advisor.  We own 95% of CHP LLC, with the remaining 5% owned by CHREF. We acquired the Sheridan Care Center, Fern Hill Care Center, Farmington Square, Friendship Haven Healthcare and Rehabilitation Center and Pacific Health and Rehabilitation Center healthcare properties (collectively, the “JV Properties”) through CHP LLC.  In the third quarter of 2013, as part of our strategy to raise new property level joint venture equity capital to support growth and diversify operator, geographic and other risks, we caused CHP LLC to sell a portion of its interests in the JV Properties to third party investors. Proceeds from the sale of interests in these JV Properties were $550,000 as of September 30, 2013, of which we received $523,000 and CHREF received $27,000. At September 30, 2013, we owned a 91.3% interest in the JV Properties, CHREF, an affiliate of the Advisor, owned a 4.9% interest and third party investors owned 3.8%. CHP LLC may sell up to an aggregate 46% interest in these JV Properties, leaving us with 54%. As outside investors acquire additional interests in the JV Properties, our interest in the JV Properties, and that of CHREF, will be reduced proportionately.

As Summit Healthcare REIT and CHREF are related parties and have voting rights that are disproportionate to their economic interests in CHP LLC, we determined that the entity is a VIE. As we have control over the entity, along with the right to receive a majority of the expected residual returns and the obligation to absorb a majority of the expected losses of the entity, we determined that we were the primary beneficiary of the VIE. Consequently, we have consolidated the operations of the VIE.

As of September 30, 2013, the Company has not provided, and is not required to provide, financial support to the VIE except for the services provided to the VIE in its capacity as manager. There are no arrangements requiring the Company to provide additional financial support to the VIE, including circumstances in which the VIE could be exposed to further losses. The properties that were purchased through the VIE are mortgaged by secured loans (see Note 15). These loans are secured by the healthcare properties purchased through the VIE and have no recourse to our general credit.

12. Payable to Related Parties

Payable to related parties at September 30, 2013 and December 31, 2012 consists of expense reimbursements payable to the Advisor.

13. Equity

Common Stock

As of September 30, 2013 and December 31, 2012, we have cumulatively issued 20.9 million shares of common stock for a total of $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. We are not currently offering shares of our common stock for sale.

Distributions

We did not pay any distributions to stockholders during the nine months ended September 30, 2013 and 2012. Our distribution reinvestment plan was suspended indefinitely in December 2010. At this time, we cannot provide any assurance as to if or when we will resume our distribution reinvestment plan.

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

Acquisition Fees and Expenses - Pay our Advisor acquisition fees not to exceed 2.0% of the purchase price of an acquired property in addition to any out of pocket expenses. For the three months ended September 30, 2013 and 2012, the Advisor earned $0.1 million and $0.4 million of acquisition fees, respectively. For the nine months ended September 30, 2013 and 2012, the Advisor earned $0.3 million and $0.4 million of acquisition fees, respectively which are included in real estate acquisition costs on our Condensed Consolidated Statements of Operations.

Asset Management Fees and Expenses - Pay our Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the Average Invested Assets (as defined in the Advisory Agreement). For the three months ended September 30, 2013 and 2012, the Advisor earned $0.2 million and $0.2 million, respectively, which were expensed and included in asset management fees and expenses in our Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2013 and 2012, the Advisor earned $0.7 million and $0.5 million, respectively, which were expensed and included in asset management fees and expenses in our Condensed Consolidated Statements of Operations.

Additionally, we will reimburse our Advisor for any direct and indirect costs and expenses incurred in providing asset management services to us, including personnel and related employment costs. For the three months ended September 30, 2013 and 2012, the Advisor was reimbursed $52,000 and $57,000, respectively. For the nine months ended September 30, 2013 and 2012, the Advisor was reimbursed $0.2 million and $0.1 million, respectively. These costs are included in asset management fees and expenses in our Condensed Consolidated Statements of Operations.

Disposition Fee  - Pay our Advisor disposition fee not greater than 3% of the sales price of the property upon closing. These disposition fees may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. For the three months ended September 30, 2013 and 2012, the Advisor earned $0.2 million and $0, respectively. For the nine months ended September 30, 2013 and 2012, the Advisor earned $0.6 million and $0, respectively.

Organizational and Offering Costs – Pay our Advisor for reimbursement of any organizational and offering costs (“O&O”), but in no event will we have any obligation to reimburse the Advisor for costs in excess of 3.5% of the gross offerings raised. For the three months and nine months ended September 30, 2013 and 2012, we did not incur any such costs.

On June 10, 2012, our follow-on offering was terminated and per the Advisory Agreement, the Advisor is obligated to repay us O&O costs paid by us related to our follow-on offering that exceeded 3.5% of the gross proceeds of the offering. We have reimbursed our Advisor a total of $1.1 million in organizational and offering costs related to our follow-on offering, of which $1.0 million was in excess of the contractual limit. Consequently, in the second quarter of 2012, we recorded a receivable from the Advisor for $1.0 million reflecting the excess reimbursement. However, as a result of our evaluation of various factors related to collectability of this receivable, we reserved the full amount of the receivable as of June 30, 2012. On December 31, 2012, we reduced our reserve by $0.1 million as we collected this amount in early 2013. We received $50,000 and $0.1 million for the three and nine months ended September 30, 2013 which was recorded as a recovery in our Condensed Consolidated Statement of Operations. No assurances can be made when additional payments, if any, will occur.

Operating Expenses – Pay our Advisor’s direct and indirect costs the Advisor has incurred in providing administrative and management services to us. For the three months ended September 30, 2013 and 2012, the Advisor incurred $0.3 million and $0.3 million of such costs, respectively. For the nine months ended September 30, 2013 and 2012, the Advisor incurred $0.9 million and $1.0 million of such costs, respectively. These costs are included in general and administrative expenses in our Condensed Consolidated Statements of Operations.

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

For the trailing four-fiscal-quarter period ended September 30, 2013, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $4.6 million and incurred an Excess Amount of approximately $2.3 million. Our Board of Directors, including a majority of our independent directors, has determined that this Excess Amount is justified as unusual and non-recurring factors because of our small size (for a public reporting company) and as the Company has made substantial progress in execution of its repositioning strategy and has begun reducing its operating expenses. Therefore, the Board of Directors, including the independent directors, has unanimously resolved to permanently waive the Advisor’s reimbursement obligation with respect to Excess Amount incurred in the four fiscal-quarter period ended September 30, 2013, which totals $2.3 million.

During the trailing four-fiscal-quarter period ended June 30, 2013, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income as we incurred operating expenses of approximately $4.7 million and incurred an Excess Amount of approximately $2.4 million. Our Board of Directors, including a majority of our independent directors, determined that this Excess Amount was justified as unusual and non-recurring factors because of our small size (for a public reporting company) and the costs of repositioning of our real estate investments and deferred waiving this Excess Amount. A condition of such justification the Board required that the Excess Amount for the trailing four-fiscal-quarter period ended June 30, 2013, shall be carried over and included in total operating expenses in subsequent periods for purposes of the 2%/25% Test, with any waiver dependent on our Advisor’s continued satisfactory progress with respect to executing the strategic repositioning alternative chosen by the independent directors. The Board of Directors, including the independent directors, has unanimously resolved to permanently waive the Advisor’s reimbursement obligation with respect to Excess Amount incurred in the four fiscal-quarter period ended June 30, 2012, which totals $2.4 million as the Company has made substantial progress in execution of its repositioning strategy and has begun reducing its operating expenses.

We believe that the Company’s projected operating expenses are likely to exceed the 2%/25% Test while pursuing our repositioning strategy and growth in assets under management. Any future waiver or adjustments dependent upon the Advisor’s continued satisfactory progress executing the strategic repositioning and cost containment initiatives. The Board of Directors, including the independent directors, will continue to monitor the appropriateness of the expenses and the Advisor’s fees and consider options to reduce the Company’s expense structure.

Property Management and Leasing Fees and Expenses - For the three months ended September 30, 2013 and 2012, the Advisor earned property management fees of $43,000 and $10,000, respectively. For the nine months ended September 30, 2013 and 2012, the Advisor earned property management fees of $117,000 and $15,000, respectively. For the three months ended September 30, 2013 and 2012, the Advisor earned leasing fees of $0.3 million and $1.0 million, respectively. For the nine months ended September 30, 2013 and 2012, the Advisor earned leasing fees of $0.5 million and $1.0 million, respectively. The lease fees are capitalized and amortized to the property operating and maintenance expenses in our condensed consolidated statements of operations.

15. Notes Payable

Our total debt obligations are $41.5 million and will mature between 2016 and 2018. The $12.0 million that was classified as liabilities associated with real estate held for sale has been paid-off in the third quarter of 2013, including a prepayment penalty of $0.4 million. Our capitalized financing costs are $0.8 million and $1.1 million as of September 30, 2013 and December 31, 2012, respectively. These financing costs have been capitalized and are being amortized over the life of their respective financing agreements. For the three months ended September 30, 2013 and 2012, $44,000 and $27,000, respectively, of deferred financing costs were amortized. For the nine months ended September 30, 2013 and 2012, $119,000 and $99,000, respectively, of deferred financing costs were amortized. The amortization of these costs is included in interest expense in our Condensed Consolidated Statements of Operations.

Wells Fargo Bank, National Association

In the first quarter of 2013, we sold the Carter property for cash proceeds of $1.7 million and used $0.6 million to pay down the loan with Wells Fargo Bank, National Association (“Wells Fargo”). In the third quarter of 2013, we sold two of the four Shoemaker Industrial buildings, Goldenrod Commerce Center, Hanging Moss Commerce Center, Monroe South Commerce Center and Monroe North Commerce Center for $25.1 million in cash and used $5.6 million of the proceeds to pay off the Wells Fargo loan in its entirety. At September 30, 2013 and December 31, 2012, we had net borrowings under the loan of $0 and $6.5 million, respectively. The weighted-average interest rate for the nine months ended September 30, 2013 and the year ended December 31, 2012 was 3.5% and 3.7%, respectively. During the three months ended September 30, 2013 and 2012, we incurred $35,000 and $59,000 of interest expense, respectively. During the nine months ended September 30, 2013 and 2012, we incurred $0.1 million and $0.2 million of interest expense, respectively.

Transamerica Life Insurance Company

The Transamerica Life Insurance Company (“Transamerica”) loan agreement was secured by the Monroe North Commerce Center Property. On September 6, 2013, we sold this property, along with three other industrial properties,  and used $6.7 million of the net proceeds to pay-off the Transamerica loan of $6.3 million and paid a prepayment penalty fee of $0.4 million. Therefore, as of September 30, 2013 and December 31, 2012, we had net borrowings of $0 and $6.5 million, respectively. During the three months ended September 30, 2013 and 2012, we incurred $68,000 and $96,000 of interest expense, respectively. During the nine months ended September 30, 2013 and 2012, we incurred $0.3 million and $0.3 million of interest expense, respectively.

General Electric Capital Corporation – Healthcare Properties

As of September 30, 2013 and December 31, 2012, we had an outstanding balance of $28.4 million and $28.5 million, respectively, under this General Electric Capital Corporation (“GE”) loan agreement secured by the Sheridan Care Center, Fern Hill Care Center, Farmington Square, Friendship Haven Healthcare and Rehabilitation Center, and Pacific Health and Rehabilitation Center properties. During the three months ended September 30, 2013 and 2012, we incurred $0.4 million and $66,000, respectively, of interest expense under this loan. During the nine months ended September 30, 2013 and 2012, we incurred $1.1 million and $66,000, respectively, of interest expense under this loan.

The principal payments due on the GE loan for the October 1, 2013 to December 31, 2013 period and for each of the five following years ending December 31 are as follows:

Year	Principal Amount
October 1, 2013 to December 31, 2013	$115,000
2014	$492,000
2015	$523,000
2016	$551,000
2017	$26,728,000

We intend to refinance this loan with HUD insured debt to be secured by the Sheridan Care Center, Fern Hill Care Center, Farmington Square, Friendship Haven Healthcare and Rehabilitation Center, and Pacific Health and Rehabilitation facilities. In the fourth quarter of 2013, we have filed loan applications with HUD and have paid $0.2 million in fees and expenses associated with the refinancing. While there can be no assurances made with respect to the HUD refinancing, we expect these loans to close in the first quarter of 2014.

General Electric Capital Corporation – Western Property

On January 23, 2013, we sold the 20100 Western Avenue property for cash proceeds of $17.6 million and paid off the entire balance of the related loan ($8.9 million). Therefore, during the three months ended September 30, 2013 and 2012, we incurred $0 and $28,000, respectively, of interest expense related to this loan. During the nine months ended September 30, 2013 and 2012, we incurred $26,000 and $28,000, respectively, of interest expense related to this loan.

The PrivateBank and Trust Company

On January 31, 2013, we entered into a loan agreement with The PrivateBank and Trust Company for a loan (the “PB Loan”) in the aggregate principal amount of $7.3 million secured by a first lien security interest in the Danby House facility. The PB Loan, which bears interest at one-month LIBOR (London Interbank Offer Rate) plus 4.00%, with a LIBOR floor of 1.00% or the Prime Rate plus 1.75%, with an all-in floor of 5.00%, matures on January 30, 2016, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the PB Loan will become due. The PB Loan amortizes over 25 years, with principal amounts being paid into a sinking fund. The PB Loan may be prepaid with no penalty if refinanced through the U.S. Department of Housing and Urban Development (“HUD”). During the three months ended September 30, 2013 and 2012, we incurred $93,000 and $0, respectively, of interest expense related to the PB Loan. During the nine months ended September 30, 2013 and 2012, we incurred $245,000 and $0, respectively, of interest expense related to the PB Loan.

The principal payments, including payments to be made to the sinking fund, due on the PB loan for the October 1, 2013 to December 31, 2013 period and for each of the five following years ending December 31 are as follows:

Year	Principal Amount

October 1, 2013 to December 31, 2013	$43,000
2014	$170,000
2015	$179,000
2016	$6,883,000

We intend to refinance this loan with HUD insured debt to be secured by the Danby House property. In the fourth quarter of 2013 we have filed loan applications with HUD and have paid $0.2 million in fees and expenses associated with the refinancing. While there can be no assurances made with respect to the HUD refinancing, we expect these loans to close in the first quarter of 2014.

General Electric Capital Corporation – Aledo Property

On July 2, 2013, we entered into a loan agreement with GE for a loan (the “Aledo Loan”) in the aggregate principal amount of $5.9 million secured by a first lien security interest in the Heritage Woods of Aledo facility. The Aledo Loan, which bears interest for the first 12 months at 90-day LIBOR plus 4.50%, with a LIBOR floor of 0.50%, matures on July 1, 2018, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the Aledo Loan will become due. The Aledo Loan is interest only for the first 12 months of the loan, and amortizes over a 25 year period with a 6.00% fixed interest rate thereafter. The Aledo Loan may not be prepaid for the first 12 months of the loan. After the 12 months lockout period, the loan may be prepaid without penalty. If certain conditions are met, primarily adding an additional asset to the loan to be cross collateralized with the Heritage Woods of Aledo property, the Company may borrow an additional $0.9 million on the Aledo Loan. During the three and nine months ended September 30, 2013 and 2012, we incurred $74,000 and $0, respectively, of interest expense related to the Aledo Loan.

The principal payments due on the Aledo Loan for the October 1, 2013 to December 31, 2013 period and for each of the five following years ending December 31 are as follows:

Year	Principal Amount
October 1, 2013 to December 31, 2013	$—
2014	$40,000
2015	$102,000
2016	$107,000
2017	$115,000
2018	$5,486,000

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

17. Discontinued Operations

Assets Held for Sale

On February 26, 2013, our Board of Directors resolved to sell all of our remaining industrial properties. Therefore, the assets and liabilities of properties for which we have initiated plans to sell, but have not yet sold as of September 30, 2013, have been classified as assets and liabilities held for sale on the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2013, this represents the remaining assets and liabilities of two of our four Shoemaker buildings. The December 31, 2012 balance sheet includes these two buildings plus all the properties sold in 2013 listed below in “Divestures.” The results of operations for the properties held for sale or sold are presented in discontinued operations on the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2013 and 2012.

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

On June 28, 2013, we sold the second of the two Marathon Center property buildings to Sulmor LLC, an unrelated third party, for $1.2 million in cash. Marathon Center, located in Tampa Florida, is a 26,903 square foot industrial property we acquired in April 2007.

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

On August 14, 2013, we sold the second of the four Shoemaker Industrial Buildings to an unrelated third party, for $0.5 million in cash. We used $0.4 million of the proceeds to pay down the Wells Fargo loan secured by the property. The Shoemaker Industrial building that was sold is located in Santa Fe Springs, California. We acquired the property in June 2006.

On September 6, 2013, we sold the Goldenrod Commerce Center, Hanging Moss Commerce Center, Monroe South Commerce Center and Monroe North Commerce Center properties to an unrelated third party for $24.0 million in cash. The Properties collectively comprise 526,694 square feet of industrial space we acquired from November 2007 through April 2008. We used $11.5 million of the sales proceeds to pay off the Wells Fargo Bank and Transamerica Life Insurance Company loans secured by the properties (see Note 15) and paid a prepayment penalty of $0.4 million related to the Transamerica loan.

Assets of Variable Interest Entity Held for Sale

In the fourth quarter of 2011, our Board of Directors authorized us to actively market the Sherburne Commons property, a VIE that we began consolidating on June 30, 2011 (see Note 11). The assets and liabilities of properties for which we have initiated plans to sell, but have not yet sold as of September 30, 2013 are classified as assets of VIE held for sale and liabilities of VIE held for sale on the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2013 and December 31, 2012, this represents the assets and liabilities of the Sherburne Commons property. The results of operations for the VIE held for sale are presented in discontinued operations on the accompanying Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2013 and 2012.

As of September 30, 2013, the Sherburne Commons property is under contract to be sold, pending an acceptable financial settlement with a trust benefiting the residents who paid entrance fees when they moved into the property. While the time for clearance of contingencies has expired per the terms of the purchase and sale agreement, the buyer continues to pursue the transaction and secure the needed consents from the town and current owner / occupants. Similarly, the Company is cooperating with the buyer and seeking the political and neighbor support for the change in ownership and operator of the senior living facility. However, there are no assurances that the transaction will be consummated on the terms of the current purchase and sale agreement.

ASC 360 requires that assets classified as held for sale be carried at the lesser of their carrying amount or estimated fair value, less estimated selling costs. Accordingly, we recorded an impairment charge of $1.1 million in the first quarter of 2012 to record the Sherburne Commons property at its estimated fair value, less estimated selling costs (see Note 11).

The following is a summary of the components of (loss) income from discontinued operations for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Rental revenues, tenant reimbursements and other income	$1,149,000	$1,764,000	$3,788,000	$4,783,000
Operating expenses and real estate taxes	(2,054,000)	(1,256,000)	(4,291,000)	(3,854,000)
Depreciation and amortization	(104,000)	(393,000)	(506,000)	(1,163,000)
Impairment of real estate	—	—	(3,368,000)	(1,140,000)
Gain on sales of real estate, net	1,323,000	—	5,411,000	—
Income (loss) from discontinued operations	$314,000	$115,000	$1,034,000	$(1,374,000)

The following table presents balance sheet information for the properties classified as held for sale as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Investments in real estate held for sale:
Land	$225,000	$11,525,000
Buildings and improvements, net	307,000	31,406,000
Intangible lease assets, net	—	32,000
Real estate held for sale, net	$532,000	$42,963,000

Other assets:
Tenant and other receivables, net	$14,000	$672,000
Leasing commissions, net	1,000	481,000
Other assets	20,000	735,000
Non-real estate assets associated with real estate held for sale	$35,000	$1,888,000

Assets of variable interest entity held for sale:
Cash and cash equivalents	$109,000	$68,000
Investments in real estate, net	3,905,000	3,905,000
Accounts receivable, inventory and other assets	172,000	291,000
Total assets	$4,186,000	$4,264,000

Liabilities
Accounts payable and accrued liabilities	$33,000	$421,000
Tenant security deposits	19,000	497,000
Notes payable	—	21,844,000
Liabilities associated with real estate held for sale	$52,000	$22,762,000
Liabilities of variable interest entity held for sale:
Note payable	$1,332,000	$1,332,000
Tenant security deposits	8,000	—
Loan payable	132,000	222,000
Accounts payable and accrued liabilities	508,000	454,000
Intangible lease liabilities, net	145,000	145,000
Interest payable	430,000	299,000
Liabilities of variable interest entity held for sale	$2,555,000	$2,452,000

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

On February 26, 2013, our Board of Directors has resolved that our remaining industrial properties should be listed for sale. Therefore, we have classified the industrial assets as held for sale and as of this date, we report our continuing operations under the healthcare segment.

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

The following table reconciles NOI from net loss for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(387,000)	$(1,571,000)	$(1,649,000)	$(6,174,000)
Interest income from notes receivable	(13,000)	(13,000)	(38,000)	(40,000)
General and administrative	694,000	757,000	2,552,000	2,489,000
Asset management fees and expenses	271,000	240,000	865,000	662,000
Real estate acquisition costs	121,000	737,000	257,000	737,000
Recovery of excess advisor obligation	(50,000)	—	(100,000)	988,000
Depreciation and amortization	627,000	130,000	1,709,000	130,000
Other/interest expense and income, net	551,000	123,000	1,484,000	122,000
Loss (income) from discontinued operations	(314,000)	(115,000)	(1,034,000)	1,374,000
Net operating income	$1,500,000	$288,000	$4,046,000	$288,000

19. Subsequent Events

On October 4, 2013, we acquired a 32 unit assisted living facility in Newport, North Carolina (“Carteret House”), a 40 unit assisted living facility in Hamlet, North Carolina (“Hamlet House”), and a 60 unit assisted living facility in Shelby, North Carolina (“Shelby House”) from Meridian Senior Living (“Meridian”) for a transaction purchase price of $15.3 million which was funded by $3.9 million in cash and an $11.4 million loan from The PrivateBank and Trust Company.

On October 28, 2013, we sold the third of the four Shoemaker Industrial buildings to an unrelated third party, for $0.6 million in cash. The Shoemaker Industrial Building that was sold is located in Santa Fe Springs, California. We acquired the property in June 2006.

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

Overview

We were incorporated on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate. As of September 30, 2013, we had raised $167.1 million of gross proceeds from the sale of 20.9 million shares of our common stock in our initial and follow-on public offerings. In the first quarter of 2013, we acquired our sixth healthcare property and sold two industrial properties. In June 2013, we sold the Marathon property. Additionally, in July 2013, we acquired our seventh healthcare property, sold the Santa Fe property, in August 2013, sold two of four buildings of our Shoemaker property and in September 2013, we sold our OSB portfolio.  (See Note 19 to the accompanying Notes to the Condensed Consolidated Financial Statements).

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

We formed Cornerstone Healthcare Partners LLC (“CHP LLC”) with Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of our Advisor. We own 95% of CHP LLC, with the remaining 5% owned by CHREF. We acquired the Sheridan Care Center, Fern Hill Care Center, Farmington Square, Friendship Haven Healthcare and Rehabilitation Center and Pacific Health and Rehabilitation Center healthcare properties (collectively, the “JV Properties”) through CHP LLC. In the third quarter of 2013, as part of our strategy to raise new property level joint venture equity capital to support growth and diversify operator, geographic and other risks, we caused CHP LLC to sell a portion of its interests in the JV Properties to third party investors. Proceeds from the sale of interests in these JV Properties were $550,000 as of September 30, 2013, of which we received $523,000 and CHREF received $27,000. At September 30, 2013, we owned a 91.3% interest in the JV Properties, CHREF, an affiliate of the Advisor, owned a 4.9% interest and third party investors owned 3.8%. CHP LLC may sell up to an aggregate 46% interest in these JV Properties, leaving us with 54%. As outside investors acquire additional interests in the JV Properties, our interest in the JV Properties, and that of CHREF, will be reduced proportionately.

During the second half of 2012 and first three quarters of 2013, CHP LLC acquired, through wholly-owned subsidiaries, seven senior-housing facilities. We obtained interim financing to purchase our healthcare facilities and intend to refinance the interim borrowings with long term financing. On July 2, 2013, we acquired the Aledo property, an assisted living facility (See Note 19 to the accompanying Notes to the Condensed Consolidated Financial Statements).

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

Additionally, in order to move to our final phase of repositioning, during the first quarter of 2013, we listed and sold most of our remaining industrial assets for sale (See Note 17 Divestitures). As such, any remaining or sold industrial assets are now classified as held for sale on the accompanying September 30, 2013 and December 31, 2012 Condensed Consolidated Balance Sheets and presented as discontinued operations on our Condensed Consolidated Statements of Operations for all periods presented. We used the proceeds from the industrial segment dispositions to pay off the debt related to the industrial assets and reinvested a portion of the net proceeds into additional healthcare assets.

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

For the remainder of 2013, the Board of Directors has requested that the Advisor raise new property level joint venture equity and attract new capital partners, including international partners, while management continues to evaluate opportunities for repositioning and growth and secures long term debt for recent and future acquisitions and/or development opportunities. Selling portions of the properties we own to joint venture partners, and using the proceeds for acquisitions of healthcare assets, allows us to diversify our property holdings (as to the number of operators, geographic location, level of care acuity, and age of property) and therefore lower the overall risk profile of our healthcare portfolio.

Portfolio

At September 30, 2013, our continuing operations consisted of investments in seven healthcare facilities, located in four states, consisting of four skilled nursing facilities and three assisted living / memory care facilities. Our discontinued operations consisted of one industrial property located in California and the Sherburne Commons VIE in Massachusetts. In the third quarter of 2013, we sold the Santa Fe property, two of the four Shoemaker Industrial buildings and our Orlando South Bay properties (see Note 19 of the Condensed Consolidated Financial Statements). Additionally, in the third quarter of 2013, we acquired Heritage Woods of Aledo, an assisted living facility in Aledo, Illinois (see Note 19 to the accompanying Notes to the Condensed Consolidated Financial Statements). The following tables summarize our investments in real estate as of September 30, 2013:

Real Estate Properties:
			Square	Purchase
	Properties	Beds	Footage	Price

Skilled Nursing Facilities	4	330	112,738	$31,740,000
Assisted Living/Memory Care Facilities	3	236	84,953	26,825,000
Industrial Properties	1	n/a	9,721	2,400,000
Total Real Estate Properties	8	566	207,412	$60,965,000

Healthcare Properties
			Square		Percentage of	2013
Property	Location	Date Purchased	Footage	Beds	Beds Occupied [1]	Revenue [2]

Sheridan Care Center	Sheridan, OR	August 3, 2012	13,912	51	71%	$434,000
Fern Hill Care Center	Portland, OR	August 3, 2012	13,344	51	74%	434,000
Farmington Square	Medford, OR	September 14, 2012	32,557	71	91%	772,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	56,968	150	78%	1,514,000
Pacific Health and Rehabilitation Center	Tigard, Oregon	December 24, 2012	28,514	78	81%	821,000
Danby House	Winston-Salem, NC	January 31, 2013	27,135	99	87%	873,000
Aledo	Aledo, Illinois	July 2, 2013	25,261	66	82%	333,000
Total			197,691	566		$5,181,000
1 Represents percentage of beds occupied by residents. Each of these facilities is leased to a single tenant under a triple net lease.
2 Represents annualized revenue adjusted for timing of investment for facilities purchased in 2013.

Properties Held for Sale

			Square
Property	Location	Date Purchased	Footage	Occupancy

Shoemaker Industrial Bldgs.	Santa Fe Springs, CA	June 30, 2006	9,721	100.0%
Total			9,721

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

Results of Operations

As of September 30, 2013, our properties primarily consisted of seven healthcare properties which were purchased commencing in the second half of 2012 through July of 2013 and two of the four buildings remaining from our Shoemaker property. The industrial properties were sold as follow: In January 2013, we sold Western Avenue and Carter properties for gross proceeds of $17.6 million and $1.7 million, respectively; in June 2013, we sold our Marathon property for gross proceeds of $2.1 million; in July 2013,  we sold our Santa Fe property for $1.7 million; in August 2013, we sold two of the four Shoemaker Industrial buildings for $1.1 million; and in September 2013, we sold the Goldenrod Commerce Center, Hanging Moss Commerce Center, Monroe South Commerce Center and Monroe North Commerce Center properties for $24.0 million. All industrial property financial activity is now reported for all periods presented as Assets Held for Sale on our Condensed Consolidated Balance Sheets and in Discontinued Operations on our Condensed Consolidated Statements of Operations.

The healthcare segment’s financial results are reported as continuing operations on our Condensed Consolidated Statements of Operations. Below is a summary of the healthcare segment since executing our repositioning strategy. The table illustrates the favorable trend of growing revenues, net operating income and investments in healthcare real estate assets.

	Quarter Ending
	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
HEALTHCARE PROPERTIES:	2012	2012	2013	2013	2013

Rental & other revenues	$321,000	$965,000	$1,387,000	$1,461,000	$1,716,000
Property operating expenses	33,000	64,000	143,000	161,000	216,000
Net operating income	$288,000	$901,000	$1,244,000	$1,300,000	$1,500,000

Number of healthcare properties owned	4	5	6	6	7

Investments in healthcare real estate:	$32,100,000	$40,245,000	$50,066,000	$50,066,000	$58,800,000

In October 2011, we reclassified the Sherburne Commons property as variable interest entity held for sale (see Note 17) and the results of its operations have been reported in discontinued operations for all periods presented.

Three months ended September 30, 2013 and 2012

	Three Months Ended
	September 30,			%
	2013	2012	$ Change	Change
Rental revenues, tenant reimbursements & other income	$1,716,000	$321,000	$1,395,000	434.6%
Property operating expenses	(216,000)	(33,000)	(183,000)	554.5%
Net operating income (1)	1,500,000	288,000	1,212,000	420.8%
Interest income from notes receivable	13,000	13,000	—	0.0%
General and administrative	(694,000)	(757,000)	63,000	(8.3)%
Asset management fees and expenses	(271,000)	(240,000)	(31,000)	12.9%
Real estate acquisition costs	(121,000)	(737,000)	616,000	(83.6)%
Recovery of excess advisor obligation	50,000	—	50,000	N/A %
Depreciation and amortization	(627,000)	(130,000)	(497,000)	382.3%
Interest and other expense and income, net	(551,000)	(123,000)	(428,000)	348.0%
Loss from continuing operations	(701,000)	(1,686,000)	985,000	(58.4)%
Imcome from discontinued operations	314,000	115,000	199,000	173.0%
Net loss	(387,000)	(1,571,000)	1,184,000	(75.4)%
Noncontrolling interests’ share in losses	274,000	258,000	16,000	6.2%
Net loss applicable to common shares	$(113,000)	$(1,313,000)	$1,200,000	(91.4)%

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

Rental revenues, tenant reimbursements, other income, property operating expenses, depreciation and amortization increases are due to the healthcare properties acquired commencing in the third quarter of 2012. Our healthcare business segment did not exist until the third quarter of 2012. The results of revenues and expenses from our industrial properties are now classified as held for sale and reported under “Discontinued operations.”

General and administrative expense decrease is due to lower transfer agent fees, lower legal and consulting costs offset by higher Advisor allocations.

Asset management fee increases are primarily due to increases in fees associated with the healthcare acquisitions of 2012 and 2013 offset by the impact of the Carter, Western Avenue and Orlando Small Bay property portfolio property sales during 2013.

Real estate acquisition cost decrease is primarily due to one acquisition in the third quarter of 2013 compared to three in the third quarter of 2012 and capitalizing third party costs associated with our 2013 purchases compared to expensing these costs in 2012.

Collection of (reserve for) excess advisor obligation represents organizational and offering costs incurred in excess of 3.5% limitation of the gross proceeds from our follow-on offering which terminated on June 10, 2012 (See Note 10 to the accompanying Notes to Condensed Consolidated Financial Statements). Our Advisory Agreement provides that the Advisor will reimburse any excess. Consequently, we recorded a receivable for the excess of $1.0 million which we fully reserved for as of June 30, 2012 based on our evaluation of the Advisor’s inability to repay at that time. As of December 31, 2012, we reduced our reserve by approximately $0.1 million as we collected this amount in the first quarter of 2013. In the third quarter of 2013, we received an additional $50,000.

Interest expense increases in 2013 are primarily due to loans secured by the healthcare properties. The healthcare segment did not exist until the third quarter of 2012. Interest expenses from our industrial properties are now classified as held for sale and reported under “Discontinued operations.”

The income from discontinued operations represents the results of operations for properties sold and/or classified as held for sale. During third quarter of 2013, we sold our Santa Fe, two of four Shoemaker Industrial buildings and remaining OSB properties to third parties. The income, primarily due to gain on sales of real estate, from discontinued operations was $0.3 million for the three months ended September 30, 2013 compared to income from discontinued operations of $0.1 million for the three months ended September 30, 2012.

Nine months ended September 30, 2013 and 2012

	Nine Months Ended
	September 30,			%
	2013	2012	$ Change	Change
Rental revenues, tenant reimbursements & other income	$4,565,000	$321,000	$4,244,000	1,322.1%
Property operating expenses	(519,000)	(33,000)	(486,000)	1,472.7%
Net operating income (1)	4,046,000	288,000	3,758,000	1,304.9%
Interest income from notes receivable	38,000	40,000	(2,000)	(5.0)%
General and administrative	(2,552,000)	(2,489,000)	(63,000)	2.5%
Asset management fees and expenses	(865,000)	(662,000)	(203,000)	30.7%
Real estate acquisition costs	(257,000)	(737,000)	480,000	(65.1)%
Recovery of (reserve for) excess advisor obligation	100,000	(988,000)	1,088,000	(110.1)%
Depreciation and amortization	(1,709,000)	(130,000)	(1,579,000)	1,214.6%
Interest and other expense and income, net	(1,484,000)	(122,000)	(1,362,000)	1,116.4%
Loss from continuing operations	(2,683,000)	(4,800,000)	2,117,000	(44.1)%
Income (loss) from discontinued operations	1,034,000	(1,374,000)	2,408,000	(175.5)%
Net loss	(1,649,000)	(6,174,000)	4,525,000	(73.3)%
Noncontrolling interests’ share in losses	738,000	787,000	(49,000)	(6.2)%
Net loss applicable to common shares	$(911,000)	$(5,387,000)	$4,476,000	(83.1)%

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

Rental revenues, tenant reimbursements and other income, property operating expenses, depreciation and amortization increases are due to the healthcare properties acquired commencing in the third quarter of 2012 through July 2013. The healthcare segment did not exist in the first seven months of 2012. The results of revenues and related expenses from our industrial properties are now classified as held for sale and reported under “Discontinued operations.”

Interest income from notes receivable for the nine months ended September 30, 2013 was comparable to the nine months ended September 30, 2012.

General and administrative expense increase is primarily due to higher audit and tax fees, higher Advisor allocations offset by lower transfer agent and lower legal fees.

Asset management fee increase is primarily due to higher fee associated with the healthcare acquisitions of 2012 and the first quarter of 2013 offset by the impact of the Marathon, Carter, Western Avenue, Santa Fe, two of the four Shoemaker Industrial buildings and remaining Orlando Small Bay property sales.

Real estate acquisition cost decrease is primarily due to capitalizing third party costs associated with our 2013 purchases compared to expensing these costs in 2012.

Collection of (reserve for) excess advisor obligation represents organizational and offering costs incurred in excess of 3.5% limitation of the gross proceeds from our follow-on offering which terminated on June 10, 2012 (See Note 10 to the accompanying Notes to the Condensed Consolidated Financial Statements). Our Advisory Agreement provides that the Advisor will reimburse any excess over the limitation. Consequently, we recorded a receivable for the excess of $1.0 million which we fully reserved for as of June 30, 2012 based on our evaluation of the Advisor’s inability to repay at that time. As of December 31, 2012, we reduced our reserve by approximately $0.1 million as it became probable that we would collect this amount in the first quarter of 2013. In the nine months ended September 30, 2013, we collected $0.1 million.

Interest expense increase in 2013 is primarily due to the loans secured by the healthcare properties. The healthcare segment did not exist in the first seven months of 2012. Interest expenses from our industrial properties are now classified as held for sale and reported under “Discontinued operations.”

The income from discontinued operations represents the results of operations for properties sold and/or classified as held for sale in accordance with ASC 360, Property, Plant and Equipment. Additionally, all prior periods presented for these properties are reclassified to discontinued operations for presentation purposes. In 2013, we sold our Western Avenue, Carter, Marathon, Santa Fe, OSB properties and two of four Shoemaker buildings to third parties and reclassified any remaining industrial properties as held for sale. The income from discontinued operations was $1.0 million for the nine months ended September 30, 2013 which consisted primarily of gain on sale of Western for $4.1 million offset by impairment of real estate on the OSB portfolio for $3.4 million, compared to loss from discontinued operations of $1.4 million for the nine months ended September 30, 2012 which consisted of impairment of real estate for $1.1 million.

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

As of September 30, 2013, we had approximately $17.0 million in cash and cash equivalents on hand. Our liquidity will increase if cash from operations exceeds expenses, additional shares are offered, we receive net proceeds from the sale of a property or if refinancing results in excess loan proceeds and decrease as proceeds are expended in connection with the acquisitions, operation of properties and advances to our VIE held for sale. Based on current conditions, we believe that we have sufficient capital resources for the next twelve months.

Credit Facilities and Loan Agreements

As of September 30, 2013, we had debt obligations of approximately $41.5 million. The outstanding balance by loan agreement is as follows:

•	GE Capital – Healthcare approximately $28.4 million maturing September 2017,
•	The PrivateBank and Trust Company – approximately $7.3 million maturing January 2016, and
•	GE Capital – approximately $5.9 million maturing July 2018.

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

As of September 30, 2013, we have all the industrial properties and Sherburne Commons, held in Nantucket, listed for sale. We continue to pursue options for repaying and/or refinancing debt obligations, including our asset sales. We expect to fund our short-term liquidity requirements primarily from available cash and future net sales proceeds. Our Advisor has informed us that they believe that conditions may be acceptable to raise money through joint venture arrangements although there can be no assurances that any such transactions will have terms acceptable to us or will be consummated.

In recent years, financial markets have experienced unusual volatility and uncertainty and liquidity has tightened in all financial markets, including the debt and equity markets. Our ability to repay or refinance debt could be adversely affected by an inability to secure financing at reasonable terms, if at all.

Distributions

We did not pay any distributions to stockholders for the nine months ended September 30, 2013 and 2012. See Note 13 of the Condensed Consolidated Financial Statement Footnotes.

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

24

•
Adjustments for straight-line rents. Under GAAP, rental income recognition can be significantly different from underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the economic impact of our lease terms and presents results in a manner more consistent with management’s analysis of our operating performance.

FFO and MFFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Both FFO and MFFO should be reviewed along with other GAAP measurements. Our FFO and MFFO, as presented, may not be comparable to amounts calculated by other REITs. The following is reconciliation from net income (loss) applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO and MFFO for the three months and nine months ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss applicable to common shares	$(113,000)	$(1,313,000)	$(911,000)	$(5,387,000)
Adjustments:
Depreciation and amortization of real estate assets:
Continuing operations	627,000	130,000	1,709,000	130,000
Discontinued operations	104,000	394,000	506,000	1,164,000
Gain on sales of real estate, net	(1,323,000)	—	(5,411,000)	—
Impairment of real estate assets:
Discontinued operations	—	—	3,368,000	1,140,000
Noncontrolling interests’ share in losses	(274,000)	(258,000)	(738,000)	(787,000)
Noncontrolling interests’ share in FFO	270,000	245,000	745,000	773,000
FFO applicable to common shares	$(709,000)	(802,000)	(732,000)	(2,967,000)
Adjustments:
Amortization of (below-) above-market rents	2,000	(7,000)	10,000	(20,000)
Straight-line rents	(193,000)	(205,000)	(451,000)	(244,000)
Amortization of deferred financing costs	44,000	27,000	119,000	99,000
(Recovery of) reserve for excess advisor obligation	(50,000)	—	(100,000)	988,000
Real estate acquisition costs	121,000	737,000	257,000	737,000
Modified funds from operations (MMFO) applicable to common shares	$(785,000)	(250,000)	(897,000)	$(1,407,000)
Weighted-average number of common shares
Outstanding - basic and diluted	23,028,285	23,028,285	23,028,285	23,028,285
FFO per weighted average common shares	$(0.03)	$(0.03)	$(0.03)	$(0.13)
MFFO per weighted average common shares	$(0.03)	$(0.01)	$(0.04)	$(0.06)

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2013:

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Notes payable (1)(5)	$41,534,000	$670,000	$35,348,000	$5,516,000	$—
Interest expense related to long-term debt (2)	$7,764,000	$2,094,000	$5,447,000	$223,000	$—
Below-market ground lease (3)(4)	$3,609,000	$—	$54,000	$128,000	$3,427,000

(1)	This represents the sum of loans of GE and The PrivateBank and Trust Company.

(2)
Interest expense related to the loan agreement with GE related to the acquisition of healthcare properties is based on three-months LIBOR, with a floor of 50 basis points, a spread or margin of 4.50%. Interest expense on The PrivateBank and Trust Company agreement is based on one-month LIBOR plus 4.00%, with a LIBOR of 1.00% or the Prime Rate plus 1.75%, with an all-in floor of 5.00%.

(3)
The below-market ground lease relates to Sherburne Commons, a VIE for which we were deemed to be the primary beneficiary and began consolidating as of June 30, 2011. As of October 19, 2011, Sherburne Commons met the requirements for reclassification to real estate held for sale. Consequently, at September 30, 2013, the related assets and liabilities of the VIE are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale, respectively, on our condensed consolidated balance sheets.

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

(5)
The notes payable payment amounts include The PrivateBank and Trust Company loan of $7.3 million. Per our loan agreement, we are to make deposits into a sinking fund based on a 25 year amortization schedule. At maturity, the cumulative monthly deposits will be applied to the loan with the balance to be paid by us.

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

As of September 30, 2013, we had borrowings outstanding of $41.5 million under our variable-rate loan agreements. An increase in the variable interest rate on the loan agreement constitutes a market risk as a change in rates would increase or decrease interest expense incurred and therefore cash flows available for distribution to shareholders. Based on the debt outstanding as of September 30, 2013, a one percent (1%) change in interest rates related to the variable-rate debt would result in a change in interest expense of approximately $415,000 per year, or $0.02 per common share on a basic and diluted basis.

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

•	the sale of industrial properties;
•	the performance of our operators/tenants and properties;
•	our ability to enter into agreements with new viable tenants for vacant space or for properties that we take back from financially troubled tenants, if any;
•	our occupancy rates and the bed occupancy rates of our healthcare operators;
•	our ability to acquire, develop and/or manage properties;
•	our ability to make distributions to stockholders;
•	our policies and plans regarding investments, financings and other matters;
•	our tax status as a real estate investment trust;
•	our critical accounting policies;
•	our ability to appropriately balance the use of debt and equity;
•	our ability to access capital markets or other sources of funds;
•	to raise additional equity capital, including the joint venture participations, and;
•	our ability to avoid take-over risks due to the depressed value of our common stock resulting from the prior impairment adjustments to the industrial portfolio.

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

•	our ability to find replacement operators should a healthcare property become distressed or suffer a loan default;
•	our ability to transition or sell facilities with profitable results;
•	acts of God affecting our properties;
•	our ability to re-lease space at similar rates as vacancies occur;
•	our ability to timely reinvest sale proceeds at similar rates to assets sold;
•	operator/tenant or joint venture partner bankruptcies or insolvencies;
•	the cooperation of joint venture partners;
•	government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements;
•	liability or contract claims by or against operators/tenants and;
•	unanticipated difficulties and/or expenditures.

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

We did not pay any distributions to stockholders during the nine months ended September 30, 2013 and 2012. Until our investments in real estate generate operating cash flow sufficient to make distributions to stockholders, we may pay a substantial portion of our distributions from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. No distributions were paid for the four quarters ended September 30, 2013 and 2012. For the four quarters ended September 30, 2013, net cash used in operating activities was $3.4 million. During this period, FFO was negative $1.2 million.

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

(b) Not applicable.

(c) During the nine months ended September 30, 2013, we redeemed no shares pursuant to our stock repurchase program.

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

3.3	Articles of Amendment of Cornerstone Core Properties REIT, Inc. dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

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

10.4
Purchase and Sale Agreement effective January 28, 2013 and assigned to Buyer on July 2, 2013 between HP Aledo, LLC and Aledo Senior Housing, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2013).

10.5	Purchase and Sale Agreement dated July 30, 2013 by and between the Company and Hamlet Health Investors, LLC and Newport Health Investors, LLC.

10.6	Purchase and Sale Agreement dated July 30, 2013 by and between the Company and WPC Salem, LLC.

10.7
Purchase and Sale Agreement dated June 6, 2013 by and between the Company and Rio Hondo Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2013).

31.1	Certification of Principal Operating Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Operating Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November 2013.

SUMMIT HEALTHCARE REIT, INC.

By:	/s/ Kent Eikanas
Kent Eikanas
President / Chief Operating Officer
(Principal Operating Officer)

By:	/s/ Timothy C. Collins
Timothy C. Collins
Chief Financial Officer
(Principal Financial Officer)

