Form 10-K
period 2013-12-31
Summit Healthcare REIT, Inc
filed 2014-03-31
CIK 1310383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of June 30, 2013 (the last business day of the registrant’s second fiscal quarter), there were 23,028,285 shares of common stock held by non-affiliates of the registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was terminated on November 23, 2010, was $8.00.

As of March 31, 2014, there were 23,028,285 shares of common stock of Summit Healthcare REIT, Inc. outstanding. The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2014, into Part III of this Form 10-K to the extent stated herein.

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

As used in this report, “we,” “us,” “our” and the “Company” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries except where the context otherwise requires.

ITEM 1. BUSINESS

Our Company

Summit Healthcare REIT, Inc., (formerly Cornerstone Core Properties REIT, Inc.), a Maryland corporation, was formed on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate. We have qualified, and intend to continue to qualify, as a real estate investment trust (“REIT”) for federal tax purposes. We are structured as an umbrella partnership REIT, referred to as an “UPREIT,” under which substantially all of our current and future business is, and will be, conducted through a majority owned subsidiary, Cornerstone Operating Partnership, L.P. the (“Operating Partnership”), a Delaware limited partnership, formed on November 30, 2004. We are the sole general partner of the Operating Partnership and have control over its affairs.

Our advisor is Cornerstone Realty Advisors, LLC (the “Advisor”), a Delaware limited liability company. Our Advisor has contractual and fiduciary responsibilities to us and our stockholders. Under the terms of our advisory agreement (the “Advisory Agreement”), our Advisor will use commercially reasonable efforts to present to us investment opportunities and to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors. Our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making property acquisitions on our behalf. Currently, there are no employees of Summit Healthcare REIT, Inc. or its subsidiaries. All management and administrative personnel responsible for conducting our business are currently employed by affiliates of our Advisor. On March 17, 2014, we terminated the Advisory Agreement with our Advisor effective May 16, 2014 (see Note 18).

From our formation through the end of the year ended December 31, 2005, our activities consisted solely of organizational activities including preparing for and launching our initial public offering. On January 6, 2006, we commenced an initial public offering of up to 55,400,000 shares of our common stock, consisting of 44,400,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan. On November 25, 2008, we filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) to register a follow-on public offering. Pursuant to the registration statement, as amended, we registered up to 56,250,000 shares of common stock in a primary offering for $8.00 per share, with discounts available to certain categories of purchasers. As of December 31, 2013, approximately 20.9 million shares of our common stock had been sold in our initial and follow-on public offerings for aggregate gross proceeds of $167.1 million. This excludes shares issued under our distribution reinvestment plan.

We also registered approximately 21,100,000 shares pursuant to our dividend reinvestment plan at a purchase price equal to $7.60 per share. We stopped soliciting and accepting offers under our initial public offering on June 1, 2009 upon raising gross offering proceeds of $172.7 million from the sale of approximately 21.7 million shares, including shares sold under the distribution reinvestment plan. On June 10, 2009, the SEC declared our follow-on offering effective. The initial public offering and follow-on offering are collectively referred to herein as the “offerings”. We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of our Advisor, to serve as the dealer manager for the offerings. PCC was responsible for marketing our shares being offered pursuant to the offerings. The dealer manager agreement with PCC terminated on November 23, 2010.

On November 23, 2010, we stopped soliciting and accepting offers to purchase shares of our stock under our Follow-on Offering. On June 10, 2012, that offering expired.

Suspension of Distribution Reinvestment Plan - Effective December 14, 2010, we suspended our distribution reinvestment plan and any distributions paid subsequent to December 14, 2010 have been in cash. No distributions have been declared or paid for periods subsequent to June 30, 2012.

Distributions - Effective June 2011, our board of directors determined, based on our financial position, to suspend the declaration of any further cash distributions. No distributions have been declared or paid for periods subsequent to June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results, cash flow and business plan. We can make no assurances when and if distributions will recommence.

Stock Repurchase Program - Effective December 31, 2010, our board of directors suspended redemptions under the program. We can make no assurances as to when and on what terms redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time based upon numerous factors, including our cash and debt positions.

Strategic Repositioning – In mid-2011, we began evaluating alternative strategic options, including the repositioning of our assets, that we believed could enhance stockholder value. The repositioning strategy began with the sale of certain industrial properties in 2011, the use of the proceeds from those sales to de-lever our balance sheet by paying down and/or paying off short term higher interest rate debt, and the renegotiation of existing debt to lower interest rates and extend maturity dates enabling us to begin acquiring healthcare real estate properties.

Investing in healthcare real estate assets, more specifically senior housing facilities, is believed to be accretive to earnings and potentially stockholder value. Senior housing facilities include independent living facilities, skilled-nursing facilities (“SNF”), assisted living facilities and memory and other continuing care retirement communities. Each of these caters to different segments of the elderly population. The Company’s repositioning strategy includes purchasing SNF’s, assisted living facilities, and memory care facilities.

In the second quarter of 2012, we formed Cornerstone Healthcare Partners LLC (“CHP LLC”) with Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of our Advisor. We own 95% of CHP LLC, with the remaining 5% owned by CHREF. During 2012, we acquired the Sheridan Care Center, Fern Hill Care Center, Farmington Square, Friendship Haven Healthcare and Rehabilitation Center and Pacific Health and Rehabilitation Center healthcare properties (collectively, the “JV Properties”) through CHP LLC. In the third quarter of 2013, as part of our strategy to raise new property level joint venture equity capital to support growth and diversify operator, geographic and other risks, we caused CHP LLC to sell a portion of its interests in the JV Properties to third party investors. Proceeds from the sale of interests in these JV Properties were $0.6 million as of December 31, 2013, of which we received $0.6 million and CHREF received $31,000. At December 31, 2013, we owned a 90.9% interest in the JV Properties, CHREF, an affiliate of the Advisor, owned a 4.8% interest and third party investors owned 4.3%. CHP LLC may sell up to an aggregate 46% interest in these JV Properties, leaving us and CHREF with a combined 54%. As outside investors acquire additional interests in the JV Properties, our interest in the JV Properties, and that of CHREF, will be reduced proportionately. We’ll retain control over the JV Properties, and also retain an ongoing right to repurchase these third party interests in the future.

During the second half of 2012 and all of 2013, CHP LLC acquired, through wholly-owned subsidiaries, eleven senior-housing facilities (which include the JV Properties). We obtained interim financing to purchase our healthcare facilities and intend to refinance the interim borrowings with long term financing (See Note 14 to the accompanying Notes to the Consolidated Financial Statements).

We lease our assisted living facilities and SNF’s to single-tenant operators under triple net lease structures. Services provided by operators of assisted living facilities are primarily paid for by the facility residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Assisted living facilities offer residents a place to reside that offers medical monitoring and some medical care while still offering personal privacy and freedom. SNF operators are typically more dependent on government reimbursement programs. SNFs are a healthcare option for seniors that are in need of constant medical attention or recovery and therapy after a hospital visit but do not require the more extensive and sophisticated treatment available at hospitals. Sub-acute care services are provided to residents beyond room and board. Certain SNF’s provide some services on an outpatient basis. Skilled nursing services are primarily paid for either by private sources, insurance, or through the Medicare and Medicaid programs.

To further our repositioning of our asset base, we sold all our remaining industrial assets (See Note 16 Discontinued Operations) in 2013. Accordingly, our industrial assets are classified as held for sale on the accompanying December 31, 2012 Consolidated Balance Sheet and presented as discontinued operations on our Consolidated Statements of Operations for all periods presented. We used the proceeds from the industrial asset dispositions to pay off the debt related to the industrial assets and reinvested a portion of the net proceeds into additional healthcare assets.

Our Advisor believes the Company’s outlook for raising additional third party equity capital to support its growth and further diversify both operator and healthcare property sector risk is currently favorable. Based in part on this advice, the board of directors continues to advance the repositioning strategy while pursuing other growth initiatives that lower capital costs and enable us to reduce or improve our ability to cover our general and administrative costs over a broader base of assets.

For 2014, the board of directors has requested that the Advisor raise new joint venture equity and attract new capital partners, including international and/or institutional partners, while management continues to evaluate opportunities for growth and secures long term debt for recent and future acquisitions and/or development opportunities. Selling portions of the properties we own through joint venture partners, and using the proceeds for acquisitions of additional healthcare assets, allows us to diversify our property holdings (as to the number of operators, geographic location, level of care acuity, and age of property) and, therefore lower the overall risk profile of our healthcare portfolio.

Investment Strategy

Our board of directors periodically reviews our investment policies to determine whether these policies continue to be in the best interest of our stockholders. We may change our investment policies without stockholder approval. Our Advisor recommends property acquisitions to our investment committee, which approves or rejects proposed acquisitions.

Initially we focused on industrial real estate, but as cash flow and values declined in industrial real estate from 2009 to 2011, we committed to selling our industrial properties and re-invested the proceeds into healthcare real estate. Healthcare real estate includes senior housing facilities, which include skilled-nursing, assisted living, memory care, continuing-care retirement communities and independent-living facilities. Each type of senior-housing facility caters to different segments of the elderly population. According to The National Coalition on Healthcare, by 2016 nearly 20% in every dollar in the United States (“U.S.”) will be spent on healthcare, and the aging U.S. population is expected to continue to fuel the need for healthcare services. The over age 65 population of the U.S. is projected to grow 36% between 2010 and 2020, compared with 9% for the general population, according to the U.S. Census Bureau. Presently, the healthcare real estate market is fragmented, with a local or regional focus, offering opportunities for consolidation and market dominance.

Our Advisor believes that investment opportunities in senior housing properties are ordinarily not readily available to investors other than large institutional investors and experienced real estate operators with specialized knowledge, experience in specific geographic areas, industry expertise and established relationships with operators of these property types.

Although we intend to focus on acquiring and developing a portfolio of healthcare real estate investments, we may also invest in other real estate-related assets that we believe may assist us in meeting our investment objectives. Our charter does not allow investments in mortgage loans on unimproved real property, but we are not otherwise restricted in the allocation to any specific type of property.

Acquisition Policies

Primary Investment Focus

Our Advisor makes recommendations to our board of directors, which approves or rejects all proposed property acquisitions. Our independent directors review our investment policies at least annually to determine whether these policies continue to be in the best interests of our stockholders.
As a result of our strategic repositioning, we are generally seeking to acquire healthcare-related assets that are:

•	stabilized based on past twelve trailing months operations;
•	operated by high-quality and experienced operators;
•	of high-quality and currently producing income;
•	acquired on a fee simple basis; and
•	stabilized operations with a positive trend.

Among the most important criterion we expect to use in evaluating the markets in which we purchase properties are population and competitive product landscape that can support the facility.

The properties in which we invest may not meet all of these criteria and the relative importance that we assign to any one or more of these criteria may differ from asset to asset change as general economic and real estate market conditions evolve. We may also consider additional important criteria in the future.

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

As of December 31, 2013, we owned six healthcare properties through a joint venture and 100% of five additional properties. We may acquire additional properties through joint venture investments in the future, including ventures with affiliates of our Advisor. See “Conflicts of Interest.” We anticipate acquiring properties through joint ventures in order to diversify our portfolio of properties in terms of geographic region, property type and tenant industry group, among other reasons. Joint ventures typically also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, the Advisor will evaluate the structure of the joint venture, the real property that such joint venture owns or is being formed to own under the same criteria. These entities may employ debt financing consistent with our borrowing policies. See “Borrowing Policies” below. Our joint ventures may take the form of equity joint ventures with one or more large institutional partners. They may also include ventures with developers who contribute land, development services and expertise rather than cash.

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

Leases and Tenant Improvements

Healthcare-related properties include a wide variety of lease structures. Our focus is on senior housing facilities leased to an operator on a net lease basis where the tenant pays or reimburses the owner for all or substantially all property operating expenses.

Borrowing Policies

As we transition into healthcare properties, we may acquire properties initially with temporary financing or permanent long-term debt financing with the objective of increasing income and increasing the amount of capital available to us so that we achieve greater property diversification.

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

Government Regulations

Health Law Matters — Generally
The healthcare-providing tenants in our portfolio are subject to extensive federal, state, and local licensure, registration, certification, and inspection laws, regulations, and industry standards. Our tenants’ failure to comply with any of these, and other, laws could result in loss of accreditation; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state health care programs; loss of license; or closure of the facility.

Licensing and Certification
The primary regulations that affect seniors housing facilities with assisted living are state licensing and registration laws. In granting and renewing these licenses, the state regulatory agencies consider numerous factors relating to a property’s physical plant and operations, including, but not limited to, admission and discharge standards, staffing, and training. A decision to grant or renew a license is also affected by a property owner’s record with respect to patient and consumer rights, medication guidelines, and rules.

With respect to licensure, generally our skilled nursing facilities are required to be licensed and certified for participation in Medicare, Medicaid, and other federal health care programs. This generally requires license renewals and compliance surveys on an annual or bi-annual basis. The failure of our operators to maintain or renew any required license or regulatory approval as well as the failure of our operators to correct serious deficiencies identified in a compliance survey could require those operators to discontinue operations at a property. In addition, if a property is found to be out of compliance with Medicare, Medicaid, or other health care program conditions of participation, the property operator may be excluded from participating in those government health care programs. Any such occurrence may impair an operator’s ability to meet their financial obligations to us. If we have to replace an excluded-property operator, our ability to replace the operator may be affected by federal and state laws, regulations, and applicable guidance governing changes in provider control. This may result in payment delays, an inability to find a replacement operator, a significant working capital commitment from us to a new operator or other difficulties.

Certain health care facilities are subject to a variety of licensure and certificate of need (“CON”) laws and regulations. Where applicable, CON laws generally require, among other requirements, that a facility demonstrate the need for (1) constructing a new facility, (2) adding beds or expanding an existing facility, (3) investing in major capital equipment or adding new services, (4) changing the ownership or control of an existing licensed facility, or (5) terminating services that have been previously approved through the CON process. Certain state CON laws and regulations may restrict the ability of operators to add new properties or expand an existing facility’s size or services. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator. If we have to replace a property operator who is excluded from participating in a federal or state health care program, our ability to replace the operator may be affected by a particular state’s CON laws, regulations, and applicable guidance governing changes in provider control.

Reimbursement
As a part of the Omnibus Budget Reconciliation Act (“OBRA”) of 1981, Congress established a waiver program enabling some states to offer Medicaid reimbursement to assisted living providers as an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 permit states to seek a waiver from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for assisted living and home health.

Skilled nursing facilities typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors, including private insurers. Consequently, changes in federal or state reimbursement policies may also adversely affect an operator’s ability to cover its expenses, including our rent or debt service. Skilled nursing facilities are subject to periodic pre- and post-payment reviews, and other audits by federal and state authorities. A review or audit of a property operator’s claims could result in recoupments, denials, or delay of payments in the future, which could have a material adverse effect on the operator’s ability to meet its financial obligations to us. Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our property operators to cover potential adjustments to reimbursements, or to cover settlements made to payors. Recent attention on skilled nursing billing practices and payments or ongoing government pressure to reduce spending by government health care programs, could result in lower payments to skilled nursing facilities and, as a result, may impair an operator’s ability to meet its financial obligations to us.

Skilled nursing facilities are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System (“SNF PPS”). There is a risk that some skilled nursing facilities’ costs will exceed the fixed payments under the SNF PPS, and there is also a risk that payments under the SNF PPS may be set below the costs to provide certain items and services, which could result in immediate financial difficulties for skilled nursing facilities, and could cause operators to seek bankruptcy protection.

The reimbursement methodologies applied to health care facilities continue to evolve. Federal and state authorities have considered and may seek to implement new or modified reimbursement methodologies that may negatively impact health care property operations. The impact of any such changes, if implemented, may result in a material adverse effect on our skilled nursing property operations. No assurance can be given that current revenue sources or levels will be maintained. Accordingly, there can be no assurance that payments under a government health care program are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses. As a result, an operator’s ability to meet its financial obligations to us could be adversely impacted.

Finally, the Patient Protection and Affordable Care Act of 2010 (“PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amends the PPACA (collectively, the “Health Reform Laws”) may have a significant impact on Medicare, Medicaid, other federal health care programs, and private insurers, which impact the reimbursement amounts received by skilled nursing facilities and other health care providers. The Health Reform Laws could have a substantial and material adverse effect on all parties directly or indirectly involved in the health care system.

Other Related Laws
Skilled nursing facilities (and seniors housing facilities that receive Medicaid payments) are subject to federal, state, and local laws, regulations, and applicable guidance that govern the operations and financial and other arrangements that may be entered into by health care providers. Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by government health care programs. Other laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Still, other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided. Sanctions for violations of these laws, regulations, and other applicable guidance may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments, and exclusion from any government health care program. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including exclusion from participation in the Medicare and Medicaid programs, as well as other government health care programs. In the ordinary course of its business, a property operator is regularly subjected to inquiries, investigations, and audits by the federal and state agencies that oversee these laws and regulations.

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

Acquisition Activity

As of December 31, 2013, we owned eleven healthcare properties which were acquired from August 2012 to December 31, 2013. All of these properties are included in our accompanying consolidated financial statements and in the properties summary as provided under “Item 2. Properties” referenced below. All of our industrial properties have been sold as of December 31, 2013. We have acquired our healthcare properties using the proceeds of debt incurred upon acquisition of the property and the net proceeds from our industrial property dispositions.

Employees

We have no employees and our executive officers, with the exception of our Chief Financial Officer, are all employees of our Advisor’s affiliates. Substantially all of our work is performed by employees of our Advisor’s affiliates. Our Chief Financial Officer is contracted directly with the Company and reports to our audit committee. We are dependent on our Advisor for certain services that are essential to us, including the sale of certain joint venture equity offerings; the identification, evaluation, negotiation, purchase and disposition of properties; the management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

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

General

Any adverse changes in the financial health of our Advisor or its affiliates or our relationship with them could hinder our operating performance and the return on your investment. We may have difficulty finding a suitable replacement and/or finding a qualified successor advisor, and any successor advisor may not be as well suited to manage us. These potential changes could result in a significant disruption of our business and may adversely affect the value of your investment in us.

We are dependent on our Advisor to manage our operations and our portfolio of real estate assets. Our Advisor depends upon the fees and other compensation that it receives from us in connection with the purchase, financing, leasing and management and sale of our properties to conduct its operations. To date, the fees we pay to our Advisor have been inadequate to cover its operating expenses.  Based in part on recent activities, we believe that our Advisor is suffering severe financial difficulties.  Further, to cover its operational shortfalls, our Advisor has relied on cash raised in private securities offerings of its sole member. If our Advisor is unable to meet its obligations, we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of your investment in us. In the event that the Company decides to find a replacement advisor, we may not be able to find a suitable replacement advisor and may need to make alternative arrangements, which may be more costly or less effective than our current arrangement. Also, as our Advisor struggles to meet its obligations, these distractions may adversely impact our operations and harm your investment (see Note 18 to the accompanying Consolidated Financial Statements).

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

Our board of directors determines our major policies, including our policies regarding investment, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors has recently undertaken a process of evaluating strategic alternatives, concluding that a repositioning of our assets into healthcare properties will likely maximize value for our stockholders. As a result of this process, or otherwise, our board of directors may determine that it is in our best interest to amend or revise certain of our major policies. Our board of directors may amend or revise these policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board of director’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

We may not be able to execute on our repositioning strategy.

In connection with the continued implementation of our repositioning strategy, we face a number of risks and uncertainties, including:

•	Ability to raise additional debt and equity capital on favorable terms to us;
•	Availability to acquire sufficient health care properties on favorable terms to us;
•	Completion of sufficient due diligence in connection with the additional proposed healthcare investments and negotiation of favorable lease and/or operating arrangements with the operators of such facilities;

•	Availability of financing on satisfactory terms and conditions to replace our maturing loan obligations and to partially fund new real estate investments;
•	Regulatory environment uncertainty due to the phased implementation of the Patient Protection and Affordable Care Act and its impact upon healthcare facility operator reimbursement, including the impact of such regulations on reimbursement rates, or any other regulatory action, including on a state level, that serves to reduce reimbursement rates for services provided by our tenants; and
•	Success of the operators of the facilities we may acquire as we are dependent on their performance.

Should the execution of the next phase of our repositioning strategy not be successful or take longer or be more expensive to execute than anticipated, then our results of operations will be harmed and our Advisor may not be able to reimburse us for any excess operating and organization costs and expenses incurred on our behalf and our organizational costs and to otherwise provide sponsor services to us. Also, any such failure or delays in implementation or disruption to our business will further delay or prevent the restoration of distributions to common stockholders and the stock repurchase program. If we are not successful with our repositioning strategy, we may be forced to pursue an alternative strategy including liquidating our real estate portfolio or merging with another company.

Our limited operating history as a healthcare REIT makes it difficult for you to evaluate us. In addition we have incurred losses in the past and may continue to incur losses.

We have a limited operating history as a healthcare REIT. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our Advisor. As a consequence, our past performance and the past performance of other real estate investment programs sponsored by affiliates of our Advisor may not be indicative of the performance we will achieve. We have eleven healthcare properties as of the date of this report. We have sold all of our industrial properties. Historically, we have generated limited income, cash flow, funds from operations or funds from which to make distributions to our stockholders. In addition, we have incurred substantial losses since our inception and we may continue to incur losses.

Because there is no public trading market for our stock, it will be difficult for stockholders to sell their stock. Further, we do not expect to have funds available for redemptions during 2014 and are uncertain when and on what terms we will be able to resume ordinary redemptions. If stockholders are able to sell their stock, they will likely sell it at a substantial discount.

There is no current public market for our stock and there is no assurance that a public market will ever develop for our stock. Our charter contains restrictions on the ownership and transfer of our stock, and these restrictions may inhibit our stockholders’ ability to sell their stock. Our charter prevents any one person from owning more than 9.8% in number of shares or value, whichever is more restrictive, of the outstanding shares of any class or series of our stock unless exempted by our board of directors. Our charter also limits our stockholders’ ability to transfer their stock to prospective stockholders unless (i) they meet suitability standards regarding income or net worth, and (ii) the transfer complies with minimum purchase requirements. Our stock repurchase program has been suspended since December 31, 2010. If and when redemptions resume under our stock repurchase program, it is limited in terms of the number of shares of stock which may be redeemed annually and may also be limited, suspended or terminated at any time. We have no obligations to purchase our stockholders’ stock if redemption would violate restrictions on cash distributions under Maryland law.

We believe the value of our stock owned by our stockholders has declined substantially from the issue price. It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, because the amount of funds available for investment was reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. As of December 31, 2013, our estimated per-share value of our common stock was $2.09 per share. Unless our aggregate investments increase in value to compensate for upfront fees and expenses and prior declines in value, it is unlikely that our stockholders will be able to sell their stock, whether pursuant to our stock repurchase program or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their stock will ever appreciate in value to equal the price they paid for their stock. It is also likely that their stock would not be accepted as the primary collateral for a loan. Stockholders should consider their stock as an illiquid investment, and they must be prepared to hold their stock for an indefinite period of time.

Stockholders cannot currently, and may not in the future, be able to sell their stock under our stock repurchase program.

Effective December 31, 2010, our board of directors suspended redemptions under the stock repurchase program. Effective December 14, 2010, we suspended our distribution reinvestment plan. Our board of directors may amend our stock repurchase program to resume or suspend repurchases or amend other terms without stockholder approval. Our board is also free to terminate the program at any time upon 30 days written notice to our stockholders. In addition, the stock repurchase program includes numerous restrictions that would limit our stockholders’ ability to sell stock.

We have limited liquidity and we may be required to pursue certain measures in order to maintain or enhance our liquidity.

Liquidity is essential to our business and our ability to operate and to fund our existing obligations. A primary source of liquidity for us has been the issuance of common stock in our public offerings. However, we terminated our follow-on public offering on November 23, 2010. As a result, we are dependent on external debt financing and joint venture opportunities to fund our ongoing operations. We may not find suitable joint venture partners willing to provide capital at terms acceptable us or at all. Our access to debt financing depends on the willingness of third parties to provide us with corporate- or asset-level debt. It also depends on conditions in the capital markets generally. Companies in the real estate industry have at times historically experienced limited availability of capital, and new capital sources may not be available on acceptable terms, if at all. We cannot be certain that sufficient funding will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient funding on acceptable terms, or at all, we will not be able to operate and/or grow our business, which would likely have a negative impact on the value of our common stock and our ability to make distributions to our stockholders. In such an instance, a lack of sufficient liquidity would have a material adverse impact on our operations, cash flow, financial condition and our ability to continue as a going concern. We may be required to pursue certain measures in order to maintain or enhance our liquidity, including seeking the extension or replacement of our debt facilities, potentially selling assets at unfavorable prices and/or reducing our operating expenses. We cannot assure you that we will be successful in managing our liquidity.

The inability of our Advisor to retain or obtain key personnel and senior housing operators could have a material negative impact on the continuation of the implementation of our repositioning strategy, which could impair our ability to make distributions.

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

Our ability to achieve our investment objectives and to make distributions depends upon the performance of our Advisor in the acquisition and operation of our investments. We may be delayed in making investments in properties due to delays in raising joint venture capital, negotiating or obtaining the necessary purchase documentation for properties, locating suitable investments or other factors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that our investment objectives will be achieved. We may also make other real estate investments such as investments in publicly traded REITs, mortgage funds and other entities which make real estate investments. Until we make real estate investments, we will hold cash proceeds from sales of assets and other sources in an interest-bearing account or invest the proceeds in short-term, investment-grade securities. We expect the rates of return on these short-term investments to be substantially less than the returns we make on real estate investments. If we are unable to invest available cash in properties or other real estate investments for an extended period of time, distributions to our stockholders may continue to be suspended and the value of our stock could be reduced.

We have not generated sufficient cash for distributions and have ceased distributions. Cash distributions to our stockholders may not resume.

If the rental revenues from the properties we own do not exceed our operational expenses, we may be unable to pay distributions to our stockholders. No distributions have been declared or made for periods after June 30, 2011. All expenses we incur in our operations, including payment of interest to finance property acquisitions, are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot determine with certainty how long it may take to generate sufficient available cash flow to support distributions to our stockholders. We may borrow funds, return capital or sell assets to make distributions. In the past, we have paid distributions from the proceeds of our offerings.

If we are unable to sell our shares in an offering, otherwise raise capital or resume the reinvestment of distributions under the distribution reinvestment plan, we will have less funds available to make distributions to our stockholders, which will continue until we generate operating cash flow sufficient to support distributions to stockholders. As a result, we may not resume cash distributions to stockholders. With limited prior operations, we cannot predict the amount of distributions our stockholders may receive, if any. We may be unable to resume cash distributions or increase distributions over time and may need to cease cash distributions again.

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

 The use of offering proceeds to pay fees to our Advisor and its affiliates or to fund distributions increases the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our offering. As of December 31, 2013, our estimated per-share value of our common stock was $2.09 per share.

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

We have made adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this filing. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

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

Our Advisor does not have as strong an economic incentive to avoid losses as do advisors who have made significant equity investments in the companies they sponsor.

Our Advisor and its affiliates have only invested $200,000 in our Operating Partnership. Without significant equity exposure for our Advisor, our investors may be at a greater risk of loss because our Advisor and its affiliates do not have as much to lose from a decrease in the value of our stock as do those sponsors who make more significant equity investments in the companies they sponsor.

If we do not successfully implement a long-term liquidity strategy, our stockholders may have to hold their investment for an indefinite period.

If our board of directors determines to pursue a liquidity transaction in the future, we would be under no obligation to conclude the process within a set time. The timing of the sale of assets will depend on real estate and financial markets, economic conditions in the areas in which properties are located, and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate all assets. After we adopt a plan of liquidation, we would remain in existence until all properties and assets are liquidated. If we do not pursue a liquidity event, or delay such an event due to market conditions, our stockholders’ shares may continue to be illiquid and they may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment. If we were to pursue a liquidation currently, our stockholders would likely not receive the amount of their investment.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

As currently organized, we do not directly employ any employees. We may decide to bring our management functions in house rather than relying on our Advisor and, should we do so, may elect to negotiate to acquire our Advisor’s assets and/or personnel. At this time, we cannot be sure of the form or amount of consideration, if any, or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and funds from operations per share attributable to your investment. In addition, we may incur costs defending against stockholder lawsuits initiated against us in response to our decision to internalize our management functions. Such lawsuits could result in awards of damages, payment of attorneys’ fees and substantial litigation costs, which would reduce the amount of cash available for investments and stockholder distributions.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisor under the Advisory Agreement if we internalize or become self-managed, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our Advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of internalization/self-management are higher than the expenses we avoid paying to our Advisor, our net income per share and funds from operations per share would be lower as a result of internalization/self-management than it otherwise would have been, decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

If we internalize/self-manage our management functions, we could have difficulty integrating these functions as a stand-alone entity. Certain personnel of our Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We could fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage such a transition effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from effectively managing our portfolio of investments. Nothing in our charter prohibits us from entering into the transaction described above (see Note 18 to the accompanying Consolidated Financial Statements).

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

We rely on our Advisor to identify suitable investment opportunities. We may be buying properties at the same time as other entities that are affiliated with or sponsored by our Advisor. Other programs sponsored by our Advisor or its affiliates also rely on our Advisor for investment opportunities. Many investment opportunities would be suitable for us as well as other programs. Our Advisor could direct attractive investment opportunities or tenants to other entities. Such events could result in our investing in properties that provide less attractive returns, thus reducing the value of our stock.

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

We do not have any employees. We rely on the employees of our Advisor and its affiliates for the day-to-day operation of our business. We estimate that over the life of the company, our Advisor and its affiliates will dedicate, on average, less than half of their time to our operations. The amount of time that our Advisor and its affiliates spend on our business will vary from time to time. Our Advisor and its affiliates, including our officers, have interests in other programs and engage in other business activities. As a result, they will have conflicts of interest in allocating their time between us and other programs and activities in which they are involved. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. There is no assurance that our Advisor will devote adequate time to our business. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, it may allocate less time and resources to our operations. If any of these things occur, the returns on our investments, our ability to make distributions to stockholders and the value of their investments in us may suffer (see Note 18 to the accompanying Consolidated Financial Statements).

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

The success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our Company. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. In the event of tenant default or bankruptcy, or lease terminations or expiration, we may be unable to re-lease the property for the rent previously received. We may be unable to sell a property without incurring a loss. These events and others could cause the value of our stockholders’ investment in us to decline.

Competition with third parties for properties and other investments may result in our paying higher prices for properties which could reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, banks, insurance companies, other REITs, real estate limited partnerships, affiliates of the advisor and other entities engaged in real estate investment activities, many of which have greater resources than we do. Some of these investors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and increased prices. If competitive pressures cause us to pay higher prices for properties, our ultimate profitability may be reduced and the value of our properties may not appreciate or may decrease significantly below the amount paid for such properties. At the time we elect to dispose of one or more of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return. This may cause our stockholders to experience a lower return on their investment.

Newly developed and acquired properties may not produce the cash flow that we expect, which could adversely affect our overall financial performance.

We intend to acquire and develop real estate properties. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. If our estimated return on investment proves to be inaccurate, it may fail to perform as we expected. With certain properties we may acquire, our business plan may contemplate repositioning or redeveloping that property with the goal of increasing its cash flow, value or both. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. If one or more of these new properties do not perform as expected, our financial performance and our ability to make distributions may be adversely affected.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which a property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could be substantial and reduce our ability to make distributions and the value of our stockholders’ investments in us.

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

Equity real estate investments are relatively illiquid. Therefore, we will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We may also have a limited ability to sell assets in order to fund working capital and similar capital needs. When we sell any of our properties, we may not realize a gain on such sale. We may elect not to distribute any proceeds from the sale of properties to our stockholders; for example, we may use such proceeds to:

•	purchase additional properties,;
•	repay debt, if any;
•	buy out interests of any co-venturers or other partners in any joint venture in which we are a party;
•	create working capital reserves; or
•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our remaining properties.

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

As part of otherwise attractive portfolios of properties, we may acquire some properties with existing lock-out provisions which may inhibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

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

Our debt agreements typically contain provisions charging us prepayment penalties for certain periods of time and in certain circumstances which may make it cost prohibitive to prepay the principal balances of our loans prior to the expiration of any lock-out periods.

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

Many of the lessees of skilled nursing facilities derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to frequent and substantial change. There are no assurances that payments from governmental and other third-party payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Efforts by such third-party payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our potential tenants. In addition, the failure of any of our potential tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs. The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. The financial impact on tenants of healthcare properties that we may acquire could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Lessees of healthcare properties that we may acquire may be affected by the financial deterioration, insolvency and/or bankruptcy of other significant operators in the healthcare industry.

Certain companies in the healthcare industry, including some key senior housing operators, are experiencing considerable financial, legal and/or regulatory difficulties which have resulted or may result in financial deterioration and, in some cases, insolvency and/or bankruptcy. The adverse effects on these companies could have a significant impact on the industry as a whole, including but not limited to negative public perception by investors, lenders and consumers. As a result, lessees of healthcare facilities that we may acquire could experience the damaging financial effects of a weakened industry sector driven by negative headlines, ultimately making them unable to meet their obligations to us, and our business could be adversely affected.

The operator of our Friendswood, Texas facility has experienced financial difficulty. We are currently working to install a replacement operator at the facility. If we cannot find suitable replacement operators for our facilities as needed, our financial results will be negatively impacted.

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

Future economic weakness may have an adverse effect on our operators and tenants, including their ability to access credit or maintain occupancy and/or private pay rates. If the operations, cash flows or financial condition of our operators are materially adversely impacted by economic or other conditions, our revenue and operations may be adversely affected. Increased competition may affect our operators' ability to meet their obligations to us. The operators of our properties compete on a local and regional basis with operators of properties and other health care providers that provide comparable services. We cannot be certain that the operators of all of our facilities will be able to achieve and maintain occupancy and rate levels that will enable them to meet all of their obligations to us. Our operators are expected to encounter increased competition in the future that could limit their ability to attract residents or expand their businesses.

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

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de-minimus exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

If our Operating Partnership is classified as a “publicly-traded partnership” under the Internal Revenue Code, it could be subjected to tax on its income and the amount of potential distributions we make to our stockholders will be less.

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

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for federal income tax purposes.

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

Generally the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this rate. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2013, our healthcare portfolio consisted of eleven properties. Our healthcare properties are leased to operators on a triple net basis. The following table provides summary information regarding our properties:

						Dec. 31,
			Square	Purchase		2013
Property (1)	Location	Date Purchased	Footage	Price	Debt	% Leased

Sheridan Care Center	Sheridan, OR	August 3, 2012	13,912	$4,100,000	$2,785,000	100.0%
Fern Hill Care Center	Portland, OR	August 3, 2012	13,344	4,500,000	2,984,000	100.0%
Farmington Square	Medford, OR	September 14, 2012	32,557	8,500,000	5,768,000	100.0%
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	56,968	15,000,000	10,641,000	100.0%
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	25,082	8,140,000	6,116,000	100.0%
Danby House	Winston-Salem, NC	January 31, 2013	26,703	9,700,000	7,275,000	100.0%
Heritage Woods of Aledo	Aledo, IL	July 2, 2013	49,420	8,625,000	5,850,000	100.0%
The Shelby House	Shelby, NC	October 4, 2013	23,074	4,500,000	3,375,000	100.0%
The Hamlet House	Hamlet, NC	October 4, 2013	34,638	6,500,000	4,830,000	100.0%
The Carteret House	Newport, NC	October 4, 2013	29,570	4,300,000	3,195,000	100.0%
Redding Assisted Living	Redding, CA	December 18, 2013	26,081	3,500,000	—	100.0%
Total:			331,349	$77,365,000	$52,819,000	100.0%

(1)
The above table excludes Sherburne Commons Residences, LLC (“Sherburne Commons”), a variable interest entity (“VIE”) for which we became the primary beneficiary and began consolidating its financial results as of June 30, 2011. As of October 19, 2011, Sherburne Commons was classified as held for sale (See Note 16).

Portfolio Lease Expirations

The following table sets forth lease expiration information for each of the ten years following December 31, 2013:

				Percent of
		Approx.		Total	Percent of
		Amount of	Base Rent	Leasable	Total
	No. of	Expiring	of Expiring	Area	Annual Base
Year Ending	Leases	Leases	Leases	Expiring	Rent Expiring
December 31	Expiring	(Sq. Feet)	(Annual $)	(%)	(%)
2014 - 2021	—	—	$—	0.0%	0.0%
2022	2	89,525	2,891,000	27.0%	31.4%
2023 and later	9	241,826	6,304,000	73.0%	68.6%
	11	331,351	$9,195,000	100.0%	100.0%

Real Estate-Related Investment

As of December 31, 2013 and 2012, we had one investment in a real estate loan receivable, the Sherburne Commons Mortgage Loan:

				Book Value	Book Value
Loan Name				as of	as of
Location of Related	Date		Payment	December 31,	December 31,	Rate	Annual	Maturity
Property or Collateral	Originated	Loan Type	Type	2013	2012	Type	Interest Rate	Date
Sherburne Commons Mortgage Loan Nantucket, MA	12/14/2009	1st Mortgage	Interest Only	$—	$—	Fixed	8.0%	1/1/2015

Due to the borrower suspending their interest payments in the 1st quarter of 2011, we issued them a notice of default on June 30, 2011. By issuing them a notice of default, we became the primary beneficiary of the borrower and the borrower a VIE to us as a result of our enhanced ability to direct the activities of the VIE. A primary beneficiary of a VIE is required to consolidate the operations of the VIE. Consequently, we have consolidated the operations of the VIE as of June 30, 2011, and accordingly eliminated the note receivable in consolidation (See Notes 9 and 10 to the accompanying Notes to Consolidated Financial Statements).

As of October 19, 2011, the Sherburne Commons property was reclassified to real estate held for sale. Consequently, the related assets and liabilities of the property are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale on our consolidated balance sheets. Operating results for the property have been reclassified to discontinued operations on our consolidated statements of operations for all periods presented (See Notes 10 and 16 to the accompanying Notes to Consolidated Financial Statements).

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims, or disputes. As of the date of this report, we are not a party to any material pending legal proceedings.

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

On December 31, 2013 the estimated common stock per-share value is $2.09 per share, adjusted from the previous estimated common stock per-share value of $2.10 established on December 31, 2012. The estimated value per share was based upon the recommendation and valuation of our Advisor, based on the methodologies and assumptions described further below. The estimated per-share value determined below neither represents the fair value according to U.S. generally accepted accounting principles (“GAAP”) of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets. As of the date of this filing, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.

 As with any valuation methodology, our methodology is based on a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per-share amount. Accordingly, with respect to our estimated per-share value, we can provide no assurance that:

⋅	a stockholder would be able to realize this estimated value per share upon attempting to resell his or her shares;
⋅
we would be able to achieve, for our stockholders, the estimated value per share, upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company;

⋅	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or
⋅	the estimated share value, or the methodologies relied upon to estimate the share value, will be found by any regulatory authority to comply with FINRA, ERISA, or any other regulatory requirements.

Our estimated per-share value was calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the estimated fair value of our liabilities, and dividing the total by the number of our common shares outstanding as of December 31, 2013. Our estimated per-share value is the same as our net asset value. Our estimated per-share value does not reflect “enterprise value,” which may include a premium for the portfolio or the potential increase in our share value if we were to list our shares on a national securities exchange. Our estimated per-share value also does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange.

The following is a summary of the valuation methodologies used:

Investments in Real Estate and Variable Interest Entity Held for Sale. For purposes of calculating an estimated value per share, we or our lenders engaged third-party real estate valuation firms at various dates throughout 2013 to value the healthcare properties. The independent appraisers’ analyses, opinions, and conclusions were developed in conformity with the Code of Professional Ethics and the Standards of Professional Appraisal Practice of the Appraisal Institute and in conformity with the Uniform Standards of Professional Appraisal Practice. Based upon our knowledge of our properties, operations and condition we determined that the value of our assets had not changed materially between the dates of appraisal and December 31, 2013. Each of our real estate assets was appraised individually.

For our variable interest entity held for sale, we used management’s internal valuation based upon market comparable properties and valuation metrics for the property, less estimated selling costs, to derive an estimate of fair value.

Our Board of Directors also considered the qualifications of the Advisor, including its professional staff, and determined that the Advisor possesses the experience and professional competence necessary to be relied upon as an expert with respect to the valuation of the Company’s assets and liabilities and the shares of our common stock. Our Board of Directors reviewed the report prepared by our Advisor which recommended an estimated per-share value, and considering all information provided in light of its own knowledge regarding our assets and unanimously agreed upon an estimated value of $2.09 per share, which is consistent with the recommendations of our Advisor and the independent appraisers’ appraisals.

Notes Payable. Our Advisor estimated the value of our notes payable using a discounted cash flow analysis. The cash flows were based on the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 3.35 years, was 5.25%.

We believe that the assumptions employed in estimating the fair value of our notes payable are reasonable and reflect the terms currently available on similar borrowing arrangements to borrowers with credit profiles similar to ours. However, a change in the assumptions would impact the fair value of our notes payable. For example, assuming all other factors remain unchanged, a change in the assumed weighted-average discount rate of 1.00% would yield a change in our net asset value of approximately $0.06 per share.

Other Assets and Liabilities. The carrying values of our other assets and liabilities are considered to be equal to fair value due to their short maturities. Certain balances, including straight-line rent related assets and liabilities, have been eliminated for the purpose of the valuation due to the fact that the value of those balances have no value or decrement to the assets going forward.

Our estimated per-share value was calculated as follows:

December 2013
Investments in real estate and variable interest entity	$3.61
Notes payable	(2.29)
Other assets and liabilities, net	0.77
Estimated net asset value per-share value	$2.09
Estimated enterprise value premium	None assumed
Estimated liquidity discount	None assumed
Total estimated per-share value	$2.09

Furthermore, the estimated value of our shares was calculated as of December 31, 2013. The value of our shares will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties within our portfolio. We are not required to update the estimated value per share more frequently than every eighteen months. We expect that any future estimates of the value of our properties will be performed by our Advisor; however, our board of directors may direct our Advisor to engage one or more independent, third-party valuation firms in connection with such estimates.

Stock Repurchase Program

On November 23, 2010, our Board of Directors approved an amendment to suspend redemptions under the program effective December 31, 2010. We can make no assurances as to when and on what terms our redemptions will resume. The share redemption program may be amended, resumed, suspended again, or terminated at any time based in part on our cash and debt position.

During the year ended December 31, 2013, we have received requests to redeem 13,587 shares. During the year months ended December 31, 2012, we have received requests to redeem 38,296 shares. However, due to the current suspension of the stock repurchase program, we were not able to fulfill any of these requests.

Stockholders

As of March 31, 2014, we had approximately 23.0 million shares of common stock outstanding held by 4,978 stockholders of record.

Distributions

In order to qualify for tax treatment as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income. We adopted a distribution reinvestment plan that allows our stockholders to have their distributions invested in additional shares of our common stock and have registered 21,100,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share. As of December 31, 2013 and 2012, approximately 2.3 million shares had been issued under the distribution reinvestment plan. Effective December 14, 2010, our board of directors suspended the distribution reinvestment plan indefinitely. As a result, distributions for the six months of 2011 were paid entirely in cash and suspended after June 2011. We cannot provide any assurance as to if or when we will resume our distribution reinvestment plan.

The declaration, rate, frequency and amount of distributions are at the discretion of our board of directors and will depend on numerous factors including, but not limited to, our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant. Our board determined, based on the financial condition of the Company, to suspend the declaration of further distributions.

From our inception in October 2004 through December 31, 2013, we declared aggregate distributions of $32.8 million. Our cumulative net loss applicable to common stockholders and cumulative net cash used in operating activities during the same period were $77.1 million and $3.7 million, respectively.

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

NAREIT issued in early 2013 updated reporting guidance that directs companies, for their computation of NAREIT FFO, to exclude impairments of depreciable real estate when write-downs are driven by measurable decreases in the fair value of real estate holdings. Previously, the Company’s calculation of FFO (consistent with NAREIT’s previous guidance) did not exclude impairments of, or related to, depreciable real estate.

Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, impairments and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance. Factors that impact FFO include start-up costs, fixed costs, delays in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. Therefore, we use modified funds from operations (“MFFO”), which excludes from FFO real estate acquisition costs, amortization of above- or below-market rents, and non-cash amounts related to straight-line rents to further evaluate our operating performance. We compute MFFO in accordance with the definition suggested by the Investment Program Association (the “IPA”), the trade association for direct investment programs (including non-listed REITs). However, certain adjustments included in the IPA’s definition are not applicable to us and are therefore not included in the foregoing definition.

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

⋅
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

⋅
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

⋅
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

The following is reconciliation from net loss applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP to FFO and MFFO for each of the last two years:

	Year Ended December 31
	2013	2012
Net loss applicable to common shares	$(890,000)	$(7,458,000)

Adjustments:
Depreciation and amortization of real estate assets:
Continuing operations	2,340,000	474,000
Discontinued operations	506,000	1,519,000
Gain on sales of real estate, net	(5,967,000)	—
Impairment of real estate assets:
Continuing operations	—	—
Discontinued operations	3,368,000	2,077,000
Noncontrolling interests’ share in losses	(980,000)	(1,076,000)
Noncontrolling interests’ share in FFO	1,011,000	1,061,000

Funds used in operations (FFO) applicable to common shares	$(612,000)	$(3,403,000)

Adjustments:
Real estate acquisition costs	$522,000	$947,000
Amortization of (below-) above-market rents	10,000	(28,000)
Straight-line rents	(669,000)	(323,000)
Reserve for excess advisor obligation	(125,000)	863,000
Amortization of deferred financing costs	166,000	162,000
Impairment of notes receivable	—	—

Modified funds used in operations (MFFO) applicable to common shares	$(708,000)	$(1,782,000)

Weighted-average number of common shares outstanding – basic and diluted	23,028,285	23,028,285

FFO per weighted average common shares	$(0.03)	$(0.15)
MFFO per weighted average common shares	$(0.03)	$(0.08)

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

ITEM 6. SELECTED FINANCIAL DATA

The following should be read with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. The consolidated balance sheet data and the consolidated statements of operations data for the years ended December 31, 2013 and 2012 have been derived from the Company’s historical audited consolidated financial statements. The consolidated balance sheet data and the consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 have been derived from the Company’s historical consolidated financial statements adjusted for the impact of subsequent accounting changes requiring retrospective application, if any.

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$96,003,000	$93,992,000	$70,124,000	$138,997,000	$157,252,000
Notes payable	$52,819,000	$50,294,000	$21,070,000	$26,604,000	$38,884,000
Total equity	$37,462,000	$38,757,000	$45,626,000	$100,970,000	$115,155,000

	Years Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Total revenues	$6,736,000	$1,339,000	$416,000	$1,389,000	$1,308,000
Loss from continuing operations	$(3,379,000)	$(5,986,000)	$(5,369,000)	$(2,542,000)	$(7,516,000)
(Loss) income from discontinued operations	$1,509,000	$(2,548,000)	$(48,684,000)	$(591,000)	$(595,000)
Net loss applicable to common shares	$(890,000)	$(7,458,000)	$(52,058,000)	$(3,131,000)	$(8,103,000)

Basic and diluted (losses) earnings per common share(1)
Continuing operations	$(0.15)	$(0.26)	$(0.23)	$(0.11)	$(0.33)
Discontinued operations	$0.11	$(0.07)	$(2.03)	$(0.03)	$0.03
Net loss applicable to common shares	$(0.04)	$(0.33)	$(2.26)	$(0.14)	$(0.36)

Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(1,947,000)	$(6,435,000)	$(1,669,000)	$2,302,000	$2,888,000
Net cash (used in) provided by investing activities	$8,864,000	$(40,327,000)	$34,006,000	$(3,740,000)	$(10,708,000)
Net cash (used in) provided by financing activities	$2,678,000	$30,346,000	$(16,868,000)	$(15,221,000)	$212,000

Other Data:
Distributions declared	$—	$—	$914,000	$10,211,000	$10,644,000
Distributions declared per common share	$—	$—	$0.04	$0.45	$0.48

Weighted-average number of common shares outstanding – basic and diluted(1)	23,028,285	23,028,285	23,031,830	22,921,142	21,806,219

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

Overview

Market Outlook — Real Estate and Real Estate Finance Markets

Despite an increase of new home construction and positive gains in the stock markets in 2013, the U.S. economic recovery has been tepid. Nationally, housing prices are below pre-recession levels, many homeowners continue to be underwater, unemployment continues to be high and the U.S. government continues to deficit spend. The difficulty of accessing capital previously experienced has subsided, but concern about credit risk, the sluggishness of the U.S. economy and the impact of any economic problems in emerging markets on our and the global economy continues.

However, senior housing remained resilient during the economic recession. Some of the largest REITs in the U.S. are health care REITs. Senior housing and care market carries an approximate value of $270 billion and growing. Throughout the U.S., there are just over 22,000 Independent Living, Assisted Living and Skilled Nursing facilities.

Throughout the economic recession, senior housing occupancy held up well when compared to Apartment, Office, Retail, Industrial and Hotels. Key demand drivers for senior housing include the strengthening demographics which include the growing number of baby boomers, a better understanding and acceptance of residents and senior housing as an alternative, more and more potential residents can afford senior housing and have more affluence. Residents are living longer and have better healthcare insurance. Fewer family care givers are available and residents have fewer alternatives. It is forecasted that demographics will remain strong for decades.

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

In general, with experienced, quality operators mitigating risks associated with senior housing, the senior housing market has a strong outlook for market fundamentals and is projected to provide solid and relatively stable returns.

Results of Operations

In 2013 we completed phase one of our transition strategy - disposing of the industrial real estate. The second phase of our transition strategy - acquiring the healthcare real estate assets commenced mid-2012 and will continue going forward. The third phase of our transition strategy – will be to grow the Company primarily by attracting and securing third party equity. We started 2013 owning nine industrial properties and five healthcare properties. However, during the year, we sold the remaining industrial properties as follows: Western and Carter in January for $17.6 million and $1.7 million, respectively, Marathon in June for $2.1 million, Santa Fe in July for $1.7 million, two of four Shoemaker buildings for $1.1 million, the Orlando Small Bay (“OSB”) portfolio, consisting of Carter, Goldenrod, Hanging Moss and Monroe in September for $24.0 million and the two remaining Shoemaker buildings in the fourth quarter for $1.1 million in the aggregate. The proceeds were used to pay-off industrial debt and acquire the following healthcare properties - Danby House in January for $9.7 million, Aledo in July for $8.6 million, North Carolina in October for $15.3 million and Kirkwood in December for $3.5 million. Since we completed our transition to owning healthcare properties and sold all remaining industrial properties, the manner in which we report our operations has changed – healthcare operations will be reported as continuing operations while all industrial operations have been reclassified and reported as held for sale on our balance sheet and discontinued operations on our statement of operations for all periods presented.

In 2012 we owned nine industrial properties for the full year and acquired five healthcare properties in the second half of 2012. In 2013, we purchased six healthcare properties. Accordingly, the results of our operations for the years ended December 31, 2013 and 2012 have fluctuated as a result of property acquisitions and dispositions.

In May 2008, we loaned $8.75 million at a rate of 10% per year to two real estate operating companies, Servant Investments, LLC and Servant Healthcare Investments, LLC (collectively, “Servant”). Servant was an advisor to an affiliate of the managing member of our Advisor and the loans were scheduled to mature on May 19, 2013. Quarterly we evaluate the collectability of our notes receivable which involves judgment, estimates and a review of the underlying collateral and borrower’s business models and future cash flows from operations. In the third quarter of 2009, we concluded that the collectability of the Servant Investments, LLC (“Servant Investments”) note could not be reasonably assured and, therefore, we reserved the $4.6 million note balance and began to recognize interest income on the reserved loan on a cash basis. In the second quarter of 2011, after evaluating the expected effects of changes in the borrower’s business prospects, including the uncertainty surrounding Servant’s realization of the fees pursuant to the sub-advisory agreement, we concluded that it was probable that the Company would be unable to collect all amounts due according to the terms of the Servant Healthcare, LLC (“Servant Healthcare”) note and consequently, we recorded a note receivable impairment of $1.7 million against the balance of that note.

In December 2011, the notes receivable were restructured to provide for the settlement of the notes in the amount of $2.5 million, $1.5 million of which was received from the borrower in December 2011. The remaining $1.0 million was payable pursuant to a promissory note providing for interest at a fixed rate of 5.00% per annum. Interest payments are due monthly and have been paid timely. A principal payment of $0.7 million, plus any accrued and unpaid interest, was paid on December 22, 2013 and the remaining balance of $0.3 million, plus any accrued and unpaid interest, is due on December 22, 2014. For the twelve months ended December 31, 2013 and 2012, the note receivable was recorded at its present value of $0.2 million and $0.9 million, respectively.

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

During 2013 and 2012, we owned healthcare and industrial real estate properties which represents two reportable business segments for management and internal financial reporting purposes. This represents two segments for which separate financial information is available and for which operating results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. However, since all of our industrial properties were all sold by the end of 2013, the industrial operations will be now reported as Discontinued Operations for all periods presented.

On March 17, 2014, we delivered written notice to the Advisor terminating the Advisory Agreement effective May 16, 2014. We are currently working with our Advisor to develop an orderly transition. On March 27, 2014, we received a letter from a law firm purporting to represent the Advisor and certain of its affiliates which made assertions against the Company, its directors and officers. Based upon our examination of these assertions, we believe that these assertions are without merit, and to the extent the Advisor files any formal claims, they will be vigorously defended by the Company.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Years Ended
	December 31,
	2013	2012	$ Change	% Change
Rental revenues, tenant reimbursements & other income	$6,686,000	$1,287,000	$5,399,000	419.5%

Property operating expenses	(766,000)	(97,000)	(669,000)	689.7%
Net operating income (1)	5,920,000	1,190,000	4,730,000	397.5%
Interest income from notes receivable	50,000	52,000	(2,000)	(3.8)%
General and administrative	(3,352,000)	(3,564,000)	212,000	(5.9)%
Asset management fees and expenses	(1.080,000)	(971,000)	(109,000)	11.2%
Real estate acquisition costs	(522,000)	(947,000)	425,000	(44.9)%
Recovery of (reserve for) excess advisor obligation	125,000	(863,000)	988,000	(114.5)%
Depreciation and amortization	(2,340,000)	(474,000)	(1,866,000)	393.7%
Impairment of notes receivable	—	—	—	—%
Impairment of real estate	—	—	—	—%
Interest and other expense and income, net	(2,180,000)	(409,000)	(1,771,000)	433.0%
Loss from continuing operations	(3,379,000)	(5,986,000)	2,607,000	(43.6)%
Income (loss) from discontinued operations	1,509,000	(2,548,000)	4,057,000	(159.2)%
Net loss	(1,870,000)	(8,534,000)	6,664,000	(78.1)%
Noncontrolling interests’ share in losses	980,000	1,076,000	(96,000)	(8.9)%
Net loss applicable to common shares	$(890,000)	$(7,458,000)	$6,568,000	(88.1)%

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

Total rental revenue for our healthcare properties includes rental revenues and tenant paid and/or reimbursements for property taxes and insurance. Property operating and maintenance expenses include insurance, property taxes and other operating expenses. Net operating income increased to approximately $5.9 million for the year ended December 31, 2013 from $1.2 million for the year ended December 31, 2012 primarily due to the 2013 healthcare acquisitions and owning the 2012 acquisitions for a full year.

Interest income from notes receivable were comparable for the years ended December 31, 2013 and December 31, 2012.

General and administrative expense was $3.4 million for the year ended December 31, 2013 and $3.6 million for the year ended December 31, 2012. The decrease was primarily due to decreases in legal fees of $0.2 million, professional fees of $0.1 million offset by higher audit and tax fees of $0.1 million.

Asset management fees were $1.1 million for the year ended December 31, 2013 and $1.0 million for December 31, 2012. The higher asset management fees were due to the healthcare acquisitions of Winston-Salem, Aledo, Shelby, Hamlet, Carteret and Redding and a full year of fees on the 2012 acquisitions offset by the sale of our industrial properties in 2013.

Real estate acquisition costs decreased to $0.5 million for the year ended December 31, 2013 from $0.9 million for the year ended December 31, 2012. The decrease is primarily due to the capitalization of costs paid to third party entities to real estate properties in 2013 accounted for as asset purchases.

Depreciation and amortization increased to approximately $2.3 million for the year ended December 31, 2013 from approximately $0.5 million for the year ended December 31, 2012, primarily due to the owning of the 2012 acquisitions for a full year combined with 2013 acquisition Winston-Salem, Aledo, Shelby, Hamlet, Carteret and Redding.

Reserve for excess advisor obligation represents organizational and offering costs incurred in excess of 3.5% limitation of the gross proceeds from our follow-on offering which terminated on June 10, 2012 (See Note 13 to the accompanying Notes to Consolidated Financial Statements). Our Advisory Agreement provides that the Advisor will reimburse any excess costs that were paid by us. In 2012, we recorded a receivable for the excess of $1.0 million which we fully reserved for based on our evaluation of the Advisor’s ability to repay at that time. At December 31, 2012, we reduced our reserve by $0.1 million as it became evident that we would collect this in early 2013. The 2013 credit of $0.1 million represents the additional amount collected in 2013 from the Advisor which is recognized as collected.

Interest expense increased to $2.2 million for the year ended December 31, 2013 from $0.4 million for the year ended December 31, 2012. The increase is primarily due to the higher financing costs and interest rates incurred in 2013 related to our healthcare properties acquired in 2012 and 2013.

The loss from discontinued operations represents the results of operations for properties that were held for sale or sold in 2013 including the Western, Marathon, Santa Fe, OSB portfolio and Shoemaker properties. Additionally, all prior periods presented for these properties were reclassified to discontinued operations for presentation purposes. Income from discontinued operations was $1.5 million for the year ended December 31, 2013 compared to a loss from discontinued operations of $2.5 million for the year ended December 31, 2012. The net change is primarily due to the net gain on sale of Western, Marathon, Santa Fe, OSB properties and Shoemaker.

Liquidity and Capital Resources

We are currently not offering our shares of common stock for sale. Going forward, we expect our primary sources of cash to be rental revenues, tenant reimbursements, joint venture equity and refinancing of existing debt. In addition, we may increase cash through the sale of additional properties or borrowing against currently-owned properties. For the foreseeable future, we expect our primary uses of cash to be for the repayment of principal on notes payable, funding future acquisitions, operating expenses, interest expense on outstanding indebtedness, advances to our VIE to fund operating shortfalls, and, possibly, cash distributions. Operating revenues are roughly expected to meet over the next twelve months. If any shortfall occurs, we plan to fund from available cash and property refinancing.

As of December 31, 2013, we had approximately $10.5 million in cash and cash equivalents on hand. Our liquidity will increase if cash from operations exceeds expenses, additional shares are offered, we receive net proceeds from the sale of whole or partial interest in a property or if refinancing results in excess loan proceeds and decrease as proceeds are expended in connection with the acquisitions, operation of properties and advances to our VIE held for sale. Based on current conditions, we believe that we have sufficient capital resources for the next twelve months.

Credit Facilities and Loan Agreements

As of December 31, 2013, we had debt obligations of approximately $52.8 million. The outstanding balance by loan agreement is as follows:
•	The PrivateBank and Trust Company – approximately $7.3 million maturing January 2016,
•	The PrivateBank and Trust Company – approximately $11.4 million maturing October 2016,
•	GE Capital – approximately $28.3 million maturing September 2017, and
•	GE Capital – approximately $5.9 million maturing July 2018

Short-Term Liquidity Requirements

In addition to the capital requirements for recurring capital expenditures, we may incur expenditures for future healthcare acquisitions and/or renovations of our existing properties, such as increasing the size of the properties by developing additional rentable square feet and/or making the space more appealing.

As of December 31, 2013, all the industrial properties have been sold and we continue to hold Sherburne Commons, Nantucket, as held for sale. We continue to pursue options for repaying and/or refinancing debt obligations, including our asset sales. Our Advisor has informed us that they believe that conditions may be acceptable to raise money through joint venture arrangements although there can be no assurances that any such transactions will have terms acceptable to us or will be consummated.

In recent years, financial markets have experienced unusual volatility and uncertainty and liquidity has tightened in all financial markets, including the debt and equity markets. Our ability to repay or refinance debt could be adversely affected by an inability to secure financing at reasonable terms, if at all.

Beginning May 16, 2014, the Company will self-manage its management functions. We believe that on an intermediate to long-term basis, becoming a self-managed REIT will create numerous opportunities for cost savings as compared to the overhead reimbursement and fee structure under the current Advisory Agreement. However we will likely incur incremental costs in the short term as a result of the transition.

Distributions

Effective June 2011, the board of directors suspended the declaration of further distributions. No distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on numerous factors, including operating results and cash flow.

Organization and offering costs

Please see Note 13 to the accompanying Notes to Consolidated Financial Statements for detail discussion of organization and offering costs.

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

 Other Liquidity Needs

Property Acquisitions

Our ability to purchase properties over the next twelve months is partially dependent on our ability to raise additional equity capital. We expect to deploy the majority of the cash on hand at December 31, 2013 to purchase additional properties during the next 12 months.

Debt Service Requirements

Please refer to Note 14 to the accompanying Consolidated Financial Statements for a detailed discussion of our debt.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Inflation

Although the real estate market has not been affected significantly by inflation in recent years, we expect that the contractual rent escalations in the healthcare triple-net leases will protect us to some extent from the impact of inflation. Our ongoing ability to include provisions in the leases that protect us against inflation is subject to competitive conditions that vary from market to market.

Subsequent Events

Please refer to Note 18 to the accompanying Consolidated Financial Statements for a detailed discussion of our subsequent events.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to real estate purchase price allocation, evaluation of possible impairment of real property assets, revenue recognition and valuation of receivables, income taxes, notes receivable and uncertain tax positions. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in materially adverse ways, and those estimates could be different under different assumptions or conditions. Our significant accounting policies are described in more detail in Note 3 to the Consolidated Financial Statements.

Investments in Real Estate

Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, site improvements, furniture and fixtures and intangible lease assets or liabilities, including in-place leases, above-market and below-market leases. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. Depreciation of our assets is being charged to expense on a straight-line basis over the assets’ estimated useful lives. We depreciate the fair value allocated to building and improvements over estimated useful lives ranging from 15 to 39 years.

We estimate the value of furniture and fixtures based on the assets’ depreciated replacement cost. We depreciate the fair value allocated to furniture and fixtures over estimated useful lives ranging from three to six years.

In-place lease values are calculated based on management’s evaluation of the specific characteristics of each tenant’s lease. In-place leases are amortized over the initial terms of the respective leases.

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

The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held and used, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails that test, the asset’s carrying value is compared to the estimated fair value from a market participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings. While we recorded no impairment charges as of December 31, 2013 for properties held and used, we performed Step 1 tests on three of our properties. None of these properties required a Step 2 test. Valuation methodologies, particularly those relying on cash flow estimates, are sensitive to inputs and can subject such impairment analyses to variability.

In the first quarter of 2012, we recorded a $1.1 million impairment related to Nantucket Acquisition, LLC, as a result of receiving an offer to purchase the property that was less than the property’s carrying value.

In the fourth quarter of 2012, we recorded a $0.9 million impairment loss related to the Carter Commerce Center based on the contractual sales price that was less than the property’s carrying value.

In the second quarter of 2013, we recorded a $3.4 million impairment related to the Orlando Small Bay portfolio as a result of receiving an offer to purchase the property for less than its book value.

The following table illustrates, by property, the impairment charge recorded to impairment of real estate and included in discontinued operations for the years ended December 31:

Property	2013	2012

Carter Commerce Center	$—	$937,000
Goldenrod Commerce Center	657,000	—
Hanging Moss Commerce Center	1,034,000	—
Monroe Commerce Centers	1,677,000	—
Nantucket Acquisition LLC		1,140,000
	$3,368,000	$2,077,000

An assessment as to whether our investments in real estate are impaired is highly subjective. Impairment calculations, which can be based on discounted cash flow analyses, involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property at the point in time when a valuation analysis is performed. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

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

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, notes receivable, receivable from related parties, tenant and other receivables, other assets, deferred costs and deposits, deferred financing costs, accounts payable and accrued liabilities, payable to related parties, prepaid rent, security deposits and deferred revenue and loans payable. With the exception of notes receivable, note receivable from related party and notes payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of December 31, 2013 and December 31, 2012, the fair value of notes receivable was $0.3 million and $1.0 million, compared to the carrying value of $0.2 million and $0.9 million, respectively. The fair value of notes receivable is estimated by discounting the expected cash flows at current market rates at which management believes similar loans would be made. In December 2011, the Servant Investments and the Servant Healthcare notes receivable were restructured to provide for the settlement of the notes in the amount of $2.5 million, $1.5 million of which was received from the borrower in December 2011. The remaining $1.0 million is payable pursuant to a promissory note of Servant Healthcare which provides for interest at a fixed rate of 5.00% per annum. A principal payment of $0.7 million, plus accrued interest, was paid on December 22, 2013 and the remaining balance of $0.3 million, plus any accrued and unpaid interest, is due on December 22, 2014. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of December 31, 2013 and December 31, 2012, the fair value of notes payable was $52.9 million and $51.0 million, compared to the carrying value of $52.8 million and $50.3 million, respectively. The carrying values noted above include notes payable classified on our consolidated balance sheets as liabilities associated with real estate held for sale totaling $0 and $21.8 million as of December 31, 2013 and December 31, 2012, respectively. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes payable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, including properties classified as held for sale, we were required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs for assets held for sale, as of December 31, 2013 (see Note 4 to the accompanying Notes to Consolidated Financial Statements).

There were no assets measured at fair value on a nonrecurring basis during the year ended December 31, 2013.

The following table summarizes the assets measured at fair value on a nonrecurring basis during the year ended December 31, 2012:

Quoted
Prices
		in Active			Total
		Markets	Significant		Losses
		for	Other	Significant	for the
	Total Fair	Identical	Observable	Unobservable	Year
	Value	Assets	Inputs	Inputs	Ended
	Measurement	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Assets held for sale	$1,612,000	$1,612,000	$—	$—	$(937,000)
Variable interest entity held for sale	$3,760,000	$—	$3,760,000	$—	$(1,140,000)

The investments in real estate measured at fair value less estimated selling costs was deemed to be a level one asset as its fair value was derived from an offer for the property for which a purchase and sale agreement had been executed.

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

At December 31, 2013 and December 31, 2012, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

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

Income Taxes

We have elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT, beginning with our taxable year ended December 31, 2006, and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT in subsequent tax years for federal income tax purposes. All of the distributions declared during 2011 and 2010, respectively, represented a return of capital for federal income tax purposes. No distributions were declared or paid in 2013 or 2012.

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

Notes Receivable

On a quarterly basis, we evaluate the collectability of our notes receivable. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and the borrower’s business models and future prospects. During the years ended December 31, 2013 and 2012, we recorded no impairment charges related to the notes receivable respectively.

Note Receivable from Related Party

On a quarterly basis, we evaluate the collectability of our note receivable from related party. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows. For the years ended December 31, 2013 and 2012, we recorded no impairment on the note receivable from related party.

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

Purchase Options
As of December 31, 2013, the Company has a property with a book value of approximately $8.1 million that is subject to a purchase option that becomes exercisable during 2014. The option provides the option holder with the right to purchase the property at increasing exercise price intervals based on elapsed time. The option expires August 13, 2022.

New Accounting Pronouncements

Please see Note 3 to the accompanying Notes to Consolidated Financial Statements.

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

We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed-rate debt or fixed-rate notes receivable unless such instruments mature or are otherwise terminated and/or need to be refinanced. However, interest rate changes will affect the fair value of our fixed-rate instruments. Conversely, changes in interest rates on variable-rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments.

As of December 31, 2013, we had borrowed approximately $52.8 million under variable-rate loan agreements. An increase in the variable interest rate on these loan agreements constitute a market risk as a change in rates would increase or decrease interest expense incurred and therefore cash flows available for distribution to stockholders. Based on the debt outstanding as of December 31, 2013, a one percent (1%) change in interest rates related to the variable-rate debt would result in a change in interest expense of approximately $528,000 per year, or approximately $0.02 per common share on a basic and diluted basis.

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

Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that we maintained effective internal control over financial reporting as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC no later than April 30, 2014.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC no later than April 30, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC no later than April 30, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC no later than April 30, 2014.

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

Our board of directors has begun diversifying our investment objectives to include investing in healthcare-related asset types. In connection with such acquisitions, the board of directors has approved the acquisition of assets with long-term financing in order to leverage the capital available to us and increase our assets under management to enable better diversification.

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

We began accepting subscriptions in our current follow-on public offering on June 10, 2009, pursuant to which we are offering up to 56,250,000 shares of common stock at $8.00 per share in a primary offering. We also offered up to 21,100,000 shares of common stock under our dividend reinvestment plan at a purchase price equal to the higher of $7.60 per share or 95% of the fair market value of a share of our common stock. Effective November 23, 2010, our board of directors determined to discontinue making or accepting offers to purchase shares of stock in our follow-on offering while the board evaluates strategic alternatives to maximize stockholder value. As of December 31, 2013, we had raised approximately $3.4 million of gross proceeds from the sale of approximately 0.4 million shares of our common stock in our secondary offering, other than shares issued under the distribution reinvestment plan. Given our current strategic focus on repositioning the portfolio into healthcare properties and on operational efficiency and reducing overall advisory fees and expenses, and the significant near-term costs that would be associated with organization and offering activities related to re-launching our follow-on offering, we currently believe that it is in the best interests of the Company for the follow-on offering to remain suspended at present.

Acquisition and Investment Policies. We have historically focused on acquiring investment-grade real estate including multi-tenant industrial properties that were: (i) owned and operated on an all-cash basis with no permanent financing; (ii) high-quality, existing, and currently producing income; (iii) leased to a diversified tenant base; and (iii) leased with overall shorter-term operating type leases, allowing for annual rental increases and greater potential for capital growth. In addition, in 2012, we commenced a repositioning strategy and have acquired healthcare-related assets that are: (i) operated by high-quality and experienced operators; (ii) high-quality, existing, and currently producing income; and (iii) owned with limited, long-term leverage. We have the ability to invest in any type of real estate investment that we believe to be in the best interests of our stockholders, including other real estate funds or REITs, mortgage funds, mortgage loans and sale leasebacks. We do not currently believe that any further significant change to our current acquisition and investment policies would be in the best interests of our stockholders.

Borrowing Policies. With the objective of increasing income, we have acquired with short-term borrowing which we plan to refinance with favorable long-term debt financing to increase the amount of capital available to us and to achieve greater property diversification than is currently possible with an all-cash strategy. We may incur indebtedness for working capital requirements, tenant improvements, capital improvements, and leasing commissions and to make distributions, including but not limited to those necessary in order to maintain our qualification as a REIT for federal income tax purposes. We will endeavor to borrow funds on an unsecured basis but we may secure indebtedness with some or all of our properties if a majority of our independent directors determine that it is in the best interests of the Company and our stockholders. We may also acquire properties encumbered with existing financing which cannot be immediately repaid. We may invest in joint venture entities that borrow funds or issue senior equity securities to acquire properties, in which case our equity interest in the joint venture would be junior to the rights of the lender or preferred stockholders. In some cases, our advisor may control the joint venture. Our charter limits our borrowings to the equivalent of 75% of our cost, before deducting depreciation or other non-cash reserves, of all our assets unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report with an explanation from our independent directors of the justification for the excess borrowing. We did not exceed our charter limitation on borrowing during any quarter of 2013. We believe our current borrowing policies are in the best interests of our stockholders because they offer a higher level of safety and stability for our stockholders than would more aggressive borrowing policies.

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

For the trailing four-fiscal-quarter period ended December 31, 2013, our total operating expenses exceeded the greater of 2% of our average invested assets or 25% of our net income. We incurred operating expenses of approximately $4.3 million and incurred an Excess Amount of approximately $2.2 million. Our board of directors, including a majority of our independent directors, has determined that this Excess Amount is justified as unusual and non-recurring because of our small size (for a public reporting company) and the costs of repositioning our real estate investments. Notwithstanding such justification and as a condition to such justification, the Advisor has agreed that the Excess Amount for the four-fiscal-quarter period ended December 31, 2013 shall be carried over and included in total operating expenses in subsequent periods for purposes of the 2%/25% Test. The board of directors will continue to monitor the appropriateness of the expenses and the Advisors’s fees and consider options to reduce the Company’s expense structure.

Liquidation or Listing Policy. As we are in the midst of our asset repositioning strategy, we believe it is in the best interest of our stockholders not to list our common shares on a national exchange at this time. First, we believe it is more cost effective to remain unlisted at this point given our equity capitalization than to operate as a listed company. Second, our shares are offered as a long-term investment. We believe that the ability to provide our stockholders with liquidity in the near-term is outweighed by the potential long-term benefits of implementing the current business plan and gradually repositioning the portfolio into higher income-producing properties. In making the decision of whether to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for stockholders.

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

Certain Transactions with Related Persons

The Independent Directors Committee has reviewed the material transactions between our affiliates and us since the beginning of 2013, all of which were approved in advance in accordance with our policy described above, and the terms of which will be disclosed in the Proxy Statement relating to our 2014 Annual Meeting of Stockholders under the heading “Certain Transactions with Related Persons.” Based upon our review of these transactions and of the fees paid to affiliates of the Company since the beginning of 2013, we believe that all of the transactions have been fair and reasonable to the Company and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

March 31, 2014	The Independent Directors Committee of the Board of Directors
Daniel Johnson (Chairman) and Paul Danchik

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC no later than April 30, 2014.

PART IV

ITEM 15. EXHIBITS

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm (BDO USA, LLP)
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Equity for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013 and 2012

(2) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Summit Healthcare REIT, Inc.

We have audited the accompanying consolidated balance sheet of Summit Healthcare REIT, Inc. (formerly known as Cornerstone Core Properties REIT, Inc.) and subsidiaries (the “Company”) as of December 31, 2013 and the related consolidated statements of operations, equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Summit Healthcare REIT, Inc. and subsidiaries as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2012 consolidated financial statements to retrospectively apply the adjustments related to assets held for sale and discontinued operations, as described in Note 16. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2012 consolidated financial statements of the Company other than with respect to these adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2012 consolidated financial statements taken as a whole.

/s/ BDO USA, LLP

Costa Mesa, California
March 31, 2014

F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Summit Healthcare REIT, Inc.

We have audited, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 16 to the consolidated financial statements, the consolidated balance sheet of Summit Healthcare REIT, Inc. and subsidiaries (the "Company") as of December 31, 2012, and the related consolidated statements of operations, equity, and cash flows for the year then ended (the 2012 consolidated financial statements before the effects of the retrospective adjustments discussed in Note 16 to the consolidated financial statements are not presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2012 consolidated financial statements, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 16 to the consolidated financial statements, present fairly, in all material respects, the financial position of Summit Healthcare REIT, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations discussed in Note 16 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 29, 2013

F3

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$10,538,000	$999,000
Real estate properties (certain assets held in variable interest entity See Note 5):
Land	6,502,000	4,521,000
Buildings and improvements, net	52,749,000	23,093,000
Furniture and fixtures, net	5,454,000	2,750,000
Intangible lease assets, net	3,823,000	2,650,000
Certificate of need (license)	6,786,000	6,786,000
Real estate properties, net	75,314,000	39,800,000
Notes receivable	208,000	908,000
Deferred costs and deposits	114,000	—
Deferred financing costs, net	1,023,000	690,000
Receivable from related parties	—	7,000
Tenant and other receivables, net	1,173,000	512,000
Restricted cash	646,000	325,000
Deferred leasing commission, net	2,389,000	1,340,000
Other assets, net	299,000	296,000
Real estate held for sale, net	—	42,963,000
Non-real estate assets associated with real estate held for sale	—	1,888,000
Assets of variable interest entity held for sale	4,299,000	4,264,000
Total assets	$96,003,000	$93,992,000

LIABILITIES AND STOCKHOLDERS EQUITY
Accounts payable and accrued liabilities	$972,000	$511,000
Payable to related parties	175,000	136,000
Prepaid rent and deferred revenue	32,000	72,000
Security deposit	1,774,000	852,000
Liabilities associated with real estate held for sale	—	22,762,000
Liabilities (certain liabilities held in variable interest entity See Note 5):
Loans payable	52,819,000	28,450,000
Liabilities of variable interest entity held for sale	2,769,000	2,452,000
Total liabilities	58,541,000	55,235,000
Commitments and contingencies (Note 15)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2013 and December 31, 2012
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,028,285 shares issued and outstanding at December 31, 2013 and December 31, 2012	23,000	23,000
Additional paid-in capital	117,226,000	117,226,000
Accumulated deficit	(77,096,000)	(76,206,000)
Total stockholders’ equity	40,153,000	41,043,000
Noncontrolling interest	(2,691,000)	(2,286,000)
Total equity	37,462,000	38,757,000
Total liabilities and equity	$96,003,000	$93,992,000

The accompanying notes are an integral part of these consolidated financial statements.

F4

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2013	2012
Revenues:
Rental revenues	$6,120,000	$1,222,000
Tenant reimbursements and other income	566,000	65,000
Interest income from notes receivable	50,000	52,000
	6,736,000	1,339,000
Expenses:
Property operating costs	766,000	97,000
General and administrative	3,352,000	3,564,000
Asset management fees and expenses	1,080,000	971,000
Real estate acquisition costs	522,000	947,000
Depreciation and amortization	2,340,000	474,000
(Recovery of) reserve for excess advisor obligation	(125,000)	863,000
Impairment of notes receivable		—
Impairment of real estate		—
	7,935,000	6,916,000
Operating loss	(1,199,000)	(5,577,000)

Other income and (expense):
Other income	63,000	—
Interest expense	(2,243,000)	(409,000)
Loss from continuing operations	(3,379,000)	(5,986,000)

Discontinued operations:
Income (loss) from discontinued operations	(1,090,000)	(471,000)
Impairment of real estate	(3,368,000)	(2,077,000)
Gain on sales of real estate	5,967,000	—
Income (loss) income from discontinued operations	1,509,000	(2,548,000)

Net loss	(1,870,000)	(8,534,000)
Noncontrolling interests’ share in losses	980,000	1,076,000
Net loss applicable to common shares	$(890,000)	$(7,458,000)

Basic and diluted (loss) income per common share
Continuing operations	$(0.15)	$(0.26)
Discontinued operations	0.11	(0.07)

Net loss applicable to common shares	$(0.04)	$(0.33)
Weighted average shares used to calculate basic and diluted loss per common	23,028,285	23,028,285

The accompanying notes are an integral part of these consolidated financial statements

F5

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2013 and 2012

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total
BALANCE December 31, 2011	23,028,285	$23,000	$116,238,000	$(68,748,000)	$47,513,000	$(1,887,000)	$45,626,000
Reduction of excess offering costs	—	—	988,000	—	988,000	—	988,000
Dividends paid to noncontrolling interests	—	—	—	—	—	(39,000)	(39,000)
Noncontrolling interest contribution						716,000	716,000
Net loss	—	—	—	(7,458,000)	(7,458,000)	(1,076,000)	(8,534,000)
BALANCE — December 31, 2012	23,028,285	23,000	117,226,000	(76,206,000)	41,043,000	(2,286,000)	38,757,000
Dividends paid to noncontrolling interests	—	—	—	—	—	(109,000)	(109,000)
Noncontrolling interest contribution	—	—	—	—	—	684,000	684,000
Net loss	—	—	—	(890,000)	(890,000)	(980,000)	(1,870,000)
BALANCE — December 31, 2013	23,028,285	$23,000	$117,226,000	$(77,096,000)	$40,153,000	$(2,691,000)	$37,462,000

The accompanying notes are an integral part of these consolidated financial statements

F6

 SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(1,870,000)	$(8,534,000)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Amortization of deferred financing costs	166,000	162,000
Depreciation and amortization	2,846,000	1,993,000
Straight line rents and amortization of above/below market rents	(659,000)	(351,000)
Bad debt expense (recovery)	7,000	(13,000)
Reserve of excess advisor obligation	—	863,000
Impairment of real estate	3,368,000	2,077,000
Write-off of lease commission, straight-line rent receivables and other assets, net	1,049,000	—
Gain on sales of real estate	(5,967,000)	—
Change in operating assets and liabilities:
Tenant and other receivables, net	162,000	(268,000)
Prepaid and other assets	254,000	(721,000)
Preferred leasing commissions	(1,386,000)	(1,764,000)
Restricted cash	(321,000)	(325,000)
Prepaid rent, security deposits and deferred revenue	(133,000)	(39,000)
Receivables from related parties	44,000	245,000
Deferred costs and deposits	21,000	6,000
Accounts payable and accrued expenses	472,000	234,000
Net cash used in operating activities	(1,947,000)	(6,435,000)
Cash flows from investing activities:
Real estate acquisitions	(37,695,000)	(40,240,000)
Deferred acquisition costs	(113,000)	—
Real estate improvements	(54,000)	(87,000)
Proceeds from note receivable	700,000	—
Real estate dispositions	46,026,000	—
Net cash and cash equivalents provided by (used in) investing activities	8,864,000	(40,327,000)
Cash flows from financing activities:
Proceeds from issuance of loan payable	24,525,000	43,246,000
Security deposit refunded/received, net	327,000	1,109,000
Repayment of loans payable	(22,004,000)	(13,925,000)
Non-controlling interest contribution	684,000	716,000
Distributions paid to non-controlling interests	(109,000)	(39,000)
Deferred financing costs	(745,000)	(761,000)
Net cash and cash equivalents provided by financing activities	2,678,000	30,346,000
Net increase (decrease) in cash	9,595,000	(16,416,000)
Cash and cash equivalents — beginning of period	1,067,000	17,483,000
Cash and cash equivalents – ending of period (including cash of VIE)	10,662,000	1,067,000
Cash and cash equivalents of VIE – end of period (see Note 10)	(124,000)	(68,000)
Cash and cash equivalents – end of period	$10,538,000	$999,000

NON CASH INVESTING AND FINANCING
Supplemental disclosure of cash flow information:
Cash paid for interest:	$2,420,000	$1,284,000
Supplemental disclosure of non-cash financing and interest activities
Accrued real estate improvements	$—	$44,000
Receivable from related party	$—	$125,000
Reduction of excess offering costs	$—	$988,000

The accompanying notes are an integral part of these consolidated financial statements

F7

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

1. Organization

Summit Healthcare REIT, Inc., (formerly Cornerstone Core Properties REIT, INC) a Maryland Corporation, was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Cornerstone Core Properties REIT, Inc. and its consolidated subsidiaries (including variable interest entities) except where the context otherwise requires. Subject to certain restrictions and limitations, our business is managed pursuant to an advisory agreement (the “Advisory Agreement”) by an affiliate, Cornerstone Realty Advisors, LLC (the “Advisor”), a Delaware limited liability company that was formed on November 30, 2004.

Cornerstone Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership, was formed on November 30, 2004. At December 31, 2013, we owned a 99.88% general partner interest in the Operating Partnership while the Advisor owned a 0.12% limited partnership interest. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. These financial statements include consolidation of a variable interest entity that is currently classified as held for sale (see Note 10). All intercompany accounts and transactions have been eliminated in consolidation.

We formed Cornerstone Healthcare Partners LLC (“CHP LLC”) with Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of our Advisor. We own 95% of CHP LLC, with the remaining 5% owned by CHREF. As CHP LLC’s equity holders have voting rights disproportionate to their economic interests in the entity, CHP LLC is considered to be a VIE. We have a controlling financial interest in CHP LLC because we have the power to direct the activities of the VIE that most significantly impact its economic performance and we have the obligation to absorb the VIE’s losses and the right to receive benefits from the VIE. Consequently, we are deemed to be the primary beneficiary of the VIE, and therefore have consolidated the operations of the VIE beginning in the third quarter of 2012.

 We acquired the Sheridan Care Center, Fern Hill Care Center, Farmington Square, Friendship Haven Healthcare and Rehabilitation Center and Pacific Health and Rehabilitation Center healthcare properties (collectively, the “JV Properties”) through CHP LLC. In the third quarter of 2013, as part of our strategy to raise new property level joint venture equity capital to support growth and diversify operator, geographic and other risks, we caused CHP LLC to sell a portion of its interests in the JV Properties to third party investors. Proceeds from the sale of interests in these JV Properties were $0.6 million as of December 31, 2013, of which we received $0.6 million and CHREF received $27,000. At December 31, 2013, we owned a 90.9% interest in the JV Properties, CHREF, an affiliate of the Advisor, owned a 4.8% interest and third party investors owned 4.3%. CHP LLC may sell up to an aggregate 46% interest in these JV Properties, leaving us with 54%. As outside investors acquire additional interests in the JV Properties, our interest in the JV Properties, and that of CHREF, will be reduced proportionately.

2. Public Offering

On January 6, 2006, we commenced a public offering. On June 10, 2009, we commenced a follow-on offering. On June 10, 2012, both offerings expired.

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

F8

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

Investments in Real Estate

We allocate the purchase price of our properties in accordance with ASC 805 – Business Combinations. Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, site improvements, furniture and fixtures and intangible lease assets or liabilities, including in-place leases, above-market and below-market leases. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. We are required to make subjective assessments as to the estimated useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate estimated useful lives. Depreciation of our assets is being charged to expense on a straight-line basis over the estimated useful lives. We depreciate the fair value allocated to building and improvements over estimated useful lives ranging from 15 to 39 years.

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

F9

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

Depreciation of Real Property Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate estimated useful lives. Depreciation of our assets is charged to expense on a straight-line basis over the estimated useful lives.

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

We recorded no impairment charges related to properties held and used in 2013 and 2012. We recorded impairments of $3.4 million and $2.1 million related to assets held for sale during the years ended December 31, 2013 and 2012.

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

F10

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

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, notes receivable, receivable from related parties, tenant and other receivables, other assets, deferred costs and deposits, deferred financing costs, accounts payable and accrued liabilities, payable to related parties, prepaid rent, security deposits and deferred revenue and loans payable. With the exception of notes receivable, note receivable from related party and notes payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of December 31, 2013 and December 31, 2012, the fair value of notes receivable was $0.3 million and $1.0 million, compared to the carrying value of $0.2 million and $0.9 million, respectively. The fair value of notes receivable is estimated by discounting the expected cash flows at current market rates at which management believes similar loans would be made. In December 2011, the Servant Investments and the Servant Healthcare notes receivable were restructured to provide for the settlement of the notes in the amount of $2.5 million, $1.5 million of which was received from the borrower in December 2011. The remaining $1.0 million is payable pursuant to a promissory note of Servant Healthcare which provides for interest at a fixed rate of 5.00% per annum. A principal payment of $0.7 million, plus accrued interest, was paid on December 22, 2013 and the remaining balance of $0.3 million, plus any accrued and unpaid interest, is due on December 22, 2014. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of December 31, 2013 and December 31, 2012, the fair value of notes payable was $52.9 million and $51.0 million, compared to the carrying value of $52.8 million and $50.3 million, respectively. The fair value of notes payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of December 31, 2013, we utilized a discount rate of 5.25%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes payable are classified as Level 3 assets within the fair value hierarchy. The carrying values noted above include notes payable classified on our consolidated balance sheets as liabilities associated with real estate held for sale totaling $0 and $21.8 million as of December 31, 2013 and December 31, 2012, respectively.

As a result of our ongoing analysis for potential impairment of our investments in real estate, including properties classified as held for sale, we were required to adjust the carrying value of certain assets to their estimated fair values as of December 31, 2013 (see Note 4).

There were no assets measured at fair value on a nonrecurring basis during the year ended December 31, 2013.

F11

The following table summarizes the assets measured at fair value on a nonrecurring basis during the year ended December 31, 2012:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Year Ended December 31, 2012
Assets held for sale	$1,612,000	$1,612,000	$—	$—	$(937,000)
Variable interest entity held for sale	$3,760,000	$—	$3,760,000	$—	$(1,140,000)

The investments in real estate measured at fair value less estimated selling costs was deemed to be a level one asset as its fair value was derived from an offer for the property for which a purchase and sale agreement had been executed.

The variable interest entity held for sale measured at fair value, less estimated selling costs, during the second quarter of 2012 was deemed to be a Level 2 asset as we had received a formal offer for the property. As of the valuation date, we did not believe that this asset was a Level 1 asset because a purchase and sale agreement had not been executed, giving the potential buyer the right to opt out of the transaction at its discretion.

At December 31, 2013 and December 31, 2012, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

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

Tenant and Other Receivables, net

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, are estimated to become uncollectible. For the years ended December 31, 2013 and 2012, (recoveries)/provisions for bad debt amounted to approximately $7,000 and ($13,000), respectively, which are included in property operating and maintenance expenses in the accompanying consolidated statements of operations. Our allowance for doubtful accounts was $0 and $0.2 million as of December 31, 2013 and 2012.

Other Assets, net

Other assets consist primarily of leasing commissions, net of amortization, and prepaid insurance. Additionally, other assets will be amortized to expense over their future service periods. Balances without future economic benefit are expensed as they are identified.

F12

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term. As of December 31, 2013 and December 31, 2012, we incurred approximately $2.6 million and $2.2 million in leasing commissions, respectively. Amortization expense for the years ended December 31, 2013 and 2012 was approximately $0.2 million and $0.2 million, respectively.

Deferred Costs and Deposits

Deferred costs and deposits primarily consist of deposit on potential acquisitions and utility deposits.

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

F13

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

Basic and Diluted Net Loss and Distributions per Common Share

Basic and diluted net loss per common share applicable to common shares is computed by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. For each of the years ended December 31, 2013 and 2012, 40,000 stock options, held by our independent directors, have been excluded from the weighted-average number of shares outstanding since their effect was anti-dilutive.

Basic and diluted net loss per share is calculated as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Net loss applicable to common shares	$(890,000)	$(7,458,000)
Basic and diluted net loss per common share applicable to common shares	$(0.04)	$(0.33)
Weighted-average number of shares outstanding — basic and diluted	23,028,285	23,028,285

The Company declared no cash distributions per common share during the years ended December 31, 2013 and 2012.

F14

Reclassification

Assets sold or held for sale and associated liabilities have been reclassified on the consolidated balance sheets and operating results and impairments have been reclassified from continuing to discontinued operations.

New Accounting Pronouncements

On January 1, 2013, we adopted Accounting Standards Update ("ASU") 2012-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2012-04 requires incremental fair value disclosures in the notes to the financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

4. Investments in Real Estate

As of December 31, 2013, our portfolio consists of eleven properties which were 100.0% leased. The following table provides summary information regarding our properties.
Property (1)	Location	Date Purchased	Square Footage	Purchase Price	Debt	Dec. 31, 2013 % Leased

Healthcare:
Sheridan Care Center	Sheridan, OR	August 3, 2012	13,912	$4,100,000	$2,785,000	100.0%
Fern Hill Care Center	Portland, OR	August 3, 2012	13,344	4,500,000	2,984,000	100.0%
Farmington Square	Medford, OR	September 14, 2012	32,557	8,500,000	5,768,000	100.0%
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	56,968	15,000,000	10,641,000	100.0%
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	25,082	8,140,000	6,116,000	100.0%
Danby House	Winston-Salem, NC	January 31, 2013	26,703	9,700,000	7,275,000	100.0%
Heritage Woods of Aledo	Aledo, IL	July 2, 2013	49,420	8,625,000	5,850,000	100.0%
The Shelby House	Shelby, NC	October 4, 2013	23,074	4,500,000	3,375,000	100.0%
The Hamlet House	Hamlet, NC	October 4, 2013	34,638	6,500,000	4,830,000	100.0%
The Carteret House	Newport, NC	October 4, 2013	29,570	4,300,000	3,195,000	100.0%
Redding Assisted Living	Redding, CA	December 18, 2013	26,081	3,500,000	—	100.0%
Total Healthcare:			331,349	$77,365,000	$52,819,000	100.0%

(1)
The above table excludes Sherburne Commons Residences, LLC (“Sherburne Commons”), a variable interest entity (“VIE”) for which we became the primary beneficiary and began consolidating its financial results as of June 30, 2011. As of October 19, 2011, Sherburne Commons was classified as held for sale (See Note 16).

F15

As of December 31, 2013, adjusted cost and accumulated depreciation and amortization related to investments in real estate and related intangible lease assets and liabilities, including those acquired through COP, LP, and excluding assets of variable interest entity held for sale, were as follows:

	Land	Buildings and Improvements	Furniture and Fixture	In-Place Lease Value	Certificate of Need

Investments in real estate and related intangible lease assets (liabilities)	$6,502,000	$54,324,000	$6,393,000	$3,935,000	$6,786,000

Less: accumulated depreciation and amortization	—	(1,575,000)	(939,000)	(112,000)	—

Net investments in real estate and related intangible lease assets (liabilities)	$6,502,000	$52,749,000	$5,454,000	$3,823,000	$6,786,000

As of December 31, 2012, adjusted cost and accumulated depreciation and amortization related to investments in real estate and related intangible lease assets and liabilities, including those acquired through CHP LLC, were as follows:

	Land	Buildings and Improvements	Furniture and Fixture	In-Place Lease Value	Certificate of Need

Investments in real estate and related intangible lease assets (liabilities)	$4,521,000	$23,299,000	$2,915,000	$2,720,000	$6,786,000

Less: accumulated depreciation and amortization	—	(206,000)	(165,000)	(70,000)	—

Net investments in real estate and related intangible lease assets (liabilities)	$4,521,000	$23,093,000	$2,750,000	$2,650,000	$6,786,000

Real Estate Held for Sale

When assets are classified as held for sale, they are recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. In the first quarter of 2012, we recorded a $1.1 million impairment related to Nantucket Acquisition, LLC, as a result of receiving an offer to purchase the property. In the fourth quarter of 2012, we recorded a $0.9 million impairment loss related to the Carter Commerce Center based on the contractual sales price. As of December 31, 2013, we have sold all remaining industrial assets. Consequently, we reclassified these properties to real estate held for sale and their financial operations activity to discontinued operations for all periods presented.

In the second quarter of 2013, we recorded a $3.4 million impairment related to the Orlando Small Bay portfolio as a result of receiving an offer to purchase the property for less than our than book value. This impairment is classified as impairment of real estate and included in discontinued operations on our consolidated statement of operations for the year ended December 31, 2013.

F16

The following table illustrates, by property, the impairment charge recorded to impairment of real estate held for sale or sold for the years ended December 31, 2013 and 2012:

Property	2013	2012

Carter Commerce Center	$—	$937,000
Goldenrod Commerce Center	657,000	—
Hanging Moss Commerce Center	1,034,000	—
Monroe Commerce Centers	1,677,000	—
Nantucket Acquisition LLC	—	1,140,000
	$3,368,000	$2,077,000

See Note 16 for discussion of amounts recorded in discontinued operations.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for properties owned as of December 31, 2013 are as follows:

Years ending December 31,
2014	7,241,000
2015	7,403,000
2016	7,575,000
2017	7,752,000
2018	7,933,000
2019 and thereafter	57,715,000
$95,619,000

The schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements. Additionally, leases where the tenant can terminate the lease with short-term notice are not included.

5. Acquisitions

Healthcare Properties Acquisitions -2012

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

Portland, Oregon Properties (Sheridan and Fernhill)
On August 3, 2012, through CHP LLC we acquired two skilled nursing facilities located in the Portland, Oregon metropolitan area for a purchase price of $8.6 million in cash. 411 SE Sheridan Road (“Sheridan”), located approximately fifty miles southwest of Portland in Sheridan, Oregon, is a 51-bed intermediate care facility. This 13,912 square foot single-story facility was constructed in multiple phases between 1960 and 1970. 5737 NE 37th Avenue (“Fernhill”) located in Portland, Oregon, is a 13,344 square foot, originally constructed to be a 51-bed facility. The facility was built in 1960 and has obtained approval to expand to 63 beds. The operator of the Sheridan and Fernhill properties has served in that capacity since 2005, and has over twenty years of experience operating skilled nursing facilities in the Pacific Northwest. Upon the closing of the acquisitions, the existing operator is continuing to operate the properties under new long-term, triple-net leases. Including the Sheridan and Fernhill properties, the operator manages four skilled nursing facilities in Oregon. We acquired our interest in these properties subject to a secured loan with the seller in the aggregate amount of approximately $5.8 million secured by security interests in Sheridan and Fernhill. On September 14, 2012, we repaid the entire principal balance of the seller loan with proceeds from a loan from General Electric Capital Corporation which is secured, in part, by the Sheridan and Fernhill properties (see Note 14).

Medford, Oregon
On September 14, 2012, through CHP LLC, we acquired Farmington Square Medford, a memory care facility with 52 units and 71 licensed beds located within the Medford, Oregon city limits, for a purchase price of $8.5 million in cash. The facility, consisting of four separate wood-framed, single-story buildings totaling 32,557 square feet, was constructed in phases between 1990 and 1997. The operator of the Medford Facility has served in that capacity since 1991, and has over twenty years of experience operating senior-living facilities in the Pacific Northwest. The manager of the facility is continuing to operate the facility under a new long-term, triple-net lease. The acquisition was funded from a loan from General Electric Capital Corporation secured by the property.

F17

Galveston, Texas
On September 14, 2012, through CHP LLC, we acquired Friendship Haven Healthcare and Rehabilitation Center, a skilled-nursing facility with 150 licensed beds located in Galveston County, Texas, for a purchase price of $15.0 million. The facility, a single-story, 56,968 square foot wood-frame building, was constructed in 1997. The manager of the Galveston Facility has served in that capacity since February 2013, and has over twenty years of experience operating senior-living facilities in Texas and Louisiana. The licensed operator is continuing to operate the Galveston facility under a new long-term, triple-net lease. Including the Galveston Facility, the manager manages fifteen skilled-nursing facilities in Texas. The acquisition was funded from a loan from General Electric Capital Corporation secured by the property.

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

The following summary provides the allocation of the acquired assets and liabilities of the facilities acquired in 2012. We have accounted for the acquisitions as business combinations under U.S. GAAP. Under business combination accounting, the assets and liabilities of acquired properties are recorded as of the acquisition date, at their respective fair values, and consolidated in our financial statements. The following sets forth the allocation of the purchase prices of the acquired properties as well as the associated acquisitions costs, which have been expensed as incurred.

	Sheridan	Portland	Medford	Galveston	Pacific	Total
Land	$160,000	$847,000	$954,000	$1,095,000	$1,466,000	$4,522,000
Buildings & improvements	1,374,000	1,276,000	6,353,000	11,101,000	1,989,000	22,093,000
Site improvements	151,000	46,000	233,000	509,000	266,000	1,205,000
Furniture & fixtures	328,000	359,000	434,000	1,263,000	531,000	2,915,000
In-place leases	290,000	307,000	526,000	1,032,000	565,000	2,720,000
Certificate of need	1,797,000	1,665,000	—	—	3,323,000	6,785,000
Real estate acquisitions	$4,100,000	$4,500,000	$8,500,000	$15,000,000	$8,140,000	$40,240,000
Real estate acquisition costs	$109,000	$109,000	$298,000	$222,000	$209,000	$947,000

The following unaudited pro forma information for the year ended December 31, 2012 has been prepared to reflect the incremental effect of the above properties acquired during 2012 as if all such transactions took place on January 1, 2012.

Year ended December 31, 2012
Revenues	$4,255,000
Net loss from continuing operations	$(3,180,000)
Basic and diluted net loss per common share from continuing operations	$(0.14)

As of December 31, 2013 and 2012, adjusted cost, net of accumulated depreciation and amortization related to real estate and related intangible lease assets and liabilities of the CHP LLC VIE were as follows:

			Furniture	In-Place	Certificate
		Buildings and	and	Lease	of
	Land	Improvements	Fixture	Value	Need
Investments in real estate and related intangible lease assets (liabilities)	$4,521,000	$23,304,000	$2,915,000	$2,720,000	$6,786,000
Less: accumulated depreciation and amortization	—	(1,143,000)	(665,000)	(90,000)	—
Net investments in real estate and related intangible lease assets (liabilities)	$4,521,000	$22,161,000	$2,250,000	$2,630,000	$6,786,000

Healthcare Properties Acquisitions -2013

Winston Salem, North Carolina
On January 31, 2013, we, through CHP LLC, acquired the Danby House, an assisted living and memory care facility located in Winston-Salem, North Carolina (“Danby House”) for $9.7 million in cash. Danby House, located at 3150 Burke Mill Road, Winston-Salem, North Carolina, has an operational capacity of 99 beds. Danby House is leased to Meridian Senior Living, LLC (“Meridian”), the current operator of the facility, pursuant to a long-term triple-net lease. The initial lease term is ten years with a lessee option to renew for two additional five-year periods.

Aledo, Illinois
On July 2, 2013, we acquired from Aledo Senior Housing, LLC (“Seller”), the Heritage Woods of Aledo property (“Aledo”) located in Aledo, Illinois for $8.6 million in cash. Aledo, located at 405 SE 13th Avenue, Aledo, Illinois is an assisted living facility with an operational capacity of 66 units. Aledo will be leased by us to an affiliate of Meridian pursuant to a long-term triple-net lease. The lease term is 15 years with a lessee option to renew for an additional five-year period.

North Carolina Portfolio (Carteret House, Hamlet House, and Shelby House)
On October 4, 2013, we acquired a 32 unit assisted living facility in Newport, North Carolina (“Carteret House”), a 60 unit assisted living facility in Hamlet, North Carolina (“Hamlet House”), and a 40 unit assisted living facility in Shelby, North Carolina (“Shelby House”) (together, the “Properties”) from Meridian for $15.3 million in cash.

F18

The Properties are leased back to Meridian, the current operator of the Properties, under long-term triple net leases. The lease terms are 15 years, with lessee options to renew for one additional five-year period.

Carteret House
Carteret House is an assisted living facility with 32 units and 64 beds located in Newport, North Carolina. The facility, consisting of a single-story, wood frame structure totaling 29,570 square feet, was constructed in 1994.

Hamlet House
Hamlet House is an assisted living facility with 60 units and beds located in Hamlet, North Carolina. The facility, consisting of a single-story wood frame structure totaling 34,638 square feet, was constructed in 1999.

Shelby House
Shelby House is an assisted living facility with 40 units and 72 beds located in Shelby, North Carolina. The facility, consisting of a single-story wood frame structure totaling 23,074 square feet, was constructed in 1991.

Redding California
On December 18, 2013, we acquired a 40-unit assisted living facility located in Redding, California that was built in 1992 for $3.5 million in cash. The 26,081 square foot facility has been triple-net leased to an affiliate of Compass Senior Living, LLC (“Compass”), the new operator of the facility, pursuant to a ten-year term.

The following summary provides the allocation of the acquired assets and liabilities of the facilities acquired in 2013. We have accounted for the acquisitions as asset purchases under U.S. GAAP. The following sets forth the allocation of the purchase prices of the acquired properties as well as the third party associated acquisitions costs, which have been capitalized.  The acquisition fee paid to our Advisor has been expensed.

	Danby	Aledo	North Carolina	Redding	Total
Land	$973,000	$215,000	$793,000	$—	$1,981,000
Buildings & improvements	6,972,000	7,033,000	10,833,000	2,787,000	27,625,000
Site improvements	292,000	451,000	2,227,000	275,000	3,245,000
Furniture & fixtures	978,000	426,000	1,597,000	478,000	3,479,000
Tenant improvements	—	—	—	150,000	150,000
In-place leases	606,000	609,000	—	—	1,215,000
Real estate acquisitions	$9,821,000	$8,734,000	$15,450,000	$3,690,000	$37,695,000
Real estate acquisition costs	$136,000	$121,000	$214,000	$51,000	$522,000

The Company recorded revenues and net loss for the twelve months ended December 31, 2013 of approximately $6.7 million and $1.3 million, respectively, related to the 2013 acquisitions. The following unaudited pro forma information for the year ended December 31, 2012 has been prepared to reflect the incremental effect of the above properties acquired during 2012 as if all such transactions took place on January 1, 2012. For the year ended December 31, 2012, acquisition-related costs of $0.9 million were excluded from pro forma net loss. 2012 pro forma net loss was adjusted to include these charges.

Year ended December 31, 2012
Revenues	$4,255,000
Net loss from continuing operations	$(3,180,000)
Basic and diluted net loss per common share from continuing operations	$(0.14)

6. Allowance for Doubtful Accounts

Allowance for doubtful accounts were $0 and $0.2 million as of December 31, 2013 and December 31, 2012, respectively.
F19

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

As of December 31, 2013, we had cash accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

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

As of December 31, 2013, excluding the Sherburne Commons VIE, we owned one property in California, four properties in Oregon, four properties in North Carolina, one property in Texas, one property in Illinois. Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states. Additionally, as of December 31, 2013, we leased our eleven healthcare properties to five different tenants under long-term triple net leases.

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

We evaluate the collectability of our notes receivable on a quarterly basis. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows from operations. In the third quarter of 2009, we concluded that the collectability of the SI note could not be reasonably assured and, therefore, reserved $4.6 million against the note. In the second quarter of 2011, after evaluating the expected effects of changes in the borrower’s business prospects, including the uncertainty surrounding Servant’s future realization of the fees pursuant to a sub-advisory agreement, we concluded that it was probable that the Company would be unable to collect all amounts due according to the terms of the SHI note and consequently, we recorded a note receivable impairment of $1.7 million against the balance of that note. In December 2011, the notes receivable were restructured to provide for the settlement of the notes in the amount of $2.5 million, $1.5 million of which was received from the borrower in December 2011. The remaining $1.0 million is payable pursuant to a promissory note of SHI which provides for interest at a fixed rate of 5.00% per annum. A principal payment of $0.7 million, plus any accrued and unpaid interest, was due and paid on December 22, 2013 and the remaining balance of $0.3 million, plus any accrued and unpaid interest, is due on December 22, 2014.

As of December 31, 2013 and 2012, the note receivable had a net balance of $0.2 million and $0.9 million, respectively. Our policy is to recognize interest income for the reserved loan on a cash basis. For the years ended December 31, 2013 and 2012, interest income related to the note receivable was $50,000 and $52,000, respectively. We determined that Servant is not a variable interest entity and there is no requirement to include this entity in our consolidated balance sheets and consolidated statements of operations.

The following table reconciles notes receivable from January 1, 2012 to December 31, 2013:

	2013	2012
Balance at January 1	$908,000	$908,000
Additions:
Additions to note receivable		—
Recovery of notes receivable due to settlement agreement	(700,000)	—
Balance at December 31,	$208,000	$908,000

F20

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

Under the terms of the loan, we were entitled to receive additional interest in the form of a 40% participation in the appreciation in value of the property. Prepayment of the loan was not permitted without our consent and the loan was not assumable.

F21

On a quarterly basis, we evaluate the collectability of our note receivable from related party. Our evaluation of collectability involves judgment, estimates, and a review of the underlying collateral and borrower’s business models and future cash flows. For the years ended December 31, 2013 and 2012, we recorded no impairment charges on the note receivable from related parties.

Because the property’s occupancy never achieved targeted levels, Nantucket did not have sufficient cash flow and therefore stopped paying interest on the loan in the first quarter of 2011. On June 30, 2011, the Company issued a notice of default to Nantucket. It was this event that caused management to determine that the Company had become the primary beneficiary of this VIE and to modify its previous accounting treatment for Nantucket. In accordance with the loan agreement, upon Nantucket’s default, the Company obtained the power to direct the activities of Sherburne Commons that most significantly impacted Nantucket’s economic performance, including assuming control of marketing and leasing activity, rental pricing, and the decision to sell or hold Sherburne Commons. As the estimated fair value of Sherburne Commons at that time was less than the principal balance of the Company’s first lien loan on the real property, therefore eliminating any equity in the real property held by Nantucket, the Company assumed the obligation to absorb the losses of, and obtained the right to receive any benefits from, the VIE. Since assuming such control, the Company has funded approximately $1.4 million in working capital to support Nantucket. The Company was not contractually required to provide such support. These funds were provided to maintain the operations at the property to prepare it for an eventual sale, which management believes is the only plausible strategy for recovery of the note balance. In management’s judgment, the above fact pattern gave the Company a controlling financial interest in Nantucket. Consequently, the Company became the primary beneficiary of the VIE and consolidated the financial results of Nantucket as of June 30, 2011 (see Note 10). In the fourth quarter of 2011, we recorded an impairment charge related to assets of variable interest entity held for sale of $4.8 million related to the Sherburne Commons property.

As a result of the default described above, we began recognizing interest income on a cash basis commencing in the first quarter of 2012. For the years ended December 31, 2013 and 2012, we recognized no income on this note.

During 2013 and 2012, the loan balance was increased by $0.3 million and $0.6 million, respectively, to provide funds to meet Sherburne Commons’ operating shortfalls.

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

F22

The following table reconciles note receivable from related party from January 1, 2012 to December 31, 2013:
	2013	2012
Balance at January 1	$—	$—
Additions:
Additions to note receivable from related parties	292,000	595,000
Deductions:
Deductions:
Repayments of note receivable from related party	—	—
Elimination of balance in consolidation of VIE	(292,000)	(595,000)
Balance at December 31,	$—	$—

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

F23

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

As of December 31, 2013 and 2012, we had a variable interest in a VIE in the form of a note receivable from Nantucket Acquisition in the amount of $9.4 million and $9.1 million, respectively (see Note 9).

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

F24

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

Since the Sherburne Commons property was reclassified to held for sale in the fourth quarter of 2011, the real estate is recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. Since June 30, 2011, leasing activity has been lower than originally anticipated and we have continued to provide funds to meet Sherburne Commons’ operating shortfalls. As a result, at the time the property was reclassified as real estate held for sale, we reduced our cash flow forecasts for purposes of determining whether the property was impaired. As a result of expected reduced leasing activity which reduced our cash flow forecasts for Sherburne Commons, we were required to adjust the property to its estimated fair value, net of estimated selling costs resulting in an impairment charge of $4.8 million in 2011.

As of December 31, 2013 and 2012, adjusted cost, net of accumulated depreciation and amortization related to real estate and related intangible lease assets and liabilities of the VIE held for sale were as follows:
	Buildings and Improvements	Acquired Above Market Leases	In-Place Lease Value	Acquired Below-Market Leases
Net investments in real estate and related intangible lease assets (liabilities) of VIE held for sale	$688,000	$3,172,000	$45,000	$(145,000)

11. Payables to Related Parties

Payables to related parties consists of asset management fees and expense reimbursement payable.

12. Equity

Common Stock

Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2013 and 2012, we had cumulatively issued approximately 20.9 million shares of common stock for a total of $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. On November 23, 2010, we stopped making and accepting offers to purchase shares of our stock. Effective December 14, 2010, we suspended our distribution reinvestment plan and any distributions paid subsequent to December 14, 2010 have been in cash.  No distributions have been declared or paid for periods subsequent to June 30, 2012 (see Note 2).

Employee and Director Incentive Stock Plan

We adopted an Employee and Director Incentive Stock Plan (the “Plan”) which grants awards of stock to directors, full-time employees, and other eligible participants that provide services to us. We have no employees, and do not intend to grant awards under the Plan to persons who are not directors. Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and distribution equivalent rights. The term of the Plan is ten years and the total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time.

Effective January 1, 2006, we adopted the provisions of ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. As of December 31, 2013, we had granted to our independent, non-employee directors nonqualified stock options to purchase an aggregate of 80,000 shares of common stock, at an exercise price of $8.00 per share. Of these shares, 15,000, 20,000, and 5,000 shares lapsed and were canceled on November 8, 2008, April 5, 2012, and July 2, 2012, respectively, due to the resignations of three  directors.

F25

Outstanding stock options became immediately exercisable in full on the grant date, will expire ten years after their grant date, and had no intrinsic value as of December 31, 2013. We did not incur any non-cash compensation expense for the years ended December 31, 2013 and 2012. No stock options were exercised or canceled during the years ended December 31, 2013 and 2012. We record compensation expense for non-employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. These assumptions include the risk-free interest rate, the expected life of the options and the expected stock price volatility over the expected life of the options, and the expected distribution yield. Compensation expense for employee stock options is recognized ratably over the vesting term.

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

F26

Our equity compensation plan information as of December 31, 2013 and 2012 is as follows:

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

(1)
Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to ten percent (10%) of our outstanding common stock. The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000. As of December 31, 2013 and 2012, there were approximately 23.0 million shares of our common stock issued and outstanding.

13. Related Party Transactions

Our Company has no employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. We have an Advisory Agreement with the Advisor which entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate projects, among other services, as well as reimbursement of certain costs and expenses incurred by the Advisor in providing services to us.

Advisory Agreement

Under the terms of the Advisory Agreement, the Advisor will use commercially reasonable efforts to present to us investment opportunities to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors. The Advisory Agreement calls for the Advisor to provide for our day-to-day management and to retain property managers and leasing agents, subject to the authority of our board of directors, and to perform other duties (see Note 18).

The fees and expense reimbursements payable to the Advisor under the Advisory Agreement are described below. As discussed below, we amended the Advisory Agreement on July 31, 2012.

F27

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

Inception to date as of December 31, 2012, the Advisor and its affiliates have incurred on our behalf organizational and offering costs totaling $5.6 million including $0.1 million that was expensed and $5.5 million which reduced net proceeds of our Offerings. Of the $5.5 million amount, $4.4 million reduced the net proceeds of our Primary Offering and $1.1 million reduced the net proceeds of our Follow-On Offering.

On June 10, 2012, our Follow-on Offering terminated. Our Advisory Agreement provides for reimbursement by the Advisor for organizational and offering costs in excess of 3.5% of the gross proceeds from our Primary Offering and Follow-On Offering. Under the Advisory Agreement, within 60 days after the end of the month in which our Follow-on Offering terminates, the Advisor is obligated to reimburse us to the extent that the organization and offering expenses related to our Follow-on Offering borne by us exceeds 3.5% of the gross proceeds of the Follow-on Offering. As of June 10, 2012, we had reimbursed our Advisor a total of $1.1 million in organizational and offering costs related to our Follow-on Offering, of which $1.0 million was in excess of the contractual limit. Consequently, in the second quarter of 2012, we recorded a receivable from the Advisor for $1.0 million reflecting the excess reimbursement. However, based on our evaluation of various factors related to collectability of this receivable, we reserved the full amount of the receivable as of June 30, 2012. On December 31, 2012, we reduced our reserve by $0.1 million as it became probable that we would collect this amount during 2013. During 2013, we collected and recognized approximately an additional $0.1 million.  No assurances can be made when additional payments, if any, will occur.

Acquisition Fees and Expenses - In the third quarter of 2012, we amended our Advisory Agreement to change the acquisition fee payable to the Advisor from an amount equal to 2.0% of the gross proceeds raised from our Offerings to an amount not to exceed 2.0% of the purchase price of an acquired property. For the years ended December 31, 2013 and 2012, the Advisor earned $0.5 million and $0.6 million of acquisition fees. These fees are included in real estate acquisition costs on our Consolidated Statements of Operations.

Management Fees and Expenses - Prior to October 1, 2011, the Advisory Agreement required us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the Average Invested Assets (as defined in the Advisory Agreement). On August 31, 2011, we amended the Advisory Agreement to provide that, beginning on October 1, 2011, the asset management fee payable by us to our Advisor shall be reduced to a monthly rate of one-twelfth of 0.75% of our Average Invested Assets, as defined above. For the years ended December 31, 2013 and 2012, the Advisor earned $0.8 million and $0.8 million, respectively, of asset management fees which were expensed and included in asset management fees and expenses in our consolidated statements of operations.

In addition, we reimburse the Advisor for the direct and indirect costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf. These fees and expenses are in addition to management fees that we pay to third party property managers. For the years ended December 31, 2013 and 2012, the Advisor reimbursed $0.3 million and $0.2 million, respectively, of such direct and indirect costs and expenses on our behalf, which are included in asset management fees and expenses in our consolidated statements of operations.

F28

Operating Expenses - The Advisory Agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us. For the years ended December 31, 2013 and 2012, $1.3 million and $1.3 million of such costs, respectively, were reimbursed and are included in general and administrative expenses in our consolidated statements of operations.

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

For the four-fiscal-quarter period ended December 31, 2013, our total operating expenses again exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $4.3 million and incurred an Excess Amount of approximately $2.2 million during the four-fiscal-quarters ended December 31, 2013. Our Board of Directors, including a majority of our independent directors, has determined that this Excess Amount is justified because of unusual and non-recurring factors such as our small size (for a public reporting company) and the costs of repositioning of our real estate investments. Notwithstanding such justification and as a condition to such justification, the Advisor has again agreed that the Excess Amount for the four-fiscal-quarter period ended December 31, 2013 shall be carried over and included in total operating expenses in subsequent periods for purposes of the 2%/25% Test. The board of directors will continue to monitor the appropriateness of the expenses and the Advisor’s fees and consider options to reduce the Company’s expense structure.

Property Management and Leasing Fees and Expenses. The Advisory Agreement provides that if we retain our Advisor or an affiliate to manage and lease some of our properties, we will pay a market-based property management fee or property leasing fee, which may include reimbursement of our Advisor’s or affiliate’s personnel costs and other costs of managing the properties. For the years ended December 31, 2013 and 2012, the Advisor earned approximately $163,000 and $31,000 respectively, of such property management fees. On July 31, 2012, we executed a Property Management and Leasing Agreement with the Advisor pursuant to which it will perform property management and leasing services with respect to our healthcare properties. This agreement stipulates that when the Advisor identifies tenants and negotiates a lease on our behalf for the healthcare properties, we will pay to the Advisor a market based leasing fee. For the years ended December 31, 2013 and 2012, the Advisor earned approximately $1.2 million and $1.4 million of leasing fees, respectively. These costs are included in property operating and maintenance expenses in our consolidated statements of operations.

Disposition Fee - The Amended and Restated Advisory Agreement provides that if the Advisor or its affiliates provide a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the Advisor or such affiliate a disposition fee up to 1% of the sales price of such property or properties upon closing. This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. We will pay the disposition fees for a property at the time the property is sold. For the years ended December 31, 2013 and 2012 the Advisor earned $0.6 million and $0, respectively, of such disposition fees.

F29

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

For the years ended December 31, 2013 and 2012, we did not incur any subordinated participation fees.

Dealer Manager Agreement

Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of our Advisor, was the dealer manager for our initial and follow-on public offerings, prior to our follow-on offering expiring on June 10, 2012. As such, PCC was entitled to receive a sales commission of up to 7% of gross proceeds from sales in the primary offerings. PCC was also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the primary offerings. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying consolidated balance sheets. PCC was also entitled to receive reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the primary offerings. The Advisory Agreement required the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) were in excess of 13.5% of gross proceeds from our primary offerings. The dealer manager agreement with PCC effectively terminated on November 23, 2010 pursuant to the terms of that agreement.

14. Notes Payable

We have total debt obligations of $52.8 million that will mature between 2016 and 2018. In connection with our notes payable, we incurred financing costs totaling $1.2 million and $1.1 million, as of December 31, 2013 and 2012, respectively. These financing costs have been capitalized and are being amortized over the life of their respective financing agreements. During the years ended December 31, 2013 and 2012, 0.2 million and $0.4 million respectively, of deferred financing costs were amortized and included in interest expense in our consolidated statements of operations.

F30

Wells Fargo Bank, National Association

In the first quarter of 2013, we sold the Carter property for cash proceeds of $1.7 million and used $0.6 million to pay down the loan with Wells Fargo Bank, National Association (“Wells Fargo”). In the third quarter of 2013, we sold two of the four Shoemaker Industrial buildings, Goldenrod Commerce Center, Hanging Moss Commerce Center, Monroe South Commerce Center and Monroe North Commerce Center for $24.0 million in cash and used $5.6 million of the proceeds to pay off the Wells Fargo loan in its entirety. During the years ended December 31, 2013 and 2012, we incurred $0.1 million and $0.3 million of interest expense, respectively.

Transamerica Life Insurance Company

The Transamerica Life Insurance Company (“Transamerica”) loan agreement was secured by the Monroe North Commerce Center Property. On September 6, 2013, we sold this property, along with three other industrial properties, and used $6.7 million of the net proceeds to pay-off the Transamerica loan of $6.3 million and paid a prepayment penalty fee of $0.4 million. During the years ended December 31, 2013 and 2012, we incurred $0.3 million and $0.4 million of interest expense, respectively.

Seller Loan

On August 1, 2012, upon the acquisition of the Fernhill and Sheridan properties, we entered into a loan agreement with the sellers, Sheridan Care Center LLC, Sheridan Properties LLC, Fernhill Estates LLC, and Fernhill Properties LLC, for a loan (the “Seller Loan”) in the aggregate amount of approximately $5.8 million secured by security interests in the two properties. The Seller Loan, which bore interest fixed at 5.0%, had a maturity date of on March 15, 2013, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan agreement would become due. The Seller Loan was interest-only and could be voluntarily prepaid in its entirety prior to the maturity date without penalty. Interest payments on the Seller Loan were due monthly. The principal balance of the Seller Loan was paid off in full on September 14, 2012 with the proceeds of the GE Healthcare Loan (described below). During the year ended December 31, 2012, we incurred $23,000 of interest expense related to this Seller Loan.

General Electric Capital Corporation – Western Property

On September 7, 2012, we entered into a loan agreement (the “Western Loan”) with General Electric Capital Corporation for a loan in the aggregate amount of approximately $8.9 million, secured by the 20100 Western Avenue property. On January 23, 2013, we sold the 20100 Western Avenue property for cash proceeds of $17.6 million and paid off the entire balance of the Western Loan. The Western Loan, which bore interest at LIBOR plus 4.30%, with a LIBOR floor of 0.25%, was due to mature on September 30, 2014. The Western Loan was scheduled to be interest only through November 1, 2013, at which time it would begin amortizing over a 30-year period. During the year ended December 31, 2012, we incurred $134,000 of interest expense related to this loan agreement.

General Electric Capital Corporation – Healthcare Properties

On September 13, 2012, we entered into a loan agreement with General Electric Capital Corporation (“GE Healthcare Loan”) for a loan in the aggregate amount of approximately $16.5 million secured by security interests in the Medford Facility and Galveston Facility. Additionally, we used part of the loan proceeds to repay the entire principal balance of the Seller Loan of $5.8 million. Consequently, the GE Healthcare Loan is also secured, in part, by the Fernhill and Sheridan properties. On December 21, 2012, we amended the loan agreement with General Electric Capital Corporation entered into on September 13, 2012 for an additional loan in the amount of $6.15 million secured by the Pacific property. The loan bears interest at LIBOR (London Interbank Offer Rate), with a floor of 50 basis points, plus a spread of 4.50%, and matures on September 12, 2017, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan agreement will become due. The GE Healthcare Loan was interest-only for the first twelve months (known as the “lockout period”) and amortizes over a 25 year period thereafter. The loan may be voluntarily prepaid during the lockout period provided the borrower pays a penalty equal to the sum of the LIBOR Breakage Amount, as defined in the, GE Healthcare Loan Agreement and two percent of the outstanding balance of the loan. The GE Healthcare Loan may be prepaid with no penalty after the expiration of the lockout period, which has expired. Interest payments on the GE Healthcare Loan are due monthly. As of December 31, 2013, we were in compliance with all covenants. The monthly payment on this GE Healthcare Loan is approximately $0.1 million. As of December 31, 2013 and December 31, 2012, we had net borrowings of approximately $28.3 million and $28.5 million under the loan agreement, respectively. During the years ended December 31, 2013 and 2012, we incurred $1.4 million and $0.4 million, respectively, of interest expense related to this loan agreement.

F31

The principal payments due on the loan for each of the four following years ended December 31 are as follows:

Year	Principal Amount
2014	$492,000
2015	523,000
2016	551,000
2017	26,728,000
Subtotal	$28,294,000

General Electric Capital Corporation – Aledo Property

On July 2, 2013, we entered into a loan agreement with GE for a loan (the “Aledo Loan”) in the aggregate principal amount of $5.9 million secured by a first lien security interest in the Heritage Woods of Aledo facility. The Aledo Loan, which bears interest for the first 12 months at 90-day LIBOR plus 4.50%, with a LIBOR floor of 0.50%, matures on July 1, 2018, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the Aledo Loan will become due. The Aledo Loan is interest only for the first 12 months of the loan, and amortizes over a 25 year period with a 6.00% fixed interest rate thereafter. The Aledo Loan may not be prepaid for the first 12 months of the loan. After the 12 months lockout period, the loan may be prepaid without penalty. If certain conditions are met, primarily adding an additional asset to the loan to be cross collateralized with the Heritage Woods of Aledo property, the Company may borrow an additional $0.9 million on the Aledo Loan. As of December 31, 2013, we had net borrowings of approximately $5.9 million under the loan agreement. During the year ended December 31, 2013, we incurred $149,000 of interest expense related to the Aledo Loan.

The principal payments due on the Aledo Loan for each of the five following years ending December 31 are as follows:

Year	Principal Amount
2014	$56,000
2015	119,000
2016	125,000
2017	132,000
2018	5,418,000
Subtotal	$5,850,000

F32

The PrivateBank and Trust Company – Winston-Salem Property

On January 31, 2013, we entered into a loan agreement with The PrivateBank and Trust Company for a loan (the “PB Loan”) in the aggregate principal amount of $7.3 million secured by a first lien security interest in the Danby House facility. The PB Loan, which bears interest at one-month LIBOR plus 4.00%, with a LIBOR floor of 1.00% or the Prime Rate plus 1.75%, with an all-in floor of 5.00%, matures on January 30, 2016, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the PB Loan will become due. The PB Loan amortizes over 25 years, with principal amounts being paid into a sinking fund. The PB Loan may be prepaid with no penalty if refinanced through the U.S. Department of Housing and Urban Development (“HUD”). As of December 31, 2013, we had net borrowings of approximately $7.3 million under the loan agreement. During the year ended December 31, 2013, we incurred $339,000 of interest expense related to the PB Loan.

The principal payments, including payments to be made to the sinking fund, due on the PB loan for each of the three following years ending December 31 are as follows:

Year	Principal Amount
2014	$170,000
2015	179,000
2016	6,926,000
Subtotal	$7,275,000

We intend to refinance this loan with HUD insured debt to be secured by the Danby House property. In the fourth quarter of 2013, we have filed loan applications with HUD and have paid $0.4 million in fees and expenses associated with the refinancing. Such amounts have been capitalized and are included in deferred financing costs on the accompanying consolidated financial statements. While there can be no assurances made with respect to the HUD refinancing, we expect these HUD loans to close in the first quarter of 2014.

The PrivateBank and Trust Company – North Carolina Portfolio

On October 4, 2013, we entered into a loan agreement with The PrivateBank and Trust Company (“North Carolina Loan”) for a loan in the aggregate amount of $11.4 million secured by a first lien security interest in the Carteret House, Hamlet House, and Shelby House properties. The loan, which bears interest at LIBOR, with a floor of 100 basis points, plus a spread of 4.25%, matures on October 3, 2016, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan agreement will become due. The Loan requires that the payment of principal, based on a 25 year amortization schedule, be deposited into a sinking fund. The loan may be prepaid with no penalty if the Properties are refinanced through HUD. Interest payments on the Loan are due monthly. As of December 31, 2013, we had net borrowings of approximately $11.4 million under the loan agreement. During the year ended December 31, 2013, we incurred $148,000 of interest expense related to the North Carolina Loan.

The principal payments, including payments to be made to the sinking fund, due on the North Carolina Loan for each of the three following years ending December 31 are as follows:

Year	Principal Amount
2014	$233,000
2015	245,000
2016	10,922,000
Subtotal	$11,400,000

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

F33

16. Discontinued Operations

Divestitures

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

Real Estate Held for Sale and Disposed

In the fourth quarter of 2011 our board of directors authorized us to actively market the Sherburne Commons property, a VIE that we began consolidating on June 30, 2011 (see Note 10). As of December 31, 2013 and 2012, the property has been classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale and the results of operations for the variable interest entity held for sale have been presented in discontinued operations on the accompanying consolidated statements of operations for all periods presented.

No real estate investments were disposed in 2012.

On December 17, 2012, we became obligated under a purchase and sale agreement to sell our Carter Commerce Center property for a sale price of $1.7 million and recorded an impairment charge of $1.5 million related to this property. On January 30, 2013, we sold our Carter Commerce Center property to Carter Commerce Center, LLC, an unrelated third party, for a sale price of $1.7 million and used $0.6 million of the proceeds to pay down the Wells Fargo loan secured by the property. The property, located at 890 Carter Road, Orlando, Florida, is a 49,125 square feet industrial building we acquired in November 2007.

On December 31, 2012, we became obligated under a purchase and sale agreement to sell our 20100 Western Avenue property for approximately $17.6 million. On January 23, 2013, we sold Western Avenue to MMB Management, LLC, an unrelated third party, for a sale price of $17.6 million and used $8.9 million of the proceeds to pay off the GE loan related to the property. The property is located at 20100 Western Avenue, Torrance, California and is an 116,433 square feet industrial building which we acquired in December 2006.

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

On August 14, 2013, we sold the second of the four Shoemaker Industrial Buildings to an unrelated third party, for $0.5 million in cash and used $0.4 million of the proceeds to pay down the Wells Fargo loan secured by the property. The Shoemaker Industrial building that was sold is located in Santa Fe Springs, California.

On September 6, 2013, we sold the Goldenrod Commerce Center, Hanging Moss Commerce Center, Monroe South Commerce Center and Monroe North Commerce Center properties to an unrelated third party for $24.0 million in cash. The Properties collectively comprise 526,694 square feet of industrial space we acquired from November 2007 through April 2008. We used $11.5 million of the sales proceeds to pay off the Wells Fargo Bank and Transamerica Life Insurance Company loans secured by the properties (see Note 14) and paid a prepayment penalty of $0.4 million related to the Transamerica loan.

F34

On October 28, 2013, we sold the third of four Shoemaker Industrial buildings to an unrelated third party, for $0.6 million in cash. The Shoemaker Industrial Buildings are located in Santa Fe Springs, California.

On November 26, 2013, we sold the last Shoemaker Industrial building to an unrelated third party, for $0.5 million in cash.

The following is a summary of the components of income (loss) from discontinued operations for the years ended December 31, 2013 and 2012:

	2013	2012
Rental revenues, tenant reimbursements and other income	$4,373,000	$6,282,000
Operating expenses, real estate taxes, and interest expense	(4,957,000)	(5,234,000)
Depreciation and amortization	(506,000)	(1,519,000)
Impairment of real estate	(3,368,000)	(2,077,000)
Gain on sales of real estate, net	5,967,000	—
Income (loss) from discontinued operations	$1,509,000	$(2,548,000)

For the years ended December 31, 2013 and 2012, we recorded impairment charges of $3.4 million and $2.1 million, respectively, related to real estate held for sale and these impairment charges are classified in discontinued operations in our consolidated statements of operations for the following properties:

Property	2013	2012
Carter Commerce Center	$—	937,000
Goldenrod Commerce Center	657,000	—
Hanging Moss Commerce Center	1,034,000	—
Monroe Commerce Centers	1,677,000	—
Nantucket	—	1,140,000
	$3,368,000	$2,077,000

The fair values of the properties impaired in 2012 and 2013 were based on offers received for the properties.

F35

The following table presents balance sheet information for the properties classified as held for sale as of December 31:
	2013	2012
Investments in real estate:
Land	$—	$11,525,000
Buildings and improvements, net	—	31,406,000
Intangible lease assets, net	—	32,000
Real estate held for sale, net	$—	$42,963,000
Other assets:
Tenant and other receivables, net	$—	$671,000
Leasing commissions, net	—	481,000
Other assets	—	736,000
Non-real estate assets associated with real estate held for sale	$—	$1,888,000
Assets of variable interest entity held for sale:
Cash and cash equivalents	$124,000	$68,000
Investments in real estate, net	3,905,000	3,905,000
Accounts receivable, inventory and other assets	270,000	291,000
Total Assets	$4,299,000	$4,264,000
Liabilities:
Accounts payable and accrued liabilities	$—	$421,000
Interest payable	—	—
Tenant security deposits	—	497,000
Intangible lease liabilities, net	—	—
Notes payable	—	21,844,000
Liabilities associated with real estate held for sale	$—	$22,762,000
Liabilities of variable interest entity held for sale:
Note payable	$1,332,000	$1,332,000
Loan payable	219,000	222,000
Accounts payable and accrued liabilities	600,000	454,000
Intangible lease liabilities, net	145,000	145,000
Interest payable	473,000	299,000
Liabilities of variable interest entity held for sale	$2,769,000	$2,452,000

Purchase Options
As of December 31, 2013, the Company has a property with a book value of approximately $8.1 million that is subject to a purchase option that becomes exercisable during 2014. The option provides the option holder with the right to purchase the property at increasing exercise price intervals based on elapsed time. The option expires August 13, 2022.

17. Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Historically we have operated in one reportable segment: industrial, which consisted of multi-tenant industrial properties offering a combination of warehouse and office space adaptable to a broad range of tenants and uses typically catering to local and regional businesses. With the acquisitions of healthcare real estate in mid-2012, we began to operate in two reportable segments: industrial and healthcare. Our healthcare segment consists of senior-housing facilities leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We lease our healthcare properties to five different operators, each of which comprise over ten percent of our healthcare segment revenue. The Sherburne Commons property continues to be reported as held for sale (see Note 16) and the results of its operations have been reported in discontinued operations.

F36

As part of our transition strategy, we sold the remaining industrial properties in 2013. Therefore, for the year ended December 31, 2013 and 2012, all the industrial properties have been reclassified as held for sale (see Note 16) and the results of its operations are now all reported in discontinued operations for all periods presented.

18. Subsequent Events

On March 17, 2014, we delivered written notice to the Advisor terminating the Advisory Agreement effective May 16, 2014. We are currently working with our Advisor to develop an orderly transition. On March 27, 2014, we received a letter from a law firm purporting to represent the Advisor and certain of its affiliates which made certain assertions against the Company, its directors and officers. Based upon our examination of these assertions, we believe that these assertions are without merit, and to the extent the Advisor files any formal claims, they will be vigorously defended by the Company.

Beginning in January 2014, the tenant/operator of the Friendship Haven Healthcare and Rehabilitation Center stopped paying rent payments due to us under the lease agreement. On March 18, 2014, We terminated the lease agreement. The Company plans to operate the facility until a long-term lease agreement can be executed with a financially stable tenant/operator. We have initiated preliminary conversations with several prospective replacement tenant/opearators and expect to secure one for the facility by the third quarter of 2014.

F37

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

Date: March 31, 2014	By:	/s/ Kent Eikanas
Kent Eikanas
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2014.

Name	Title

/s/ Kent Eikanas	President
Kent Eikanas	(Principal Executive Officer)

/s/ Dominic J. Petrucci	Chief Financial Officer
Dominic J. Petrucci	(Principal Financial and Accounting Officer)

/s/ Paul Danchik	Director
Paul Danchik

/s/ Daniel L. Johnson	Director
Daniel L. Johnson

F38

EXHIBIT INDEX

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

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

10.2
Amendment No. 1 to the Amended and Restated Advisory Agreement dated as of August 31, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

F39

10.3
Amendment No. 2 to the Amended and Restated Advisory Agreement dated as of November 11, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

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

F40

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

F41

10.21
Loan Agreement, dated November 13 2007, by and among COP-Monroe, LLC, COP-Carter, LLC, COP-Hanging Moss, LLC and COP-Goldenrod, LLC, as borrower, and Wachovia Bank, National Association, as Lender (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 21, 2007).

10.22
Purchase and Sale Agreement by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florid limited liability company, dated November 29, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2007).

10.23
First Amendment to Purchase and Sale Agreement by and between Cornerstone Operating Partnership, L.P. and Realvest-Monroe Commercenter LLC, a Florida limited liability company, dated January 15, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 23, 2008).

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

F42

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

10.39
Purchase and Sale Agreement dated as of June 3, 2011by and between COP-Goldenwest, LLC and the Westminster Redevelopment Agency (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

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

10.42
Purchase and Sale Agreement made as of August 31, 2011, by and between COP-Deer Valley, LLC, COP-Pinnacle Peak, LLC, and Columbia Industrial Properties Midwest, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2011

10.43
Purchase and Sale Agreement dated August 31, 2011 by and between the Company and J3 Harmon, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2011).

10.44
Purchase and Sale Agreement made as of October 26, 2011, by and between COP- South Industrial, LLC and Damar Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2011).

10.45
Purchase and Sale Agreement made as of November 10, 2011, by and between COP- Deer Valley, LLC and COP- Pinnacle Peak, LLC and Buchanan Street Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2011

F43

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

10.50
Indemnification Agreement dated December 29, 2011 by and between the Company and Jody Fouch (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 30, 2012

10.51
Indemnification Agreement dated December 29, 2011 by and between the Company and Daniel Johnson (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 30, 2012).

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

F44

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

10.58
Purchase and Sale Agreement effective June 1, 2012and assigned to SNF, LLC on September 11, 2012 between CHP Friendswood SNF, LLC and Friendswood Realty, LP (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

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

10.64	Cornerstone Healthcare Partners LLC Operating Agreement dated June 11, 2012(incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.65
Purchase and Sale Agreement effective November 12, 2012 by and between Nantucket Acquisition LLC and Northbridge Communities LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012

10.66
Purchase and Sale Agreement dated December 17, 2012 by and between the Company and Terry Wiler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2012).

10.67
Assignment of Option Right Agreement effective December 24, 2012 between Pacific Gardens Estates, LLC and CHP Tigard, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2012).

F45

10.68
Purchase and Sale Agreement dated December 28, 2012by and between the Company and MMB Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2013

10.69
Purchase and Sale Agreement dated as of November 12, 2012 and assigned to Cornerstone Healthcare Real Estate Fund, Inc. on January 31, 2013 between Cornerstone Healthcare Real Estate Fund, Inc. and IP-Winston Salem Health Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2013).

10.70
Term Loan and Security Agreement between The PrivateBank and Trust Company and HP Winston-Salem, LLC dated January 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2013).

10.71
Purchase and Sale Agreement dated December 28, 2012 by and between the Company and MMB Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2013).

10.72
Purchase and Sale Agreement dated as of November 12, 2012 and assigned to Buyer on January 31, 2013 between Cornerstone Healthcare Real Estate Fund, Inc. and IP-Winston Salem Health Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2013).

10.73	Loan agreement between lender and HP Winston-Salem, LLC dated January 31, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 5, 2013).

10.74
Purchase and Sale Agreement effective January 28, 2013 and assigned to Buyer on July 2, 2013 between HP Aledo, LLC and Aledo Senior Housing, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2013).

10.75	Purchase and Sale Agreement dated July 30, 2013 by and between the Company and Hamlet Health Investors, LLC and Newport Health Investors, LLC.

10.76	Purchase and Sale Agreement dated July 30, 2013 by and between the Company and WPC Salem, LLC.

10.77
Purchase and Sale Agreement dated June 6, 2013 by and between the Company and Rio Hondo Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2013).

10.78	Loan Agreement between lender and HP Carteret, LLC, HP Hamlet, LLC, and HP Shelby, LLC dated October 4, 2013.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

F46