Form 10-Q
period 2014-03-31
Summit Healthcare REIT, Inc
filed 2014-05-15
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52566

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

(Exact name of registrant as specified in its charter)

MARYLAND	73-1721791
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 SOUTH POINTE DRIVE, LAKE FOREST, CA	92630
(Address of principal executive offices)	(Zip Code)

800-978-8136

(Registrant’s telephone number, including area code)

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

As of May 15, 2014 we had 23,028,285 shares issued and outstanding.

1

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,500,000	$10,538,000
Real estate properties (certain assets held in variable interest entity):
Land	6,502,000	6,502,000
Buildings and improvements, net	62,845,000	63,358,000
Furniture and fixtures, net	5,138,000	5,454,000
Real estate properties, net	74,485,000	75,314,000
Notes receivable	208,000	208,000
Deferred cost and deposits	114,000	114,000
Deferred financing costs, net	976,000	1,023,000
Receivable from related parties	3,000	—
Tenant and other receivables, net	969,000	1,173,000
Restricted cash	745,000	646,000
Deferred leasing commission, net	1,980,000	2,389,000
Other assets, net	211,000	299,000
Assets of variable interest entity held for sale	4,205,000	4,299,000
Total assets	$94,396,000	$96,003,000

LIABILITIES AND STOCKHOLDERS EQUITY

Accounts payable and accrued liabilities	$1,158,000	$972,000
Payable to related parties	52,000	175,000
Prepaid rent and deferred revenue	161,000	32,000
Security deposits	1,399,000	1,774,000
Liabilities (certain liabilities held in variable interest entity):
Loan payable	52,730,000	52,819,000
Liabilities of variable interest entity held for sale	2,779,000	2,769,000
Total liabilities	58,279,000	58,541,000
Commitments, contingencies and subsequent events
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2014 and December 31, 2013
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,028,285 shares issued and outstanding at March 31, 2014 and December 31, 2013	23,000	23,000
Additional paid-in capital	117,226,000	117,226,000
Accumulated deficit	(78,335,000)	(77,096,000)
Total stockholders’ equity	38,914,000	40,153,000
Noncontrolling interest	(2,797,000)	(2,691,000)
Total equity	36,117,000	37,462,000
Total liabilities and equity	$94,396,000	$96,003,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental revenues	$1,736,000	$1,285,000
Tenant reimbursements and other income	202,000	102,000
Interest income from notes receivable	4,000	13,000
	1,942,000	1,400,000
Expenses:
Property operating costs	348,000	143,000
General and administrative	670,000	1,032,000
Asset management fees and expenses	205,000	297,000
Real estate acquisition costs	4,000	136,000
Depreciation and amortization	1,238,000	460,000
Reserve for excess advisor obligation	189,000	—
	2,654,000	2,068,000
Operating loss	(712,000)	(668,000)

Other income and (expense):
Interest expense	(707,000)	(451,000)
Loss from continuing operations	(1,419,000)	(1,119,000)

Discontinued operations:
(Loss) income	(165,000)	7,000
Gain on sales of real estate	—	4,051,000
Income (loss) from discontinued operations	(165,000)	4,058,000

Net income (loss)	(1,584,000)	2,939,000
Noncontrolling interests’ share in losses	345,000	279,000
Net income (loss) attributable to common shares	$(1,239,000)	$3,218,000
Basic and diluted income (loss) per common share
Continuing operations	$(0.06)	$(0.05)
Discontinued operations	0.01	0.19
Net income (loss) applicable to common shares	$(0.05)	$0.14

Weighted average shares used to calculate basic and diluted net loss per common share	23,028,285	23,028,285

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2014

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2014	23,028,285	$23,000	$117,226,000	$(77,096,000)	$40,153,000	$(2,691,000)	$37,462,000
Dividends paid to noncontrolling interests	—	—	—	—	—	(18,000)	(18,000)
Noncontrolling interest contribution	—	—	—	—	—	257,000	257,000
Net loss	—	—	—	(1,239,000)	(1,239,000)	(345,000)	(1,584,000)
Balance — March 31, 2014	23,028,285	$23,000	$117,226,000	$(78,335,000)	$38,914,000	$(2,797,000)	$36,117,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,584,000)	$2,939,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred financing costs	47,000	35,000
Depreciation and amortization	1,238,000	713,000
Straight-line rents and amortization of above/below market rents	65,000	(129,000)
Bad debt expense	37,000	—
Gain on sales of real estate	—	(4,051,00)
Change in operating assets and liabilities:
Tenant and other receivables, net	72,000	279,000
Prepaid and other assets	134,000	165,000
Preferred leasing commission	—	(247,000)
Restricted cash	(99,000)	120,000
Prepaid rent, security deposit and deferred revenues	(247,000)	55,000
Receivables from related parties	(123,000)	(101,000)
Deferred costs and deposits	—	8,000
Accounts payable and accrued expenses	222,000	(41,000)
Net cash used in operating activities	(238,000)	(255,000)

Cash flows from investing activities
Deferred acquisition costs	(1,000)	(9,821,000)
Real estate improvements	(2,000)	(5,000)
Proceeds from real estate dispositions	—	17,817,000
Net cash (used in) provided by investing activities	(3,000)	7,991,000

Cash flows from financing activities:
Proceeds from issuance of loan payable	—	7,275,000
Security deposits refunded/received, net	3,000	13,000
Repayment of loans payable	(118,000)	(9,715,000)
Non-controlling interest contribution	257,000	151,000
Distributions paid to non-controlling interests	(18,000)	(23,000)
Deferred financing costs	—	(79,000)
Net cash (used in) provided by financing activities	124,000	(2,378,000)
Net (decrease) increase in cash and cash equivalents	(117,000)	5,358,000
Cash and cash equivalents - beginning of period	10,662,000	1,067,000
Cash and cash equivalents - end of period (including cash of VIE)	10,545,000	6,425,000
Less cash and cash equivalents of VIE held for sale – end of period (see Note 10)	(45,000)	(16,000)
Cash and cash equivalents – end of period	$10,500,000	$6,409,000

NON CASH INVESTING AND FINANCING
Supplemental disclosure of cash flow information:
Cash paid for interest	$521,000	$558,000
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	$—	4,000
Accrued real estate improvements	$—	$12,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc., (formerly Cornerstone Core Properties REIT, Inc.) a Maryland Corporation, was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries (including variable interest entities) except where the context otherwise requires. Until April 1, 2014 and subject to certain restrictions and limitations, our business was managed pursuant to an advisory agreement (the “Advisory Agreement”) with, Cornerstone Realty Advisors, LLC (“CRA”), a Delaware limited liability company that was formed on November 30, 2004. See subsequent event footnote 18.  Beginning April 1, 2014 the Company became self-managed and hired employees to directly manage its operations.

Cornerstone Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership, was formed on November 30, 2004. At March 31, 2014, we owned a 99.88% general partner interest in the Operating Partnership while CRA owned a 0.12% limited partnership interest. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. These financial statements include consolidation of a variable interest entity (“VIE”) that is currently classified as held for sale (see Note 10). All intercompany accounts and transactions have been eliminated in consolidation.

We formed Cornerstone Healthcare Partners LLC (“CHP LLC”) with Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. We own 95% of CHP LLC, with the remaining 5% owned by CHREF. As CHP LLC’s equity holders have voting rights disproportionate to their economic interests in the entity, CHP LLC is considered to be a VIE. We have a controlling financial interest in CHP LLC because we have the power to direct the activities of the VIE that most significantly impact its economic performance and we have the obligation to absorb the VIE’s losses and the right to receive benefits from the VIE. Consequently, we are deemed to be the primary beneficiary of the VIE, and therefore have consolidated the operations of the VIE beginning in the third quarter of 2012.

In the third quarter of 2013, as part of our strategy to raise new property level joint venture equity capital to support growth and diversify operator, geographic and other risks, we caused CHP LLC to sell a portion of its interests in the JV Properties to third party investors. Proceeds from the sale of interests in these JV Properties were $0.9 million as of March 31, 2014, of which we received $0.9 million and CHREF received $41,000. At March 31, 2014, we owned a 89.0% interest in the JV Properties, CHREF, an affiliate of CRA, owned a 4.7% interest and third party investors owned 6.4%. The CHP, LLC offering has been terminated.

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, CHP, LLC (of which the Company owns 95%) and Nantucket Acquisition LLC, a variable interest entity (see Note 10). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial information reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2013 Annual Report on Form 10-K as filed with the SEC on March 31, 2014. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This standard changes the requirements for reporting discontinued operations by raising the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.

This standard is effective for the Company on a prospective basis for annual periods beginning on January 1, 2015 and interim periods within that year. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company is still evaluating the impact of this new standard but does not expect it to have a material effect on the Consolidated Financial Statements, when adopted.

Reclassifications

Certain amounts in the Company’s Condensed Consolidated Financial Statements for prior periods have been reclassified to conform to the current period presentation. Assets held for sale, and related liabilities, have been reclassified in the Company’s Condensed Consolidated Balance Sheets, and the operating results of those assets, including assets sold, have been reclassified from continuing to discontinued operations for all periods presented.

3. Fair Value Measurements of Financial Instruments

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

As of March 31, 2014 and December 31, 2013, the fair value of notes receivable was $0.3 million compared to the carrying value of $0.2 million as of both dates. The fair value of notes receivable was estimated by discounting the expected cash flows at current market rates at which management believes similar loans would be made. To estimate fair value at March 31, 2014, we discounted the expected cash flows using a rate of 10.00%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of March 31, 2014 and December 31, 2013, the fair value of notes payable was $52.7 million and $52.9 million compared to the carrying value of $52.7 million and $52.8 million, respectively. The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value at March 31, 2014, we utilized a discount rate of 5.25%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes payable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances (see Note 4). No impairments were recorded during the three months ended March 31, 2014.

At March 31, 2014 and December 31, 2013, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

4. Investments in Real Estate

As of March 31, 2014, our portfolio consists of eleven properties which were 100.0% leased. The following table provides summary information regarding our properties.

Property (1)	Location	Date Purchased	Square Footage	Purchase Price	Debt	Mar. 31, 2014 % Leased

Healthcare:
Sheridan Care Center	Sheridan, OR	August 3, 2012	13,912	$4,100,000	$2,776,000	100.0%
Fern Hill Care Center	Portland, OR	August 3, 2012	13,344	4,500,000	2,974,000	100.0%
Farmington Square	Medford, OR	September 14, 2012	32,557	8,500,000	5,750,000	100.0%
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	56,968	15,000,000	10,608,000	N/A (2)
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	25,082	8,140,000	6,097,000	100.0%
Danby House	Winston-Salem, NC	January 31, 2013	26,703	9,700,000	7,275,000	100.0%
Heritage Woods of Aledo	Aledo, IL	July 2, 2013	49,420	8,625,000	5,850,000	100.0%
The Shelby House	Shelby, NC	October 4, 2013	23,074	4,500,000	3,375,000	100.0%
The Hamlet House	Hamlet, NC	October 4, 2013	34,638	6,500,000	4,830,000	100.0%
The Carteret House	Newport, NC	October 4, 2013	29,570	4,300,000	3,195,000	100.0%
Redding Assisted Living	Redding, CA	December 18, 2013	26,081	3,500,000	—	100.0%
Total Healthcare:			331,349	$77,365,000	$52,730,000	100.0%

(1)	The above table excludes Sherburne Commons Residences, LLC (“Sherburne Commons”), VIE for which we became the primary beneficiary and began consolidating its financial results as of June 30, 2011. As of October 19, 2011, Sherburne Commons was classified as held for sale (See Note 16).

(2)	We terminated the lease with the operator of this facility on March 17, 2014 and became the licensed operator of the facility on May 1, 2014 through a wholly- owned taxable REIT subsidiary (see Note 18).

As of March 31, 2014, adjusted cost and accumulated depreciation and amortization related to investments in real estate, including the CHP LLC acquisitions, and excluding assets of variable interest entity held for sale, were as follows:

Healthcare	Land	Buildings and Improvements	Furniture and Fixture	Total
Investments in real estate	$6,502,000	$65,046,000	$6,393,000	$77,941,000
Less: accumulated depreciation and amortization	—	(2,201,000)	(1,255,000)	(3,456,000)
Net investments in real estate	$6,502,000	$62,845,000	$5,138,000	$74,485,000

Impairments

We conduct a comprehensive review of our real estate assets for impairment. We recorded no impairment charges related to properties held and used for the three months ended March 31, 2014 and 2013.

Real Estate Held for Sale

We sold our remaining industrial assets in 2013. Consequently, we reclassified these properties to real estate held for sale and their financial operations activity to discontinued operations for the first quarter of 2013. When assets are classified as held for sale, they are recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. For the quarters ended March 31, 2014 and 2013, we recorded no recoveries or impairments to real estate held for sale.

See Note 16 for discussion of amounts recorded in discontinued operations.

Leasing Commissions

Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of March 31, 2014 and December 31, 2013, the unamortized balance of capitalized leasing commissions was $2.0 million and $2.4 million, respectively. The amortization of Friendswood’s leasing commission was accelerated due to the lease termination on March 16, 2014. Amortization expense for the three months ended March 31, 2014 and 2013 was $409,000 and $32,000, respectively.

5. Allowance for Doubtful Accounts

Allowance for doubtful accounts was $37,000 and $0 as of March 31, 2014 and December 31, 2013, respectively.

6. Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily notes receivable and the note receivable from related party. Refer to Notes 7 and 8 with regard to credit risk evaluation of notes receivable and the note receivable from related party, respectively. Our cash is generally invested in investment-grade short-term instruments. As of March 31, 2014 we had cash accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of March 31, 2014, excluding the Sherburne Commons VIE, we owned one property in California, four properties in Oregon, one property in Texas, one property in Illinois and four properties in North Carolina. Accordingly, there is a geographic concentration of risk subject to economic and regulatory conditions in Oregon and North Carolina.

7. Notes Receivable

As of March 31, 2014 and December 31, 2013, the note receivable had a net balance of $0.2 million. Our policy is to recognize interest income for the reserved loan on a cash basis. For the quarters ended March 31, 2014 and 2013, interest income related to the note receivable was $4,000 and $13,000, respectively. The note was paid in full on May 2, 2014.

8. Note Receivable from Related Party (eliminated in consolidation)

This represents a note receivable from the participating first mortgage loan to Nantucket Acquisition LLC (“Nantucket”), a Delaware limited liability company owned and managed by Cornerstone Ventures Inc., an affiliate of CRA. We have not recorded interest income on this loan since October of 2010.

For our financial reporting purposes, Nantucket is considered a VIE as we are the primary beneficiary due to our enhanced ability to direct the activities of the VIE. Therefore, we have consolidated the operations since June 30, 2011 and, accordingly, eliminated the note receivable from related party in consolidation (see Note 10). As of October 19, 2011, the Sherburne Commons property met the requirements for reclassification to real estate held for sale. Consequently, the related assets and liabilities of the property are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale, respectively, on our condensed consolidated balance sheets. Operating results for the property have been reclassified to discontinued operations on our condensed consolidated statements of operations for all periods presented.

For the three months ended March 31, 2014 and 2013, the note receivable balance increased by $59,000 and $142,000, respectively, to provide funds to meet Sherburne Commons’ operating shortfalls. Additional future disbursements to fund the operating shortfalls may be required while efforts are made to sell the property. The following table reconciles the note receivable from Nantucket Acquisition from January 1, 2014 to March 31, 2014 and from January 1, 2013 to March 31, 2013:

11

	2014	2013
Balance at January 1,	$—	$—
Additions:
Additions to note receivable from related party	59,000	142,000
Deductions:
Repayments of note receivable from related party	—	—
Elimination of balance in consolidation of VIE	(59,000)	(142,000)

Balance at March 31,	$—	$—

9. Receivable from Related Party

The receivable from related party primarily consists of the “excess organization and offering costs” (defined below) paid to CRA related to our follow-on offering which terminated on June 10, 2012, operating costs reimbursed to CRA that exceed limits set forth in our charter, excess reimbursements for direct expenses paid to CRA, and excess asset management fees paid to CRA.

According to our Advisory Agreement, within sixty days after the end of the month in the offering terminates, CRA is obligated to reimburse us the organization and offering expenses that exceed 3.5% of our offering gross proceeds. Consequently, we recorded a receivable from CRA for $1.0 million related to the organization and offering expenses related to our primary and secondary stock offerings, but reserved the full amount based on our collectability analysis. As of March 31, 2014, the balance of this receivable was $0.7 million, gross before full reserve. CRA has repaid varying amounts against this receivable quarterly during 2013, but no repayment occurred in the first quarter of 2014 (see Note 13).

Our total operating expenses are limited to certain amounts as defined in our charter. For the four fiscal quarters ended March 31, 2014, our total operating expenses exceded such limit by $1.7 million. We recorded this excess as receivable from related party on our March 31, 2014 Condensed Consolidated Balance Sheet and reserved for the entire amount due to the uncertainty of collectibility (see Note 13).

We over reimbursed CRA $189,000 for various operating expenses in the first quarter of 2014. We recorded this receivable as receivable from related party and reserved for the entire amount due to uncertainty of collection.

Additionally we over paid CRA $32,000 for asset management fees in 2013 and 2014. We recorded this amount as receivable from related party and reserved for the entire amount due to uncertainty of collectibility.

10. Consolidation of Nantucket Variable Interest Entity

As of March 31, 2014 and December 31, 2013, we had a variable interest in a VIE in the form of a note receivable from Nantucket Acquisition in the amount of $9.5 million and $9.4 million, respectively (see Note 8).

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

As of March 31, 2014 and December 31, 2013, adjusted cost, net of accumulated depreciation and amortization related to real estate and related intangible lease assets and liabilities of the VIE held for sale were as follows:

	Buildings and Improvements	Acquired Above Market Leases	In-Place Lease Value	Acquired Below-Market Leases
Net investments in real estate and related intangible lease assets (liabilities) of VIE held for sale	$688,000	$3,172,000	$45,000	$(145,000)

11. Payable to Related Parties

Payables to related parties consists of asset management fees and expense reimbursement payable. On March 17, 2014, we delivered written notice to CRA terminating the Advisory Agreement effective May 16, 2014. We attempted to effectuate an orderly transition with CRA. However, on April 1, 2014, CRA and certain of its affiliates filed suit in Orange County (CA) Superior Court containing certain assertions against the Company, its directors and officers. Filing of this claim and lack of cooperation by CRA has effectively accelerated termination of the Advisory Agreement as of the date of the filed claim.  Based upon our examination of these assertions, we believe that these assertions are without merit, and the Company will vigorously defended itself, its directors and officers against these claims (see Note 18).  Additionally, when CRA provides certain supporting documentation to us, we will evaluate if any further amounts are due to CRA.  We believe that net amounts currently owed to the Company by CRA exceed any amounts that may be due to CRA.  However, we currently have limited ability to evaluate the collectability of such amounts, so they have accordingly been fully reserved.

12. Equity

Common Stock

As of March 31, 2014 and December 31, 2013, we had cumulatively issued 20.9 million shares of common stock for a total of $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. We are not currently offering our shares of common stock for sale.

Distributions

Our distribution reinvestment plan was suspended indefinitely effective December 2010. At this time, we cannot provide any assurance as to if or when we will resume our distribution reinvestment plan. Consequently, we did not pay any distributions to stockholders for the three months ended March 31, 2014 and 2013.

Stock Repurchase Program

Our board of directors suspended repurchases under the program effective December 31, 2010. At this time, we can make no assurance as to when and on what terms repurchases will resume.

13. Related Party Transactions

Related party transactions relate to fees paid and costs reimbursed to CRA for services rendered to us.

Prior to the Company terminating the Advisory Agreement and continuing through March 31, 2014, the Company had no employees. CRA was primarily responsible for managing our business affairs and carrying out the directives of our board of directors. The Advisory Agreement entitled CRA to specified fees upon the provision of certain services with regard to the investment of funds in real estate projects, among other services, as well as reimbursement of certain costs and expenses incurred by CRA in providing services to us.  Specific fees formerly available to CRA due to provisions in the Advisory Agreement are described below.

Advisory Agreement

Under the terms of the Advisory Agreement, CRA will use commercially reasonable efforts to present to us investment opportunities to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors. The Advisory Agreement calls for CRA to provide for our day-to-day management and to retain property managers and leasing agents, subject to the authority of our board of directors, and to perform other duties.

The fees and expense reimbursements payable to CRA under the Advisory Agreement are described below. As discussed below, we amended the Advisory Agreement on July 31, 2012.

Organizational and Offering Costs - Organizational and offering costs of our Offerings have been paid by CRA on our behalf and have been reimbursed to CRA from the proceeds of our Offerings. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our Offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse CRA for all marketing-related costs and expenses such as salaries and direct expenses of employees of CRA and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our shares; (iii) the costs of conducting our training and education meetings; (iv) the costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. In no event will we have any obligation to reimburse CRA for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from our Primary Offering and Follow-On Offering. At times during our offering stage, before the maximum amount of gross proceeds has been raised, the amount of organization and offering expenses that we incur, or that CRA and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised.

Inception to date as of March 31, 2014, CRA and its affiliates have incurred on our behalf organizational and offering costs totaling $5.6 million including $0.1 million that was expensed and $5.5 million which reduced net proceeds of our Offerings. Of the $5.5 million amount, $4.4 million reduced the net proceeds of our Primary Offering and $1.1 million reduced the net proceeds of our Follow-On Offering.

On June 10, 2012, our Follow-on Offering terminated. Our Advisory Agreement provides for reimbursement by CRA for organizational and offering costs in excess of 3.5% of the gross proceeds from our Primary Offering and Follow-On Offering. Under the Advisory Agreement, within 60 days after the end of the month in which our Follow-on Offering terminates, CRA is obligated to reimburse us to the extent that the organization and offering expenses related to our Follow-on Offering borne by us exceeds 3.5% of the gross proceeds of the Follow-on Offering. As of June 10, 2012, we had reimbursed CRA a total of $1.1 million in organizational and offering costs related to our Follow-on Offering, of which $1.0 million was in excess of the contractual limit. Consequently, in the second quarter of 2012, we recorded a receivable from CRA for $1.0 million reflecting the excess reimbursement. However, based on our evaluation of various factors related to collectability of this receivable, we reserved the full amount of the receivable. As of March 31, 2014, the balance of this receivable was $0.7 million, gross of full reserve. CRA has repaid varying amounts against this receivable quarterly during 2013, but no repayment occurred in the first quarter of 2014 (see Note 9).

Acquisition Fees and Expenses - In the third quarter of 2012, we amended our Advisory Agreement to change the acquisition fee payable to CRA from an amount equal to 2.0% of the gross proceeds raised from our Offerings to an amount not to exceed 2.0% of the purchase price of an acquired property. For the quarters ended March 31, 2014 and 2013, CRA earned $0 and $0.1 million of acquisition fees. These fees are included in real estate acquisition costs on our Condensed Consolidated Statements of Operations.

Management Fees and Expenses - Under the amended Advisory Agreement, the asset management fee payable by us to CRA shall be one-twelfth of 0.75% of our Average Invested Assets, as defined. For the quarters ended March 31, 2014 and 2013, CRA earned $0.2 million of asset management fees which were expensed and included in asset management fees and expenses in our condensed consolidated statements of operations.

In addition, we reimburse CRA for the direct and indirect costs and expenses incurred by CRA in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf. For the quarters ended March 31, 2014 and 2013, CRA reimbursed $36,000 and $74,000, respectively, of such direct and indirect costs and expenses on our behalf, which are included in asset management fees and expenses in our consolidated statements of operations.

In 2013 and 2014, we over paid CRA $32,000 for asset management fees. We have recorded this amount as receivable from related party on our March 31, 2014 Condensed Consolidated Balance Sheet and reserved for the entire amount due to the uncertainty of collectibility.

Operating Expenses - The Advisory Agreement provides for reimbursement of CRA’s direct and indirect costs of providing administrative and management services to us. For the quarters ended March 31, 2014 and 2013, $0.2 million and $0.3 million of such costs were reimbursed and are included in general and administrative expenses in our consolidated statements of operations. For certain of the expenses billed to the Company by CRA and paid, we have determined that the Company paid $189,000 in excess operating expense reimbursements to CRA. Accordingly, we have recorded this receivable from CRA and recorded a reserve for the entire amount due to the uncertainty of collectibility.

Pursuant to provisions contained in our charter and in our Amended and Restated Advisory Agreement with CRA, our board of directors has the ongoing responsibility of limiting our total operating expenses for the trailing four consecutive quarters to amounts that do not exceed the greater of 2% of our average invested assets or 25% of our net income, calculated in the manner set forth in our charter, unless a majority of the directors (including a majority of the independent directors) has made a finding that, based on unusual and non-recurring factors that they deem sufficient, a higher level of expenses is justified (the “2%/25% Test”). In the event that a majority of the directors (including a majority of the independent directors) does not determine that such excess expenses are justified, CRA must reimburse to us the amount of the excess expenses paid or incurred (the “Excess Amount”).

For the four-fiscal-quarter period ended March 31, 2014, our total operating expenses again exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $3.7 million and incurred an Excess Amount of approximately $1.7 million during the four-fiscal-quarters ended March 31, 2014. Our Board of Directors, including a majority of our independent directors, has determined not to waive this Excess Amount and therefore such Excess Amount is due to the Company from CRA. Accordingly, we have recorded this receivable and reserved for the entire amount due to the uncertainty of collectability.

Property Management and Leasing Fees and Expenses. The Advisory Agreement provides that if we retain CRA or an affiliate to manage and lease some of our properties, we will pay a market-based property management fee or property leasing fee, which may include reimbursement of CRA’s or affiliate’s personnel costs and other costs of managing the properties. For the quarters ended March 31, 2014 and 2013, CRA earned approximately $42,000 and $36,000 respectively, of such property management fees. On July 31, 2012, we executed a Property Management and Leasing Agreement with CRA pursuant to which it will perform property management and leasing services with respect to our healthcare properties. This agreement stipulates that when CRA identifies tenants and negotiates a lease on our behalf for the healthcare properties, we will pay to CRA a market based leasing fee. For the quarters ended March 31, 2014 and 2013, CRA earned approximately $0 million and $0.2 million of leasing fees, respectively. These costs are included in property operating and maintenance expenses in our consolidated statements of operations.

Disposition Fee - The Amended and Restated Advisory Agreement provides that if CRA or its affiliates provide a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay CRA or such affiliate a disposition fee up to 1% of the sales price of such property or properties upon closing. This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. For the quarters ended March 31, 2014 and 2013 CRA earned $0 and $0.4 million, respectively, of such disposition fees.

Subordinated Participation Provisions - CRA is entitled to receive a subordinated participation upon the sale of our properties, listing of our common stock or termination of CRA. For the quarters ended March 31, 2014 and 2013, we did not incur any subordinated participation fees, nor do we anticipate there will be any earned in the future based upon the Advisory Agreement termination.

Dealer Manager Agreement

Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of CRA, was the dealer manager for our initial and follow-on public offerings, prior to our follow-on offering expiring on June 10, 2012. The dealer manager agreement with PCC effectively terminated on November 23, 2010 pursuant to the terms of that agreement.

14. Notes Payable

We have total debt obligations of $52.7 million that will mature between 2016 and 2018. In connection with our notes payable, we incurred and capitalized financing costs totaling $1.2 million and $0.9 million, as of March 31, 2014 and 2013, respectively. These financing costs have been capitalized and are being amortized over the life of their respective financing agreements. During the quarters ended March 31, 2014 and 2013, $47,000 and $35,000, respectively, of deferred financing costs were amortized and included in interest expense in our consolidated statements of operations.

Wells Fargo Bank, National Association

In the first quarter of 2013, we sold the Carter property for cash proceeds of $1.7 million and used $0.6 million to pay down the loan with Wells Fargo Bank, National Association (“Wells Fargo”). In the third quarter of 2013, we sold two of the four Shoemaker Industrial buildings, Goldenrod Commerce Center, Hanging Moss Commerce Center, Monroe South Commerce Center and Monroe North Commerce Center for $24.0 million in cash and used $5.6 million of the proceeds to pay off the Wells Fargo loan in its entirety. During the quarter ended March 31, 2013, we incurred $52,000 of interest expense, respectively.

Transamerica Life Insurance Company

The Transamerica Life Insurance Company (“Transamerica”) loan agreement was secured by the Monroe North Commerce Center Property. On September 6, 2013, we sold this property, along with three other industrial properties, and used $6.7 million of the net proceeds to pay-off the Transamerica loan principal balance of $6.3 million and a prepayment penalty fee of $0.4 million. During the quarter ended March 31, 2013, we incurred $95,000 of interest expense related to this loan, respectively.

General Electric Capital Corporation – Western Property

On January 23, 2013, we sold the 20100 Western Avenue property for cash proceeds of $17.6 million and paid off the entire balance of the Western Loan. During the quarter ended March 31, 2013, we incurred $26,000 of interest expense related to this loan agreement.

General Electric Capital Corporation – Healthcare Properties

On September 13, 2012, we entered into a loan agreement with General Electric Capital Corporation (“GE Healthcare Loan”) for a loan in the aggregate amount of $16.5 million secured by security interests in the Medford Facility and Galveston Facility. Additionally, we used part of the loan proceeds to repay $5.8 million of seller financing on the Fernhill and Sheridan properties. On December 21, 2012, we amended the loan agreement with General Electric Capital Corporation entered into on September 13, 2012 for an additional loan in the amount of $6.15 million secured by the Pacific property. The loan bears interest at LIBOR (London Interbank Offer Rate), with a floor of 50 basis points, plus a spread of 4.50%, and matures on September 12, 2017, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan agreement will become due. The GE Healthcare Loan was interest-only for the first twelve months (known as the “lockout period”) and amortizes over a 25 year period thereafter. The loan may be voluntarily prepaid during the lockout period provided the borrower pays a penalty equal to the sum of the LIBOR Breakage Amount, as defined in the loan agreement and two percent of the outstanding balance of the loan. The loan may be prepaid with no penalty after the expiration of the lockout period, which has expired. Interest payments on the loan are due monthly. As of March 31, 2014, we are in technical default of the loan covenant requiring a minimum lease coverage and occupancy as specified by the Friendswood Facility lease. We expect a large portion of this loan to be refinanced with HUD in the third quarter of 2014. General Electric Capital Corporation has agreed to continue to hold a note secured by the Friendswood Facility. The monthly payment on the loan is $0.1 million. As of March 31, 2014 and December 31, 2013, we had net borrowings of $28.2 million and $28.3 million under the loan agreement, respectively. During the quarters ended March 31, 2014 and 2013, we incurred $0.4 million of interest expense related to this loan agreement.

The principal payments due on the loan for the period from April 1, 2014 to December 31, 2014, and for each of the four following years ended December 31 are as follows:

Year	Principal Amount
April 1, 2014 to December 31, 2014	$404,000
2015	523,000
2016	551,000
2017	26,727,000
Subtotal	$28,205,000

We intend to refinance this loan with HUD insured debt to be secured by the Medford, Galveston, Fernhill, Sheridan and Pacific properties. In the fourth quarter of 2013, we filed loan applications with HUD and have paid $0.4 million in fees and expenses associated with the refinancing. Such amounts have been capitalized and are included in deferred financing costs on the accompanying consolidated financial statements. While there can be no assurances made with respect to the HUD refinancing, we expect these HUD loans to close in the third quarter of 2014.

General Electric Capital Corporation – Aledo Property

On July 2, 2013, we entered into a loan agreement with GE for a loan (the “Aledo Loan”) in the aggregate principal amount of $5.9 million secured by a first lien security interest in the Heritage Woods of Aledo facility. The Aledo Loan, which bears interest at 90-day LIBOR plus 4.50%, with a LIBOR floor of 0.50%, matures on July 1, 2018, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the Aledo Loan will become due. The Aledo Loan is interest only for the first 12 months of the loan, and amortizes over a 25 year period with a 6.00% fixed interest rate thereafter. The Aledo Loan may not be prepaid for the first 12 months of the loan. After the 12 month lockout period, the loan may be prepaid without penalty. If certain conditions are met, primarily adding an additional asset to the loan to be cross collateralized with the Heritage Woods of Aledo property, the Company may borrow an additional $0.9 million on the Aledo Loan. As of March 31, 2014 and December 31, 2013, we had net borrowings of $5.9 million under the loan agreement. During the quarter ended March 31, 2014, we incurred $73,000 of interest expense related to the Aledo Loan.

The principal payments due on the loan for the period from April 1, 2014 to December 31, 2014, and for each of the four following years ended December 31 are as follows:

Year	Principal Amount
April 1, 2014 to December 31, 2014	$56,000
2015	119,000
2016	125,000
2017	132,000
2018	5,418,000
Subtotal	$5,850,000

The PrivateBank and Trust Company – Winston-Salem Property

On January 31, 2013, we entered into a loan agreement with The PrivateBank and Trust Company for a loan (the “PB Loan”) in the aggregate principal amount of $7.3 million secured by a first lien security interest in the Danby House facility. The PB Loan, which bears interest at one-month LIBOR plus 4.00%, with a LIBOR floor of 1.00% or the Prime Rate plus 1.75%, with an all-in floor of 5.00%, matures on January 30, 2016, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the PB Loan will become due. The PB Loan amortizes over 25 years, with principal amounts being paid into a sinking fund. The PB Loan may be prepaid with no penalty if refinanced through the U.S. Department of Housing and Urban Development (“HUD”). As of March 31, 2014 and December 31, 2013, we had net borrowings of $7.3 million under the loan agreement. During the quarters ended March 31, 2014 and 2013, we incurred $92,000 and $61,000 of interest expense related to the PB Loan. As of March 31, 2014, we are in technical default of the loan covenant requiring a minimum lease coverage ratio and are working with the tenant/operator of the Danby House facility to cure the default.

The principal payments due on the loan for the period from April 1, 2014 to December 31, 2014, and for each of the four following years ended December 31 are as follows:

Year	Principal Amount
April 1, 2014 to December 31, 2014	$128,000
2015	179,000
2016	6,968,000
Subtotal	$7,275,000

We intend to refinance this loan with HUD insured debt to be secured by the Danby House property. In the fourth quarter of 2013, we filed loan applications with HUD and have paid $0.4 million in fees and expenses associated with the refinancing. Such amounts have been capitalized and are included in deferred financing costs on the accompanying consolidated financial statements. While there can be no assurances made with respect to the HUD refinancing, we expect these HUD loans to close in the third quarter of 2014.

The PrivateBank and Trust Company – North Carolina Portfolio

On October 4, 2013, we entered into a loan agreement with The PrivateBank and Trust Company (“North Carolina Loan”) for a loan in the aggregate amount of $11.4 million secured by a first lien security interest in the Carteret House, Hamlet House, and Shelby House properties. The loan, which bears interest at LIBOR, with a floor of 100 basis points, plus a spread of 4.25%, matures on October 3, 2016, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan agreement will become due. The Loan requires that the payment of principal, based on a 25 year amortization schedule, be deposited into a sinking fund. The loan may be prepaid with no penalty if the loan is refinanced through HUD. Interest payments on the Loan are due monthly. As of March 31, 2014 and December 31, 2013, we had net borrowings of $11.4 million under the loan agreement. During the quarter ended March 31, 2014, we incurred $0.2 million of interest expense related to the North Carolina Loan.

The principal payments due on the loan for the period from April 1, 2014 to December 31, 2014, and for each of the four following years ended December 31 are as follows:

Year	Principal Amount
April 1, 2014 to December 31, 2014	$175,000
2015	245,000
2016	10,980,000
Subtotal	$11,400,000

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

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial condition, results of operations and cash flows. We are subject to contingent losses related to the notes receivable and note receivable from related party. For further details see Notes 7 and 8. We are also subject to contingent losses resulting from litigation against the Company. On April 1, 2014, CRA and an affiliate filed a complaint in the Superior Court of California for the County of Orange against the Company, its directors and two of its officers, seeking declaratory and injunctive relief and compensatory and punitive damages. The Company believes that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself (see Note 18).

16. Discontinued Operations

Divestitures

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

Real Estate Held for Sale and Disposed

In the fourth quarter of 2011 our board of directors authorized us to actively market the Sherburne Commons property, a VIE that we began consolidating on June 30, 2011 (see Note 10). As of March 31, 2014 and December 31, 2013, the property has been classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale and the results of operations for the variable interest entity held for sale have been presented in discontinued operations on the accompanying consolidated statements of operations for all periods presented.

No real estate investments were disposed of in 2014.

Purchase Options

As of March 31, 2014, the Company has a property with a book value of approximately $8.1 million that is subject to a purchase option that becomes exercisable on September 14, 2014. The option provides the option holder with the right to purchase the property at increasing exercise price intervals based on elapsed time. The option expires August 13, 2022.

The following is a summary of the components of (loss) income from discontinued operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014	2013

Rental revenues, tenant reimbursements and other income	$554,000	$1,342,000
Operating expenses and real estate taxes	(719,000)	(1,082,000)
Depreciation and amortization	—	(253,000)
Impairment of real estate	—	—
Gain on sales of real estate net	—	4,051,000
Income (loss) from discontinued operations	$(165,000)	$4,058,000

FASB ASC 360 requires that assets classified as held for sale be carried at the lesser of their carrying amount or estimated fair value, less estimated selling costs.

The following table presents balance sheet information for the properties classified as held for sale as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Assets of variable interest entity held for sale:
Cash and cash equivalents	$45,000	$124,000
Investments in real estate, net	3,905,000	3,905,000
Accounts receivable, inventory and other assets	255,000	270,000
Total assets	$4,205,000	$4,299,000

Liabilities of variable interest entity held for sale:
Note payable	$1,332,000	$1,332,000
Loan payable	190,000	219,000
Accounts payable and accrued liabilities	598,000	600,000
Intangible lease liabilities, net	145,000	145,000
Interest payable	514,000	473,000
Liabilities of variable interest entity held for sale	$2,779,000	$2,769,000

17. Segment Reporting

We operate in one reportable segment: healthcare. This segment consists of senior-housing facilities leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We lease our healthcare properties to five different operators, each of which comprise over ten percent of our healthcare segment revenue. The Sherburne Commons property continues to be reported as held for sale (see Note 16) and the results of its operations have been reported in discontinued operations.

As part of our transition strategy, we sold the remaining industrial properties in 2013.

18. Subsequent Events

On April 1, 2014, CRA and an affiliate filed a complaint in the Superior Court of California for the County of Orange against the Company, its directors and two of its officers, seeking declaratory and injunctive relief and compensatory and punitive damages. On April 17, 2014, the judge denied in its entirety plaintiffs’ ex parte application for a temporary restraining order. The Company believes that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself and its directors and officers.

Beginning in January 2014, the tenant/operator of the Friendship Haven Healthcare and Rehabilitation Center stopped paying rent payments due to us under the lease agreement. On March 16, 2014, we terminated the lease agreement. Effective May 1, 2014, the Company became the licensed operator of the facility through a wholly-owned taxable REIT subsidiary. The Company plans to operate the facility until a long-term lease agreement can be executed with a financially stable tenant/operator. We are seeking to secure a long term triple net lease with an operator in 2014.

On April 4, 2014, we entered into a lease agreement effective May 1, 2014 for corporate office space located in Lake Forest, California. The term of the lease is for three years. Base rent is $71,270 for the first year of the lease, $76,186 for the second year of the lease, and $81,100 for the third year of the lease.

On May 2, 2014, we received payment of $0.3 million from Servant as the full payoff amount of the notes receivable (see Note 7).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to numerous risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part II, Item 1A herein and Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2014.

Overview

We were incorporated on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate. As of November 23, 2010 after raising $167.1 million of gross proceeds from the sale of 20.9 million shares of our common stock, we stopped selling shares of our common stock while our board of directors evaluated strategic alternatives to maximize value.  As of that date, we had acquired thirteen industrial properties, four of which were sold during 2011.  The balance of the industrial properties were sold in 2013 in accordance with the strategic repositioning plan adopted by our board of directors.

In 2012 we acquired five healthcare related properties, and in 2013 acquired another six healthcare related properties.  Our intermediate term goals include continuing to re-invest the net proceeds from industrial property sales into healthcare properties, as well as attracting 3rd party capital to grow the healthcare portfolio.

On March 17, 2014, we delivered written notice to CRA terminating the Advisory Agreement effective May 16, 2014. We attempted to effectuate an orderly transition with CRA. However, on April 1, 2014, CRA and certain of its affiliates filed suit in Orange County (CA) Superior Court containing certain assertions against the Company, its directors and officers. Filing of this claim and lack of cooperation by CRA has effectively accelerated termination of the Advisory Agreement as of the date of the filed claim. We believe the shift to self-management will provide numerous intermediate and long term fiscal efficiencies, and despite certain costs that are expected to be non-recurring, we believe self-management will allow us to realize increased funds from operations (“FFO”) and net asset value (“NAV”) in a shorter period of time than if we had remained externally managed by CRA.

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

Repositioning Strategy - In June 2011, we began evaluating strategic options, including the repositioning of our assets that we believed could enhance shareholder value. The decision was made to liquidate our industrial assets and to redeploy capital into healthcare related properties.  The strategy has three phases:

▪  Phase I – liquidate industrial assets. This phase was completed as of Q4 2013.

▪  Phase II – redeploy capital into healthcare properties.  This phase is expected to be completed by the end of 2014.

▪  Phase III – attract and venture with institutional third party capital to grow the healthcare portfolio and FFO.  This phase will commence in earnest in Q2 2014 and is expected to continue in 2015.

Our repositioning strategy began with the sale of the industrial properties. The net property proceeds were used to de-lever our balance sheet by paying down and/or paying off certain short term higher interest-rate debt, renegotiating lower interest rates on other loan obligations, extending debt maturities and acquiring healthcare real estate properties.

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

Portfolio

At March 31, 2014, our continuing operations consisted of investments in eleven healthcare facilities, located in five states, consisting of four skilled nursing facilities and seven assisted living / memory care facilities. Our discontinued operations consisted of the Sherburne Commons VIE. The following tables summarize our investments in real estate as of March 31, 2014:

Real Estate Properties:
	Properties	Beds	Square Footage	Purchase Price

Skilled Nursing Facilities	4	330	109,306	$31,740,000
Assisted Living/Memory Care Facilities	7	497	222,043	45,625,000
Total Real Estate Properties	11	827	331,349	$77,365,000

Healthcare Properties

Property	Location	Date Purchased	Square Footage	Beds	Percentage of Beds Occupied 1	2014 Revenue2

Sheridan Care Center	Sheridan, OR	August 3, 2012	13,912	51	81	$480,000
Fern Hill Care Center	Portland, OR	August 3, 2012	13,344	51	71	442,000
Farmington Square	Medford, OR	September 14, 2012	32,557	71	80	793,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	56,968	150		1,500,000
Pacific Health and Rehabilitation Center	Tigard, Oregon	December 24, 2012	25,082	78	78	838,000
Danby House	Winston-Salem, NC	January 31, 2013	26,703	99	89	889,000
Heritage Woods of Aledo	Aledo, IL	July 2, 2013	49,420	66	97	665,000
The Shelby House	Shelby, NC	October 4, 2013	23,074	72	86	385,000
The Hamlet House	Hamlet, NC	October 4, 2013	34,638	60	89	556,000
The Carteret House	Newport, NC	October 4, 2013	29,570	64	89	367,000
Redding Assisted Living	Redding, CA	December 18, 2013	26,081	65	84	313,000
Total			331,349	827		$7,228,000

1 Represents percentage of beds occupied by residents. Each of these facilities is leased to a single tenant under a triple net lease.

2 Represents 2014 revenue based on in-place leases.

Market Outlook — Real Estate and Real Estate Finance Markets

Despite an increase of new home construction and positive gains in the stock markets in 2012 and 2013, the U.S. economy remains fragile. Housing and real estate have not fully recovered and reached pre-recession levels as some homeowners continue to be underwater, unemployment is still high and the U.S. government continues to deficit spend. The difficulty of accessing capital previously experienced is slowly subsiding, but concern about credit risk, the U.S. economy, Europe’s debt issues and the impact it may have on financial markets globally continues. As these concerns continue to unfavorably impact real estate demand, particularly our industrial product type and, if they continue, we may experience more vacancies, reduced rental rates, increase in rental concessions to existing and new tenants, including free rent which decreases cash flows from operations.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC.

Results of Operations

As of March 31, 2014, we owned properties consisting of four skilled nursing facilities and seven assisted living/memory care facilities, of which five were acquired in the second half of 2012 and six in 2013.

In October 2011, we reclassified the Sherburne Commons property as variable interest entity held for sale (see Note 17) and the results of its operations have been reported in discontinued operations for all periods presented.

Three months ended March 31, 2014 and 2013

	Three Months Ended March 31,			%
	2014	2013	$ Change	Change
Rental revenues, tenant reimbursements & other income	$1,938,000	$1,387,000	$551,000	39.7%
Property operating and maintenance	(348,000)	(143,000)	(205,000)	143.3%
Net operating income (1)	1,590,000	1,244,000	346,000	27.8%
Interest income from notes receivable	4,000	13,000	(9,000)	(69.2)%
General and administrative	(670,000)	(1,032,000)	362,000	(35.1)%
Asset management fees and expenses	(205,000)	(297,000)	92,000	(31.0)%
Real estate acquisition costs	(4,000)	(136,000)	132,000	(97.1)%
Depreciation and amortization	(1,238,000)	(460,000)	(778,000)	169.1%
Reserve for excess advisor obligation	(189,000)	—	(189,000)	N/A %
Interest expense	(707,000)	(451,000)	(256,000)	56.8%
Loss from continuing operations	(1,419,000)	(1,119,000)	(300,000)	26.8%
Income (loss) from discontinued operations	(165,000)	4,058,000	(4,223,000)	(104.1)%
Net income (loss)	(1,584,000)	2,939,000	(4,523,000)	(153.9)%
Noncontrolling interests’ share in losses	345,000	279,000	66,000	23.7%
Net (loss) income applicable to common shares	$(1,239,000)	$3,218,000	$(4,457,000)	(138.5)%

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Rental revenues, tenant reimbursements and other income increases are due to the timing of our healthcare property acquisitions. We owned eleven healthcare properties in the first quarter of 2014 as opposed to six properties in the first quarter of 2013.

Property operating and cost increases are due to the timing of our healthcare property acquisitions. We owned eleven healthcare properties in the first quarter of 2014 as opposed to six properties in the first quarter of 2013.

General and administrative expenses decreased primarily due to lower audit and tax fees and CRA allocations offset by higher legal fees.

Asset management fee decreases are primarily due to the sale of all industrial properties in 2013 offset by healthcare acquisitions in 2013.

Real estate acquisition cost decreases are primarily due to fees and third party costs associated with the Danby House acquisition in the three months ended March 31, 2013 compared to no acquisitions for the three months ended March 31, 2014.

Reserve for excess advisor obligation increase represents the amount we over reimbursed CRA for various operating expenses in the first quarter of 2014. Per the Advisory Agreement, CRA is required to repay to us these excess expense reimbursements. Due to the uncertainty surrounding the collectability of this receivable, we have reserved for the entire amount of the excess reimbursement.

Depreciation and amortization increases are due to Friendswood’s accelerated lease commission caused by lease termination. In addition, the timing of our healthcare property acquisitions. We owned eleven healthcare properties in the first quarter of 2014 as opposed to six properties in the first quarter of 2013.

Interest expense increases in 2013 are primarily due to the GE loan and the PB loan for the healthcare properties and the timing of our healthcare property acquisitions. In the first quarter of 2013, we had one loan with GE and one with PB loan. In the first quarter of 2014, we have two loans from each of financial institutions.

The loss from discontinued operations represents the results of operations of our VIE. During first quarter of 2013, we sold our Western Avenue and Carter properties to third parties and reclassified all industrial properties as held for sale. All our industrial properties were sold in 2013.

Liquidity and Capital Resources

We are currently not offering our shares of common stock for sale. Going forward, we expect our primary sources of cash to be rental revenues and tenant reimbursements. In addition, we may increase cash through the attracting institutional capital via portfolio or property level joint ventures, or through the sale of our VIE. We expect our primary uses of cash to be for the repayment of principal on notes payable, funding of future acquisitions, capital expenditures, operating expenses, interest expense on outstanding indebtedness, and any necessary advances to our VIE to fund operating shortfalls.

As of March 31, 2014, we had approximately $10.5 million in cash and cash equivalents on hand. Our liquidity will increase if cash from operations exceeds expenses, additional shares are offered, we receive net proceeds from the sale of a property or if refinancing results in excess loan proceeds and decrease as proceeds are expended in connection with the acquisitions, operation of properties and advances to our VIE. Based on current conditions, we believe that we have sufficient capital resources for the next twelve months.

Credit Facilities and Loan Agreements

As of March 31, 2014, we had debt obligations of approximately $52.7 million. The outstanding balance by loan agreement is as follows:

•	The PrivateBank and Trust Company – approximately $7.2 million maturing January 2016,

•	The PrivateBank and Trust Company – approximately $11.4 million maturing October 2016,

•	GE Capital – approximately $28.2 million maturing September 2017, and

•	GE Capital – approximately $5.9 million maturing July 2018

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

As of March 31, 2014, we continue to hold Sherburne Commons, held in the Nantucket VIE, as held for sale. We continue to pursue options for repaying and/or refinancing debt obligations, including our asset sales. We continue to pursue options for repaying and/or refinancing debt obligations, including our asset sales.

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

Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared period to period, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance. Factors that impact FFO include start-up costs, fixed costs, delays in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

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

We believe that MFFO is an important supplemental measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of our operating performance. As explained below, management’s evaluation of our operating performance excludes these items in the calculation based on the following considerations:

•	Real estate acquisition costs. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. These acquisition costs have been funded from the proceeds of our initial public offering and other financing sources and not from operations. We believe by excluding expenses acquisition costs; MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. Real estate acquisitions costs include those paid to CRA and to third parties.

•	Adjustments for amortization of above or below market rents. Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of lease assets diminishes predictably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the operating performance of our real estate.

•	Adjustments for straight-line rents. Under GAAP, rental income recognition can be significantly different from underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the economic impact of our lease terms and presents results in a manner more consistent with management’s analysis of our operating performance.

•	Amortization of deferred financing costs. Deferred financing costs primarily consist of origination fees and third party costs associated with the origination of property level debt. These costs are amortized over the life of the associated loan as a component of interest expense.

•	Reserve for excess advisor obligation. Reserve for excess advisor obligation represents the reserve recorded for amounts due to the Company from CRA, the former Advisor, for over reimbursement of expenses.

FFO and MFFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Both FFO and MFFO should be reviewed along with other GAAP measurements. Our FFO and MFFO, as presented, may not be comparable to amounts calculated by other REITs. The following is reconciliation from net income (loss) applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO and MFFO for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31,
	2014	2013

Net income (loss) applicable to common shares	$(1,239,000)	$3,218,000
Adjustments:
Depreciation and amortization of real estate assets:
Continuing operations	1,238,000	460,000
Discontinued operations	—	253,000
Gain on sales of real estate, net	—	(4,051,000)
Noncontrolling interests’ share in losses	(345,000)	(279,000)
Noncontrolling interests ‘share in FFO	301,000	289,000
FFO applicable to common shares	$(45,000)	$(110,000)
Adjustments:
Real estate acquisition costs	4,000	136,000
Amortization of (below-) above-market rents	—	4,000
Straight-line rents	65,000	(133,000)
Amortization of deferred financing costs	47,000	35,000
Reserve for excess advisor obligation	189,000	—
Modified funds from operations (MMFO) applicable to common shares	$260,000	$(68,000)
Weighted-average number of common shares Outstanding - basic and diluted	23,028,285	23,028,285
FFO per weighted average common shares	$(0.00)	$(0.00)
MFFO per weighted average common shares	$0.01	$(0.00)

Subsequent Event

See Note 18 of the Condensed Consolidated Financial Statement Footnotes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk related to our variable-rate loan agreements.

As of March 31, 2014, we had borrowings outstanding of $52.7 million under our variable-rate loan agreements. An increase in the variable interest rate on the loan agreement constitutes a market risk as a change in rates would increase or decrease interest expense incurred and therefore cash flows available for distribution to shareholders. Based on the debt outstanding as of March 31, 2014, a one percent (1%) change in interest rates related to the variable-rate debt would result in a change in interest expense of approximately $527,000 per year, or $0.02 per common share on a basic and diluted basis.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the creditworthiness of tenants. All of these factors may also affect our ability to refinance our debt, if necessary.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our President (Principal Executive Officer) and our Interim Chief Financial Officer (Principal Financial Officer), to allow timely decisions regarding required disclosure. Our President (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer) have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 1, 2014 CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, our directors and two of our officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On April 17, 2014, Judge Nakamura denied in its entirety plaintiffs’ ex parte application for a temporary restraining order to show cause why a preliminary injunction against the defendants should not issue. The Company believes that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself. Counsel for the Company has served the plaintiffs with initial discovery.

Item 1A. Risk Factors

The following risk factors supplement the risks disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

This Form 10-Q and the documents incorporated by reference contain statements that constitute "forward-looking statements" as that term is defined in the federal securities laws. These forward-looking statements include, but are not limited to, those regarding:

•	the continuing repositioning and expansion of our portfolio, including our ability to close our anticipated acquisitions and investments on currently anticipated terms, or

•	within currently anticipated timeframes, or at all;

•	the performance of our operators/tenants and properties;

•	our occupancy rates and the bed occupancy rates of our healthcare operators;

•	our ability to acquire, develop and/or manage properties;

•	our ability to make distributions to stockholders;

•	our policies and plans regarding investments, financings and other matters;

•	our tax status as a real estate investment trust;

•	our critical accounting policies;

•	our ability to appropriately balance the use of debt and equity;

•	our ability to access capital markets or other sources of funds;

•	to raise additional equity and;

•	our ability to avoid take-over risks due to the depressed value of our common stock resulting from the prior impairment adjustments to the industrial portfolio.

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

We may not be successful in self-managing our business.

On March 17, 2014, we terminated our Advisory Agreement with CRA. Since that date, we have hired as employees certain personnel who had previously worked for CRA,  signed a lease and begun operations as a self-managed REIT.  We have previously been dependent on CRA for all services related to our operations, including the purchase, financing, leasing, management and sale of our properties.  There can be no assurance that we will be able to successfully operate our business as a self-managed REIT and pursue our business plan.  If we are not successful, we may need to hire a third party as an advisor or otherwise curtail our operations, both of which could adversely affect our business and increase its costs.

Our properties expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could have a material adverse effect on us.

On May 1, 2014, a subsidiary became the licensed operator of the Friendswood, Texas skilled nursing facility. The subsidiary becoming the operator of this property exposes us to new operational risks, liabilities and claims that could increase our costs or adversely affect our ability to generate revenues, thereby reducing our profitability. These operational risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), increased cost of compliance, increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies in our operations and decreases in cash flow, which could have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-Q.

(b) Not applicable.

(c) During the three months ended March 31, 2014, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May 2014.

SUMMIT HEALTHCARE REIT, INC.

By:	/s/ Kent Eikanas
Kent Eikanas
President
(Principal Executive Officer)

By:	/s/ Dominic J. Petrucci
Dominic J. Petrucci
Chief Financial Officer
(Principal Financial Officer )

