Form 10-K/A
period 2013-12-31
Summit Healthcare REIT, Inc
filed 2014-06-04
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of June 28, 2013 (the last business day of the registrant’s second fiscal quarter), there were 23,028,285 shares of common stock held by non-affiliates of the registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was terminated on November 23, 2010, was $8.00.

As of March 31, 2014, there were 23,028,285 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment) to the Annual Report of Form 10-K of Summit Healthcare REIT, Inc. (the “Company”) for the fiscal year ended December 31, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 31, 2014, is to furnish the information required by Part III, Items 10, 11, 12, 13 and 14 of Form 10-K. Because our annual proxy statement was not being filed by April 30, 2014, we are filing the required Items in this Amendment. This Amendment includes certain certifications required to be filed herewith.

Except as described above, no other changes have been made to the Form 10-K. We have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to its filing.

SUMMIT HEALTHCARE REIT, INC.

(A Maryland Corporation)

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board is currently comprised of two members, Messrs. Johnson and Danchik, each of whom is an independent director.

Daniel Johnson, age 58, serves on the Audit, Independent Directors, Compensation, and Investment committees. Mr. Johnson chairs the Audit and Independent Directors committees. Mr. Johnson’s terms on the Board and the committees noted above expire on the date of the 2014 Annual Meeting. He served until 2008 as the Senior Vice President of Sales for InfoSpan, Inc., a company that he co-founded in 2003 to develop and operate customer interaction centers for U.S. - and Canadian-based corporations. InfoSpan conducts operations in Mexico, Canada and the Indian sub-continent. From 2000 to 2003, Mr. Johnson was the President of Rutilus Software, Inc., a developer of disk-based storage software.  Prior to 2000, Mr. Johnson spent 14 years with Toshiba America where he was Vice President of OEM Sales. In this capacity he was responsible for worldwide sales for products within his Division of Toshiba America.  Mr. Johnson earned a Bachelor of Arts degree from Southern Illinois University. Our Board has determined that Mr. Johnson satisfies the SEC’s requirements of an “audit committee financial expert.”

Mr. Johnson’s 25 years of corporate and entrepreneurial experience in sales, customer service and operations in the United States and abroad provide the board with valuable insight in the area of capital raising, which is critical to our success. Mr. Johnson is also able to apply knowledge and perspective developed through years of experience with developing, evaluating and executing business plans and strategy in a diverse range of business contexts, from startups to large corporations. Furthermore, Mr. Johnson’s management and entrepreneurial experience are valuable strengths.

Paul Danchik, age 63, serves on the Audit, Independent Directors, Compensation, and Investment committees. Mr. Danchik chairs the Compensation and Investment committees. Mr. Danchik’s terms on the Board and the committees noted above expire on the date of the 2014 Annual Meeting. Mr. Danchik retired in 2003 as Senior Vice President for Warner Media Services, a division of Time Warner, Inc. Mr. Danchik was a member of the Executive Management Team of Warner Media Services and was responsible for their Consumer Products Division which also included managing a national sales group. Mr. Danchik began his career with Ivy Hill Packaging in 1973, which was acquired by Time Warner, Inc. in 1989. From 2005-2009, Mr. Danchik served in various development roles for Acres of Love, a non-profit organization licensed in South Africa that operates homes to rescue and care for vulnerable children living with or affected by HIV/AIDS, and Mr. Danchik currently serves on the Acres of Love Board of Directors. Mr. Danchik earned a Bachelor of Science Degree in Business Administration from the University of La Verne and graduated from the Master’s Program, an executive leadership course. Mr. Danchik also holds a current California State Real Estate license.

Mr. Danchik brings to the Board over 30 years of demonstrated management ability, and he is a well-rounded business executive with financial, legal, sales and operations exposure at senior levels. In particular, Mr. Danchik’s in-depth experience in the fields of corporate sales and sales management provides the Board with valuable insight related to our capital raising efforts. Mr. Danchik also has extensive board service experience. His service on our Board since 2006 provides him with knowledge and perspective regarding our operations and investments. In addition, he has served on the boards of directors for several non-profit organizations and participated in a number of formal seminars designed to promote effective board governance skills. In the course of his career, Mr. Danchik has cultivated strong communication and consensus building skills, which are assets to our Board.

Executive Officers

Mr. Kent Eikanas is our President and Chief Operating Officer. Mr. Timothy C. Collins resigned as our Chief Financial Officer and was replaced by Dominic Petrucci in November 2013.

Kent Eikanas, age 44, currently serves as our President and Chief Operating Officer From 2008 to 2012, Mr. Eikanas served as Vice President of Senior Housing for Granite Investment Group (“Granite”), where he closed over $100 million in senior housing real estate refinances, dispositions and acquisitions. In addition, Mr. Eikanas managed over $700 million in senior housing assets. Mr. Eikanas was a key contributor to the launch of a skilled nursing operating company based in Dallas, Texas, while at Granite and helped the operating company grow from 14 facilities to 35 facilities. From 2003 to 2008, Mr. Eikanas was the Vice President of Acquisitions for a private real estate company and closed over $200 million in senior housing real estate. Mr. Eikanas has overseen licensing for skilled nursing facilities, assisted living facilities and memory care facilities in California, Texas, Rhode Island, Oregon and Pennsylvania. From 1999 to 2003, Mr. Eikanas worked in sales and real estate for REMAX. Mr. Eikanas graduated from California State University Sacramento with a Bachelor of Arts Degree in Psychology and a minor in Business Administration.

Dominic Petrucci, age 50, currently serves as our Chief Financial Officer. From 2008 through 2012, Mr. Petrucci served as chief financial officer and chief operating officer for real estate investment management firm Buchanan Street Partners. Prior to his tenure at Buchanan Street, Mr. Petrucci spent six years at Cornerstone Real Estate Funds, an affiliate of Summit’s former advisor, initially serving as senior vice president for real estate investments and later as chief operating officer. Mr. Petrucci previously held executive positions with The Koll Companies and Kitchell Corporation, including a position as President of Koll’s Intermountain Region where he developed nearly three million square feet of office, industrial and retail properties. He has served as chief financial officer of Koll Construction and Kitchell Corporation, and held accounting and finance positions earlier in his career. His career began in public accounting with Peat, Marwick & Mitchell (now KPMG) where he earned a California certified public accountant designation. Mr. Petrucci holds a B.S. in Commerce, with a major in Accounting, from Rider University in Lawrenceville, New Jersey.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires each director, officer and individual beneficially owning more than 10% of a registered security of us to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of us with the Securities and Exchange Commission (the “SEC”). Based solely upon our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to fiscal year 2013.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of our Board and our executive officers. The Code of Business Conduct and Ethics can be accessed through our website: www.Summithealthcarereit.com. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Our President did not receive compensation directly from us for services rendered to the Company he was compensated by Cornerstone Realty Advisors, LLC (“CRA”), our former advisor and its affiliates, in part, for his service to us. Messrs. Collins and Petrucci were compensated directly by our Company for their services to us. Under the terms of the advisory agreement between CRA and the Company (the “Advisory Agreement”), CRA was responsible for providing our day-to-day management, subject to the authority of our Board. A description of the fees that we paid to CRA and its affiliates is found in Note 13 to our Consolidated Financial Statements, which is included as part of our Form 10-K. Pursuant to the Advisory Agreement, we reimbursed CRA for expenses incurred on our behalf, such expenses included salary reimbursements for the portion of our President’s salary allocated to us for his services to us related to our operations.

The following table shows the summary compensation reimbursements we have made to CRA or its affiliates for the compensation of our executive officers allocated to us for the past three years.

Name and Principal Position	Year	Salary(1)	Bonus	Total

Kent Eikanas(1)	2013	$56,597	$—	$56,597
President and Chief Operating Officer (2)	2012	20,000	—	20,000
	2011	—	—	—

Timothy C. Collins (2)	2013	$134,180	$—	$134,180
Chief Financial Officer, Treasurer	2012	80,085	—	80,085
	2011	—	—	—

Dominic J. Petrucci (3)	2013	$20,000		$20,000
Chief Financial Officer, Treasurer	2012	—	—	—
	2011	—	—	—

(1)	Reimbursements for our President’s salary included a 7% surcharge intended to cover our allocable portion of benefits and payroll expenses and taxes paid by our Advisor and its affiliates.

((2)	Appointed effective August 1, 2012. Mr. Collins reported directly to the Board. The amounts shown reflect consultation service fees and reimbursements made by us. Mr. Collins resigned October 31, 2013.
(3)	Appointed effective November 1, 2013. Mr. Petrucci reports directly to the Board. The amounts shown reflect consultation service fees made by us.

Director Compensation

During 2013, Messrs. Danchik and Johnson recognized the challenges facing our Company and directed an exhaustive review of our Company’s business and prospects, including the evaluation of strategic alternatives. During 2013, the Board determined that selling the underperforming industrial properties, and seeking to replace them with healthcare properties was in the best interests of the shareholders. Throughout the past year, Messrs. Danchik and Johnson continued to meet twice each week, evaluating alternatives and monitoring CRA’s progress with respect to this repositioning strategy. We anticipate that Messrs. Danchik and Johnson will continue to spend a significant amount of time in 2014 evaluating the Company’s progress and monitoring its effectiveness.

In the event a director is also one of our executive officers, we do not pay any compensation for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our Board, based in part on their evaluation of third party board compensation information

Name	Fees Earned or Paid in Cash

Paul Danchik	$131,000
Daniel Johnson	$156,500	[1]

1 Payment of $12,250 of 2013 fees was deferred to 2014

During 2013, we paid each of our independent directors a retainer of $2,500 per quarter. In addition, we paid independent directors for attending board and committee meetings as follows:

•	$3,000 per regular scheduled board meeting attended in person or by teleconference. We expect to hold four regular board meetings per year;

•	$750 per special board meeting attended in person or by teleconference, which will apply to any board meeting called by our executive officers that is not a regular board meeting;

•	$1,000 per committee meeting attended;

•	An additional committee chair fee of $500 per meeting for the chair of the Audit Committee; and

•	An additional committee chair fee of $250 per meeting for the respective chairs of the Compensation, Investment and Independent Director Committees.

Effective January 2, 2014, the independent directors modified the compensation as follows:

•	A $60,000.00 annual retainer, to be pro rata paid twice monthly ($15,000 per director per quarter);

•	A Board meeting fee of $3,000 per meeting for each regularly scheduled Board meeting ($3,000 per director per quarter);

•	A Special Board Meeting fee of $1,000 per meeting, per director, which will apply to any Board meeting called by officers of the Company that is not a regular scheduled Board meeting (it is anticipated to be approximately $11,000 per director per quarter for the first three quarters and $5,000 per director for the fourth quarter);

•	Committee fees of $1,000 per committee meeting duly called by the officers of the Company (approximately $1,000 per director per quarter, plus other meetings); and

•	An additional committee chair fee of $500 for the Audit Committee for each duly called meeting ($500 per chair per quarter).

All directors receive are reimbursed for all reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board and committees.

Employee and Director Incentive Stock Plan

We have adopted an Incentive Stock Plan which provides for the grant of awards to directors, full-time employees, and other eligible participants that provide services to us. Through March 31, 2014, we had no employees, and we did not grant awards under the Incentive Stock Plan to persons who are not directors. Awards granted under the Incentive Stock Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and distribution equivalent rights. The total number of shares of common stock reserved for issuance under the Incentive Stock Plan is equal to 10% of our outstanding shares of stock at any time. Outstanding stock options are immediately exercisable in full on the grant date, expire ten years after their grant date, and had no intrinsic value as of December 31, 2013.

We adopted an Incentive Stock Plan to: (i) provide incentives to individuals who are granted stock awards because of their ability to improve our operations and increase profits; (ii) encourage selected persons to accept or continue employment with us or with our Advisor or its affiliates; and (iii) increase the interest of directors in our success through their participation in the growth in value of our stock.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is a current or former executive officer or employee of our Company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board, which is responsible for discharging the Board’s responsibilities relating to the compensation of our directors and would be expected to act upon matters of executive compensation as necessary has reviewed and discussed the executive compensation disclosure required by Item 402(b) of Regulation S-K with management and, in reliance on these reviews and discussions, the Compensation Committee recommended to the Board, and the Board approved, the inclusion of such disclosure in this Form 10K/A.

June 4, 2014	The Compensation Committee of the Board of Directors
Paul Danchik (Chairman) and Daniel Johnson

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Our equity compensation plan information as of December 31, 2013 and 2012 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	40,000	$8.00	See footnote	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	40,000	$8.00	See footnote	(1)

(1)	Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to (10% of our outstanding common stock. The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000. As of December 31, 2013, there were approximately 23.0 million shares of our common stock issued and outstanding.

OWNERSHIP OF EQUITY SECURITIES

The following table sets forth information as of March 31, 2014, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 23,028,285 shares of common stock outstanding as of March 31, 2014.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Kent Eikanas	None	*

Dominic Petrucci	None
Paul Danchik(2)	20,000	*
Daniel Johnson(2)	20,000	*
All current directors and executive officers as a group (4 persons)	40,000	*

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 31, 2014,. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the securities listed are pledged as security.
(2)	Consists of shares of common stock underlying options that are immediately exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN TRANSACTIONS WITH RELATED PERSONS

The Independent Directors Committee has reviewed the material transactions between our affiliates (including the Advisor) and the Company since the beginning of 2012 as well as any such currently proposed transactions. Set forth below is a description of such transactions.

Our Relationships with our Former Advisor

On March 17, 2014 we delivered written notice to CRA, our advisor, terminating the Advisory Agreement effective May 16, 2014. We attempted to effectuate an orderly transition with CRA. However, on April 1, 2014, CRA and certain of its affiliates filed suit in Orange County (CA) Superior Court containing assertions against the Company, its directors and officers. The filing of this claim and lack of cooperation by CRA has effectively accelerated termination of the Advisory Agreement as of April 1, 2014.

Cornerstone Industrial Properties, LLC is the sole member of our CRA. Cornerstone Ventures, Inc. (“CVI”) is the managing member of Cornerstone Industrial Properties, LLC. Terry G. Roussel, our former Chairman, President and Chief Executive Officer, is the majority shareholder of CVI. The fees that we paid to CRA are summarized below.

•	During the fiscal year ended December 31, 2013 and 2012, CRA earned approximately $0.5 million and $0.6 million respectively in acquisition fees from us and did not incur any acquisition expenses on our behalf.

•	During the year ended December 31, 2013 and 2012, CRA earned approximately $0.8 million and $1.0 million respectively in asset management fees and expenses.

•	For the year ended December 31, 2013 and 2012, we reimbursed CRA for approximately $1.5 million and $1.5 million respectively of operating expenses.

•	For the year ended December 31, 2013 and 2012, property management fees paid was $0.2 million and $40,000 respectively.

•	For the year ended December 31, 2013 and 2012, leasing fees paid was $1.2 million and $1.4 million respectively.

•	During the year ended December 31, 2013 and 2012, CRA earned approximately $0.6 million and $48,000 respectively in property disposition fees.

•	During the year ended December 31, 2013, we did not pay any subordinated participation in net sales proceeds, subordinated termination fees due upon termination, or subordinated incentive listing fees to CRA or its affiliates. None of these fees have been earned, nor are we expected to be paid based upon Advisory Agreement termination and investment performance since inception.

Other Transactions involving Affiliates

Sherburne Commons Mortgage Loan.

On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC, a Delaware limited liability company managed by CVI, an affiliate of CRA, in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community known as Sherburne Commons located on the island of Nantucket, MA. The loan matures on January 1, 2015, with no option to extend and bears interest at a fixed rate of 8.0% for the term of the loan. Interest is to be paid monthly with principal due at maturity. In addition, under the terms of the loan, we are entitled to receive additional interest in the form of a 40% participation in the “shared appreciation” of the property, which is calculated based on the net sales proceeds if the property is sold, or the property’s appraised value, less ordinary disposition costs, if the property has not been sold by the time the loan matures. Prepayment of the loan is not permitted without our consent and the loan is not assumable. Leasing activity at Sherburne Commons has been lower than originally anticipated and to preserve cash flow for operating requirements, the borrower suspended interest payments to us beginning in the first quarter of 2012. Consequently, we issued a notice of default to the borrower on June 30, 2011.

Healthcare Properties. On June 11, 2012, we formed Cornerstone Healthcare Partners LLC (“CHP LLC”), a Delaware limited liability company, to hold certain of our healthcare related properties. As of December 31, 2013, we owned 95% of CHP LLC while Cornerstone Healthcare Real Estate Fund, Inc., an affiliate of CRA, owned 5%. During the second half of 2012, we acquired, through CHP LLC, the five healthcare properties described below.

Portland, Oregon Properties (Sheridan and Fernhill)

On August 3, 2012, through CHP LLC, we acquired two skilled nursing facilities located in the Portland, Oregon metropolitan area for a purchase price of $8.6 million. 411 SE Sheridan Road (“Sheridan”), located approximately fifty miles southwest of Portland in Sheridan, Oregon, is a 51-bed intermediate care facility with a current occupancy of approximately 81%. This 13,912 square foot single-story facility was constructed in multiple phases between 1960 and 1970. 5737 NE 37th Avenue (“Fernhill”), located in Portland, Oregon, is a 13,344 square foot, originally constructed to be a 51-bed facility with current occupancy of approximately 72%. This facility was built in 1960 and has obtained approval to expand to 63 beds. The operator of the Sheridan and Fernhill properties has served in such capacity since 2005, has over twenty years of experience operating skilled nursing facilities in the Pacific Northwest and is operating the properties under new long-term, triple-net leases.

Medford, Oregon

On September 14, 2012, through CHP LLC, we acquired Farmington Square Medford, a memory care facility with 52 units and 71 licensed beds in Medford, Oregon (“Medford”), for a purchase price of $8.5 million. The facility, consisting of four separate wood-framed, single-story buildings totaling 32,557 square feet, was constructed in phases between 1990 and 1997 and currently operates at approximately 90% occupancy. The operator of the Medford property has served in that capacity since 1991, has over twenty years of experience operating senior-living facilities in the Pacific Northwest and is operating the facility under a new long-term, triple-net lease.

Galveston, Texas

On September 14, 2012, through CHP LLC, we acquired Friendship Haven Healthcare and Rehabilitation Center, a skilled-nursing facility with 150 licensed beds located in Galveston County, Texas (“Galveston”), for a purchase price of $15.0 million. The facility, a single-story, 56,968 square foot wood-frame building, was constructed in 1997 and currently operates at 90% occupancy. The operator of the Galveston property stopped paying rent to us in January, 2014. As of May 1, 2014, we, through a wholly-owned subsidiary, became the licensed operator of the Galveston facility.

Tigard, Oregon

On December 21, 2012, through CHP LLC, we acquired, through the exercise of an option that was assigned to us by Pacific Gardens Real Estate LLC, the Pacific Health & Rehabilitation skilled-nursing facility (“Pacific”) located in Tigard, Oregon for $8.1 million. Pacific, located at 14145 SW 105th Street, Tigard, Oregon has an operational capacity of 78 beds. Pacific is being leased to the current operator pursuant to a long-term triple-net lease.

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

Our Policy regarding Transactions with Affiliates

Our charter required our Independent Directors Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that was not covered by our Advisory Agreement with CRA, a majority of the Independent Directors Committee must have concluded that the transaction was fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Furthermore, our Independent Directors Committee must have reviewed at least annually our fees and expenses to determine that the expenses incurred are reasonable in light of our investment performance, our net asset value, our net income and the fees and expenses of other comparable unaffiliated REITs.

Our Code of Business Conduct and Ethics sets forth examples of types of transactions with related parties that would create conflicts of interest between the interests of our stockholders and the private interests of the parties involved in such transactions. Our directors and officers are required to take all reasonable action to avoid such conflicts of interest or the appearance of conflicts of interest. If a conflict of interest becomes unavoidable, our directors and officers are required to report the conflict to a designated ethics contact, which, depending on the circumstances of the transaction, would be either our president, chief financial officer, or the chairman of our audit committee. The appropriate ethics contact is then responsible for working with the reporting director or officer to monitor and resolve the conflict of interest in accordance with our Code of Business Conduct and Ethics.

Director Independence

Our charter contains detailed criteria for determining the independence of our directors and requires a majority of the members of our Board to qualify as independent. The Board consults with our legal counsel to ensure that the Board’s independence determinations are consistent with our charter and applicable securities and other laws and regulations. Consistent with these considerations, after reviewing all relevant transactions or relationships between each director, or any of his family members and the Company, our senior management and our independent registered public accounting firm, the Board has determined that each member of our Board has been determined to be independent. Furthermore, although our shares are not listed on a national securities exchange, our Board reasonably believes that each member of the Board and, thus, each member of the Board’s Audit Committee, Independent Directors Committee Compensation Committee and Investment Committee are independent under the NASDAQ listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

BDO USA, LLP has served as our independent registered public accounting firm since fiscal year 2013 and has audited our financial statements for the year ended December 31, 2013. Our management believes that BDO is knowledgeable about our operations and accounting practices and is well qualified to act as our independent auditor. For fiscal year 2012, Deloitte & Touche, LLP served as our independent registered public accounting firm and has audited our financial statements for the year ended December 31, 2012.

Audit, Audit Related, Tax Fees and All Other Fees:

The following table lists the fees for services rendered by Deloitte & Touche for 2013 and 2012:

Services	2013	2012
Audit Fees(1)	$393,240	$523,000
Tax Fees(2)	61,000	55,000
Total	$454,420	$578,000

The following table lists the fees for services rendered by BDO for 2013.

Services	2013	2012
Audit Fees(1)	$160,000	$—
Tax Fees(2)	—	—
Total	$160,000	$—

(1)	Audit fees billed in 2013 and 2012 consisted of the audit of our annual financial statements, reviews of our quarterly financial statements, consents, statutory and regulatory audits, financial accounting and reporting consultations and other services related to filings with the SEC.

(2)	Tax services billed in 2013 and 2012 consisted of tax compliance and tax planning and advice.

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC which are approved by the Audit Committee prior to the completion of the audit.

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

SUMMIT HEALTHCARE REIT, INC.

Date: June 4, 2014	By:	/s/ Kent Eikanas
Kent Eikanas
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 4, 2014.

Name	Title

/s/ Kent Eikanas	President
Kent Eikanas	(Principal Executive Officer)

/s/ Dominic J. Petrucci	Chief Financial Officer
Dominic J. Petrucci	(Principal Financial Officer)

/s/ Paul Danchik	Director
Paul Danchik

/s/ Daniel L. Johnson	Director
Daniel L. Johnson

