Form 10-Q
period 2014-06-30
Summit Healthcare REIT, Inc
filed 2014-08-14
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014 we had 23,028,014 shares issued and outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	$8,938,000	$10,538,000
Real estate properties (certain assets held in variable interest entity):
Land	6,502,000	6,502,000
Buildings and improvements, net	62,333,000	63,358,000
Furniture and fixtures, net	4,822,000	5,454,000
Real estate properties, net	73,657,000	75,314,000
Notes receivable	—	208,000
Deferred cost and deposits	240,000	114,000
Deferred financing costs, net	1,067,000	1,023,000
Receivable from related parties	20,000	—
Tenant and other receivables, net	2,118,000	1,173,000
Restricted cash	1,002,000	646,000
Deferred leasing commission, net	1,940,000	2,389,000
Other assets, net	391,000	299,000
Assets of variable interest entity held for sale	4,171,000	4,299,000
Total assets	$93,544,000	$96,003,000

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable and accrued liabilities	$1,594,000	$972,000
Payable to related parties	1,000	175,000
Accrued salaries and benefits	185,000	—
Prepaid rent and deferred revenue	—	32,000
Security deposits	1,399,000	1,774,000
Liabilities (certain liabilities held in variable interest entity):
Loan payable	52,570,000	52,819,000
Liabilities of variable interest entity held for sale	2,796,000	2,769,000
Total liabilities	58,545,000	58,541,000
Commitments and contingencies
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2014 and December 31, 2013
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,028,014 and 23,028,285 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	23,000	23,000
Additional paid-in capital	117,226,000	117,226,000
Accumulated deficit	(79,216,000)	(77,096,000)
Total stockholders’ equity	38,033,000	40,153,000
Noncontrolling interest	(3,034,000)	(2,691,000)
Total equity	34,999,000	37,462,000
Total liabilities and equity	$93,544,000	$96,003,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental revenues	$1,628,000	$1,349,000	$3,364,000	$2,635,000
Resident services and fee income	1,460,000	—	1,460,000	—
Tenant reimbursements and other income	172,000	112,000	373,000	214,000
Interest income from notes receivable	—	13,000	4,000	26,000
	3,260,000	1,474,000	5,201,000	2,875,000
Expenses:
Property operating costs	1,697,000	161,000	2,045,000	304,000
General and administrative	1,106,000	825,000	1,776,000	1,858,000
Asset management fees and expenses	—	296,000	205,000	594,000
Real estate acquisition costs	—	—	4,000	136,000
Depreciation and amortization	873,000	622,000	2,111,000	1,082,000
(Collection of ) Reserve for excess advisor obligation	—	(50,000)	189,000	(50,000)
	3,676,000	1,854,000	6,330,000	3,924,000
Operating loss	(416,000)	(380,000)	(1,129,000)	(1,049,000)

Other income and (expense):
Other income	90,000	10,000	104,000	10,000
Interest expense	(717,000)	(492,000)	(1,437,000)	(943,000)
Loss from continuing operations	(1,043,000)	(862,000)	(2,462,000)	(1,982,000)

Discontinued operations:
Loss	(71,000)	(7,000)	(236,000)	—
Impairment of real estate	—	(3,368,000)	—	(3,368,000)
Gain on sales of real estate	—	37,000	—	4,088,000
Income (loss) from discontinued operations	(71,000)	(3,338,000)	(236,000)	720,000

Net loss	(1,114,000)	(4,200,000)	(2,698,000)	(1,262,000)
Noncontrolling interest’s share in losses	233,000	184,000	578,000	464,000
Net loss applicable to common shares	$(881,000)	$(4,016,000)	$(2,120,000)	$(798,000)
Basic and diluted loss per common share
Continuing operations	$(0.04)	$(0.04)	$(0.10)	$(0.09)
Discontinued operations	$—	$(0.14)	$—	$0.05
Net loss applicable to common shares	$(0.04)	$(0.18)	$(0.10)	$(0.04)

Weighted average shares used to calculate basic and diluted net loss per common share	23,028,014	23,028,285	23,028,014	23,028,285

Distributions declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Six Months Ended June 30, 2014

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2014	23,028,285	$23,000	$117,226,000	$(77,096,000)	$40,153,000	$(2,691,000)	$37,462,000
Surrendered shares	(271)	—	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(22,000)	(22,000)
Noncontrolling interest contribution	—	—	—	—	—	257,000	257,000
Net loss	—	—	—	(2,120,000)	(2,120,000)	(578,000)	(2,698,000)
Balance — June 30, 2014	23,028,014	$23,000	$117,226,000	$(79,216,000)	$38,033,000	$(3,034,000)	$34,999,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,698,000)	$(1,262,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	94,000	76,000
Depreciation and amortization	2,111,000	1,484,000
Straight-line rents and amortization of above/below market rents	(133,000)	(250,000)
Bad debt expense	37,000	7,000
Impairment of real estate	—	3,368,000
Gain on sales of real estate	—	(4,088,000)
Change in operating assets and liabilities:
Tenant and other receivables, net	(872,000)	(737,000)
Prepaid and other assets	46,000	446,000
Preferred leasing commission	—	(377,000)
Restricted cash	(356,000)	(37,000)
Prepaid rent, security deposit and deferred revenues	(425,000)	94,000
Receivables from related parties	(192,000)	(133,000)
Deferred costs and deposits	—	8,000
Accounts payable and accrued expenses	902,000	163,000
Net cash used in operating activities	(1,486,000)	(1,238,000)

Cash flows from investing activities
Deferred acquisition costs	(109,000)	(3,205,000)
Real estate acquisitions and capitalized costs	—	(9,821,000)
Real estate improvements	(62,000)	(34,000)
Proceeds from note receivable	208,000	—
Proceeds from real estate dispositions	—	19,682,000
Net cash provided by investing activities	37,000	6,622,000

Cash flows from financing activities:
Proceeds from issuance of loan payable	—	7,275,000
Security deposits refunded/received, net	(7,000)	6,000
Repayment of loans payable	(311,000)	(9,892,000)
Non-controlling interest contribution	257,000	160,000
Distributions paid to non-controlling interests	(22,000)	(44,000)
Deferred financing costs	(137,000)	(261,000)
Net cash used in financing activities	(220,000)	(2,756,000)
Net (decrease) increase in cash and cash equivalents	(1,669,000)	2,628,000
Cash and cash equivalents - beginning of period	10,662,000	1,067,000
Cash and cash equivalents - end of period (including cash of VIE)	8,993,000	3,695,000
Less cash and cash equivalents of VIE held for sale – end of period (see Note 10)	(55,000)	(140,000)
Cash and cash equivalents – end of period	$8,938,000	$3,555,000

NON CASH INVESTING AND FINANCING
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,342,000	$1,155,000
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	$—	—
Accrued real estate improvements	$—	$12,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc., a Maryland Corporation, was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries (including variable interest entities) except where the context otherwise requires. Until April 1, 2014 and subject to certain restrictions and limitations, our business was managed pursuant to an advisory agreement (the “Advisory Agreement”) with, Cornerstone Realty Advisors, LLC (“CRA”), a Delaware limited liability company that was formed on November 30, 2004. Beginning April 1, 2014 the Company became self-managed and hired employees to directly manage its operations.

Cornerstone Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership, was formed on November 30, 2004. At June 30, 2014, we owned a 99.88% general partner interest in the Operating Partnership while CRA owned a 0.12% limited partnership interest. We conduct substantially all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. These financial statements include consolidation of a variable interest entity (“VIE”) that is currently classified as held for sale (see Note 10). All intercompany accounts and transactions have been eliminated in consolidation.

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

During 2012, we acquired the Sheridan Care Center, Fern Hill Care Center, Farmington Square, Friendship Haven Healthcare and Rehabilitation Center and Pacific Health and Rehabilitation Center healthcare properties (collectively, the “JV Properties”) through CHP LLC. In the third quarter of 2013, as part of our strategy to raise new property level joint venture equity capital to support growth and diversify operator, geographic and other risks, we caused CHP LLC to sell a portion of its interests in the JV Properties to third party investors. Proceeds from the sale of interests in these JV Properties were $0.9 million as of June 30, 2014, of which we received $0.8 million and CHREF received $41,000. At June 30, 2014, we owned an 89.0% interest in the JV Properties, CHREF owned a 4.7% interest and third party investors owned 6.3%. The CHP, LLC offering has been terminated.

In May 2014, we formed a taxable REIT subsidiary (“TRS”) which became the licensed operator of our Friendswood Facility (see Note 4).

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014. There have been no material changes to our policies since this filing, except as follows:

We recognize resident fees monthly as services are provided in cases where we serve the licensed operator of our facilities (see Note 4).

The accompanying Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2013 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 have been omitted.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, CHP, LLC (of which the Company owns 95%) and Nantucket Acquisition LLC, a variable interest entity (see Note 10). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial information reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2013 Annual Report on Form 10-K as filed with the SEC on March 31, 2014. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

As of June 30, 2014 and December 31, 2013, the fair value of notes payable was $53.4 million and $52.9 million compared to the carrying value of $52.6 million and $52.8 million, respectively. The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value at June 30, 2014, we utilized a discount rate of 4.75%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes payable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances (see Note 4). No impairments were recorded during the three and six months ended June 30, 2014.

At June 30, 2014 and December 31, 2013, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

4. Investments in Real Estate

As of June 30, 2014, our portfolio consists of eleven properties which were 100.0% leased. The following table provides summary information regarding our properties.

Property (1)	Location	Date Purchased	Square Footage	Purchase Price	Debt	June. 30, 2014 % Leased

Sheridan Care Center	Sheridan, OR	August 3, 2012	13,912	$4,100,000	$2,760,000	100.0%
Fern Hill Care Center	Portland, OR	August 3, 2012	13,344	4,500,000	2,957,000	100.0%
Farmington Square	Medford, OR	September 14, 2012	32,557	8,500,000	5,718,000	100.0%
Friendship Haven Healthcare and Rehabilitation Center (2)	Galveston County, TX	September 14, 2012	56,968	15,000,000	10,548,000	100.0	%(5)
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	25,082	8,140,000	6,062,000	100.0%
Danby House	Winston-Salem, NC	January 31, 2013	26,703	9,700,000	7,275,000	100.0%
Brookstone of Aledo(3)	Aledo, IL	July 2, 2013	49,420	8,625,000	5,850,000	100.0%
The Shelby House	Shelby, NC	October 4, 2013	23,074	4,500,000	3,375,000	100.0%
The Hamlet House	Hamlet, NC	October 4, 2013	34,638	6,500,000	4,830,000	100.0%
The Carteret House	Newport, NC	October 4, 2013	29,570	4,300,000	3,195,000	100.0%
Sundial Assisted Living(4)	Redding, CA	December 18, 2013	26,081	3,500,000	—	100.0%
Total:			331,349	$77,365,000	$52,570,000	100.0%

(1)	The above table excludes Sherburne Commons Residences, LLC (“Sherburne Commons”), VIE for which we became the primary beneficiary and began consolidating its financial results as of June 30, 2011. As of October 19, 2011, Sherburne Commons was classified as held for sale (See Note 16).

(2)	We terminated the lease with the operator of this facility on March 16, 2014 and became the licensed operator of the facility on May 1, 2014 through a wholly- owned taxable REIT subsidiary (see Friendship Haven Taxable REIT Subsidiary).

(3)	Formerly known as Heritage Woods of Aledo.

(4)	Formerly known as Redding Assisted Living.

(5)	The Friendship Haven facility is currently being operated by a wholly-owned subsidiary of the Company.

As of June 30, 2014, adjusted cost and accumulated depreciation and amortization related to investments in real estate, including the CHP LLC acquisitions, and excluding assets of variable interest entity held for sale, were as follows:

Healthcare	Land	Buildings and Improvements	Furniture and Fixture	Total
Investments in real estate	$6,502,000	$65,046,000	$6,393,000	$77,941,000
Less: accumulated depreciation and amortization	—	(2,713,000)	(1,571,000)	(4,284,000)
Net investments in real estate	$6,502,000	$62,333,000	$4,822,000	$73,657,000

Friendship Haven Taxable REIT Subsidiary

Beginning in January 2014, the tenant/operator of the Friendship Haven Healthcare and Rehabilitation Center stopped paying rent payments due to us under the lease agreement. On March 16, 2014, we terminated the lease agreement. Effective May 1, 2014, we became the licensed operator of the facility through a wholly-owned taxable REIT subsidiary. Upon becoming the licensed operator of the facility, we entered into a management agreement with an affiliate of Stonegate Senior Living. We plan to operate the facility until a long-term lease agreement can be secured with a financially stable tenant/operator. We are seeking to secure a long term triple net lease with an operator in 2014.

Impairments

We conduct a comprehensive review of our real estate assets for impairment. We recorded no impairment charges related to properties held and used for the six months ended June 30, 2014 and 2013.

Real Estate Held for Sale

We sold our remaining industrial assets in 2013. Consequently, we reclassified these properties to real estate held for sale and their financial operations to discontinued operations for the first quarter of 2013. When assets are classified as held for sale, they are recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. For the quarters ended June 30, 2014 and 2013, we recorded no recoveries or impairments to real estate held for sale.

See Note 16 for discussion of amounts recorded in discontinued operations.

Leasing Commissions

Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of June 30, 2014 and December 31, 2013, the unamortized balance of capitalized leasing commissions was $1.9 million and $2.4 million, respectively. The amortization of the Friendswood Facility’s leasing commission totaling $0.4 million was accelerated due to the lease termination on March 16, 2014. Amortization expense for the three months ended June 30, 2014 and 2013 was $40,000 and $34,000, respectively. Amortization expense related to capitalized leasing commission for the six months ended June 30, 2014 and 2013 was $449,000 and $66,000, respectively.

5. Allowance for Doubtful Accounts

Allowance for doubtful accounts was $37,000 and $0 as of June 30, 2014 and December 31, 2013, respectively.

6. Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily notes receivable and the note receivable from related party. Refer to Notes 7 and 8 with regard to credit risk evaluation of notes receivable and the note receivable from related party, respectively. Our cash is generally invested in investment-grade short-term instruments. As of June 30, 2014 we had cash accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of June 30, 2014, excluding the Sherburne Commons VIE, we owned one property in California, four properties in Oregon, one property in Texas, one property in Illinois and four properties in North Carolina. Accordingly, there is a geographic concentration of risk subject to economic and regulatory conditions in Oregon and North Carolina.

7. Notes Receivable

The note was paid in full on May 2, 2014. For the three months ended June 30, 2014 and 2013, interest income related to the note receivable was $0 and $13,000, respectively. For the six months ended June 30, 2014 and 2013, interest income related to the note receivable was $4,000 and $26,000, respectively.

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

For the six months ended June 30, 2014 and 2013, the note receivable balance increased by $82,000 and $292,000, respectively, to provide funds to meet Sherburne Commons’ operating shortfalls. The following table reconciles the note receivable from Nantucket from January 1, 2014 to June 30, 2014 and from January 1, 2013 to June 30, 2013:

	2014	2013
Balance at January 1,	$—	$—
Additions:
Additions to note receivable from related party	82,000	292,000
Deductions:
Repayments of note receivable from related party	—	—
Elimination of balance in consolidation of VIE	(82,000)	(292,000)

Balance at June 30,	$—	$—

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

According to our Advisory Agreement, within sixty days after the end of the month in which the offering terminates, CRA is obligated to reimburse us the organization and offering expenses that exceed 3.5% of our offering gross proceeds. Consequently, we recorded a receivable from CRA for $1.0 million related to the organization and offering expenses related to our primary and secondary stock offerings, but reserved the full amount based on our collectability analysis. As of June 30, 2014, the gross balance of this receivable was $0.7 million before full reserve. CRA repaid varying amounts against this receivable quarterly during 2013, but no repayment has occurred in 2014 (see Note 13).

Our total operating expenses are limited to certain amounts as defined in our charter. For the two fiscal quarters ended June 30, 2014, our total operating expenses exceeded such limit by $1.7 million. We recorded this excess as receivable from related party on March 31, 2014 Condensed Consolidated Balance Sheet and reserved for the entire amount due to the uncertainty of collectability (see Note 13).

We over-reimbursed CRA $189,000 for various operating expenses in the first quarter of 2014. We recorded this amount as receivable from related party and reserved for the entire amount due to uncertainty of collection.

Additionally we over paid CRA $32,000 for asset management fees in 2013 and 2014. We recorded this amount as receivable from related party and reserved for the entire amount due to uncertainty of collectability.

10. Consolidation of Nantucket Variable Interest Entity

As of June 30, 2014 and December 31, 2013, we had a variable interest in a VIE in the form of a note receivable from Nantucket Acquisition in the amount of $9.5 million and $9.4 million, respectively (see Note 8).

As a result of our issuing a notice of default and the borrower electing to not cure the default with respect to the note, we determined that we are the primary beneficiary of the VIE. Therefore, we consolidated the operations of the VIE beginning June 30, 2011. Assets of the VIE may only be used to settle obligations of the VIE and creditors of the VIE have no recourse to the general credit of the Company.

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

As of June 30, 2014 and December 31, 2013, adjusted cost, net of accumulated depreciation and amortization related to real estate and related intangible lease assets and liabilities of the VIE held for sale were as follows:

	Buildings and Improvements	Acquired Above Market Leases	In-Place Lease Value	Acquired Below-Market Leases
Net investments in real estate and related intangible lease assets (liabilities) of VIE held for sale	$688,000	$3,172,000	$45,000	$(145,000)

11. Payable to Related Parties

On March 17, 2014, we delivered written notice to CRA terminating the Advisory Agreement effective May 16, 2014. We attempted to effectuate an orderly transition with CRA. However, on April 1, 2014, CRA and certain of its affiliates filed suit in Orange County (CA) Superior Court containing certain assertions against the Company, its directors and officers. The filing of this claim and lack of contractually-mandated cooperation by CRA effectively accelerated termination of the Advisory Agreement as of the date of the filed claim. Plaintiffs and defendants have exchanged initial discovery and other information requests but little information has been exchanged until the court enters a protective order.  On May 19, 2014, the Company filed a counter claim against plaintiffs and certain individuals affiliated with CRA and affiliated entities. Based upon our examination of the assertions made by CRA, we believe that they are without merit, and the Company will vigorously defend itself, its directors and officers against these claims.  Additionally, when CRA provides certain supporting documentation to us, we will evaluate if any further amounts are due to CRA.  We believe that net amounts currently owed to the Company by CRA exceed any amounts that may be due to CRA.  However, based on the information we currently have available, we currently have limited ability to evaluate the collectability of such amounts, so they have accordingly been fully reserved.

12. Equity

Common Stock

As of June 30, 2014 and December 31, 2013, we had cumulatively issued 20.9 million shares of common stock for a total of $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. We are not currently offering our shares of common stock for sale.

Distributions

Our distribution reinvestment plan was suspended indefinitely effective December 31, 2010. At this time, we cannot provide any assurance as to if or when we will resume our distribution reinvestment plan. Consequently, we did not pay any distributions to stockholders for the six months ended June 30, 2014 and 2013.

Stock Repurchase Program

Our board of directors suspended repurchases under the program effective December 31, 2010. At this time, we can make no assurance as to when and on what terms repurchases will resume.

13. Related Party Transactions

Related party transactions relate to fees paid and costs reimbursed to CRA for services rendered to us.

Prior to the Company terminating the Advisory Agreement effective April 1, 2014, the Company had no employees. CRA was primarily responsible for managing our business affairs and carrying out the directives of our board of directors. The Advisory Agreement entitled CRA to specified fees upon the provision of certain services with regard to the investment of funds in real estate projects, among other services, as well as reimbursement of certain costs and expenses incurred by CRA in providing services to us.  Specific fees formerly available to CRA due to provisions in the Advisory Agreement are described below.

Advisory Agreement

Under the terms of the Advisory Agreement, which was terminated effective April 1, 2014, CRA was required to use commercially reasonable efforts to present to us investment opportunities to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors. The Advisory Agreement called for CRA to provide for our day-to-day management and to retain property managers and leasing agents, subject to the authority of our board of directors, and to perform other duties.

The fees and expense reimbursements payable to CRA under the Advisory Agreement are described in our Annual Report filed on Form 10-K for the year ended December 31, 2013.

Organizational and Offering Costs - From our inception to June 30, 2014, CRA and its affiliates have incurred on our behalf organizational and offering costs totaling $5.6 million including $0.1 million that was expensed and $5.5 million which reduced net proceeds of our Offerings. Of the $5.5 million amount, $4.4 million reduced the net proceeds of our primary offering and $1.1 million (the “Primary Offering”) reduced the net proceeds of our follow-on offering (the “Follow-On Offering” and, collectively with the Primary Offering, the “Offerings”).

On June 10, 2012, our Follow-on Offering terminated. The Advisory Agreement provided for reimbursement by CRA for organizational and offering costs in excess of 3.5% of the gross proceeds from our Primary Offering and Follow-On Offering. Under the Advisory Agreement, within 60 days after the end of the month in which our Follow-on Offering terminates, CRA was obligated to reimburse us to the extent that the organization and offering expenses related to our Follow-on Offering borne by us exceeds 3.5% of the gross proceeds of the Follow-on Offering. As of June 10, 2012, we had reimbursed CRA a total of $1.1 million in organizational and offering costs related to our Follow-on Offering, of which $1.0 million was in excess of the contractual limit. Consequently, in the second quarter of 2012, we recorded a receivable from CRA for $1.0 million reflecting the excess reimbursement. However, based on our evaluation of various factors related to collectability of this receivable, we reserved the full amount of the receivable. As of June 30, 2014 and December 31, 2013, the gross balance of this receivable was $0.7 million and $0.7 million, respectively. CRA has repaid varying amounts against this receivable quarterly during 2013, but no repayment has occurred in 2014. The balance of this receivable has been fully reserved for as of June 30, 2014 and December 31, 2013.

Acquisition Fees and Expenses - For the three months ended June 30, 2014 and 2013, CRA did not earn acquisition fees. For the six months ended June 30, 2014 and 2013, CRA earned $0 and $0.1 million of acquisition fees, respectively. These fees are included in real estate acquisition costs on our Condensed Consolidated Statements of Operations.

Management Fees and Expenses - For the three months ended June 30, 2014 and 2013, CRA earned $0 and $0.2 million, respectively, of asset management fees. For the six months ended June 30, 2014 and 2013, CRA earned $0.2 million and $0.4 million, respectively. These costs are included in asset management fees and expenses in our condensed consolidated statements of operations.

In addition, the Advisory Agreement provided for our reimbursement of CRA for the direct and indirect costs and expenses incurred by CRA in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf. For the three months ended June 30, 2014 and 2013, CRA was reimbursed $0 and $78,000, respectively, of such direct and indirect costs and expenses on our behalf. For the six months ended June 30, 2014 and 2013, CRA was reimbursed $36,000 and $152,000, respectively. These costs are included in asset management fees in our consolidated statements of operations.

In 2013 and 2014, we over paid CRA $32,000 for asset management fees. We have recorded this amount as receivable from related party on our June 30, 2014 Condensed Consolidated Balance Sheet and reserved for the entire amount due to the uncertainty of collectability.

Operating Expenses - For the three months ended June 30, 2014 and 2013, $0 and $0.3 million of such costs were reimbursed and are included in general and administrative expenses in our consolidated statements of operations. For the six months ended June 30, 2014 and 2013, we reimbursed $0.2 million and $0.6 million of operating costs incurred by CRA on our behalf, respectively. These costs are included in general and administrative expenses on our condensed consolidated statements of operations. For certain of the expenses billed to the Company by CRA and paid, we have determined that the Company paid $189,000 in excess operating expense reimbursements to CRA. Accordingly, we have recorded this amount from CRA and recorded a reserve for the entire amount due to the uncertainty of collectability.

Pursuant to provisions contained in our terminated Amended and Restated Advisory Agreement with CRA, our board of directors had the responsibility of limiting our total operating expenses for each trailing four consecutive quarters to amounts that do not exceed the greater of 2% of our average invested assets or 25% of our net income, calculated in the manner set forth in our charter, unless a majority of the directors (including a majority of the independent directors) made a finding that a higher level of expenses was justified (the “2%/25% Test”). In the event that a majority of the directors had not determined that such excess expenses were justified, CRA was required to reimburse to us the amount of the excess expenses paid or incurred (the “Excess Amount”).

For each four-fiscal-quarter period prior to March 31, 2014, our board of directors determined that the Excess Amount was justified and had consequently waived such Excess Amount. For the four-fiscal-quarter period ended March 31, 2014, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $3.7 million and incurred an Excess Amount of approximately $1.7 million during this period. Our board of directors has determined not to waive this Excess Amount and therefore such Excess Amount is due to the Company from CRA. Accordingly, we have recorded this receivable and reserved for the entire amount due to the uncertainty of collectability.

Property Management and Leasing Fees and Expenses - For the three months ended June 30, 2014 and 2013, CRA earned approximately $0 and $38,000 respectively, of property management fees. For the three months ended June 30, 2014 and 2013, CRA earned approximately $42,000 and $74,000 respectively, of property management fees. For the three months ended June 30, 2014 and 2013, CRA did not earned any leasing fees. For the six months ended June 30, 2014 and 2013, CRA earned $0 and $0.2 million of leasing fees, respectively. These costs are included in property operating and maintenance expenses in our consolidated statements of operations.

Disposition Fee - For the three months ended June 30, 2014 and 2013, CRA earned no disposition fees. For the six months ended June 30, 2014 and 2013, CRA earned disposition fees of $0 and $0.4 million, respectively. These fees are included in loss on sales of real estate on our condensed consolidated statements of operations.

Subordinated Participation Provisions - CRA was entitled to receive a subordinated participation upon the sale of our properties, listing of our common stock or termination of CRA, contingent upon meeting/exceeding certain performance thresholds. For the quarters and six month periods ended June 30, 2014 and 2013, we did not incur any subordinated participation fees, nor do we anticipate there will be any earned in the future based upon the Advisory Agreement termination.

14. Notes Payable

We have total debt obligations of $52.6 million that will mature between 2016 and 2018. In connection with our notes payable, we incurred and capitalized financing costs totaling $1.3 million and $1.2 million, as of June 30, 2014 and December 31, 2013, respectively. These financing costs have been capitalized and are being amortized over the life of their respective financing agreements. For the three months ended June 30, 2014 and 2013, $47,000 and $41,000, respectively, of deferred financing costs were amortized and included in interest expense in our consolidated statements of operations. For the six months ended June 30, 2014 and 2013, $94,000 and $76,000, respectively, of deferred financing costs were amortized.

Wells Fargo Bank, National Association

This loan was paid off in its entirety in the third quarter of 2013. During the three and six months ended June 30, 2013, we incurred $51,000 and $103,000, respectively, of interest expense.

Transamerica Life Insurance Company

This loan was paid off in its entirety in the third quarter of 2013. During the three and six months ended June 30, 2013, we incurred $94,000 and $188,000, respectively, of interest expense related to this loan.

General Electric Capital Corporation – Western Property

This loan was paid off in its entirety in the first quarter of 2013. During the three and six months ended June 30, 2013, we incurred $0 and $26,000, respectively, of interest expense related to this loan.

General Electric Capital Corporation – Healthcare Properties (“GE Healthcare Loan”)

The GE Healthcare Loan is secured by the Farmington Square, Friendship Haven, Fernhill, Sheridan, and Pacific facilities. As of June 30, 2014, we are in technical default as the facility’s operations have not maintained the required minimum lease coverage and occupancy level as specified by the Friendship Haven facility lease. As of June 30, 2014 and December 31, 2013, we had net borrowings of $28.0 million and $28.3 million under the loan agreement, respectively. During the three months ended June 30, 2014 and 2013, we incurred $0.3 million and $0.4 million, respectively, of interest expense related to this loan agreement. During the six months ended June 30, 2014 and 2013, we incurred $0.7 million and $0.7 million, respectively, of interest expense related to this loan agreement.

The principal payments due on the loan for the period from July 1, 2014 to December 31, 2014, and for each of the three following years ended December 31 are as follows:

Year	Principal Amount
July 1, 2014 to December 31, 2014	$243,000
2015	523,000
2016	551,000
2017	26,727,000
Subtotal	$28,044,000

General Electric Capital Corporation – Aledo Property (“Aledo Loan”)

The Aledo Loan is secured by the Brookstone of Aledo (“Aledo”) facility. If certain conditions are met, including the addition of a new facility as collateral to this loan to be cross collateralized with Aledo property, the Company may borrow an additional $0.9 million on the Aledo Loan. As of June 30, 2014 and December 31, 2013, we had net borrowings of $5.9 million under the loan agreement. During the three months ended June 30, 2014 and 2013, we incurred $74,000 and $0 of interest expense related to the Aledo Loan, respectively. During the six months ended June 30, 2014 and 2013, we incurred $147,000 and $0 of interest expense related to the Aledo Loan, respectively.

The principal payments due on the loan for the period from July 1, 2014 to December 31, 2014, and for each of the four following years ended December 31 are as follows:

Year	Principal Amount
July 1, 2014 to December 31, 2014	$39,000
2015	102,000
2016	107,000
2017	115,000
2018	5,487,000
Subtotal	$5,850,000

The PrivateBank and Trust Company – Winston-Salem Property (“PB Loan”)

The PB Loan is secured by the Danby House facility. As of June 30, 2014 and December 31, 2013, we had net borrowings of $7.3 million under the loan. During the three months ended June 30, 2014 and 2013, we incurred $90,000 and $92,000, respectively, of interest expense related to the PB Loan. During the six months ended June 30, 2014 and 2013, we incurred $182,000 and $153,000, respectively, of interest expense related to the PB Loan. As of June 30, 2014, we are in technical default as the facility’s operations have not maintained the required minimum lease coverage ratio and we are working with the tenant/operator of the Danby House facility to cure the default.

The principal payments due on the loan for the period from July 1, 2014 to December 31, 2014, and for each of the two following years ended December 31 are as follows:

Year	Principal Amount
July 1, 2014 to December 31, 2014	$85,000
2015	179,000
2016	7,011,000
Subtotal	$7,275,000

We intend to refinance the GE Healthcare loan, PB loan, and North Carolina loan with Housing and Urban Development (“HUD”) insured debt. In the fourth quarter of 2013, we filed loan applications with HUD and have paid $0.5 million in fees and expenses associated with the refinancing. Such amounts have been capitalized and are included in deferred financing costs on the accompanying consolidated balance sheets. While there can be no assurances made with respect to the HUD refinancing, we expect these HUD loans to close by the end of 2014.

The PrivateBank and Trust Company – North Carolina Portfolio (“North Carolina Loan”)

The North Carolina Loan is secured by the Carteret House, Hamlet House, and Shelby House properties.  As of June 30, 2014 and December 31, 2013, we had net borrowings of $11.4 million under the loan agreement. During the three months ended June 30, 2014 and 2013, we incurred $151,000 and $0, respectively, of interest expense related to the North Carolina Loan. During the six months ended June 30, 2014 and 2013, we incurred $306,000 and $0, respectively, of interest expense related to the North Carolina Loan.

The principal payments due on the loan for the period from July 1, 2014 to December 31, 2014, and for each of the two following years ended December 31 are as follows:

Year	Principal Amount
July 1, 2014 to December 31, 2014	$118,000
2015	245,000
2016	11,037,000
Subtotal	$11,400,000

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

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial condition, results of operations and cash flows. We are subject to contingent losses related to the notes receivable and note receivable from related party. For further details see Notes 7, 8 and 9. We are also subject to contingent losses resulting from litigation against the Company.

On April 1, 2014 CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On April 17, 2014, Judge Nakamura denied in its entirety plaintiffs’ ex parte application for a temporary restraining order to show cause why a preliminary injunction against the defendants should not issue. Plaintiffs and defendants have exchanged initial discovery and other information requests but little information has been exchanged until the court enters a protective order.  On May 19, 2014, the Company filed a counter claim against plaintiffs and certain individuals affiliated with CRA and affiliated entities. The Company continues to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself.

On April 4, 2014, we entered into a lease agreement effective May 1, 2014 for corporate office space located in Lake Forest, California. The term of the lease is for three years. Base rent is $71,270 for the first year of the lease, $76,186 for the second year of the lease, and $81,100 for the third year of the lease.

In connection with our becoming the licensed operator of the Friendship Haven facility through a wholly-owned taxable REIT subsidiary, we have entered into a management agreement with an affiliate of Stonegate Senior Living (“Stonegate”). The management agreement calls for us to pay to Stonegate a termination fee if we terminate the agreement within the first twelve months of the term. The termination fee is equal to three times the highest monthly management fee paid to Stonegate prior to the termination. As of June 30, 2014, the termination fee would be approximately $110,000.

16. Discontinued Operations

Divestitures

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

Real Estate Held for Sale and Disposed

At June 30, 2014 and December 31, 2013, the Sherburne Commons property has been classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale and the results of operations for the variable interest entity held for sale have been presented in discontinued operations on the accompanying consolidated statements of operations for all periods presented (see Note 10).

No real estate investments were disposed of in 2014.

Purchase Options

As of June 30, 2014, the Company has a property with a book value of approximately $8.0 million that is subject to a purchase option that becomes exercisable on September 14, 2014. The option provides the option holder with the right to purchase the property at increasing exercise price intervals based on elapsed time. The option expires August 13, 2022.

The following is a summary of the components of (loss) income from discontinued operations for the three months and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Rental revenues, tenant reimbursements and other income	$599,000	$1,297,000	$1,153,000	$2,640,000
Operating expenses and real estate taxes	(670,000)	(1,155,000)	(1,389,000)	(2,238,000)
Depreciation and amortization	—	(149,000)	—	(402,000)
Impairment of real estate	—	(3,368,000)	—	(3,368,000)
Gain on sales of real estate net	—	37,000	—	4,088,000
Income (loss) from discontinued operations	$(71,000)	$(3,338,000)	$(236,000)	$720,000

FASB ASC 360 requires that assets classified as held for sale be carried at the lesser of their carrying amount or estimated fair value, less estimated selling costs.

The following table presents balance sheet information for the properties classified as held for sale as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Assets of variable interest entity held for sale:
Cash and cash equivalents	$55,000	$124,000
Investments in real estate, net	3,905,000	3,905,000
Accounts receivable, inventory and other assets	211,000	270,000
Total assets	$4,171,000	$4,299,000

Liabilities of variable interest entity held for sale:
Note payable	$1,332,000	$1,332,000
Loan payable	157,000	219,000
Accounts payable and accrued liabilities	606,000	600,000
Intangible lease liabilities, net	145,000	145,000
Interest payable	556,000	473,000
Liabilities of variable interest entity held for sale	$2,796,000	$2,769,000

17. Segment Reporting

We operate in one reportable segment: healthcare. This segment consists of senior-housing facilities leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We lease our healthcare properties to four different operators, three of which comprise over ten percent of our healthcare segment revenue. The Friendswood Facility is currently operated by our wholly-owned subsidiary (see Note 4). The Sherburne Commons property continues to be reported as held for sale (see Note 16) and the results of its operations have been reported in discontinued operations.

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

On March 17, 2014, we delivered written notice to CRA terminating the Advisory Agreement effective May 16, 2014. We attempted to effectuate an orderly transition with CRA. However, on April 1, 2014, CRA and certain of its affiliates filed suit in Orange County (CA) Superior Court containing certain assertions against the Company, its directors and officers. The filing of this claim and lack of contractually-mandated cooperation by CRA has effectively accelerated termination of the Advisory Agreement as of the date of the filed claim. We believe the shift to self-management will provide numerous intermediate and long term fiscal efficiencies, and despite certain costs that are expected to be non-recurring, we believe self-management will allow us to realize increased funds from operations (“FFO”) and net asset value (“NAV”) in a shorter period of time than if we had remained externally managed by CRA.

On April 1, 2014 CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On April 17, 2014, Judge Nakamura denied in its entirety plaintiffs’ ex parte application for a temporary restraining order to show cause why a preliminary injunction against the defendants should not issue. Plaintiffs and defendants have exchanged initial discovery and other information requests but little information has been exchanged until the court enters a protective order.  On May 19, 2014, the Company filed a counter claim against plaintiffs and certain individuals affiliated with CRA and affiliated entities. The Company continues to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself.

Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of each lease and fees earned for resident care at our Friendswood Facility (see Note 4). Our growth depends, in part, on our ability to acquire new healthcare properties at attractive prices, increase rental income from leases by increasing rental rates and control our expenses. Our operations are impacted by property-specific, market-specific, general economic and other conditions.

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

▪ Phase III – attract and venture with institutional third party capital to grow the healthcare portfolio and FFO.  This phase has commenced and is expected to continue into 2015.

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

Portfolio

At June 30, 2014, our continuing operations consisted of investments in eleven healthcare facilities, located in five states, consisting of four skilled nursing facilities and seven assisted living / memory care facilities. The following tables summarize our investments in real estate as of June 30, 2014:

Real Estate Properties:
	Properties	Beds	Square Footage	Purchase Price

Skilled Nursing Facilities	4	330	109,306	$31,740,000
Assisted Living/Memory Care Facilities	7	497	222,043	45,625,000
Total Real Estate Properties	11	827	331,349	$77,365,000

Property	Location	Date Purchased	Square Footage	Beds	2014 Revenue[1]

Sheridan Care Center	Sheridan, OR	August 3, 2012	13,912	51	$480,000
Fern Hill Care Center	Portland, OR	August 3, 2012	13,344	51	442,000
Farmington Square	Medford, OR	September 14, 2012	32,557	71	793,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	56,968	150	609,000	[2]
Pacific Health and Rehabilitation Center	Tigard, Oregon	December 24, 2012	25,082	78	838,000
Danby House	Winston-Salem, NC	January 31, 2013	26,703	99	889,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	49,420	66	665,000
The Shelby House	Shelby, NC	October 4, 2013	23,074	72	385,000
The Hamlet House	Hamlet, NC	October 4, 2013	34,638	60	556,000
The Carteret House	Newport, NC	October 4, 2013	29,570	64	367,000
Sundial Assisted Living	Redding, CA	December 18, 2013	26,081	65	313,000
Total			331,349	827

1 Represents 2014 revenue based on in-place leases.

2 Represents 2014 rent due under a lease between the Company and a wholly-owned TRS subsidiary.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC, except as follows:

We recognize resident fees monthly as services are provided in cases where we serve as the licensed operator of our facilities.

Results of Operations

As of June 30, 2014, we owned properties consisting of four skilled nursing facilities and seven assisted living/memory care facilities, of which five were acquired in the second half of 2012 and six in 2013.

In October 2011, we reclassified the Sherburne Commons property as variable interest entity held for sale (see Notes 10 and 16 to the condensed consolidated financial statements) and the results of its operations have been reported in discontinued operations for all periods presented.

Three months ended June 30, 2014 and 2013

	Three Months Ended June 30,			%
	2014	2013	$ Change	Change
Rental revenues, tenant reimbursements & other income	$1,800,000	$1,461,000	$339,000	23.2%
Resident services and fee income	1,460,000	—	1,460,000	N/A
Property operating costs	(1,697,000)	(161,000)	(1,536,000)	954.0%
Net operating income (1)	1,563,000	1,300,000	263,000	20.2%
Interest income from notes receivable	—	13,000	(13,000)	(100.0)%
General and administrative	(1,106,000)	(825,000)	(281,000)	34.1%
Asset management fees and expenses	—	(296,000)	296,000	(100.0)%
Depreciation and amortization	(873,000)	(622,000)	(251,000)	40.4%
Collection of excess advisor obligation	—	50,000	(50,000)	(100.0)%
Interest expense	(627,000)	(482,000)	(145,000)	30.1%
Loss from continuing operations	(1,043,000)	(862,000)	(181,000)	21.0%
Loss from discontinued operations	(71,000)	(3,338,000)	3,267,000	(97.9)%
Net loss	(1,114,000)	(4,200,000)	3,086,000	(73.5)%
Noncontrolling interests’ share in losses	233,000	184,000	49,000	26.6%
Net loss applicable to common shares	$(881,000)	$(4,016,000)	$3,135,000	(78.1)%

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident service and fee income, tenant reimbursements and other income less property operating costs. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Rental revenues, tenant reimbursements and other income increases are due to the timing of our healthcare property acquisitions. We owned eleven healthcare properties in the second quarter of 2014 as opposed to six properties in the second quarter of 2013.

Resident services and fee income relates to a wholly-owned Taxable REIT Subsidiary (“TRS”) becoming the licensed operator of the Friendswood Facility on May 1, 2014.

Property operating cost increases are due to the timing of our healthcare property acquisitions as well as the addition of the TRS operations. We owned eleven healthcare properties in the second quarter of 2014 as opposed to six properties in the second quarter of 2013.

General and administrative expenses increased primarily due to the consolidated TRS operations offset by various cost savings.

Asset management fee and expense decreases are due to the termination of Advisor agreement in April 2014. The Company became self-managed and directly manages its own operations.

Depreciation and amortization increases are due to Friendswood’s accelerated lease commission amortization caused by the lease termination and the timing of our healthcare property acquisitions. We owned eleven healthcare properties in the second quarter of 2014 as opposed to six properties in the second quarter of 2013.

Collection of excess advisor obligation represents organizational and offering costs incurred in excess of 3.5% limitation of the gross proceeds from our follow-on offering which terminated on June 10, 2012. We recorded a receivable for the excess of $1.0 million which we fully reserved for as of June 30, 2012 based on our evaluation of the Advisor’s inability to repay at that time. As of December 31, 2012, we reduced our reserve by approximately $0.1 million as it became probable that we would collect this amount in the first quarter of 2013. In the second quarter of 2013, we recovered $50,000 of previously reserved advisor fees.

Interest expense and other expense and income increases in 2014 are primarily due to the GE loan and the PB loan for the healthcare properties and the timing of our healthcare property acquisitions. In the second quarter of 2013, we had one loan with GE and one with PB loan. In the second quarter of 2014, we have two loans from each financial institution.

The loss from discontinued operations was $3.3 million for the second quarter of 2013 which consisted primarily of gain on sale of Marathon for $37,000 offset by impairment of real estate on the OSB portfolio for $3.4 million.

Six months ended June 30, 2014 and 2013

	Six Months Ended June 30,			%
	2014	2013	$ Change	Change
Rental revenues, tenant reimbursements & other income	$3,737,000	$2,849,000	$888,000	31.2%
Resident services and fee income	1,460,000	—	1,460,000	N/A
Property operating costs	(2,045,000)	(304,000)	(1,741,000)	572.7%
Net operating income (1)	3,152,000	2,545,000	607,000	23.9%
Interest income from notes receivable	4,000	26,000	(22,000)	(84.6)%
General and administrative	(1,776,000)	(1,858,000)	82,000	(4.4)%
Asset management fees and expenses	(205,000)	(594,000)	389,000	(65.5)%
Real estate acquisition costs	(4,000)	(136,000)	132,000	(97.1)%
Depreciation and amortization	(2,111,000)	(1,082,000)	(1,029,000)	95.1%
Collection of (reserve for) excess advisor obligation	(189,000)	50,000	(239,000)	(478.0)%
Interest and other expense and income	(1,333,000)	(933,000)	(400,000)	42.9%
Loss from continuing operations	(2,462,000)	(1,982,000)	(480,000)	24.2%
Income (loss) from discontinued operations	(236,000)	720,000	(956,000)	(132.8)%
Net loss	(2,698,000)	(1,262,000)	(1,436,000)	113.8%
Noncontrolling interests’ share in losses	578,000	464,000	114,000	24.6%
Net loss applicable to common shares	$(2,120,000)	$(798,000)	$(1,322,000)	165.7%

(1)	NOI is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident services and fee income, tenant reimbursements and other income less property costs. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Rental revenues, tenant reimbursements and other income increases are due to the timing of our healthcare property acquisitions. We owned eleven healthcare properties in the six months ended June 30, 2014 as opposed to six properties in the six months ended June 30, 2013.

Resident services and fee income relates to a wholly-owned TRS becoming the licensed operator of the Friendswood Facility on May 1, 2014.

Property operating cost increases are due to the timing of our healthcare property acquisitions as well as the addition of the TRS operations.

Interest income from notes receivable decrease is primarily due to collection of Servant’s note balance paid in full in May of 2014.

General and administrative expense of $1.8 million increased due to the consolidation of TRS operations offset by various cost savings for the six months ended June 30, 2014 and 2013.

Asset management fees and expense decreases are due to the termination of the Advisory Agreement in April 2014. The Company became self-managed and directly manages its own operations in April 2014.

Real estate acquisition costs decreased in 2014 due to the fact that there were no acquisitions for the six months ended June 30, 2014 compared to the fees and third party costs associated with the Danby House acquisition in the six months ended June 30, 2013.

Depreciation and amortization increases are due to the Friendswood Facility’s accelerated lease commission amortization caused by the lease termination and the timing of our healthcare property acquisitions.

Reserve for excess advisor obligation increase represents the amount we over reimbursed CRA for various operating expenses in the first quarter of 2014. Per the Advisory Agreement, CRA is required to repay to us these excess expense reimbursements. Due to the uncertainty surrounding the collectability of this receivable, we have reserved for the entire amount of the excess reimbursement. In the comparable period of 2013, we recovered $50,000 of previously reserved for advisor fees.

Interest expense and other income and expense increases in 2014 are primarily due to the GE loan and the PB loan for the healthcare properties and the timing of our healthcare property acquisitions. In the six months ended June 30, 2013, we had one loan with GE and one with PB loan. In the six months ended June 30, 2014, we have two loans from each financial institution.

The loss from discontinued operations represents the results of operations of our VIE. The income from discontinued operations was $0.7 million for the six months ended June 30, 2013 which consisted primarily of gain on sale of Western for $4.1 million offset by impairment of real estate on the OSB portfolio for $3.4 million.

Liquidity and Capital Resources

We are currently not offering our shares of common stock for sale and have not done so since the termination of our Follow-On Offering in June 2012. Going forward, we expect our primary sources of cash to be rental revenues and tenant reimbursements. In addition, we may increase cash through the attracting institutional capital via portfolio or property level joint ventures, or through the sale of our VIE. We expect our primary uses of cash to be for the repayment of principal on notes payable, funding of future acquisitions, capital expenditures, operating expenses and interest expense on outstanding indebtedness.

As of June 30, 2014, we had approximately $8.9 million in cash and cash equivalents on hand. Our liquidity will increase if cash from operations exceeds expenses, additional shares are offered, we receive net proceeds from the sale of a property or if refinancing results in excess loan proceeds and decrease as proceeds are expended in connection with the acquisitions, operation of properties and advances to our VIE. Based on current conditions, we believe that we have sufficient capital resources for the next twelve months.

Credit Facilities and Loan Agreements

As of June 30, 2014, we had debt obligations of approximately $52.6 million. The outstanding balance by loan agreement is as follows:

•	The PrivateBank and Trust Company – approximately $7.3 million maturing January 2016,

•	The PrivateBank and Trust Company – approximately $11.4 million maturing October 2016,

•	General Electric Capital Corporation – approximately $28.0 million maturing September 2017, and

•	General Electric Capital Corporation – approximately $5.9 million maturing July 2018

Short-Term Liquidity Requirements

We expect to incur expenditures for future healthcare acquisitions, debt refinancing fees, capital improvements and other costs associated with the operation of our Friendship Haven facility.

We believe that impending HUD refinancing of four of our properties, as well as recently submitted HUD financing applications for three additional properties will be adequate to mitigate intermediate-term repayment/refinance risk.

In recent years, financial markets have experienced unusual volatility and uncertainty and liquidity has tightened in all financial markets, including the debt and equity markets. Our ability to repay or refinance debt could be adversely affected by an inability to secure financing at reasonable terms, if at all.

Distributions

See Note 12 of the Condensed Consolidated Financial Statement Footnotes.

Funds from Operations and Modified Funds from Operations

FFO is a non-GAAP supplemental financial measure that is widely recognized as a measure of REIT operating performance. We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains or losses from sales of property, plus depreciation, amortization and impairments on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, noncontrolling interests and subsidiaries.

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

We believe that MFFO is an important supplemental measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of our operating performance. As explained below, management’s evaluation of our operating performance excludes these items in the calculation based on the following considerations:

•	Real estate acquisition costs. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. These acquisition costs have been funded from the proceeds of our initial public offering and other financing sources and not from operations. We believe that by excluding acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. Real estate acquisitions costs include those paid to CRA and to third parties.

•	Adjustments for amortization of above or below market rents. Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of lease assets diminishes predictably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the operating performance of our real estate.

•	Adjustments for straight-line rents. Under GAAP, rental income recognition can be significantly different from underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the economic impact of our lease terms and presents results in a manner more consistent with management’s analysis of our operating performance.

•	Amortization of deferred financing costs. Deferred financing costs primarily consist of origination fees and third party costs associated with the origination of property level debt. These costs are amortized over the life of the associated loan as a component of interest expense.

•	Reserve for excess advisor obligation. Reserve for excess advisor obligation represents the reserve recorded for amounts due to the Company from CRA, the former Advisor, for over reimbursement of expenses.

FFO and MFFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Both FFO and MFFO should be reviewed along with other GAAP measurements. Our FFO and MFFO, as presented, may not be comparable to amounts calculated by other REITs. The following is reconciliation from net income (loss) applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO and MFFO for the three and six months ended June 30, 2014 and 2013:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss applicable to common shares	$(881,000)	$(4,016,000)	$(2,120,000)	$(798,000)
Adjustments:
Depreciation and amortization of real estate assets:
Continuing operations	873,000	622,000	2,111,000	1,082,000
Discontinued operations	—	149,000	—	402,000
Gain on sales of real estate, net	—	(37,000)	—	(4,088,000)
Impairment of real estate assets:
Discontinued operations	—	3,368,000		3,368,000
Noncontrolling interests’ share in losses	(233,000)	(184,000)	(578,000)	(464,000)
Noncontrolling interests’ share in FFO	240,000	186,000	541,000	474,000
FFO applicable to common shares	$(1,000)	88,000	(46,000)	(24,000)
Adjustments:
Real Estate Acquisition Costs	—	—	4,000	136,000
Amortization of (below-) above-market rents	—	4,000	—	8,000
Straight-line rents	(198,000)	(125,000)	(133,000)	(258,000)
Amortization of deferred financing costs	47,000	41,000	94,000	76,000
Reserve for (collection of) excess advisor obligation	—	(50,000)	189,000	(50,000)
Modified funds from operations (MMFO) applicable to common shares	$(152,000)	(42,000)	108,000	$(112,000)
Weighted-average number of common shares
Outstanding - basic and diluted	23,027,996	23,028,285	23,027,996	23,028,285
FFO per weighted average common shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)
MFFO per weighted average common shares	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Subsequent Events

None.

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

As of June 30, 2014, we had borrowings outstanding of $52.6 million under our variable-rate loan agreements. An increase in the variable interest rate on the loan agreement constitutes a market risk as a change in rates would increase or decrease interest expense incurred and therefore cash flows available for distribution to shareholders. Based on the debt outstanding as of June 30, 2014, a one percent (1%) change in interest rates related to the variable-rate debt would result in a change in interest expense of approximately $526,000 per year, or $0.02 per common share on a basic and diluted basis.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the creditworthiness of tenants. All of these factors may also affect our ability to refinance our debt, if necessary.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our President (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), to allow timely decisions regarding required disclosure. Our President (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer) have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 1, 2014 CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On April 17, 2014, Judge Nakamura denied in its entirety plaintiffs’ ex parte application for a temporary restraining order to show cause why a preliminary injunction against the defendants should not issue. Plaintiffs and defendants have exchanged initial discovery and other information requests but little information has been exchanged until the court enters a protective order.  On May 19, 2014, the Company filed a counter claim against plaintiffs and certain individuals affiliated with CRA and affiliated entities. The Company continues to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself.

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

When we use words such as "believe," "expect," "anticipate," "project," "estimate," “intend,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result” or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to:

•	the status of the economy;

•	the status of capital markets, including availability and cost of capital;

•	issues facing the health care industry, including the evolution of healthcare reform and changes to regulations and payment policies, responding to government investigations and punitive settlements and operators'/tenants' difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance;

•	changes in financing terms;

•	competition within the senior housing segment of the healthcare industry;

•	negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent, repay loans, and preserve required certificates of need covering the properties;

•	our ability to transition or sell facilities with profitable results;

•	the failure to make new investments as and when anticipated;

•	acts of God affecting our properties;

•	our ability to re-lease a facility at similar rates if an operator/tenant defaults or is removed;

•	our ability to timely reinvest sale proceeds at similar rates to assets sold;

•	operator/tenant or joint venture partner bankruptcies or insolvencies;

•	the cooperation of joint venture partners;

•	government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements;

•	our ability to retain and/or attract qualified employees;

•	liability or contract claims by or against operators/tenants and;

•	unanticipated difficulties and/or expenditures

We may not be successful in self-managing our business.

On March 17, 2014, we terminated our Advisory Agreement with CRA. Since that date, we have hired as employees certain personnel who had previously worked for CRA, signed a lease and begun operations as a self-managed REIT.  We have previously been dependent on CRA for all services related to our operations, including the purchase, financing, leasing, management and sale of our properties.  There can be no assurance that we will be able to successfully operate our business as a self-managed REIT and pursue our business plan.  If we are not successful, we may need to hire a third party as an advisor or otherwise curtail our operations, both of which could adversely affect our business and have an adverse impact on shareholder value.

Our properties expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could have a material adverse effect on us.

On May 1, 2014, a subsidiary of the Company became the licensed operator of the Friendswood Facility, a skilled nursing facility in Friendswood, Texas. The subsidiary becoming the operator of this property exposes us to new operational risks, liabilities and claims that could increase our costs or adversely affect our ability to generate revenues, thereby reducing our profitability. These operational risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), increased cost of compliance, increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies in our operations and decreases in cash flow, which could have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933 during the periods covered by this Form 10-Q.

(b) Not applicable.

(c) During the six months ended June 30, 2014, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

10.1

Lease Agreement dated April 4, 2014 by and between the Company and Olen Commercial Realty Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2014).

10.2	Indemnification Agreements dated July 31, 2014 by and between the Company and Kent Eikanas, Dominic Petrucci, and Kairos Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2014).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August 2014.

SUMMIT HEALTHCARE REIT, INC.

By:	/s/ Kent Eikanas
Kent Eikanas
President
(Principal Executive Officer)

By:	/s/ Dominic J. Petrucci
Dominic J. Petrucci
Chief Financial Officer
(Principal Financial Officer )

