Form 10-Q
period 2014-09-30
Summit Healthcare REIT, Inc
filed 2014-11-13
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 10, 2014 we had 23,028,014 shares issued and outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	$6,130,000	$10,538,000
Restricted cash	3,068,000	646,000
Real estate properties (certain assets held in variable interest entity):
Land	6,772,000	6,502,000
Buildings and improvements, net	69,258,000	63,358,000
Furniture and fixtures, net	5,003,000	5,454,000
Real estate properties, net	81,033,000	75,314,000
Notes receivable	139,000	208,000
Deferred cost and deposits	364,000	114,000
Deferred financing costs, net	1,666,000	1,023,000
Tenant and other receivables, net	2,480,000	1,173,000
Deferred leasing commission, net	1,899,000	2,389,000
Other assets, net	450,000	299,000
Assets of variable interest entity held for sale	4,113,000	4,299,000
Total assets	$101,342,000	$96,003,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$1,839,000	$972,000
Payable to related parties	1,000	175,000
Accrued salaries and benefits	175,000	—
Prepaid rent and deferred revenue	—	32,000
Security deposits	1,596,000	1,774,000
Liabilities (certain liabilities held in variable interest entity):
Loan payable	61,131,000	52,819,000
Liabilities of variable interest entity held for sale	2,701,000	2,769,000
Total liabilities	67,443,000	58,541,000
Commitment, contingencies and subsequent events
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2014 and December 31, 2013
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,028,014 and 23,028,285 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	23,000	23,000
Additional paid-in capital	117,226,000	117,226,000
Accumulated deficit	(80,175,000)	(77,096,000)
Total stockholders’ equity	37,074,000	40,153,000
Noncontrolling interest	(3,175,000)	(2,691,000)
Total equity	33,899,000	37,462,000
Total liabilities and equity	$101,342,000	$96,003,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental revenues	$1,662,000	$1,551,000	$5,027,000	$4,185,000
Resident services and fee income	2,100,000	—	3,559,000	—
Tenant reimbursements and other income	181,000	165,000	554,000	380,000
Interest income from notes receivable	—	13,000	4,000	38,000
	3,943,000	1,729,000	9,144,000	4,603,000
Expenses:
Property operating costs	2,181,000	216,000	4,226,000	519,000
General and administrative	1,141,000	694,000	2,917,000	2,552,000
Asset management fees and expenses	—	271,000	205,000	865,000
Real estate acquisition costs	(4,000)	121,000	—	257,000
Depreciation and amortization	873,000	627,000	2,984,000	1,709,000
(Collection of ) Reserve for excess advisor obligation	—	(50,000)	189,000	(100,000)
	4,191,000	1,879,000	10,521,000	5,802,000
Operating loss	(248,000)	(150,000)	(1,377,000)	(1,199,000)

Other income and (expense):
Other income	—	23,000	104,000	33,000
Interest expense	(882,000)	(574,000)	(2,319,000)	(1,517,000)
Loss from continuing operations	(1,130,000)	(701,000)	(3,592,000)	(2,683,000)

Discontinued operations:
Income (loss)	36,000	(1,009,000)	(200,000)	(1,009,000)
Impairment of real estate	—	—	—	(3,368,000)
Gain on sales of real estate	—	1,323,000	—	5,411,000
Income (loss) from discontinued operations	36,000	314,000	(200,000)	1,034,000

Net loss	(1,094,000)	(387,000)	(3,792,000)	(1,649,000)
Noncontrolling interest’s share in losses	135,000	274,000	713,000	738,000
Net loss applicable to common shares	$(959,000)	$(113,000)	$(3,079,000)	$(911,000)
Basic and diluted loss per common share
Continuing operations	$(0.04)	$(0.03)	$(0.16)	$(0.12)
Discontinued operations	$0.00	$0.03	$0.03	$0.08
Net loss applicable to common shares	$(0.04)	$0.00	$(0.13)	$(0.04)

Weighted average shares used to calculate basic and diluted net loss per common share	23,028,014	23,028,285	23,028,014	23,028,285

Distributions declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Nine Months Ended September 30, 2014

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2014	23,028,285	$23,000	$117,226,000	$(77,096,000)	$40,153,000	$(2,691,000)	$37,462,000
Surrendered shares	(271)	—	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(28,000)	(28,000)
Noncontrolling interest contribution	—	—	—	—	—	257,000	257,000
Net loss	—	—	—	(3,079,000)	(3,079,000)	(713,000)	(3,792,000)
Balance — September 30, 2014	23,028,014	$23,000	$117,226,000	$(80,175,000)	$37,074,000	$(3,175,000)	$33,899,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,792,000)	$(1,649,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	263,000	119,000
Depreciation and amortization	2,984,000	2,215,000
Straight-line rents and amortization of above/below market rents	(339,000)	(441,000)
Bad debt expense	37,000	7,000
Impairment of real estate	—	3,368,000
Write-off of lease commission, straight-line rent receivables and other assets, net	—	1,049,000
Gain on sales of real estate	—	(5,411,000)
Change in operating assets and liabilities:
Tenant and other receivables, net	(849,000)	38,000
Prepaid and other assets	15,000	621,000
Preferred leasing commission	—	(704,000)
Prepaid rent, security deposit and deferred revenues	(425,000)	12,000
Receivables from related parties	(173,000)	(202,000)
Deferred costs and deposits	—	11,000
Accounts payable and accrued expenses	1,048,000	93,000
Net cash used in operating activities	(1,231,000)	(874,000)

Cash flows from investing activities
Restricted cash	(2,422,000)	(283,000)
Deferred acquisition costs	(233,000)	(153,000)
Real estate acquisitions and capitalized costs	(8,036,000)	(18,555,000)
Real estate improvements	(226,000)	(54,000)
Proceeds/issuance from note receivable	69,000	—
Proceeds from real estate dispositions	—	44,955,000
Net cash (used in) provided by investing activities	(10,848,000)	25,910,000

Cash flows from financing activities:
Proceeds from issuance of loan payable	30,240,000	13,125,000
Security deposits refunded/received, net	21,000	(66,000)
Repayment of loans payable	(22,020,000)	(21,975,000)
Non-controlling interest contribution	257,000	533,000
Distributions paid to non-controlling interests	(28,000)	(75,000)
Deferred financing costs	(906,000)	(375,000)
Net cash provided by (used in) financing activities	7,564,000	(8,833,000)
Net (decrease) increase in cash and cash equivalents	(4,515,000)	16,203,000
Cash and cash equivalents - beginning of period	10,662,000	1,067,000
Cash and cash equivalents - end of period (including cash of VIE)	6,147,000	17,270,000
Less cash and cash equivalents of VIE held for sale – end of period (see Note 10)	(17,000)	(109,000)
Cash and cash equivalents – end of period	$6,130,000	$17,161,000

NON CASH INVESTING AND FINANCING
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,023,000	$1,790,000
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	$—	$5,000
Deferred acquisition costs	$—	$61,000
Deferred loan origination fees	$—	$13,000
Proceeds from non-controlling interests	$—	$90,000
Security deposit not received	$198,000	$72,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc., a Maryland Corporation, was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries (including variable interest entities) except where the context otherwise requires. Until April 1, 2014 and subject to certain restrictions and limitations, our business was managed pursuant to an advisory agreement (the “Advisory Agreement”) with Cornerstone Realty Advisors, LLC (“CRA”). Beginning April 1, 2014, the Company became self-managed and has hired employees to directly manage its operations.

Generally we conduct substantially all of our operations through Cornerstone Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership, which was formed on November 30, 2004. At September 30, 2014, we own a 99.88% general partner interest in the Operating Partnership while CRA owns a 0.12% limited partnership interest. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. These financial statements include consolidation of a variable interest entity (“VIE”) that is currently classified as held for sale (see Note 10). All intercompany accounts and transactions have been eliminated in consolidation.

In 2012, we formed Cornerstone Healthcare Partners LLC (“CHP LLC”) with Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. We own 95% of CHP LLC, with the remaining 5% owned by CHREF. As CHP LLC’s equity holders have voting rights disproportionate to their economic interests in the entity, CHP LLC is considered to be a VIE. We have a controlling financial interest in CHP LLC because we have the power to direct the activities of the VIE that most significantly impact its economic performance and we have the obligation to absorb the VIE’s losses and the right to receive benefits from the VIE. Consequently, we are deemed to be the primary beneficiary of the VIE, and therefore have consolidated the operations of the VIE beginning in the third quarter of 2012.

During 2012, we acquired Sheridan Care Center, Fern Hill Care Center, Farmington Square, Friendship Haven Healthcare and Rehabilitation Center (“Friendship Haven”) and Pacific Health and Rehabilitation Center healthcare properties (collectively, the “JV Properties”) through CHP LLC. In the third quarter of 2013, as part of our strategy to raise new property level joint venture equity capital to support growth and diversify operator, geographic and other risks, we caused CHP LLC to sell a portion of its interests in the JV Properties to third party investors. Proceeds from the sale of interests in these JV Properties were $0.9 million as of September 30, 2014, of which we received $0.8 million and CHREF received $41,000. At September 30, 2014, we owned an 89.0% interest in the JV Properties, CHREF owned a 4.7% interest and third party investors owned 6.3%. The CHP LLC offering has been terminated.

In May 2014, we formed a taxable REIT subsidiary (“TRS”) which became the licensed operator of Friendship Haven (see Note 4).

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014. There have been no material changes to our policies since this filing, except as follows:

We recognize resident fees monthly as services are provided in cases where we serve as the licensed operator of our facilities (see Note 4).

The accompanying Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2013 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 have been omitted in this report.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, CHP LLC (of which the Company owns 95%) and Nantucket Acquisition LLC, a variable interest entity (see Note 10). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (ASU 2014-15). This ASU requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ASU requires disclosures that will enable financial statement users to understand the conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern and management’s plans to alleviate such conditions and events. If substantial doubt cannot be alleviated, an entity must include a statement in the footnotes to the financial statements indicating that there is substantial doubt about the entity’s ability to continue as a going concern.

The standard is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is still evaluating the impact of this new standard but does not expect it to have a material effect on the Consolidated Financial Statements, when adopted.

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the requirements for reporting discontinued operations by raising the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.

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

3. Fair Value Measurements of Financial Instruments

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, notes receivable, certain other assets, deferred costs and deposits, payable to related parties, prepaid rent and deferred revenue, security deposits and loan payable. With the exception of notes receivable and loan payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of September 30, 2014 and December 31, 2013, the fair value of loan payable was $61.6 million and $52.9 million compared to the carrying value of $61.1 million and $52.8 million, respectively. The fair value of loan payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value at September 30, 2014, we utilized a discount rate of 4.75%.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances (see Note 4). No impairments were recorded during the three and nine months ended September 30, 2014.

At September 30, 2014 and December 31, 2013, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

4. Investments in Real Estate

As of September 30, 2014, our portfolio consists of thirteen properties which were 100.0% leased to the operators of the related facilities. The following table provides summary information regarding our properties.

Property (1)	Location	Date Purchased	Square Footage	Purchase Price	Debt	September 30, 2014 % Leased

Sheridan Care Center	Sheridan, OR	August 3, 2012	13,912	$4,100,000	$5,198,000	100.0%
Fern Hill Care Center	Portland, OR	August 3, 2012	13,344	4,500,000	4,560,000	100.0%
Farmington Square	Medford, OR	September 14, 2012	32,557	8,500,000	6,880,000	100.0%
Friendship Haven Healthcare and Rehabilitation Center (2)	Galveston County, TX	September 14, 2012	56,968	15,000,000	6,374,000	100.0	%(5)
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	25,082	8,140,000	7,602,000	100.0%
Danby House	Winston-Salem, NC	January 31, 2013	26,703	9,700,000	7,275,000	100.0%
Brookstone of Aledo(3)	Aledo, IL	July 2, 2013	49,420	8,625,000	5,842,000	100.0%
The Shelby House	Shelby, NC	October 4, 2013	23,074	4,500,000	3,375,000	100.0%
The Hamlet House	Hamlet, NC	October 4, 2013	34,638	6,500,000	4,830,000	100.0%
The Carteret House	Newport, NC	October 4, 2013	29,570	4,300,000	3,195,000	100.0%
Sundial Assisted Living(4)	Redding, CA	December 18, 2013	26,081	3,500,000	—	100.0%
Juniper Village at Lamar	Lamar, CO	September 22, 2014	18,804	4,500,000	3,418,000	100.0%
Juniper Village at Monte Vista	Monte Vista, CO	September 22, 2014	20,190	3,400,000	2,582,000	100.0%
Total:			370,343	$85,265,000	$61,131,000	100.0%

(1)	The above table excludes Sherburne Commons Residences, LLC (“Sherburne Commons”), VIE for which we became the primary beneficiary and began consolidating its financial results as of June 30, 2011. As of October 19, 2011, Sherburne Commons was classified as held for sale (See Note 15).

(2)	We terminated the lease with the operator of this facility on March 16, 2014 and became the licensed operator of the facility on May 1, 2014 through a wholly- owned taxable REIT subsidiary (see Friendship Haven Taxable REIT Subsidiary).

(3)	Formerly known as Heritage Woods of Aledo.

(4)	Formerly known as Redding Assisted Living.

(5)	Friendship Haven is currently being operated by a wholly-owned subsidiary of the Company.

As of September 30, 2014, adjusted cost and accumulated depreciation and amortization related to investments in real estate, including the CHP LLC acquisitions, and excluding assets of variable interest entity held for sale, were as follows:

Healthcare	Land	Buildings and Improvements	Furniture and Fixture	Total
Investments in real estate	$6,772,000	$72,484,000	$6,891,000	$86,147,000
Less: accumulated depreciation and amortization	—	(3,226,000)	(1,888,000)	(5,114,000)
Net investments in real estate	$6,772,000	$69,258,000	$5,003,000	$81,033,000

Friendship Haven Taxable REIT Subsidiary

Beginning in January 2014, the tenant/operator of the Friendship Haven ceased paying rent payments due to us under the lease agreement. On March 16, 2014, we terminated the lease agreement. Effective May 1, 2014, we became the licensed operator of the facility through a wholly-owned taxable REIT subsidiary (“TRS”). Upon becoming the licensed operator of the facility, we entered into a management agreement with an affiliate of Stonegate Senior Living (“Stonegate”). We plan to operate the facility with the Stonegate affiliate or another operator until a long-term lease agreement can be secured with a financially stable tenant/operator. We are currently seeking to secure a long term triple net lease with an operator and hope to finalize an arrangement in early 2015.

Impairments

We conduct a comprehensive review of our real estate assets for impairment. We recorded no impairment charges related to properties held and used for the nine months ended September 30, 2014 and 2013.

Real Estate Held for Sale

We sold our remaining industrial assets in 2013. Consequently, we reclassified these properties to real estate held for sale and their financial operations to discontinued operations for the first quarter of 2013. When assets are classified as held for sale, they are recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. For the three and nine months ended September 30, 2014 and 2013, we recorded $0 and $3.4 million impairment to real estate held for sale.

See Note 15 for discussion of amounts recorded in discontinued operations.

Leasing Commissions

Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of September 30, 2014 and December 31, 2013, the unamortized balance of capitalized leasing commissions was $1.9 million and $2.4 million, respectively. The amortization of Friendship Haven’s leasing commission totaling $0.4 million was accelerated due to the lease termination on March 16, 2014. Amortization expense for the three months ended September 30, 2014 and 2013 was $40,000 and $41,000, respectively. Amortization expense related to capitalized leasing commission for the nine months ended September 30, 2014 and 2013 was $489,000 and $108,000, respectively.

Acquisitions

Juniper Facilities

On September 22, 2014, we acquired two skilled nursing facilities in Lamar and Monte Vista, Colorado for a total purchase price of $7.9 million and leased the facilities to Dakavia Management Corporation for an initial term of 15 years, plus one five year renewal option. Each facility has a total of 60 beds. The initial lease rate is 10% with fixed annual escalators. Because the facilities were owner-occupied, we accounted for the acquisition as an asset purchase.

The following sets forth the allocation of the purchase price of the properties acquired in 2014 as well as the associated acquisitions costs, which have been capitalized.

	Lamar	Monte Vista	Total
Land	$159,000	$111,000	$270,000
Buildings & improvements	4,163,000	3,029,000	7,192,000
Site improvements	59,000	144,000	203,000
Furniture & fixtures	194,000	184,000	378,000
Real estate acquisition and capitalized costs	$4,575,000	$3,468,000	$8,043,000
Third-party acquisition costs, capitalized (included above)	$75,000	$68,000	$143,000

5. Allowance for Doubtful Accounts

Allowance for doubtful accounts was $37,000 and $0 as of September 30, 2014 and December 31, 2013, respectively.

6. Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily notes receivable and the note receivable from related party. Refer to Notes 7 and 8 with regard to credit risk evaluation of notes receivable and the note receivable from related party, respectively. Our cash is generally invested in investment-grade short-term instruments. As of September 30, 2014, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of September 30, 2014, excluding the Sherburne Commons VIE, we owned one property in California, four properties in Oregon, one property in Texas, one property in Illinois, four properties in North Carolina and two properties in Colorado. Accordingly, there is a geographic concentration of risk subject to economic and regulatory conditions in Oregon and North Carolina.

7. Notes Receivable

The Servant Healthcare Investments, LLC note was paid in full on May 2, 2014. For the three months ended September 30, 2014 and 2013, interest income related to the note receivable was $0 and $13,000, respectively. For the nine months ended September 30, 2014 and 2013, interest income related to the note receivable was $4,000 and $38,000, respectively.

8. Note Receivable from Related Party (eliminated in consolidation)

We hold a note receivable from the participating first mortgage loan made to Nantucket Acquisition LLC (“Nantucket”), a Delaware limited liability company owned and managed by Cornerstone Ventures Inc., an affiliate of CRA. We have not recorded interest income on this loan since October 2010 because of the doubtfulness of collection.

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

For the nine months ended September 30, 2014 and 2013, the note receivable balance increased by $82,000 and $292,000, respectively, to provide funds to meet Sherburne Commons’ operating shortfalls. The following table reconciles the note receivable from Nantucket from January 1, 2014 to September 30, 2014 and from January 1, 2013 to September 30, 2013:

	2014	2013
Balance at January 1,	$—	$—
Additions:
Additions to note receivable from related party	82,000	292,000
Deductions:
Repayments of note receivable from related party	—	—
Elimination of balance in consolidation of VIE	(82,000)	(292,000)

Balance at September 30,	$—	$—

9. Receivable from Related Party

The receivable from related party primarily consists of the “excess organization and offering costs” (as described below) paid to CRA related to our follow-on securities offering which terminated on June 10, 2012, operating costs reimbursed to CRA that exceed limits set forth in our charter, excess reimbursements for direct expenses paid to CRA, and excess asset management fees paid to CRA.

According to the Advisory Agreement in effect at the time, CRA is obligated to reimburse us the “organization and offering costs” that exceed 3.5% of our offering gross proceeds within sixty days after the end of the month in which the offering terminates. Consequently, we recorded a receivable from CRA for $1.0 million related to the organization and offering expenses related to our primary and secondary stock offerings, but reserved the full amount based on our collectability analysis. As of September 30, 2014, the gross balance of this receivable was $0.7 million before being fully reserved. CRA repaid varying amounts against this receivable quarterly during 2013, but no repayment has occurred in 2014 (see Note 12).

Our total operating expenses are limited to certain amounts as defined in our charter. For the nine months ended September 30, 2014, our total operating expenses exceeded such limit by $1.7 million. We recorded this excess as receivable from related party and reserved for the entire amount due to the uncertainty of collectability (see Note 12).

We over-reimbursed CRA $189,000 for various operating expenses in the first quarter of 2014. We recorded this amount as receivable from related party and reserved for the entire amount due to uncertainty of collection.

Additionally, we over paid CRA $32,000 for asset management fees in 2013 and 2014. We recorded this amount as receivable from related party and reserved for the entire amount due to uncertainty of collectability.

10. Consolidation of Nantucket Variable Interest Entity

As of September 30, 2014 and December 31, 2013, we had a variable interest in a VIE in the form of a note receivable from Nantucket in the amount of $9.5 million and $9.4 million, respectively (see Note 8).

As a result of our issuing a notice of default and the borrower’s failure to cure the default under the note, we determined that we are the primary beneficiary of the VIE. Therefore, we consolidated the operations of the VIE beginning June 30, 2011. Assets of the VIE may only be used to settle obligations of the VIE and creditors of the VIE have no recourse to the general credit of the Company.

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

As of September 30, 2014 and December 31, 2013, adjusted cost, net of accumulated depreciation and amortization related to real estate and related intangible lease assets and liabilities of the VIE held for sale were as follows:

	Buildings and Improvements	Acquired Above Market Leases	In-Place Lease Value	Acquired Below-Market Leases
Net investments in real estate and related intangible lease assets (liabilities) of VIE held for sale	$688,000	$3, 172,000	$45,000	$(145,000)

On October 6, 2014, we successfully foreclosed on the Sherburne Commons property.

11. Equity

Common Stock

As of September 30, 2014 and December 31, 2013, we had cumulatively issued 20.9 million shares of common stock for a total of $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. We are not currently offering our shares of common stock for sale.

Distributions

Our distribution reinvestment plan was suspended indefinitely effective December 31, 2010. At this time, we cannot provide any assurance as to if or when we will resume distributions or our distribution reinvestment plan. We did not pay any distributions to stockholders for the nine months ended September 30, 2014 and 2013.

Stock Repurchase Program

Our board of directors suspended repurchases under the program effective December 31, 2010. At this time, we can make no assurance as to when and on what terms repurchases will resume.

12. Related Party Transactions

Related party transactions relate to fees paid and costs reimbursed to CRA for services rendered to us through March 31, 2014.

Prior to the Company terminating the Advisory Agreement effective April 1, 2014, the Company had no employees. CRA was primarily responsible for managing our business affairs and carrying out the directives of our board of directors. The Advisory Agreement entitled CRA to specified fees upon the provision of certain services with regard to the investment of funds in real estate projects, among other services, as well as reimbursement of certain costs and expenses incurred by CRA in providing services to us.  Specific fees described in the Advisory Agreement which would have been owed to CRA are described below. We do not believe that we owe CRA any amounts due under the Advisory Agreement.

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

Organizational and Offering Costs - The Advisory Agreement provided for reimbursement by CRA for organizational and offering costs in excess of 3.5% of the gross proceeds from our primary offering and follow-on offering. Under the Advisory Agreement, within 60 days after the end of the month in which our follow-on offering terminates, CRA was obligated to reimburse us to the extent that the organization and offering expenses related to our follow-on offering borne by us exceeded 3.5% of the gross proceeds of the Follow-on Offering. As of June 10, 2012, the date that our follow-on offering terminated, we had reimbursed CRA a total of $1.1 million in organizational and offering costs related to our follow-on offering, of which $1.0 million was in excess of the contractual limit. Consequently, in the second quarter of 2012, we recorded a receivable from CRA for $1.0 million reflecting the excess reimbursement. However, based on our evaluation of various factors related to collectability of this receivable, we reserved the full amount of the receivable. As of September 30, 2014 and December 31, 2013, the gross balance of this receivable was $0.7 million and $0.7 million, respectively. CRA has repaid varying amounts against this receivable quarterly during 2013, but no repayment has occurred in 2014. The balance of this receivable has been fully reserved for as of September 30, 2014 and December 31, 2013.

Acquisition Fees and Expenses - For the three months ended September 30, 2014 and 2013, CRA earned $0 and $0.1 million of acquisition fees. For the nine months ended September 30, 2014 and 2013, CRA earned $0 and $0.3 million of acquisition fees, respectively. These fees are included in real estate acquisition costs on our Condensed Consolidated Statements of Operations.

Management Fees and Expenses - For the three months ended September 30, 2014 and 2013, CRA earned $0 and $0.2 million, respectively, of asset management fees. For the nine months ended September 30, 2014 and 2013, CRA earned $0.2 million and $0.7 million, respectively. These costs are included in asset management fees and expenses in our condensed consolidated statements of operations.

In addition, the Advisory Agreement provided for our reimbursement of CRA for the direct and indirect costs and expenses incurred by CRA in providing asset management services to us, including related personnel and employment costs. For the three months ended September 30, 2014 and 2013, CRA was reimbursed $0 and $52,000, respectively, of such direct and indirect costs and expenses. For the nine months ended September 30, 2014 and 2013, CRA was reimbursed $36,000 and $204,000, respectively. These costs are included in asset management fees in our consolidated statements of operations.

In 2013 and 2014, we overpaid CRA $32,000 for asset management fees. We have recorded this amount as receivable from related party on our September 30, 2014 Condensed Consolidated Balance Sheet and reserved for the entire amount due to the uncertainty of collectability.

Operating Expenses - For the three months ended September 30, 2014 and 2013, $0 and $0.3 million of operating expenses incurred on our behalf were reimbursed to CRA, respectively. For the nine months ended September 30, 2014 and 2013, we reimbursed $0.2 million and $0.9 million of operating costs incurred by CRA on our behalf, respectively. These costs are included in general and administrative expenses on our condensed consolidated statements of operations. The Company paid $189,000 in excess operating expense reimbursements to CRA in prior periods. Accordingly, we have recorded this receivable due from CRA and reserved for the entire amount due to the uncertainty of collectability.

Pursuant to provisions contained in our terminated Advisory Agreement, our board of directors had the responsibility of limiting our total operating expenses for each trailing four consecutive quarters to amounts that do not exceed the greater of 2% of our average invested assets or 25% of our net income, calculated in the manner set forth in our charter, unless a majority of the directors (including a majority of the independent directors) made a finding that a higher level of expenses was justified (the “2%/25% Test”). In the event that a majority of the directors had not determined that such excess expenses were justified, CRA was required to reimburse to us the amount of the excess expenses paid or incurred (the “Excess Amount”).

For each four-fiscal-quarter period prior to March 31, 2014, our board of directors determined that the Excess Amount was justified and had consequently waived such Excess Amount. For the four-fiscal-quarter period ended March 31, 2014, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $3.7 million and incurred an Excess Amount of approximately $1.7 million during this period. Our board of directors did not waive this Excess Amount and therefore such Excess Amount is due to the Company from CRA. Accordingly, we have recorded this receivable and reserved for the entire amount due to the uncertainty of collectability.

Property Management and Leasing Fees and Expenses - For the three months ended September 30, 2014 and 2013, CRA earned approximately $0 and $43,000, respectively, of property management fees. For the nine months ended September 30, 2014 and 2013, CRA earned approximately $42,000 and $117,000, respectively, of property management fees. For the three months ended September 30, 2014 and 2013, CRA earned leasing fees of $0 and $0.3 million, respectively. For the nine months ended September 30, 2014 and 2013, CRA earned $0 and $0.5 million of leasing fees, respectively. These costs are included in property operating and maintenance expenses in our consolidated statements of operations.

Disposition Fee - For the three months ended September 30, 2014 and 2013, CRA earned disposition fees of $0 and $0.2 million, respectively. For the nine months ended September 30, 2014 and 2013, CRA earned disposition fees of $0 and $0.6 million, respectively. These fees are included in loss on sales of real estate on our condensed consolidated statements of operations.

Subordinated Participation Provisions - CRA was entitled to receive a subordinated participation upon the sale of our properties, listing of our common stock or termination of CRA, contingent upon meeting/exceeding certain performance thresholds. There will not be any of these fees earned in the future based upon the Advisory Agreement termination.

13. Loan Payable

We have total debt obligations of $61.1 million that will mature between 2016 and 2049. In connection with our loan payable, we incurred and capitalized financing costs totaling $2.1 million and $1.2 million, as of September 30, 2014 and December 31, 2013, respectively. These financing costs have been capitalized and are being amortized over the life of their respective financing agreements. For the three months ended September 30, 2014 and 2013, $169,000 and $44,000, respectively, of deferred financing costs were amortized and included in interest expense in our consolidated statements of operations. For the nine months ended September 30, 2014 and 2013, $263,000 and $119,000, respectively, of deferred financing costs were amortized.

Wells Fargo Bank, National Association

This loan was paid off in its entirety in the third quarter of 2013. During the three and nine months ended September 30, 2013, we incurred $35,000 and $0.1 million, respectively, of interest expense.

Transamerica Life Insurance Company

This loan was paid off in its entirety in the third quarter of 2013. During the three and nine months ended September 30, 2013, we incurred $68,000 and $0.3 million, respectively, of interest expense related to this loan.

General Electric Capital Corporation – Western Property

This loan was paid off in its entirety in the first quarter of 2013. During the three and nine months ended September 30, 2013, we incurred $0 and $26,000, respectively, of interest expense related to this loan.

General Electric Capital Corporation – Healthcare Properties (“GE Healthcare Loan” or “GE Loan”)

In September 2014, we refinanced the Farmington Square, Fern Hill, Sheridan, and Pacific facilities with Housing and Urban Development (“HUD”) insured loans from the Lancaster Pollard Mortgage Company, LLC. We used $21.7 million of the proceeds from these new HUD insured loans to pay down the principal of the GE Loan. Subsequent to these new HUD insured loans, the GE Loan collateral consisted of Friendship Haven and the Brookstone of Aledo facility, which was cross collateralized with the GE Loan when the principal balance was paid down. The GE Loan, which bears interest for the first 12 months at 90-day LIBOR plus 4.5%, with a LIBOR floor of 0.5%, matures on September 11, 2017, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the GE Loan will become due. The GE Loan is interest only for the first 12 months of the loan, and amortized over 25 years with a 6.00% fixed interest rate thereafter. As of September 30, 2014 and December 31, 2013, we had net borrowings of $6.4 million and $28.3 million under the GE Loan agreement, respectively. During the three months ended September 30, 2014 and 2013, we incurred $0.4 million and $0.4 million, respectively, of interest expense related to this GE Loan agreement. During the nine months ended September 30, 2014 and 2013, we incurred $1.1 million and $1.1 million, respectively, of interest expense related to this GE Loan agreement.

The principal payments due on the loan for the period from October 1, 2014 to December 31, 2014, and for each of the three following years ending December 31 are as follows:

Year	Principal Amount
October 1, 2014 to December 31, 2014	$32,000
2015	129,000
2016	129,000
2017	6,083,000
Subtotal	$6,373,000

General Electric Capital Corporation – Aledo Property (“Aledo Loan”)

The Aledo Loan is secured by the Brookstone of Aledo (“Aledo”) facility and Friendship Haven, which was cross collateralized with the Aledo Loan in September 2014 in conjunction with the refinancing of the Farmington Square, Fern Hill, Sheridan, and Pacific facilities with HUD insured loans. The Aledo Loan, which bears interest for the first 12 months at 90-day LIBOR plus 4.5%, with a LIBOR floor of 0.5%, matures on July 1, 2018, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the Aledo Loan will become due. The Aledo Loan is interest only for the first 12 months of the loan, and amortized over 25 years with a 6.00% fixed interest rate thereafter. As of September 30, 2014 and December 31, 2013, we had net borrowings of $5.8 million and $5.9 million, respectively, under the loan agreement. During the three months ended September 30, 2014 and 2013, we incurred $75,000 and $74,000 of interest expense related to the Aledo Loan, respectively. During the nine months ended September 30, 2014 and 2013, we incurred $222,000 and $74,000 of interest expense related to the Aledo Loan, respectively.

The principal payments due on the loan for the period from October 1, 2014 to December 31, 2014, and for each of the four following years ending December 31 are as follows:

Year	Principal Amount
October 1, 2014 to December 31, 2014	$40,000
2015	102,000
2016	107,000
2017	115,000
2018	5,478,000
Subtotal	$5,842,000

The PrivateBank and Trust Company – Winston-Salem Property (“PB Loan”)

The PB Loan is secured by the Danby House facility and bears interest at one-month LIBOR plus 4.00% with a LIBOR floor of 1.00%. The PB Loan matures on January 30, 2016, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the PB Loan will become due. The PB Loan is amortized over 25 years with principal amounts being paid into a sinking fund. As of September 30, 2014 and December 31, 2013, we had net borrowings of $7.3 million under the loan. During the three months ended September 30, 2014 and 2013, we incurred $93,000 and $93,000, respectively, of interest expense related to the PB Loan. During the nine months ended September 30, 2014 and 2013, we incurred $275,000 and $245,000, respectively, of interest expense related to the PB Loan. As of September 30, 2014, we are in technical default of the loan agreement as the facility’s operations have not maintained the required minimum lease coverage ratio and are working with the tenant/operator of the Danby House facility to cure the default.

The principal payments due on the loan for the period from October 1, 2014 to December 31, 2014, and for each of the two following years ending December 31 are as follows:

Year	Principal Amount
October 1, 2014 to December 31, 2014	$43,000
2015	179,000
2016	7,053,000
Subtotal	$7,275,000

The PrivateBank and Trust Company – North Carolina Portfolio (“North Carolina Loan”)

The North Carolina Loan is secured by the Carteret House, Hamlet House, and Shelby House properties.  The North Carolina Loan bears interest at one-month LIBOR plus 4.25% with a LIBOR floor of 1.00%. The North Carolina Loan matures on October 3, 2016, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the North Carolina Loan will become due. The North Carolina Loan is amortized over 25 years with principal amounts being paid into a sinking fund. As of September 30, 2014 and December 31, 2013, we had net borrowings of $11.4 million under the loan agreement. During the three months ended September 30, 2014 and 2013, we incurred $156,000 and $0, respectively, of interest expense related to the North Carolina Loan. During the nine months ended September 30, 2014 and 2013, we incurred $462,000 and $0, respectively, of interest expense related to the North Carolina Loan.

The principal payments due on the loan for the period from October 1, 2014 to December 31, 2014, and for each of the two following years ending December 31 are as follows:

Year	Principal Amount
October 1, 2014 to December 31, 2014	$60,000
2015	245,000
2016	11,095,000
Subtotal	$11,400,000

We intend to refinance the PB Loan and North Carolina Loan with HUD insured debt. In the fourth quarter of 2013, we filed loan applications with HUD and have paid $0.5 million in fees and expenses associated with the refinancing. Such amounts have been capitalized and are included in deferred financing costs on the accompanying consolidated balance sheets. While there can be no assurances made that we will receive approval or when such approval would be received to consummate the proposed HUD refinancing, but we expect to receive approval for these HUD loans to close by the end of 2014.

Lancaster Pollard Mortgage Company, LLC (“Sheridan Loan”)

In September 2014, we refinanced the Sheridan Care Center with a loan from Lancaster Pollard Mortgage Company, LLC. The Sheridan Loan is insured by HUD and secured by the Sheridan Care Center facility. From the proceeds of the Sheridan Loan, $4.6 million was used to pay down the principal balance of the GE Loan. As of September 30, 2014, we had net borrowings of $5.2 million under the loan. The loan bears interest at a fixed rate of 4.43%, including mortgage insurance premium, for the life of the loan. The loan matures on September 30, 2039 and amortizes over 25 years. During the three and nine months ended September 30, 2014, we incurred $25,000 of interest expense related to this loan.

The principal payments due on the loan for the period from October 1, 2014 to December 31, 2014, and for each of the following years ending December 31 and thereafter are as follows:

Year	Principal Amount
October 1, 2014 to December 31, 2014	$31,000
2015	129,000
2016	133,000
2017	139,000
2018 and thereafter	4,766,000
Subtotal	$5,198,000

Lancaster Pollard Mortgage Company, LLC (“Fern Hill Loan”)

In September 2014, we refinanced the Fern Hill Care Center with a loan from Lancaster Pollard Mortgage Company, LLC. The Fern Hill Loan is insured by HUD and secured by the Fern Hill Care Center facility. From the proceeds of the Fern Hill Loan, $4.1 million was used to pay down the principal balance of the GE Loan. As of September 30, 2014, we had net borrowings of $4.6 million under the loan. The loan bears interest at a fixed rate of 4.43%, including mortgage insurance premium, for the life of the loan. The loan matures on September 30, 2039 and amortizes over 25 years. During the three and nine months ended September 30, 2014, we incurred $22,000 of interest expense related to this loan.

The principal payments due on the loan for the period from October 1, 2014 to December 31, 2014, and for each of the following years ending December 31 and thereafter are as follows:

Year	Principal Amount
October 1, 2014 to December 31, 2014	$28,000
2015	113,000
2016	117,000
2017	121,000
2018 and thereafter	4,181,000
Subtotal	$4,560,000

Lancaster Pollard Mortgage Company, LLC (“Pacific Loan”)

In September 2014, we refinanced the Pacific Health and Rehabilitation Center with a loan from Lancaster Pollard Mortgage Company, LLC. The Pacific Loan is insured by HUD and secured by the Pacific Health and Rehabilitation Center facility. From the proceeds of the Pacific Loan, $6.8 million was used to pay down the principal balance of the GE Loan. As of September 30, 2014, we had net borrowings of $7.6 million under the loan. The loan bears interest at a fixed rate of 4.43%, including mortgage insurance premium, for the life of the loan. The loan matures on September 30, 2039 and amortizes over 25 years. During the three and nine months ended September 30, 2014, we incurred $37,000 of interest expense related to this loan.

The principal payments due on the loan for the period from October 1, 2014 to December 31, 2014, and for each of the following years ending December 31 and thereafter are as follows:

Year	Principal Amount
October 1, 2014 to December 31, 2014	$46,000
2015	188,000
2016	195,000
2017	203,000
2018 and thereafter	6,970,000
Subtotal	$7,602,000

Lancaster Pollard Mortgage Company, LLC (“Farmington Square Loan”)

In September 2014, we refinanced Farmington Square with a loan from Lancaster Pollard Mortgage Company, LLC. The Farmington Square Loan is insured by HUD and secured by the Farmington Square facility in Medford, Oregon. From the proceeds of the Farmington Square Loan, $6.1 million was used to pay down the principal balance of the GE Loan. As of September 30, 2014, we had net borrowings of $6.9 million under the loan. The loan bears interest at a fixed rate of 4.43%, including mortgage insurance premium, for the life of the loan. The loan matures on September 30, 2049 and amortizes over 35 years. During the three and nine months ended September 30, 2014, we incurred $36,000 of interest expense related to this loan.

The principal payments due on the loan for the period from October 1, 2014 to December 31, 2014, and for each of the following years ending December 31 and thereafter are as follows:

Year	Principal Amount
October 1, 2014 to December 31, 2014	$24,000
2015	97,000
2016	101,000
2017	105,000
2018 and thereafter	6,553,000
Subtotal	$6,880,000

The PrivateBank and Trust Company – Juniper Village (“Juniper Loan”)

In conjunction with the acquisition of the Juniper Village at Lamar and Juniper Village at Monte Vista properties on September 22, 2014, we entered into a loan agreement with The PrivateBank and Trust Company for a loan in the aggregate principal amount of $6.0 million secured by a first lien security interest in the Lamar and Monte Vista properties. The Juniper Loan bears interest at one-month LIBOR plus 4.50% with a LIBOR floor of .25%. The Juniper Loan matures on September 21, 2017, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the Juniper Loan will become due. The Juniper Loan is amortized over 25 years with principal amounts being paid into a sinking fund. As of September 30, 2014 and December 31, 2013, we had net borrowings of $6.0 million under the loan agreement. During the three and nine months ended September 30, 2014 and 2013, we incurred $7,000 and $0, respectively, of interest expense related to the Juniper Loan.

The principal payments due on the loan for the period from October 1, 2014 to December 31, 2014, and for each of the two following years ending December 31 are as follows:

Year	Principal Amount
October 1, 2014 to December 31, 2014	$33,000
2015	132,000
2016	143,000
2017	5,692,000
Subtotal	$6,000,000

HUD requires that our lender hold certain reserves for property tax, insurance, and capital expenditures. These reserves are included in restricted cash on the Company’s Condensed Consolidated Balance Sheet.

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

On April 1, 2014 CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On April 17, 2014, Judge Nakamura denied in its entirety plaintiffs’ ex parte application for a temporary restraining order to show cause why a preliminary injunction against the defendants should not issue.  On May 19, 2014, the Company filed a counter claim against plaintiffs and certain individuals affiliated with CRA and affiliated entities. The Company continues to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself. Plaintiffs and defendants are conducting discovery.

On April 4, 2014, we entered into a lease agreement effective May 1, 2014 for corporate office space located in Lake Forest, California. The term of the lease is for three years. Base rent is $71,270 for the first year of the lease, $76,186 for the second year of the lease, and $81,100 for the third year of the lease.

In connection with our becoming the licensed operator of Friendship Haven through a wholly-owned taxable REIT subsidiary, we have entered into a management agreement with an affiliate of Stonegate. The management agreement calls for us to pay to Stonegate a termination fee if we terminate the agreement within the first twelve months of the term. The termination fee is equal to three times the highest monthly management fee paid to Stonegate prior to the termination. As of September 30, 2014, the termination fee would be approximately $110,000.

15. Discontinued Operations

Divestitures

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

Real Estate Held for Sale and Disposed

At September 30, 2014 and December 31, 2013, the Sherburne Commons property has been classified as real estate held for sale and the results of operations for the variable interest entity held for sale have been presented in discontinued operations on the accompanying consolidated statements of operations for all periods presented (see Note 10).

No real estate investments were disposed of in 2014.

Purchase Options

As of September 30, 2014, the Company owns one property with a book value of approximately $7.9 million that is subject to a third purchase option that became exercisable on September 14, 2014. The option provides the option holder with the right to purchase the property at increasing exercise price intervals based on elapsed time. The option expires August 13, 2022.

The following is a summary of the components of (loss) income from discontinued operations for the three months and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Rental revenues, tenant reimbursements and other income	$700,000	$1,149,000	$1,853,000	$3,788,000
Operating expenses and real estate taxes	(664,000)	(2,054,000)	(2,053,000)	(4,291,000)
Depreciation and amortization	—	(104,000)	—	(506,000)
Impairment of real estate	—	—	—	(3,368,000)
Gain on sales of real estate net	—	1,323,000	—	5,411,000
Income (loss) from discontinued operations	$36,000	$314,000	$(200,000)	$1,034,000

The following table presents balance sheet information for the properties classified as held for sale as of September 30, 2014 and December 31, 2013. FASB ASC 360 requires that assets classified as held for sale be carried at the lesser of their carrying amount or estimated fair value, less estimated selling costs.

	September 30, 2014	December 31, 2013
Assets of variable interest entity held for sale:
Cash and cash equivalents	$17,000	$124,000
Investments in real estate, net	3,905,000	3,905,000
Accounts receivable, inventory and other assets	191,000	270,000
Total assets	$4,113,000	$4,299,000

Liabilities of variable interest entity held for sale:
Note payable	$1,332,000	$1,332,000
Loan payable	127,000	219,000
Accounts payable and accrued liabilities	499,000	600,000
Intangible lease liabilities, net	145,000	145,000
Interest payable	598,000	473,000
Liabilities of variable interest entity held for sale	$2,701,000	$2,769,000

16. Segment Reporting

We operate in one reportable segment: healthcare. This segment consists of senior-housing facilities leased to healthcare operating companies under long-term “triple-net” leases, which require the tenants to pay all property-related expenses. We lease our healthcare properties to four different operators, two of which comprise over ten percent of our healthcare segment revenue. Friendship Haven is currently operated by our wholly-owned subsidiary (see Note 4). The Sherburne Commons property continues to be reported as held for sale (see Note 15) and the results of its operations have been reported in discontinued operations.

As part of our transition strategy, we sold the remaining industrial properties in 2013.

17. Subsequent Events

On October 31, 2014, we acquired a 55 bed skilled nursing facility in Myrtle Point, Oregon (“Myrtle Point”) for $4.15 million. Myrtle Point is leased to an affiliate of Dakavia, the current operator of Myrtle Point, under a long-term triple net lease. The lease also includes an earn-out provision within the first 24 months of the lease term which would entitle the seller to an earn-out payment of up to $450,000. We acquired our interest in Myrtle Point subject to a loan secured by the property and cross-collateralized with two of our other properties, Juniper Village at Lamar and Juniper Village at Monte Vista. On October 31, 2014, we amended an existing loan agreement with The PrivateBank and Trust Company to increase the principal amount of the loan by $3.08 million collateralized by a security interest in three properties. This loan, which bears interest at the One Month LIBOR (London Interbank Rate), with a floor of 25 basis points, plus a spread of 4.50%, has a 25 year amortization schedule and matures on October 30, 2017. This loan may be prepaid with no penalty if Myrtle Point is refinanced through a HUD insured loan.

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

Overview

We were founded in October 2004 to invest and own commercial real estate. As of November 23, 2010 after raising $167.1 million of gross proceeds from the sale of 20.9 million shares of our common stock, we stopped selling shares of our common stock.  As of that date, we had acquired thirteen industrial properties, four of which were sold during 2011.  The balance of the industrial properties were sold in 2013 in accordance with the strategic repositioning plan adopted by our board of directors.

In 2012 we acquired five healthcare related properties, in 2013 we acquired six healthcare related properties, and through September 30, 2014 we acquired another two healthcare related properties.  Our intermediate term goals include continuing to re-invest the net proceeds from industrial property sales into healthcare properties, as well as attracting 3rd party capital to grow the healthcare portfolio.

We believe that becoming self-managed will provide numerous intermediate and long term benefits, despite certain non-recurring transition costs and will allow us to realize increased funds from operations (“FFO”) and net asset value (“NAV”) in a shorter period of time than if we had remained externally managed.

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

Our repositioning strategy began with the sale of the industrial properties. The net property proceeds were used to de-lever our balance sheet by paying down and/or paying off certain short term higher interest-rate debt, renegotiating lower interest rates on other loan obligations, extending debt maturities and acquiring healthcare real estate properties including independent living facilities, skilled-nursing facilities (“SNF”), assisted living and memory care facilities, and other continuing care retirement communities. Each of these segments of the seniors housing industry caters to different segments of the elderly population.

Portfolio

At September 30, 2014, we own thirteen healthcare facilities, located in six states, consisting of six skilled nursing facilities and seven assisted living / memory care facilities. The following tables summarize our investments in real estate as of September 30, 2014:

Real Estate Properties:
	Properties	Beds	Square Footage	Purchase Price

Skilled Nursing Facilities	6	450	148,300	$39,640,000
Assisted Living/Memory Care Facilities	7	497	222,043	45,625,000
Total Real Estate Properties	13	947	370,343	$85,265,000

Property	Location	Date Purchased	Square Footage	Beds	2014 Revenue[1]

Sheridan Care Center	Sheridan, OR	August 3, 2012	13,912	51	$480,000
Fern Hill Care Center	Portland, OR	August 3, 2012	13,344	51	442,000
Farmington Square	Medford, OR	September 14, 2012	32,557	71	793,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	56,968	150	609,000	[2]
Pacific Health and Rehabilitation Center	Tigard, Oregon	December 24, 2012	25,082	78	838,000
Danby House	Winston-Salem, NC	January 31, 2013	26,703	99	889,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	49,420	66	665,000
The Shelby House	Shelby, NC	October 4, 2013	23,074	72	385,000
The Hamlet House	Hamlet, NC	October 4, 2013	34,638	60	556,000
The Carteret House	Newport, NC	October 4, 2013	29,570	64	367,000
Sundial Assisted Living	Redding, CA	December 18, 2013	26,081	65	313,000
Juniper Village at Lamar	Lamar, CO	September 22, 2014	18,804	60
Juniper Village at Monte Vista	Monte Vista CO	September 22, 2014	20,190	60

Total			370,343	947

1 Represents 2014 revenue based on in-place leases.

2 Represents 2014 rent due under a lease between the Company and a wholly-owned TRS.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC, except as follows:

We recognize resident fees monthly as services are provided in cases where we serve as the licensed operator of our facilities.

Results of Operations

In October 2011, we reclassified the Sherburne Commons property as variable interest entity held for sale (see Notes 10 and 15 to the condensed consolidated financial statements) and the results of its operations have been reported in discontinued operations for all periods presented.

Three months ended September 30, 2014 and 2013

	Three Months Ended September 30,			%
	2014	2013	$ Change	Change
Rental revenues, tenant reimbursements & other income	$1,843,000	$1,716,000	$127,000	7.4%
Resident services and fee income	2,100,000	—	2,100,000	N/A
Property operating costs	(2,181,000)	(216,000)	(1,965,000)	909.7%
Net operating income (1)	1,762,000	1,500,000	262,000	17.5%
Interest income from notes receivable	—	13,000	(13,000)	(100.0)%
General and administrative	(1,141,000)	(694,000)	(447,000)	64.4%
Asset management fees and expenses	—	(271,000)	271,000	(100.0)%
Real estate acquisition costs	4,000	(121,000)	125,000	(103.3)%
Depreciation and amortization	(873,000)	(627,000)	(246,000)	39.2%
Collection of excess advisor obligation	—	50,000	(50,000)	(100.0)%
Interest and other expense and income	(882,000)	(551,000)	(331,000)	60.1%
Loss from continuing operations	(1,130,000)	(701,000)	(429,000)	61.2%
Income from discontinued operations	36,000	314,000	(278,000)	(88.5)%
Net loss	(1,094,000)	(387,000)	(707,000)	182.7%
Noncontrolling interests’ share in losses	135,000	274,000	(139,000)	(50.7)%
Net loss applicable to common shares	$(959,000)	$(113,000)	$(846,000)	748.7%

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident service and fee income, tenant reimbursements and other income less property operating costs. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Rental revenues, tenant reimbursements and other income increases are due to the timing of our healthcare property acquisitions. We owned thirteen healthcare properties in the third quarter of 2014 as opposed to seven properties in the third quarter of 2013.

Resident services and fee income relates to a wholly-owned TRS becoming the licensed operator of the Friendswood Facility on May 1, 2014.

Property operating cost increases are due to the timing of our healthcare property acquisitions as well as the addition of the TRS operations. We owned thirteen healthcare properties in the third quarter of 2014 as opposed to seven properties in the third quarter of 2013.

General and administrative expenses increased primarily due to the consolidated TRS operations offset by various cost savings.

Asset management fee and expense decreases are due to the termination of the Advisory Agreement in April 2014. Since then, we became self-managed and directly manage our own operations.

Real estate acquisition costs decreased in 2014 due to acquisition costs paid to the former advisor for the purchase of Aledo in the third quarter of 2013. Due to the termination of the former advisor in April 2014, we no longer pay acquisition fees for new property purchases.

Depreciation and amortization increases are due to the timing of our healthcare property acquisitions. We own thirteen healthcare properties in the third quarter of 2014 as opposed to seven properties in the third quarter of 2013.

Collection of excess advisor obligation represents organizational and offering costs incurred in excess of 3.5% limitation of the gross proceeds from our follow-on offering which terminated on June 10, 2012. We recorded a receivable for the excess of $1.0 million which we fully reserved for as of June 30, 2012 based on our evaluation of the former advisor’s inability to repay at that time. As of December 31, 2012, we reduced our reserve by approximately $0.1 million as it became probable that we would collect this amount in the first quarter of 2013. In the second quarter of 2013, we recovered $50,000 of previously reserved advisor fees.

Interest and other expense and income increases in 2014 are primarily due to accelerated GE Loan’s deferred financing cost for Sheridan, Fern Hill, Pacific, and Farmington Square due to HUD-insured financing through Lancaster Pollard, in addition to the GE Loan and the The PrivateBank Loan for the healthcare properties and the timing of our healthcare property acquisitions. In the third quarter of 2013, we had one loan with GE and one loan with PB. In the third quarter of 2014, we have two loans from GE, one loan from Lancaster Pollard/HUD and three loans from The PrivateBank.

The gain from discontinued operations was $0.3 million for the third quarter of 2013 which consisted primarily of gain on sale of Shoemaker for $1.3 million offset by net loss from operations of remaining industrial properties.

Nine months ended September 30, 2014 and 2013

	Nine Months Ended September 30,			%
	2014	2013	$ Change	Change
Rental revenues, tenant reimbursements & other income	$5,581,000	$4,565,000	$1,016,000	22.3%
Resident services and fee income	3,559,000	—	3,559,000	N/A
Property operating costs	(4,226,000)	(519,000)	(3,707,000)	714.3%
Net operating income (1)	4,914,000	4,046,000	868,000	21.5%
Interest income from notes receivable	4,000	38,000	(34,000)	(89.5)%
General and administrative	(2,917,000)	(2,552,000)	(365,000)	14.3%
Asset management fees and expenses	(205,000)	(865,000)	660,000	(76.3)%
Real estate acquisition costs	—	(257,000)	257,000	(100.0)%
Depreciation and amortization	(2,984,000)	(1,709,000)	(1,275,000)	74.6%
Collection of (reserve for) excess advisor obligation	(189,000)	100,000	(289,000)	(289.0)%
Interest and other expense and income	(2,215,000)	(1,484,000)	(731,000)	49.3%
Loss from continuing operations	(3,592,000)	(2,683,000)	(909,000)	33.9%
Income (loss) from discontinued operations	(200,000)	1,034,000	(1,234,000)	(119.3)%
Net loss	(3,792,000)	(1,649,000)	(2,143,000)	130.0%
Noncontrolling interests’ share in losses	713,000	738,000	(25,000)	(3.4)%
Net loss applicable to common shares	$(3,079,000)	$(911,000)	$(2,168,000)	238.0%

(1)	NOI is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident services and fee income, tenant reimbursements and other income less property costs. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Rental revenues, tenant reimbursements and other income increases are due to the timing of our healthcare property acquisitions. We own thirteen healthcare properties in the nine months ended September 30, 2014 as opposed to seven properties in the nine months ended September 30, 2013.

Resident services and fee income relates to a wholly-owned TRS becoming the licensed operator of Friendswood on May 1, 2014.

Property operating cost increases are due to the timing of our healthcare property acquisitions as well as the addition of the TRS operations.

Interest income from notes receivable decrease is primarily due to collection of Servant’s note balance paid in full in May of 2014.

General and administrative expense of $2.9 million increased due to the consolidation of TRS operations offset by various cost savings for the nine months ended September 30, 2014 and 2013.

Asset management fees and expense decreases are due to the termination of the Advisory Agreement in April 2014. Since then, we became self-managed and directly manage our own operations.

Real estate acquisition costs decreased in 2014 due to acquisition costs paid to the former advisor for the purchase of Danby House in the first quarter of 2013 and Aledo in the third quarter of 2013. Due to the termination of our former advisor in April 2014, we no longer pay acquisition fees for new property purchases.

Depreciation and amortization increases are due to the Friendswood Facility’s accelerated lease commission amortization caused by the lease termination and the timing of our healthcare property acquisitions.

Reserve for excess advisor obligation increase represents the amount we over reimbursed CRA for various operating expenses in the first quarter of 2014. Per the Advisory Agreement, the former advisor is required to repay to us these excess expense reimbursements. Due to the uncertainty surrounding the collectability of this receivable, we have reserved for the entire amount of the excess reimbursement. In the comparable period of 2013, we recovered $100,000 of previously reserved for advisor fees.

Interest and other expense and income increases in 2014 are primarily due to accelerated GE Loan’s deferred financing cost for Sheridan, Fern Hill, Pacific, and Farmington Square due to HUD-insured financing through Lancaster Pollard, in addition to the GE Loan and the PrivateBank Loan for the healthcare properties and the timing of our healthcare property acquisitions. In the nine months ended September 30, 2013, we had two loans with GE and one loan with The PrivateBank. In the nine months ended September 30, 2014, we have two loans from GE, one loan from Lancaster Pollard/HUD and three loans with The PrivateBank.

The income from discontinued operations was $1.0 million for the nine months ended September 30, 2013 which consisted primarily of gain on sale of Western for $4.1 million, Marathon of $33,000, Shoemaker of $0.5 million and Santa Fe of $0.8 million offset by impairment of real estate on the OSB portfolio for $3.4 million.

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

As of September 30, 2014, we had approximately $6.1 million in cash and cash equivalents on hand. Our liquidity will increase if cash from operations exceeds expenses, additional shares are offered, we receive net proceeds from the sale of a property or if refinancing results in excess loan proceeds and decrease as proceeds are expended in connection with the acquisitions, operation of properties and advances to our VIE. Based on current conditions, we believe that we have sufficient capital resources for the next twelve months.

Credit Facilities and Loan Agreements

As of September 30, 2014, we had debt obligations of approximately $61.1 million. The outstanding balance by loan agreement is as follows:

•	The PrivateBank and Trust Company – approximately $7.3 million maturing January 2016,

•	The PrivateBank and Trust Company – approximately $11.4 million maturing October 2016,

•	General Electric Capital Corporation – approximately $6.4 million maturing September 2017, and

•	General Electric Capital Corporation – approximately $5.8 million maturing July 2018

•	Lancaster Pollard Mortgage Company LLC – approximately $17.3 million maturing September 2039 & approximately $6.9 million maturing September 2049

•	The PrivateBank and Trust Company – approximately $6.0 million maturing September 2017

Short-Term Liquidity Requirements

We expect to incur expenditures for future healthcare acquisitions, debt refinancing fees, capital improvements and other costs associated with the operation of Friendship Haven.

We believe that the HUD refinancing of four of our properties, as well as recently submitted HUD financing applications for three additional properties will be adequate to mitigate intermediate-term repayment/refinance risk.

In recent years, financial markets have experienced unusual volatility and uncertainty and liquidity has tightened in all financial markets, including the debt and equity markets. Our ability to repay or refinance debt could be adversely affected by an inability to secure financing at reasonable terms, if at all.

Distributions

See Note 11 of the Condensed Consolidated Financial Statement Footnotes.

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

We believe that MFFO is an important supplemental measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of our operating performance. As explained below, management’s evaluation of our operating performance excludes these items in the calculation based on the following considerations:

•	Real estate acquisition costs. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. These acquisition costs have been funded from the proceeds of our initial public offering and other financing sources and not from operations. We believe that by excluding acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. Real estate acquisitions costs include those paid to CRA and to third parties.

•	Adjustments for amortization of above or below market rents. Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of lease assets diminishes predictably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the operating performance of our real estate.

•	Adjustments for straight-line rents. Under GAAP, rental income recognition can be significantly different from underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the economic impact of our lease terms and presents results in a manner more consistent with management’s analysis of our operating performance.

•	Amortization of deferred financing costs. Deferred financing costs primarily consist of origination fees and third party costs associated with the origination of property level debt. These costs are amortized over the life of the associated loan as a component of interest expense.

•	Reserve for (collection of) excess advisor obligation. Reserve for excess advisor obligation represents the reserve recorded for amounts due to the Company from CRA, the former advisor, for over reimbursement of expenses.

FFO and MFFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Both FFO and MFFO should be reviewed along with other GAAP measurements. Our FFO and MFFO, as presented, may not be comparable to amounts calculated by other REITs. The following is reconciliation from net income (loss) applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO and MFFO for the three and nine months ended September 30, 2014 and 2013:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net loss applicable to common shares	$(959,000)	$(113,000)	$(3,079,000)	$(911,000)
Adjustments:
Depreciation and amortization of real estate assets:
Continuing operations	873,000	627,000	2,984,000	1,709,000
Discontinued operations	—	104,000	—	506,000
Gain on sales of real estate, net	—	(1,323,000)	—	(5,411,000)
Impairment of real estate assets:
Discontinued operations	—	—	—	3,368,000
Noncontrolling interests’ share in losses	(135,000)	(274,000)	(713,000)	(738,000)
Noncontrolling interests’ share in FFO	154,000	270,000	695,000	745,000
FFO applicable to common shares	$(67,000)	(709,000)	(113,000)	(732,000)
Adjustments:
Real estate acquisition costs	(4,000)	121,000	—	257,000
Amortization of (below-) above-market rents	—	2,000	—	10,000
Straight-line rents	(206,000)	(193,000)	(339,000)	(451,000)
Amortization of deferred financing costs	169,000	44,000	263,000	119,000
Reserve for (collection of) excess advisor obligation	—	(50,000)	189,000	(100,000)
Modified funds from operations (MMFO) applicable to common shares	$(108,000)	(785,000)	—	$(897,000)
Weighted-average number of common shares
Outstanding - basic and diluted	23,028,014	23,028,285	23,028,014	23,028,285
FFO per weighted average common shares	$(0.00)	$(0.03)	$(0.00)	$(0.03)
MFFO per weighted average common shares	$(0.00)	$(0.03)	$0.00	$(0.04)

Subsequent Events

See Note 17 of the Condensed Consolidated Financial Statement Footnotes.

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

As of September 30, 2014, we had borrowings outstanding of $36.9 million under our variable-rate loan agreements. An increase in the variable interest rate on the loan agreement constitutes a market risk as a change in rates would increase or decrease interest expense incurred and therefore cash flows available for distribution to shareholders. Based on the debt outstanding as of September 30, 2014, a one percent (1%) change in interest rates related to the variable-rate debt would result in a change in interest expense of approximately $369,000 per year, or $0.02 per common share on a basic and diluted basis.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the creditworthiness of tenants. All of these factors may also affect our ability to refinance our debt, if necessary.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our President (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), to allow timely decisions regarding required disclosure. Our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 1, 2014 CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On April 17, 2014, Judge Nakamura denied in its entirety plaintiffs’ ex parte application for a temporary restraining order to show cause why a preliminary injunction against the defendants should not issue.  On May 19, 2014, the Company filed a counter claim against plaintiffs and certain individuals affiliated with CRA and affiliated entities. The Company continues to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself.  Plaintiffs and defendants are conducting discovery.

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

On May 1, 2014, a subsidiary of ours became the licensed operator of the Friendswood Facility, a skilled nursing facility in Friendswood, Texas. The subsidiary becoming the operator of this property exposes us to new operational risks, liabilities and claims that could increase our costs or adversely affect our ability to generate revenues, thereby reducing our profitability. These operational risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), increased cost of compliance, increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies in our operations and decreases in cash flow, which could have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933 during the periods covered by this Form 10-Q.

(b) Not applicable.

(c) During the nine months ended September 30, 2014, we redeemed no shares pursuant to our stock repurchase program.

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

10.3	Indemnification Agreements dated September 2, 2014 by and between the Company and Elizabeth Pagliarini and Peter Elwell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2014).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November 2014.

SUMMIT HEALTHCARE REIT, INC.

By:	/s/ Kent Eikanas
Kent Eikanas
President
(Principal Executive Officer)

By:	/s/ Elizabeth A. Pagliarini
Elizabeth A. Pagliarini
Chief Financial Officer
(Principal Financial Officer )

