Form 10-K
period 2014-12-31
Summit Healthcare REIT, Inc
filed 2015-03-20
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-52566

SUMMIT HEALTHCARE REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	73-1721791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 South Pointe Drive, Suite 100, Lake Forest, CA 92630

(Address of Principal Executive Offices)

800-978-8136

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of June 30, 2014 (the last business day of the Registrant’s second fiscal quarter), there were 23,028,014 shares of common stock held by non-affiliates of the Registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was terminated on November 23, 2010, was $8.00.

As of March 20, 2015 there were 23,028,014 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

SUMMIT HEALTHCARE REIT, INC.

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

As used in this report, “we,” “us,” “our” and the “Company” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

ITEM 1. BUSINESS

Our Company

Summit Healthcare REIT, Inc., a Maryland corporation, was formed on October 22, 2004 for the purpose of engaging in the business of investing in and owning commercial real estate. We have qualified, and intend to continue to qualify, as a real estate investment trust (“REIT”) for federal tax purposes. We are structured as an umbrella partnership REIT, referred to as an “UPREIT,” under which substantially all of our current and future business is, and will be, conducted through a majority owned subsidiary, Summit Healthcare Operating Partnership, L.P. the (“Operating Partnership”) (formerly Cornerstone Operating Partnership, L.P.), formed on November 30, 2004. We are the sole general partner of the Operating Partnership and have control over its affairs.

Until April 1, 2014 and subject to certain restrictions and limitations, our business was managed pursuant to an advisory agreement (the “Advisory Agreement”) with Cornerstone Realty Advisors, LLC (“CRA”), which was terminated on April 1, 2014. Beginning April 1, 2014, the Company became self-managed and hired employees to directly manage its operations. At December 31, 2014, we own a 99.88% general partner interest in the Operating Partnership while CRA owns a 0.12% limited partnership interest.

As of December 31, 2014, approximately 20.9 million shares of our common stock had been sold in our initial and follow-on public offerings for aggregate gross proceeds of $167.1 million. This excludes shares issued under our distribution reinvestment plan.

Suspension of Distribution Reinvestment Plan - Effective December 14, 2010, we suspended our distribution reinvestment plan and any distributions paid subsequent to December 14, 2010 have been in cash. No distributions have been declared or paid for periods subsequent to June 30, 2011.

Distributions - Effective June 2011, we determined, based on our financial position, to suspend the declaration of any further cash distributions. No distributions have been declared or paid for periods subsequent to June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results, cash flow and business plan. We can make no assurances when and if distributions will recommence.

Stock Repurchase Program - Effective December 31, 2010, we suspended redemptions under the stock redemption program. We can make no assurances as to when and on what terms redemptions will resume. The stock redemption program may be amended, resumed, suspended again, or terminated at any time based upon numerous factors, including our cash and debt positions.

Strategic Repositioning – In mid-2011, we began evaluating alternative strategic options, including the repositioning of our assets that we believed could enhance stockholder value. The repositioning strategy began with the sale of certain industrial properties in 2011, the use of the proceeds from those sales to de-lever our balance sheet by paying down and/or paying off short term higher interest rate debt, and the renegotiation of existing debt to lower interest rates and extend maturity dates enabling us to begin acquiring healthcare real estate properties.

Investing in healthcare real estate assets, more specifically senior housing facilities, is believed to be accretive to earnings and potentially stockholder value. Senior housing facilities include independent living facilities (“IL”), skilled-nursing facilities (“SNF”), assisted living facilities (“AL”), memory care (“MC”) and continuing care retirement communities (“CCRC”). Each of these caters to different segments of the senior population. The Company’s repositioning strategy includes purchasing SNF, AL, IL and MC facilities.

In 2012, we formed Cornerstone Healthcare Partners LLC (“CHP LLC”) with Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. We own 95% of CHP LLC, with the remaining 5% owned by CHREF.

During 2012, we acquired Sheridan Care Center, Fernhill Care Center, Farmington Square, Friendship Haven Healthcare and Rehabilitation Center and Pacific Health and Rehabilitation Center healthcare properties (collectively, the “JV Properties”) through CHP LLC. In the third quarter of 2013 and through March 31, 2014, as part of our strategy to raise new property level joint venture equity capital to support growth and diversify operator, geographic and other risks, CHP LLC sold a portion of its interests in the JV Properties to third party investors. Proceeds from the sale of interests in these JV Properties were $0.9 million as of December 31, 2014, of which we received $0.8 million and CHREF received $41,000. As such, as of December 31, 2014, we own an 89.0% interest in the JV Properties, CHREF owns a 4.7% interest and third party investors own 6.3%.

During the second half of 2012 and all of 2013, we acquired through CHP LLC, and our wholly-owned subsidiaries, 11 senior-housing facilities (which include the JV Properties). We originally obtained bridge financing to purchase our healthcare facilities and in 2014, refinanced seven of the interim borrowings with long term financing (See Note 10 to the accompanying Notes to the Consolidated Financial Statements).

During 2014, we acquired five additional properties through wholly-owned subsidiaries. See Note 3 to the accompanying Notes to the Consolidated Financial Statements for additional information.

In May 2014, we formed a taxable REIT subsidiary (“Friendswood TRS”) which became the licensed operator and tenant of Friendship Haven Healthcare and Rehabilitation Center (see Note 3 to the accompanying Notes to Consolidated Financial Statements).

We lease our facilities to single-tenant operators under triple net lease structures. AL and IL facilities provide residents a place to reside that offers medical monitoring and some medical care while still maintaining personal privacy and freedom. MC facilities are similar to AL facilities where residents may live in semi-private apartments or private rooms and have structured activities delivered by staff members trained specifically on caring for those with memory impairment. Most AL, IL and MC facilities are paid for with private funds. SNF operators are typically more dependent on government reimbursement programs. SNFs are for seniors that are in need of constant medical attention or recovery and therapy after a hospital visit but do not require the more extensive and sophisticated treatment available at hospitals. Sub-acute care services are provided to residents beyond room and board. Certain SNFs provide some services on an outpatient basis. Skilled nursing services are paid for either by private sources, insurance, Medicare or Medicaid programs.

We believe the outlook for raising additional third party institutional equity capital to support our growth and further diversify geographic, operator and healthcare property sector risk is currently favorable. Based in part on this environment, we continue to pursue other growth initiatives that lower capital costs and enable us to reduce or improve our ability to cover our general and administrative costs over a broader base of assets.

Management continues to evaluate opportunities for growth and secure long term debt for recent and future acquisitions and/or development opportunities. Selling portions of the properties we own through joint venture partners, and using the proceeds for acquisitions of additional healthcare assets, allows us to diversify our property holdings (as to the number of operators, geographic location, level of care acuity, and age of property) and, therefore lower the overall risk profile of our portfolio.

Investment Strategy

We periodically review our investment policies to determine whether these policies continue to be in the best interest of our stockholders. Initially we focused on industrial real estate, but as cash flow and values declined in industrial real estate from 2009 to 2011, we committed to selling our industrial properties and reinvesting the proceeds into healthcare real estate.

Although we intend to continue our focus on acquiring and developing a portfolio of healthcare real estate assets, we may also invest in other real estate-related assets that we believe may assist us in meeting our investment objectives. Our charter does not allow investments in mortgage loans on unimproved real property, but we are not otherwise restricted in our investment allocation to any specific type of property.

Acquisition Policies

Primary Investment Focus

As a result of our strategic repositioning, we are generally seeking to acquire healthcare-related assets that are:

•	stabilized;

•	operated by high-quality and experienced operators;

•	of high-quality and currently producing income; and

•	acquired on a fee simple basis.

The properties in which we invest may not meet all of these criteria and the relative importance that we assign to any one or more of these criteria may differ from asset to asset and change as general economic and real estate market conditions evolve. We may also consider additional important criteria in the future.

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

As of December 31, 2014, we owned six healthcare properties through a consolidated joint venture and 100% of ten additional properties. We may acquire additional properties through joint venture investments in the future, or sell a percentage of our existing properties to a joint venture partner, which may result in the deconsolidation of properties we already own. We anticipate acquiring properties through joint ventures in order to diversify our portfolio of properties in terms of geographic region, facility type and operator, among other reasons. Joint ventures typically also allow us to acquire an interest in a property without requiring that we fund the entire equity portion of the purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, management will evaluate the structure of the joint venture, the real property that such joint venture owns or is being formed to own under the same criteria. We may form additional entities in conjunction with joint ventures. These entities may employ debt financing consistent with our borrowing policies. See “Borrowing Policies” below. Our joint ventures may take the form of equity joint ventures with one or more large institutional partners. They may also include ventures with developers who contribute land, development services and expertise rather than cash.

Leases

Healthcare properties include a wide variety of lease structures. Our focus is on senior housing facilities leased to an operator on a triple net lease basis where the tenant pays or reimburses the owner for all or substantially all property operating expenses.

Borrowing Policies

We may acquire properties initially with temporary financing or permanent long-term debt financing with the objective of increasing income and increasing the amount of capital available to us so that we achieve greater property diversification.

We may incur indebtedness for working capital requirements, capital improvements, and to make distributions, including but not limited to those necessary in order to maintain our qualification as a REIT for federal income tax purposes. We will endeavor to borrow funds on an unsecured basis but we have secured and we may continue to secure indebtedness with some or all of our properties if a majority of our independent directors determine that it is in the best interests of us and our stockholders. We may also acquire properties encumbered with existing financing which cannot be immediately repaid.

We may invest in joint venture entities that borrow funds or issue senior equity securities to acquire properties, in which case our equity interest in the joint venture would be junior to the rights of the lender or preferred equity holders.

Our charter limits our borrowings to 300% of the net asset value, as defined in our charter, of the Company unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report with an explanation from our independent directors of the justification for the excess borrowing.

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

Government Regulations

Health Law Matters — Generally

The healthcare properties in our portfolio are subject to extensive federal, state, and local licensure, registration, certification, and inspection laws, regulations, and industry standards. Our tenants’ failure to comply with any of these, and other, laws could result in loss of accreditation; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state healthcare programs; loss of license; or closure of the facility.

Licensing and Certification

The primary regulations that affect ALs are state licensing and registration laws. In granting and renewing these licenses, the state regulatory agencies consider numerous factors relating to a property’s physical plant and operations, including, but not limited to, admission and discharge standards, staffing, and training. A decision to grant or renew a license is also affected by an operator’s record with respect to patient and consumer rights, medication guidelines, and rules.

With respect to licensure, generally our SNFs are required to be licensed and certified for participation in Medicare, Medicaid, and other federal healthcare programs. This generally requires license renewals and compliance surveys on an annual or bi-annual basis. The failure of our operators to maintain or renew any required license or regulatory approval, as well as the failure of our operators to correct serious deficiencies identified in a compliance survey, could require those operators to discontinue operations at a facility. In addition, if a facility is found to be out of compliance with Medicare, Medicaid, or other healthcare program conditions of participation, the facility operator may be excluded from participating in those government healthcare programs. Any such occurrence may impair an operator’s ability to meet their financial obligations to us. If we have to replace an excluded operator, our ability to replace the operator may be affected by federal and state laws, regulations, and applicable guidance governing changes in provider control. This may result in payment delays, an inability to find a replacement operator, a significant working capital commitment from us to a new operator or other difficulties.

Certain healthcare facilities are subject to a variety of licensure and certificate of need (“CON”) laws and regulations. Where applicable, CON laws generally require, among other requirements, that a facility demonstrate the need for (1) constructing a new facility, (2) adding beds or expanding an existing facility, (3) investing in major capital equipment or adding new services, (4) changing the ownership or control of an existing licensed facility, or (5) terminating services that have been previously approved through the CON process. Certain state CON laws and regulations may restrict the ability of operators to add new properties or expand an existing facility’s size or services. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator. If we have to replace an operator who is excluded from participating in a federal or state healthcare program, our ability to replace the operator may be affected by a particular state’s CON laws, regulations, and applicable guidance governing changes in provider control.

Reimbursement

As a part of the Omnibus Budget Reconciliation Act (“OBRA”) of 1981, Congress established a waiver program enabling some states to offer Medicaid reimbursement to AL providers as an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 permit states to seek a waiver from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for AL and home health.

SNFs typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors, including private insurers. Consequently, changes in federal or state reimbursement policies may also adversely affect an operator’s ability to cover its expenses. SNFs are subject to periodic pre- and post-payment reviews, and other audits by federal and state authorities. A review or audit of an operator’s claims could result in recoupments, denials, or delay of payments in the future, which could have a material adverse effect on the operator’s ability to meet its financial obligations to us. Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our operators to cover potential adjustments to reimbursements, or to cover settlements made to payors. Recent attention on skilled nursing billing practices and payments or ongoing government pressure to reduce spending by government healthcare programs, could result in lower payments to SNFs and, as a result, may impair an operator’s ability to meet its financial obligations to us.

SNFs are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System (“SNF PPS”). There is a risk that some SNFs’ costs will exceed the fixed payments under the SNF PPS, and there is also a risk that payments under the SNF PPS may be set below the costs to provide certain items and services, which could result in immediate financial difficulties for SNFs, and could cause operators to seek bankruptcy protection.

The reimbursement methodologies applied to healthcare facilities continue to evolve. Federal and state authorities have considered and may seek to implement new or modified reimbursement methodologies that may negatively impact healthcare property operations. The impact of any such changes, if implemented, may result in a material adverse effect on our skilled nursing property operations. No assurance can be given that current revenue sources or levels will be maintained. Accordingly, there can be no assurance that payments under a government healthcare program are currently, or will be in the future, sufficient to fully reimburse the operators for their operating and capital expenses. As a result, this may impair an operator’s ability to meet its financial obligations to us.

Finally, the Patient Protection and Affordable Care Act of 2010 (“PPACA”) and the Healthcare and Education Reconciliation Act of 2010, which amends the PPACA (collectively, the “Health Reform Laws”) may have a significant impact on Medicare, Medicaid, other federal healthcare programs, and private insurers, which impact the reimbursement amounts received by SNFs and other healthcare providers. The Health Reform Laws could have a substantial and material adverse effect on all parties directly or indirectly involved in the healthcare system.

Other Related Laws

SNFs (and senior housing facilities that receive Medicaid payments) are subject to federal, state, and local laws, regulations, and applicable guidance that govern the operations and financial and other arrangements that may be entered into by healthcare providers. Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by government healthcare programs. Other laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Still, other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided. Sanctions for violations of these laws, regulations, and other applicable guidance may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments, and exclusion from any government healthcare program. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including exclusion from participation in the Medicare and Medicaid programs, as well as other government healthcare programs. In the ordinary course of its business, an operator is regularly subjected to inquiries, investigations, and audits by the federal and state agencies that oversee these laws and regulations.

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

We obtain satisfactory Phase I environmental assessments on each property we purchase. A Phase I assessment is an inspection and review of the property, its existing and prior uses, aerial maps and records of government agencies for the purpose of determining the likelihood of environmental contamination. A Phase I assessment includes only non-invasive testing. It is possible that environmental liabilities related to a property we purchase will not be identified in the Phase I assessments we obtain or that a prior owner, operator or current occupant has created (or will create) an environmental condition which we do not know about. There can be no assurance that future law, ordinances or regulations will not impose material environmental liability on us or that the current environmental condition of our properties will not be affected by our tenants, or by the condition of land or operations in the vicinity of our properties such as the presence of underground and above-ground storage tanks or groundwater contamination.

Acquisition Activity

As of December 31, 2014, we owned 16 healthcare properties which were acquired from August 2012 to December 31, 2014. All of these properties are included in our accompanying Consolidated Financial Statements and in the properties summary as provided under “Item 2. Properties” referenced below. We have acquired our healthcare properties using the proceeds of debt incurred upon acquisition of the properties and the net proceeds from our industrial property dispositions. See Note 14 to the accompanying Notes to Consolidated Financial Statements for 2015 acquisition activity.

Employees

Our executive offices are located at 2 South Pointe Drive, Suite 100, Lake Forest, CA 92630. We have a three year lease which expires on April 30, 2017, for approximately 4,100 square feet in a two-story office building. As of December 31, 2014, we have 10 full-time employees.

Available Information

Information about us is available on our website (http://www.summithealthcarereit.com/). We make available, free of charge, on our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Room 1580 Washington, D.C. Please call the SEC at (800) SEC-0330 for further information about the public reference rooms.

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

Until our investments in real estate generate operating cash flow sufficient to make distributions to stockholders, we may pay a substantial portion of our distributions from the proceeds of future offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds or proceeds from property sales to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. Additionally, if we are unable to raise additional capital (debt and/or equity) at acceptable terms, our ability to invest in real estate and to pay distributions will be negatively impacted. We have not paid any distributions since June 30, 2011 and will not pay any for the foreseeable future.

We may not be able to execute on our repositioning strategy.

In connection with the continued implementation of our repositioning strategy, we face a number of risks and uncertainties, including:

•	Ability to raise additional debt and equity capital on favorable terms to us;

•	Availability of sufficient healthcare property acquisition targets with favorable terms to us;
•	Completion of sufficient due diligence in connection with the additional proposed healthcare investments and negotiation of favorable lease and/or operating arrangements with the operators of such facilities;
•	Availability of financing on satisfactory terms and conditions to replace our maturing loan obligations and to partially fund new real estate investments;
•	Regulatory environment uncertainty due to the phased implementation of the Health Reform Laws and its impact upon healthcare facility operator reimbursement, including the impact of such regulations on reimbursement rates, or any other regulatory action, including on a state level, that serves to reduce reimbursement rates for services provided by our tenants; and
•	Success of the operators of the facilities we may acquire as we are dependent on their performance.

Should the execution of the next phase of our repositioning strategy not be successful or take longer or be more expensive to execute than anticipated, then our results of operations may be harmed. Also, any such failure or delays in implementation or disruption to our business will further delay or prevent the restoration of distributions to common stockholders and the stock repurchase program. If we are not successful with our repositioning strategy, we may be forced to pursue an alternative strategy including liquidating our real estate portfolio or merging with another company.

Our limited operating history as a healthcare REIT makes it difficult for you to evaluate us. In addition we have incurred losses in the past and may continue to incur losses.

We have a limited operating history as a healthcare REIT. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs. As a consequence, our past performance and the past performance of other real estate investment programs may not be indicative of the performance we will achieve. We have 17 healthcare properties as of the date of this report. We have sold all of our industrial properties. Historically, we have generated limited income, cash flow, funds from operations or funds from which to make distributions to our stockholders. In addition, we have incurred substantial losses since our inception and we may continue to incur losses.

Because there is no public trading market for our stock, it will be difficult for stockholders to sell their stock. Further, we do not expect to have funds available for redemptions during 2015 and are uncertain when and on what terms we will be able to resume ordinary redemptions. If stockholders are able to sell their stock, they will likely sell it at a substantial discount.

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

We believe the value of our stock owned by our stockholders has declined substantially from the issue price. It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, because the amount of funds available for investment was reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. As of December 31, 2014, our estimated per-share value of our common stock was $2.04 per share. Unless our aggregate investments increase in value to compensate for upfront fees and expenses and prior declines in value, it is unlikely that our stockholders will be able to sell their stock, whether pursuant to our stock repurchase program or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their stock will ever appreciate in value to equal the price they paid for their stock. It is also likely that their stock would not be accepted as the primary collateral for a loan. Stockholders should consider their stock as an illiquid investment, and they must be prepared to hold their stock for an indefinite period of time.

Stockholders cannot currently, and may not in the future, be able to sell their stock under our stock repurchase program.

Effective December 31, 2010, we suspended redemptions under the stock repurchase program. Effective December 14, 2010, we suspended our distribution reinvestment plan. We may amend our stock repurchase program to resume or suspend repurchases or amend other terms without stockholder approval. Our board is also free to terminate the program at any time upon 30 days written notice to our stockholders. In addition, the stock repurchase program includes numerous restrictions that would limit our stockholders’ ability to sell their stock.

We have limited liquidity and we may be required to pursue certain measures in order to maintain or enhance our liquidity.

Liquidity is essential to our business and our ability to operate and to fund our existing obligations. A primary source of liquidity for us has been the issuance of common stock in our public offerings. However, we terminated our follow-on public offering on November 23, 2010. As a result, we are dependent on external debt financing and joint venture opportunities to fund our ongoing operations. We may not find suitable joint venture partners willing to provide capital at terms acceptable to us or at all. Our access to debt financing depends on the willingness of third parties to provide us with corporate- or asset-level debt. It also depends on conditions in the capital markets generally. Companies in the real estate industry have at times historically experienced limited availability of capital, and new capital sources may not be available on acceptable terms, if at all. We cannot be certain that sufficient funding will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient funding on acceptable terms, or at all, we will not be able to operate and/or grow our business, which would likely have a negative impact on the value of our common stock and our ability to make distributions to our stockholders. In such an instance, a lack of sufficient liquidity would have a material adverse impact on our operations, cash flow, financial condition and our ability to continue as a going concern. We may be required to pursue certain measures in order to maintain or enhance our liquidity, including seeking the extension or replacement of our debt facilities, potentially selling assets at unfavorable prices and/or reducing our operating expenses. We cannot assure you that we will be successful in managing our liquidity.

The inability to retain or obtain key personnel and senior housing operators could have a material negative impact on the continuation of the implementation of our repositioning strategy, which could impair our ability to make distributions.

Our success depends to a significant degree upon our management team. If key personnel were to cease employment with the Company, we may be unable to find suitable replacements, and our operating results could suffer. We believe that our future success depends, in large part, upon our ability to hire and retain highly-skilled managerial and operational personnel. Competition for highly-skilled personnel is intense, and we and our senior housing operators may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly-skilled personnel and operators, our ability to implement our investment strategies could be delayed or hindered and the value of our stockholders’ investments in us may decline.

If we are unable to find or experience delays in finding suitable investments, funds available for distributions to our stockholders will be reduced.

Our ability to achieve our investment objectives and to make distributions depends upon our performance in the acquisition and operation of our investments. We may be delayed in making investments in properties due to delays in raising joint venture capital or debt financing, negotiating or obtaining the necessary purchase documentation for properties, locating suitable investments or other factors. We cannot be sure that we will be successful in obtaining suitable investments on financially attractive terms or that our investment objectives will be achieved. We may also make other real estate investments such as investments in publicly traded REITs, mortgage funds and other entities which make real estate investments. Until we make real estate investments, we will hold cash proceeds from sales of assets and other sources in an interest-bearing account or invest the proceeds in short-term, investment-grade securities. We expect the rates of return on these short-term investments to be substantially less than the returns we make on real estate investments. If we are unable to invest available cash in properties or other real estate investments for an extended period of time, distributions to our stockholders may continue to be suspended and the value of our stock could be reduced.

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

If we are unable to raise capital or resume the reinvestment of distributions under the distribution reinvestment plan, we will have less funds available to make distributions to our stockholders, which will continue until we generate operating cash flow sufficient to support distributions to stockholders. As a result, we may not resume cash distributions to stockholders. With limited prior operations, we cannot predict the amount of distributions our stockholders may receive, if any. We may be unable to resume cash distributions or increase distributions over time.

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

Although we are not currently afforded the protection of the Maryland General Corporation Law relating to business combinations, we could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

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

Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to our stockholders.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders could be reduced and the value of our investments could decline.

If we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales, future equity offerings or from joint ventures related to existing investments, which may result in the deconsolidation of properties we already own. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

If we do not successfully implement a long-term liquidity strategy, our stockholders may have to hold their investment for an indefinite period.

If we determine to pursue a liquidity transaction in the future, we would be under no obligation to conclude the process within a set time. The timing of the sale of assets will depend on real estate and financial markets, economic conditions in the areas in which properties are located, and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate all assets. After we adopt a plan of liquidation, we would remain in existence until all properties and assets are liquidated. If we do not pursue a liquidity event, or delay such an event due to market conditions, our stockholders’ shares may continue to be illiquid and they may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment. If we were to pursue a liquidation currently, our stockholders would likely not receive the amount of their investment.

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

Competition with third parties for properties and other investments may result in our paying higher prices for properties which could reduce our profitability and the return on our stockholders investment.

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

We intend to continue to acquire and develop real estate properties. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. If our estimated return on investment proves to be inaccurate, it may fail to perform as we expected. With certain properties we may acquire, our business plan may contemplate repositioning or redeveloping that property with the goal of increasing its cash flow, value or both. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. If one or more of these new properties do not perform as expected, our financial performance and our ability to make distributions may be adversely affected.

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

We will attempt to obtain adequate insurance to cover significant areas of risk to us as a company and to our properties. However, there are types of losses at the property level, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

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

Loan provisions could impair our ability to take actions that would otherwise be in the best interests of our stockholders, and therefore, may have an adverse impact on the value of our stock, relative to the value that would result if the loan provisions did not exist. In particular, loan provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders. These provisions usually restrict our operations for one year.

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

We have and are likely to continue to enter into joint ventures with third parties to acquire or improve properties. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

•	joint venturers may share certain approval rights over major decisions;

•	that such co-venturer, co-owner or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;

•	the possibility that our co-venturer, co-owner or partner in an investment might become insolvent or bankrupt;

•	the possibility that we may incur liabilities as a result of an action taken by our co-venturer, co-owner or partner;

•	that such co-venturer, co-owner or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT;

•	disputes between us and our joint venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; or

•	that under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

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

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940 (the “ICA”); if we or our subsidiaries become an unregistered investment company, we could not continue our business.

Neither we nor any of our subsidiaries intend to register as investment companies under the ICA. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the ICA that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the ICA, an investment company is any issuer that:

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

We expect that most of the subsidiaries of our Operating Partnership will be able to rely on Section 3(c)(5)(C) of the ICA for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the ICA.) As reflected in no-action letters, the SEC staff's position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters.

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

To maintain compliance with the ICA, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the ICA.

If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the ICA or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the ICA or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and ICA considerations.

Risks Related to Investments in Healthcare-Related Real Estate

Failure to succeed in the healthcare sector may have adverse consequences on our performance.

Our success in the healthcare sector will be dependent, in part, upon our ability to evaluate local healthcare sector conditions, identify appropriate acquisition opportunities, and find qualified tenants or, where properties are acquired through a taxable REIT subsidiary, to engage and retain qualified independent managers to operate these properties. In addition, we may abandon opportunities to enter a local market or acquire a property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred. Furthermore, we will be competing with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including healthcare REITs, national, regional and local operators, acquirers and developers. The competition for healthcare properties may significantly increase the price we must pay for properties we seek to acquire and our competitors may succeed in acquiring those properties themselves. Our potential acquisition targets may find our competitors to be more attractive because they may have greater resources and/or a lower cost of capital, may be willing to pay more for the properties or may have a more compatible operating philosophy. If we are unable to succeed in the healthcare sector as a result of any of the factors described above, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially and adversely affected.

Adverse trends in the healthcare service industry may negatively affect lease revenues from healthcare properties that we may acquire and the values of those investments.

The healthcare service industry may be affected by the following:

•	trends in the method of delivery of healthcare services;
•	competition among healthcare providers;
•	lower increases or decreases in reimbursement rates from government and commercial payors, high uncompensated care expense, investment losses and limited admissions growth pressuring operating profit margins for healthcare providers;
•	availability of capital;
•	liability insurance expense;
•	health reform initiatives to address healthcare costs through expanded pay-for-performance criteria, value-based purchasing programs, bundled provider payments, accountable care organizations, state health insurance exchanges, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions;
•	regulatory environment uncertainty due to the phased implementation of the PPACA (commonly called “Obamacare”) and its impact upon healthcare facility operator reimbursement, including the impact of Obamacare on reimbursement rates;
•	Congressional efforts to reform the Medicare physician fee-for-service formula that dictates annual updates in payment rates for physician services, including significant reductions in the sustainable growth rate, whether through a short-term fix or a more long-term solution;
•	scrutiny and formal investigations by federal and state authorities;
•	prohibitions on additional types of contractual relationships between physicians and the healthcare facilities and providers to which they refer, and related information-collection activities;
•	efforts to increase transparency with respect to pricing and financial relationships among healthcare providers and drug/device manufacturers;
•	increased regulation to limit medical errors and conditions acquired inside health facilities and improve patient safety; and
•	heightened health information technology standards for healthcare providers.

These changes, among others, can adversely affect the economic performance of some or all of the lessees and operators of healthcare properties that we may acquire and, in turn, negatively affect the lease revenues and the value of our property investments.

Our healthcare properties derive a substantial portion of their income from third-party payors.

Many of the operators of SNFs derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to frequent and substantial change. There are no assurances that payments from governmental and other third-party payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Efforts by such third-party payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our potential tenants. In addition, the failure of any of our potential tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs. The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. The financial impact on tenants of healthcare properties that we may acquire could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

Future economic weakness may have an adverse effect on our operators and tenants, including their ability to access credit or maintain occupancy and/or private pay rates. If the operations, cash flows or financial condition of our operators are materially adversely impacted by economic or other conditions, our revenue and operations may be adversely affected. Increased competition may affect our operators' ability to meet their obligations to us. The operators of our properties compete on a local and regional basis with operators of properties and other healthcare providers that provide comparable services. We cannot be certain that the operators of all of our facilities will be able to achieve and maintain occupancy and rate levels that will enable them to meet all of their obligations to us. Our operators are expected to encounter increased competition in the future that could limit their ability to attract residents or expand their businesses.

Our properties expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could have a material adverse effect on us.

On May 1, 2014, a subsidiary of ours became the licensed operator of the Friendship Haven Healthcare and Rehabilitation Center, a SNF in Friendswood, Texas. The subsidiary becoming the operator of this property exposes us to new operational risks, liabilities and claims that could increase our costs or adversely affect our ability to generate revenues, thereby reducing our profitability. These operational risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), increased cost of compliance, increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies in our operations and decreases in cash flow, which could have a material adverse effect on us. We are currently seeking to secure a long term triple net lease with an operator and plan to finalize an arrangement in 2015.

Transfers of healthcare facilities may require regulatory approvals and these facilities may not have efficient alternative uses.

Transfers of healthcare facilities to successor operators frequently are subject to regulatory approvals or notifications, including, but not limited to, change of ownership approvals under CON or determination of need laws, state licensure laws and Medicare and Medicaid provider arrangements, that are not required for transfers of other types of real estate. The replacement of a healthcare facility operator could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. Alternatively, given the specialized nature of our facilities, we may be required to spend substantial time and funds to adapt these properties to other uses. If we are unable to timely transfer properties to successor operators or find efficient alternative uses, our revenue and operations may be adversely affected.

Risk factors related to government regulations

Our operators’ businesses are affected by government reimbursement. To the extent that an operator/tenant receives a significant portion of its revenues from government payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or specific to certain facilities) and interruption or delays in payments due to any ongoing government investigation amid audits at such property. In recent years, government payors have frozen or reduced payments to healthcare providers due to budgetary pressures. Healthcare reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of our operators and properties. There can be no assurance that adequate reimbursement levels will be available for services provided by any operator, whether the property receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an obligor's liquidity, financial condition and results of operations, which could adversely affect the ability of an obligor to meet its obligations to us.

Our operators and tenants generally are subject to varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulation and standards. Our operators' or tenants' failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state healthcare programs, loss of license or closure of the facility. Such actions may have an effect on our operators' or tenants' ability to make lease payments to us and, therefore, adversely impact us.

Many of our properties may require a license, registration, and/or CON to operate. Failure to obtain a license, registration, or CON, or loss of a required license, registration, or CON would prevent a facility from operating in the manner intended by the operators or tenants. These events could materially adversely affect our operators' or tenants' ability to make rent payments to us. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction or renovation of healthcare facilities, by requiring a CON or other similar approval from a state agency.

The Health Reform Laws provide individual states with an increased federal medical assistance percentage under certain conditions. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow states not to participate in the expansion-and to forego funding for the Medicaid expansion-without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear whether any state will pursue this option, although at least some appear to be considering this option at this time. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants' revenues through new patients while further straining state budgets. While the federal government will pay for approximately 100% of those additional costs from 2014 to 2016, states will be expected to begin paying for part of those additional costs in 2017. With increasingly strained budgets, it is unclear how states will pay their share of these additional Medicaid costs and what other healthcare reimbursements could be reduced as a result. A significant reduction in other healthcare related spending by states to pay for increased Medicaid costs could affect our operators’ revenue streams.

More generally, and because of the dynamic nature of the legislative and regulatory environment for healthcare products and services, and in light of existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the US economy, our business or that of our operators.

Risk factors related to liability claims and insurance costs

In recent years, skilled nursing and senior housing operators have experienced substantial increases in both the number and size of patient care liability claims. As a result, general and professional liability insurance costs have increased in some markets. General and professional liability insurance coverage may be restricted or very costly, which may adversely affect the operators' future operations, cash flows and financial condition, and may have a material adverse effect on the operators' ability to meet their lease obligations to us.

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

We have used temporary acquisition financing to acquire our healthcare properties. We have also used long-term debt financing to increase the amount of capital available to us and to achieve greater property diversification. We may also acquire properties encumbered with existing financing which cannot be immediately repaid. We may also invest in joint venture entities that borrow funds or issue senior equity securities to acquire properties, in which case our equity interest in the joint venture would be junior to the rights of the lender or preferred stockholders. Our charter limits our borrowings to 300% of the net asset value, as defined in our charter, of the Company unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report with an explanation from our independent directors of the justification for the excess borrowing. We may borrow funds for operations, tenant improvements, capital improvements or other working capital needs. We may also borrow funds to make distributions, including but not limited to funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow, if we otherwise deem it necessary or advisable, to ensure that we maintain our qualification as a REIT for federal income tax purposes. To the extent we borrow funds, we may raise additional equity capital or sell properties to pay such debt.

If there is a shortfall between the cash flow from a property and the cash flow needed to service acquisition financing on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness collateralized by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, the value of our stockholders’ investments in us will be reduced.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we have entered into contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. These or other limitations may limit our flexibility and prevent us from achieving our operating plans.

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

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flows from operations and the amount of cash distributions we can make

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution and may hinder our ability to raise capital or borrow more money.

Federal Income Tax Risks

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution our stockholders.

We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

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

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

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

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an individual retirement account (“IRA”)) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code (“IRC”) as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the IRC (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the IRC;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the IRC;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the IRC to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the IRC.

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the IRC. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the IRC may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the IRC, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2014, our healthcare portfolio consisted of 16 properties which were 100% leased. Our healthcare properties are leased to operators on a triple net basis. The following table provides summary information regarding our properties:

Property (1)	Location	Date Purchased	Type	Purchase Price	Debt as of Dec 31, 2014	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$5,177,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,542,000	63
Farmington Square	Medford, OR	September 14, 2012	AL/MC	8,500,000	6,864,000	71
Friendship Haven Healthcare and Rehabilitation Center (2)	Galveston County, TX	September 14, 2012	SNF	15,000,000	6,374,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	7,571,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,275,000	100
Brookstone of Aledo (3)	Aledo, IL	July 2, 2013	AL	8,625,000	5,843,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,938,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	4,173,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,520,000	64
Sundial Assisted Living (4)	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65
Lamar Estates (5)	Lamar, CO	September 22, 2014	SNF	4,500,000	3,418,000	60
Monte Vista Estates (5)	Monte Vista, CO	September 22, 2014	SNF	3,400,000	2,582,000	60
Myrtle Point Care Center	Myrtle Point, OR	October 31, 2014	SNF	4,150,000	3,075,000	54
Gateway Care and Retirement Center	Portland, OR	December 31, 2014	SNF/IL	11,250,000	8,435,000	91
Applewood Retirement Community	Salem, OR	December 31, 2014	IL	2,900,000	2,165,000	69

Total:				$103,565,000	$78,752,000	1,169

(1)	The above table excludes Sherburne Commons Residences, LLC (“Sherburne Commons”), a variable interest entity (“VIE”) for which we became the primary beneficiary and began consolidating its financial results as of June 30, 2011. As of October 19, 2011, Sherburne Commons was classified as held for sale (See Note 12 to the accompanying Notes to Consolidated Financial Statements).
(2)	We terminated the lease with the operator of this facility on March 16, 2014 and became the licensed operator of the facility on May 1, 2014 through a wholly-owned taxable REIT subsidiary (Friendswood TRS).
(3)	Formerly known as Heritage Woods of Aledo.
(4)	Formerly known as Redding Assisted Living.
(5)	Formerly known as Juniper Village Lamar and Monte Vista.

Portfolio Lease Expirations

The following table sets forth lease expiration information for the ten years following December 31, 2014:

			Percent of
		Base Rent	Total	Percent of
		In Final Year	Leasable	Total
	No. of	of Expiring	Area	Annual Base
Year Ending	Leases	Leases	Expiring	Rent Expiring
December 31	Expiring	(Annual $)	(%)	(%)
2015 - 2022	1	$977,000	6.9%	7.5%
2023	2	1,451,000	11.2%	11.2%
2024 and later (1)	13	10,566,000	81.9%	81.3%
	16	$12,994,000	100.0%	100.0%

(1)	Includes Friendswood TRS

Real Estate-Related Investment

As of December 31, 2014 and 2013, we had one investment in a real estate note receivable, the Sherburne Commons Mortgage Loan in the amount of $9.6 million and $9.4 million, respectively, which has been eliminated in consolidation:

				Book Value	Book Value
Loan Name				as of	as of
Location of Related	Date		Payment	December 31,	December 31,	Rate	Annual	Maturity
Property or Collateral	Originated	Loan Type	Type	2014	2013	Type	Interest Rate	Date
Sherburne Commons Mortgage Loan Nantucket, MA	12/14/2009	1st Mortgage	Interest Only	$—	$—	Fixed	8.0%	1/1/2015

Due to the borrower suspending their interest payments in the first quarter of 2011, we issued them a notice of default on June 30, 2011. By issuing them a notice of default, we became the primary beneficiary of the borrower and the borrower a VIE to us as a result of our enhanced ability to direct the activities of the VIE. A primary beneficiary of a VIE is required to consolidate the operations of the VIE. Consequently, we have consolidated the operations of the VIE as of June 30, 2011, and accordingly eliminated the note receivable in consolidation (See Notes 6 and 7 to the accompanying Notes to Consolidated Financial Statements).

As of October 19, 2011, the Sherburne Commons property was reclassified to real estate held for sale. Consequently, the related assets and liabilities of the property are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale on our consolidated balance sheets. Operating results for the property have been reclassified to discontinued operations on our consolidated statements of operations for all periods presented (See Notes 6 and 12 to the accompanying Notes to Consolidated Financial Statements).

On October 6, 2014, we successfully foreclosed on the Sherburne Commons property, however we did not take possession of the property. In January 2015, we sold the property. See Note 14 in the accompanying Notes to Consolidated Financial Statements for further information.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the period covered by this report, there was no established public trading market for our shares of common stock. In order for Financial Industry Regulatory Authority (“FINRA”) members to participate in the offering and sale of shares of common stock pursuant to our prior public offerings, we were required to disclose in each annual report distributed to stockholders a per-share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.

On December 31, 2014 the estimated common stock per-share value is $2.04 per share, adjusted from the previous estimated common stock per-share value of $2.09 established on December 31, 2013. The estimated value per share was based on the methodologies and assumptions described further below. The estimated per-share value determined below neither represents the fair value according to U.S. generally accepted accounting principles (“GAAP”) of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets. As of the date of this filing, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.

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

Our estimated per-share value was calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the estimated fair value of our liabilities, and dividing the total by the number of our common shares outstanding as of December 31, 2014. Our estimated per-share value is the same as our net asset value. Our estimated per-share value does not reflect “enterprise value,” which may include a premium for the portfolio or the potential increase in our share value if we were to list our shares on a national securities exchange. Our estimated per-share value also does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange.

The following is a summary of the valuation methodologies used:

Investments in Real Estate and Variable Interest Entity Held for Sale. For purposes of calculating an estimated value per share, we used the value of the 2015 lease payments and applied the current market lease rates for each asset type to determine fair market value of our properties.

For our variable interest entity held for sale, we used the value of the purchase money note from the buyer of the asset that represents 100% of the purchase price executed as of January 7, 2015 to derive an estimate of fair value.

Our board of directors reviewed the report prepared by management which recommended an estimated per-share value, and considering all information provided in light of its own knowledge regarding our assets and unanimously agreed upon an estimated value of $2.04 per share, which is consistent with the recommendations of management.

Loans Payable. We estimated the value of our loans payable using a discounted cash flow analysis. The cash flows were based on the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 16.05 years, was 4.62%.

We believe that the assumptions employed in estimating the fair value of our loans payable are reasonable and reflect the terms currently available on similar borrowing arrangements to borrowers with credit profiles similar to ours. However, a change in the assumptions would impact the fair value of our loans payable.

Other Assets and Liabilities. The carrying values of our other assets and liabilities are considered to be equal to fair value due to their short maturities. Certain balances, including straight-line rent related assets and liabilities, have been eliminated for the purpose of the valuation due to the fact that the value of those balances have no value or decrement to the assets going forward.

Our estimated per-share value was calculated as follows:

December 2014
Investments in real estate and variable interest entity	$4.95
Loans payable	(3.31)
Other assets and liabilities, net	0.40
Estimated net asset value per-share value	$2.04
Estimated enterprise value premium	None assumed
Estimated liquidity discount	None assumed
Total estimated per-share value	$2.04

Furthermore, the estimated value of our shares was calculated as of December 31, 2014. The value of our shares will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties within our portfolio. We are not required to update the estimated value per share more frequently than every eighteen months. We expect that any future estimates of the value of our properties will be performed by the Company; however, our board of directors may direct us to engage one or more independent, third-party valuation firms in connection with such estimates.

Stock Repurchase Program

We suspended redemptions under our stock repurchase program effective December 31, 2010. We can make no assurances as to when and on what terms our redemptions will resume. The stock redemption program may be amended, resumed, suspended again, or terminated at any time based in part on our cash and debt position.

During the years ended December 31, 2014 and 2013, we have received requests to redeem 23,242 and 13,587 shares, respectively. However, due to the current suspension of the stock repurchase program, we were not able to fulfill any of these requests.

Stockholders

As of March 20, 2015 we had approximately 23.0 million shares of common stock outstanding held by 4,948 stockholders of record.

Distributions

In order to qualify for tax treatment as a REIT under the IRC, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income. We adopted a distribution reinvestment plan that allows our stockholders to have their distributions invested in additional shares of our common stock and have registered 21,100,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $7.60 per share. As of December 31, 2014 and 2013, approximately 2.3 million shares had been issued under the distribution reinvestment plan. Effective December 14, 2010, our board of directors suspended the distribution reinvestment plan indefinitely. As a result, distributions for the six months of 2011 were paid entirely in cash and suspended after June 2011. We cannot provide any assurance as to if or when we will resume our distribution reinvestment plan.

The declaration, rate, frequency and amount of distributions are at the discretion of our board of directors and will depend on numerous factors including, but not limited to, our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the IRC and other factors our board of directors deems relevant. Our board determined, based on the financial condition of the Company, to suspend the declaration of further distributions.

From our inception in October 2004 through December 31, 2014, we declared aggregate distributions of $32.8 million. No distributions have been declared or paid for periods subsequent to June 30, 2011.

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

The following is reconciliation from net loss applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP to FFO for each of the last two years:

	Year Ended December 31
	2014	2013
Net loss applicable to common stockholders (GAAP)	$(3,777,000)	$(890,000)

Adjustments:
Depreciation and amortization of real estate assets:
Continuing operations	3,998,000	2,340,000
Discontinued operations	—	506,000
Gain on sales of real estate, net	—	(5,967,000)
Impairment of real estate assets:
Continuing operations	—	—
Discontinued operations	—	3,368,000
Noncontrolling interests’ share in losses	(837,000)	(980,000)
Noncontrolling interests’ share in FFO	873,000	1,011,000

Funds provided by (used in) operations (FFO) applicable to common shares	$257,000	$(612,000)

Weighted-average number of common shares outstanding – basic and diluted	23,028,014	23,028,285

FFO per weighted average common shares	$0.01	$(0.03)

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-K.

Equity Compensation Plans

See the “Equity Plan Compensation Information” in Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. See also the “Special Note about Forward-Looking Statements” preceding Item 1 of this report.

Overview

Market Outlook — Senior Housing

Key demand drivers for senior housing include the strengthening demographics which include the growing number of baby boomers, a better understanding and acceptance of residents and senior housing as an alternative, and increase in the number of potential residents that can afford senior housing and have more affluence. Residents are living longer and have better healthcare insurance. Fewer family care givers are available and residents have fewer alternatives. It is forecasted that demographics will remain strong for decades.

Senior housing average cap rates tend to be higher than other asset classes, which improves returns on investment. Currently, we believe that there are several lenders in the senior housing market with attractive rates and leverage restrictions. Sources of debt include high yield bonds, insurance companies, commercial finance companies, commercial banks, Department of Housing & Urban Development (HUD), Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac have nearly $20 billion in total outstanding senior housing loans (AL and IL).

Throughout the U.S., there are just over 22,000 SNF, AL and ILs. In general, with experienced, quality operators mitigating risks associated with senior housing, the senior housing market has a strong outlook for market fundamentals and is projected to provide solid and relatively stable returns.

Results of Operations

In 2013 we completed phase one of our transition strategy - disposing of the industrial real estate. The second phase of our transition strategy, acquiring the healthcare real estate assets, commenced mid-2012 and will continue going forward. The third phase of our transition strategy will be to grow our Company primarily by attracting and securing third party equity. We started 2013 owning nine industrial properties and five healthcare properties. However, during that year, we sold the remaining industrial properties (see Note 12 to the accompanying Notes to Consolidated Financial Statements). The proceeds were used to pay-off industrial debt and acquire several properties (see Note 3 to the accompanying Notes to Consolidated Financial Statements).

Since we completed our transition to healthcare properties and sold all remaining industrial properties, the manner in which we report our operations has changed. Healthcare operations will be reported as continuing operations while all industrial operations have been reclassified and reported as held for sale on our balance sheet and discontinued operations on our statement of operations for all periods presented.

During 2013, we owned healthcare and industrial real estate properties which represents two reportable business segments for management and internal financial reporting purposes. This represents two segments for which separate financial information is available and for which operating results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. However, since all of our industrial properties were sold by the end of 2013, the industrial operations are reported as Discontinued Operations for all periods presented. In 2014, we operated in one reportable business segment: healthcare.

Until April 1, 2014 and subject to certain restrictions and limitations, our business was managed pursuant to an advisory agreement, as amended, (the “Advisory Agreement”) with CRA. Beginning April 1, 2014, we became self-managed and hired employees to directly manage our operations.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Years Ended
	December 31,
	2014	2013	$ Change	% Change
Rental revenues, tenant reimbursements & other income	$7,789,000	$6,686,000	$1,103,000	16.5%
Resident services and fee income	5,626,000	—	5,626,000	—%
Total Revenues	13,415,000	6,686,000	6,729,000	100.0%
Less expenses:
Property operating costs	(1,684,000)	(766,000)	(918,000)	(119.8)%
Resident services costs	(4,655,000)	—	(4,655,000)	—%
Net operating income (1)	7,076,000	5,920,000	1,156,000	19.5%
Interest income from notes receivable	5,000	50,000	(45,000)	(90.0)%
General and administrative	(3,949,000)	(3,352,000)	(597,000)	17.8%
Asset management fees and expenses	(205,000)	(1,080,000)	875,000	(81.0)%
Real estate acquisition costs	—	(522,000)	522,000	(100.0)%
Recovery of (reserve for) excess advisor obligation	(189,000)	125,000	(314,000)	(251.2)%
Depreciation and amortization	(3,998,000)	(2,340,000)	(1,658,000)	70.9%
Interest and other expense and income, net	(3,128,000)	(2,180,000)	(948,000)	43.5%
Loss from continuing operations	(4,388,000)	(3,379,000)	(1,009,000)	29.9%
(Loss) income from discontinued operations	(226,000)	1,509,000	(1,735,000)	(115.0)%
Net loss	(4,614,000)	(1,870,000)	(2,744,000)	146.7%
Noncontrolling interests’ share in losses	837,000	980,000	(143,000)	(14.6)%
Net loss applicable to common stockholders	$(3,777,000)	$(890,000)	$(2,887,000)	324.4%

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, impairments, interest income, interest expense, and income (loss) from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our healthcare properties includes rental revenues and tenant paid and/or reimbursements for property taxes and insurance. Property operating expenses include insurance, property taxes and other operating expenses. Resident services and fee income and resident services costs are generated from Friendship Haven, our wholly-owned TRS, which began operations on May 1, 2014. Net operating income increased to approximately $7.1 million for the year ended December 31, 2014 from $5.9 million for the year ended December 31, 2013 primarily due to the revenue derived from the TRS, 2014 healthcare acquisitions and owning the 2013 acquisitions for a full year in 2014.

Interest income from notes receivable decrease is due to the Servant Healthcare Investments, LLC note paid in full on May 2, 2014.

General and administrative expense was $3.9 million for the year ended December 31, 2014 and $3.4 million for the year ended December 31, 2013. The increase was primarily due to increases in employee payroll expenses of $1.0 million, legal fees of $0.8 million and professional fees of $0.2 million, offset by lower audit and tax fees of $0.3 million and lower advisor fees of $1.3 million due to the termination of the Advisory Agreement in April 2014.

Asset management fees were $0.2 million for the year ended December 31, 2014 and $1.1 million for December 31, 2013. Asset management fee and expense decreases are due to the termination of the Advisory Agreement in April 2014.

Real estate acquisition costs decreased in 2014 due to acquisition costs paid to the former advisor for the purchase of properties in 2013. Due to the termination of the Advisory Agreement in April 2014, we no longer pay acquisition fees for new property purchases.

As the Advisory Agreement was terminated on April 1, 2014, for the years ended December 31, 2014 and 2013, the following is a reconciliation of the fees paid to CRA that will no longer be incurred:

Years Ended December 31,	2014	2013
Organizational and offering costs	$-	$125,000
Acquisition fees	-	522,000
Asset management fees	206,000	1,080,000
Property management fees	42,000	163,000
Leasing fees	-	1,204,000
Disposition fees	-	616,000
	$248,000	$3,710,000

Reserve for excess advisor obligation represents organizational and offering costs incurred in excess of 3.5% limitation of the gross proceeds from our follow-on offering which terminated on June 10, 2012 (See Note 9 to the accompanying Notes to Consolidated Financial Statements). The Advisory Agreement provides that CRA will reimburse any excess costs that were paid by us. In 2012, we recorded a receivable for the excess of $1.0 million which we fully reserved for based on our evaluation of CRA’s ability to repay at that time. At December 31, 2014, we increased our reserve by $0.2 million for additional excess operating expenses paid to CRA in prior periods. The 2013 credit of $0.1 million represents the additional amount collected in 2013 from CRA which is recognized as collected and was previously reserved.

Depreciation and amortization increases are due to the timing of our healthcare property acquisitions. We owned 16 healthcare properties in 2014 as opposed to 11 properties in 2013.

Interest, other expense and income increases in 2014 are primarily due to the write-off of the deferred financing cost for GE and The PrivateBank Loans’ due to HUD-insured financing through Lancaster Pollard and also interest expense for new loans on the new properties acquired in 2014.

The loss from discontinued operations in 2014 represents the Sherburne Commons net loss where the 2013 net income from discontinued operations represents the results of operations for properties that were held for sale or sold in 2013.

Liquidity and Capital Resources

Going forward, we expect our primary sources of cash to be rental revenues, tenant reimbursements, joint venture equity and refinancing of existing debt. In addition, we may increase cash through the sale of additional properties, which may result in the deconsolidation of properties we already own, or borrowing against currently-owned properties. For the foreseeable future, we expect our primary uses of cash to be for the repayment of principal on loans payable, funding future acquisitions, operating expenses, and interest expense on outstanding indebtedness.

As of December 31, 2014, we had approximately $4.4 million in cash and cash equivalents on hand. Our liquidity will increase if cash from operations exceeds expenses, additional shares are offered, we receive net proceeds from the sale of whole or partial interest in a property or if refinancing results in excess loan proceeds and decrease as proceeds are expended in connection with the acquisitions, and operation of properties. Based on current conditions, we believe that we have sufficient capital resources for the next twelve months.

Credit Facilities and Loan Agreements

As of December 31, 2014, we had debt obligations of approximately $78.8 million. The outstanding balance by loan agreement is as follows:

•	The PrivateBank and Trust Company – approximately $7.3 million maturing January 2016,
•	The PrivateBank and Trust Company – approximately $9.1 million maturing September 2017,

•	GE Capital – approximately $6.4 million maturing September 2017,

•	GE Capital – approximately $5.8 million maturing July 2018,
•	GE Capital – approximately $13.4 million maturing December 2017,
•	Lancaster Pollard (HUD) – approximately $24.2 million maturing from September 2039 through December 2049, and
•	Lancaster Pollard (HUD) – approximately $12.6 million maturing December 2049

Short-Term Liquidity Requirements

In addition to the capital requirements for recurring capital expenditures, we may incur expenditures for future healthcare acquisitions and/or renovations of our existing properties, such as increasing the size of the properties by developing additional rentable square feet and/or making the space more appealing.

As of December 31, 2014, all the industrial properties have been sold and Sherburne Commons, Nantucket, was sold in January 2015 (see Note 14 to the accompanying Notes to Consolidated Financial Statements). We continue to pursue options for repaying and/or refinancing debt obligations. We believe that conditions may be acceptable to raise money through joint venture arrangements although there can be no assurances that any such transactions will have terms acceptable to us or will be consummated.

In recent years, financial markets have experienced unusual volatility and uncertainty and liquidity has tightened in all financial markets, including the debt and equity markets. Our ability to repay or refinance debt could be adversely affected by an inability to secure financing at reasonable terms, if at all.

Beginning April 1, 2014, we became self-managed. We believe that on an intermediate to long-term basis, becoming a self-managed REIT will create numerous opportunities for cost savings as compared to the overhead reimbursement and fee structure under our former Advisory Agreement. However we did incur incremental costs in the short term as a result of the transition.

Distributions

Effective June 2011, we suspended the declaration of further distributions. No distributions have been declared for periods after June 30, 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on numerous factors, including operating results and cash flow.

Organization and Offering Costs

Please see Note 9 to the accompanying Notes to Consolidated Financial Statements for a detailed discussion of organization and offering costs.

 Other than the financial market conditions discussed above and market conditions discussed under the caption “Market Outlook—Senior Housing,” we are not aware of any material trends or uncertainties, favorable or unfavorable, affecting real estate generally, which we anticipate may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

Election as a REIT

We elected to be taxed as a REIT under the IRC of 1986, as amended, in 2006. Under the IRC of 1986, we are not subject to federal income tax on income that we distribute to our stockholders. REITs are subject to numerous organizational and operational requirements in order to avoid taxation as a regular corporation, including a requirement that they generally distribute at least 90% of their annual ordinary taxable income to their stockholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Our failure to qualify as a REIT could result in us having a significant liability for taxes.

Other Liquidity Needs

Property Acquisitions

Our ability to purchase properties over the next twelve months is dependent on our ability to raise additional equity capital through joint ventures or other capital raise opportunities.

Debt Service Requirements

Please refer to Note 10 to the accompanying Consolidated Financial Statements for a detailed discussion of our debt.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Inflation

Although the real estate market has not been affected significantly by inflation in recent years, we expect that the contractual rent escalations in our tenants’ triple net leases will protect us to some extent from the impact of inflation. Our ongoing ability to include provisions in the leases that protect us against inflation is subject to competitive conditions that vary from market to market.

Subsequent Events

Please refer to Note 14 in the accompanying Notes to Consolidated Financial Statements for a detailed discussion of our subsequent events.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to real estate purchase price allocation, evaluation of possible impairment of real property assets, valuation of receivables, and income taxes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in materially adverse ways, and those estimates could be different under different assumptions or conditions. Our significant accounting policies are described in more detail in Note 2 to the accompanying Notes to Consolidated Financial Statements. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Real Estate Purchase Price Allocation and Useful Lives

Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, site improvements, furniture and fixtures. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives.

Impairment of Real Property Assets

An assessment as to whether our investments in real estate are impaired is highly subjective. Impairment calculations, which can be based on undiscounted or discounted cash flow analyses, involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property at the point in time when a valuation analysis is performed. On a quarterly basis, we review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

While we recorded no impairment charges as of December 31, 2014 for properties held and used, we performed Step 1 tests on two of our properties. Neither of these properties required a Step 2 test.

Valuation of Receivables

We recognize resident services and fees as services are provided in cases where we serve as the licensed operator (we are currently the licensed operator of Friendship Haven, under Friendswood TRS). We derive revenues primarily from Medicare, Medicaid and other government programs. Amounts paid under these government programs are subject to legislative and government budget constraints. From time to time, there may be material changes in government reimbursement. We estimate allowances for uncollectible amounts and contractual allowances based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements, the residents' or third party payers' stated intent to pay, the payers' financial capacity to pay and other factors. We periodically review and revise these estimates based on new information and these revisions may be material (see Note 2 to the accompanying Notes to Consolidated Financial Statements.).

Income Taxes

We have elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. No distributions were declared or paid in 2014 or 2013. We believe that we are organized and operate in such a manner as to qualify for treatment as a REIT, and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT in subsequent tax years for federal income tax purposes.

New Accounting Pronouncements

Please see Note 2 to the accompanying Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, under the supervision of our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, as of December 31, 2014, our President (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that these disclosure controls and procedures are effective.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on their evaluation, our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting As a smaller reporting company, management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors (our “Board”) is currently comprised of three members, Messrs. Johnson, Danchik and Roush, each of whom is an independent director.

Daniel Johnson, age 59, serves on the Audit, Independent Directors, Compensation, and Investment committees. Mr. Johnson chairs the Independent Director committee. Mr. Johnson’s terms on the Board and the committees noted above expire on the date of the 2015 Annual Meeting. He served until 2008 as the Senior Vice President of Sales for InfoSpan, Inc., a company that he co-founded in 2003 to develop and operate customer interaction centers for U.S. and Canadian-based corporations. InfoSpan conducted operations in Mexico, Canada and the Indian sub-continent. From 2000 to 2003, Mr. Johnson was the President of Rutilus Software, Inc., a developer of disk-based storage software.  Prior to 2000, Mr. Johnson spent 14 years with Toshiba America where he was Vice President of OEM Sales. In this capacity he was responsible for worldwide sales for products within his Division of Toshiba America.  Mr. Johnson earned a Bachelor of Arts degree from Southern Illinois University.

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

Paul Danchik, age 64, serves on the Audit, Independent Directors, Compensation, and Investment committees. Mr. Danchik chairs the Compensation and Investment committees. Mr. Danchik’s terms on the Board and the committees noted above expire on the date of the 2015 Annual Meeting. Mr. Danchik retired in 2003 as Senior Vice President for Warner Media Services, a division of Time Warner, Inc. Mr. Danchik was a member of the Executive Management Team of Warner Media Services and was responsible for their Consumer Products Division. Mr. Danchik began his career with Ivy Hill Packaging in 1973, which was acquired by Time Warner, Inc. in 1989. From 2005-2009, Mr. Danchik served in various development roles for Acres of Love, a non-profit organization licensed in South Africa that operates homes to rescue and care for vulnerable children living with or affected by HIV/AIDS, and Mr. Danchik currently serves on the Acres of Love Board of Directors. Mr. Danchik earned a Bachelor of Science Degree in Business Administration from the University of La Verne and graduated from the Master’s Program, an executive leadership course. Mr. Danchik also holds a current California State Real Estate license.

Mr. Danchik brings to the Board over 30 years of demonstrated management ability, and he is a well-rounded business executive with financial, legal, sales and operations exposure at senior levels. Mr. Danchik also has extensive board service experience. His service on our Board since 2006 provides him with knowledge and perspective regarding our operations and investments and, recently, he participated in the strategic decision process to reposition the REIT from its’ ownership of Industrial properties and to alternatively acquire Healthcare properties. In addition, he has served on the boards of directors for several non-profit organizations and participated in a number of formal seminars designed to promote effective board governance skills. In the course of his career, Mr. Danchik has cultivated strong communication and consensus building skills, which are assets to our Board.

J. Steven Roush, CPA, age 68, serves on the Audit, Independent Directors, Compensation and Investment Committees. Mr. Roush chairs the Audit Committee. Mr. Roush’s terms on the Board and the Committee noted above on the date of the 2015 Annual Meeting. Mr. Roush retired from PricewaterhouseCoopers in 2007 after 39 years, 30 of those as a Partner. Mr. Roush brings experience in a diverse number of industries ranging from manufacturing, non-profits and retail (restaurants) with a concentration in real estate, (office, residential, hospitality and commercial) telecommunications and pharmaceutical. He has a background in dealing with both private and public company boards of directors. Mr. Roush has a Bachelor of Science Degree in Accounting from Drake University and Professional Director Certification from the American College of Corporate Directors.

Mr. Roush brings to the Board years of dealing with the SEC and its various regulatory filings, Sarbanes Oxley (SOX 404) implementation and maintenance and the experience of working with many diverse boards running across varied industries. Over the years, he has served as an office managing partner, an SEC review Partner (over 20 years) and a Risk Management Partner. Mr. Roush currently serves as a member of the board and Chairman of the Audit Committee of AirTouch Communications, Inc., a public telecommunications device company. He is also a member of the Board and Chairman of the Audit Committee of W.E. Hall Company, a privately held manufacturer and distributor of corrugated pipe and related drainage products. Mr. Roush is also on the Board of Trustees and Chairman of the Audit Committee of the Orange County Museum of Art and had previously served on the Audit Committee of the National American Heart Association Our Board has determined that Mr. Roush satisfies the SEC’s requirements of an “audit committee financial expert.”

Executive Officers

Mr. Kent Eikanas is our President and Chief Operating Officer. Our Chief Financial Officer and Treasurer is Ms. Elizabeth Pagliarini. Mr. Peter Elwell was our Vice President throughout 2014 and is currently our Chief Investment Officer.

Kent Eikanas, age 45, currently serves as our President and Chief Operating Officer. From 2008 to 2012, Mr. Eikanas served as Vice President of Senior Housing for Granite Investment Group (“Granite”), where he closed over $100 million in senior housing real estate refinances, dispositions and acquisitions. In addition, Mr. Eikanas managed over $700 million in senior housing assets. Mr. Eikanas was a key contributor to the launch of a skilled nursing operating company based in Dallas, Texas, while at Granite and helped the operating company grow from 14 facilities to 35 facilities. From 2003 to 2008, Mr. Eikanas was the Vice President of Acquisitions for a private real estate company and closed over $200 million in senior housing real estate. Mr. Eikanas has overseen licensing for skilled nursing facilities, assisted living facilities and memory care facilities in California, Texas, Rhode Island, Oregon and Pennsylvania. Mr. Eikanas graduated from California State University Sacramento with a Bachelor of Arts Degree in Psychology and a minor in Business Administration.

Elizabeth Pagliarini, age 44, currently serves as our Chief Financial Officer and Treasurer. Since 2008, Ms. Pagliarini has served as a principal at The Elizabeth Group, a company she founded to provide out-sourced chief financial officer services to registered investment advisers and broker-dealers, as well as services relating to securities litigation consulting. From 2005 to 2008, Ms. Pagliarini served as chief financial officer and chief compliance officer of an investment bank. Prior to that, she founded a boutique investment bank and registered broker-dealer, and served as chief executive officer and chairwoman of a Nasdaq-listed investment brokerage subsidiary. Ms. Pagliarini received her B.S. in Business Administration with a concentration in Finance from Valparaiso University where she was honored with their highest academic award, the Presidential Scholarship. She is also a Certified Fraud Examiner (CFE) and has studied law and forensic accounting at UCLA. Ms. Pagliarini proudly serves on the Emeritus Board of Directors for Forever Footprints, a non-profit organization that provides support to families that have suffered the loss of a baby during pregnancy or infancy and educates the medical community to improve quality of care and response.

Peter Elwell, age 41, currently serves as our Chief Investment Officer, where he focuses on the sourcing, underwriting, acquisition and asset management of senior housing facilities. From 2008 through 2011, Mr. Elwell ran a consulting practice providing advice to small business and start-up clients primarily on financial and capital raising matters. From 2002 to 2005, Mr. Elwell was a Vice President at PRIMEDIA, Inc., where he focused on mergers, acquisitions and divestitures. In 2005, Mr. Elwell was appointed CFO of the Company’s digital division, overseeing all financial aspects of the company’s 70 online brands. Mr. Elwell also held senior accounting and finance positions at KPMG and The Walt Disney Company. Mr. Elwell is a Certified Public Accountant and a CFA Charterholder.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires each director, officer and individual beneficially owning more than 10% of a registered security of us to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of us with the SEC. Based solely upon our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to fiscal year 2014.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of our Board and our executive officers. The Code of Business Conduct and Ethics can be accessed through our website: www.Summithealthcarereit.com.

Audit Committee

The Board has a standing Audit Committee that selects the independent public accountants that audit our annual financial statements, reviews the plans and results of the audit engagement with the independent public accountants, approves the audit and non-audit services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. The current members of the Audit Committee are J. Steven Roush, Paul Danchik and Daniel Johnson. J. Steven Roush serves as the Chairman of the Audit Committee and satisfies the SEC’s requirements of an “audit committee financial expert.”

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain information concerning compensation for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary		Bonus	Total

Kent Eikanas President & Chief Operating Officer	2014	$252,500		$114,137	$366,637
	2013	$56,597	(1)	$—	$56,597
Elizabeth Pagliarini Chief Financial Officer and Treasurer (3)	2014	$97,500		$20,000	$117,500
	2013	$—		$—	$—
Peter Elwell (4) Chief Investment Officer	2014	$157,875		$39,827	$197,702
	2013	$—		$—	$—
Dominic Petrucci Former Interim Chief Financial Officer and Treasurer	2014	$243,000	(2)	$—	$243,000
	2013	$20,000	(2)	$—	$20,000

(1)	Reimbursements for our executive officer’s salary includes a 7% surcharge intended to cover our allocable portion of such executive officers benefits and payroll expenses and taxes paid by Cornerstone Realty Advisors, LLC (“CRA”), our former advisor and its affiliates for 2013 and through March 31, 2014. Effective April 1, 2014 salaries were paid by the Company.
(2)	Appointed effective November 1, 2013. Mr. Petrucci reported directly to the Board. The amounts shown reflect consultation service fees made by us. Mr. Petrucci resigned as our interim Chief Financial Officer and was replaced by Ms. Elizabeth Pagliarini in September 2014.
(3)	Ms. Elizabeth Pagliarini was hired as Controller in June 2014 and appointed Chief Financial Officer effective September 1, 2014.
(4)	Mr. Peter Elwell was previously Vice President and appointed Chief Investment Officer effective January 1, 2015.

There are currently no employment agreements with any of the above named officers.

Director Compensation

The following table provides certain information concerning compensation of the directors during the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash

Paul Danchik	$105,000
Daniel Johnson	$107,000
J. Steven Roush	$4,333

The amount and form of compensation payable to our directors for their service to us is determined by the compensation committee of our Board, based in part on their evaluation of third party board compensation information.

During 2014, we paid each of our independent directors as follows:

•	A $60,000 annual retainer, to be pro rata paid twice monthly ($15,000 per director per quarter);

•	A Board meeting fee of $3,000 per meeting for each regularly scheduled Board meeting ($3,000 per director per quarter) (which was reduced to $2,000 per director per quarter, effective as of February 26, 2015);

•	Special Board meeting fee of $1,000 per meeting, per director, which will apply to any Board meeting called by an officer of the Company that is not a regular scheduled Board meeting;

•	Committee fees of $1,000 per committee meeting duly called by an officer of the Company (approximately $1,000 per director per quarter, plus other meetings); and

•	An additional committee chair fee of $500 for the Audit Committee for each duly called meeting ($500 per chair per quarter).

All directors are reimbursed for all reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board and committees. Consistent with the Board’s expectations, total director compensation for 2014 was significantly less than it was for 2013.

Employee and Director Incentive Stock Plan

We previously adopted an Employee and Director Incentive Stock Plan (the “Incentive Stock Plan”) which provided for the grant of awards to directors, full-time employees, and other eligible participants that provide services to us.

The purpose of the Incentive Stock Plan was to: (i) provide incentives to individuals who are granted stock awards because of their ability to improve our operations and increase profits; (ii) encourage selected persons to accept or continue employment with us; and (iii) increase the interest of directors in our success through their participation in the growth in value of our stock.

Through March 31, 2014, we had no employees, and only granted awards under the Incentive Stock Plan to our directors. Awards granted under the Incentive Stock Plan could consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and distribution equivalent rights. The total number of shares of common stock reserved for issuance under the Incentive Stock Plan was equal to 10% of our outstanding shares of stock at any time. Outstanding stock options were immediately exercisable in full on the grant date, expire ten years after their grant date, and had no intrinsic value as of December 31, 2014.

The Incentive Stock Plan expired on December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Our equity compensation plan information as of December 31, 2014 and 2013 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	40,000	$8.00	See footnote	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	40,000	$8.00	See footnote	(1)

(1)	Our Employee and Director Incentive Stock Plan was approved by our security holders and provides that the total number of shares issuable under the plan is a number of shares equal to ten percent (10%) of our outstanding common stock. The maximum number of shares that may be granted under the plan with respect to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code is 5,000,000. As of December 31, 2014 and 2013, there were approximately 23.0 million shares of our common stock issued and outstanding.

OWNERSHIP OF EQUITY SECURITIES

The following table sets forth information as of March 20, 2015, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 23,028,014 shares of common stock outstanding as of March 20, 2015.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Kent Eikanas	None	*
Elizabeth Pagliarini	None	*
Peter Elwell	None	*
Paul Danchik(2)	20,000	*
Daniel Johnson(2)	20,000	*
J. Steven Roush	None	*
All current directors and executive officers as a group (6 persons)	40,000	*

*	Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 20, 2015. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the securities listed are pledged as security.

(2) Consists of shares of common stock underlying options that are immediately exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Relationships with CRA, our former advisor

On March 17, 2014 we delivered written notice to CRA, our advisor, terminating the Advisory Agreement effective May 16, 2014. We attempted to effectuate an orderly transition with CRA. However, on April 1, 2014, CRA and certain of its affiliates filed suit in Orange County (CA) Superior Court containing assertions against the Company, its directors and officers. The filing of this claim effectively accelerated termination of the Advisory Agreement as of April 1, 2014. Cornerstone Industrial Properties, LLC is the sole member of CRA. Cornerstone Ventures, Inc. (“CVI”) is the managing member of Cornerstone Industrial Properties, LLC. Terry G. Roussel, our former Chairman, President and Chief Executive Officer, is the majority shareholder of CVI. The fees that we paid to CRA are summarized below.

•	During the fiscal year ended December 31, 2014 and 2013, CRA earned approximately $0 and $0.5 million respectively in acquisition fees from us and did not incur any acquisition expenses on our behalf.

•	During the year ended December 31, 2014 and 2013, CRA earned approximately $0.2 million and $0.8 million respectively in asset management fees and expenses from us.

•	For the year ended December 31, 2014 and 2013, we reimbursed CRA for approximately $0.2 million and $1.6 million, respectively, for operating expenses allocated to us.

•	For the year ended December 31, 2014 and 2013, property management fees paid to CRA was $42,000 and $0.2 million, respectively.

•	For the year ended December 31, 2014 and 2013, leasing fees paid by us to CRA was $0 and $1.2 million, respectively.

•	During the year ended December 31, 2014 and 2013, CRA earned approximately $0 and $0.6 million, respectively, in property disposition fees from us.

•	During the year ended December 31, 2014, we did not pay any subordinated participation in net sales proceeds, subordinated termination fees due upon termination, or subordinated incentive listing fees to CRA or its affiliates. None of these fees have been earned, nor are we expected to be paid based upon Advisory Agreement termination and investment performance since inception.

Listing/Liquidation Stage Fees and Expenses

•	Property disposition fees (payable to CRA or its affiliates), if CRA or its affiliates performed substantial services in connection with property sales, equal to an amount up to 3.0% of the price of the properties sold; provided that the total real estate commissions (including any property disposition fee payable to CRA or its affiliates) paid to all persons with respect to any property may not exceed an amount equal to the lesser of (i) 6.0% of the aggregate contract sales price of such property or (ii) the competitive real estate commission for such property.

•	After stockholders had received cumulative distributions equal to $8 per share (less any returns of capital) plus cumulative, non-compounded annual returns on net invested capital, CRA would have been entitled to a subordinated participation in net sales proceeds ranging from a low of 5% of net sales proceeds; provided that investors earned annualized returns of 6%, to a high of 15% of net sales proceeds, if investors earned annualized returns of 10% or more. Based upon investment performance from inception to date and the termination of the Advisory Agreement, no incentive fee of this type has been paid or would be earned by CRA.

•	Upon termination of the Advisory Agreement, CRA would have been entitled to receive the subordinated performance fee due upon termination, payable in the form of a promissory note. This fee ranges from a low of 5% of the amount by which the sum of the appraised value of our assets minus our liabilities on the date the Advisory Agreement is terminated plus total dividends (other than stock dividends) paid prior to termination of the Advisory Agreement exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the appraised value of our assets minus our liabilities plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus annualized returns of 10% or more. Based upon investment performance from inception to date and the termination of the Advisory Agreement, no incentive fee of this type has been paid or would be earned by CRA.

•	In the event that we list our stock for trading, CRA would have been entitled to receive a subordinated incentive listing fee instead of a subordinated participation in net sales proceeds. This fee ranges from a low of 5% of the amount by which the market value of our common stock plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the market value of our stock plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus annualized returns of 10% or more. Based upon investment performance from inception to date and the termination of the Advisory Agreement, no incentive fee of this type has been paid or would be earned by CRA.

•	During the year ended December 31, 2014, we did not pay any subordinated participation in net sales proceeds, subordinated termination fees due upon termination, or subordinated incentive listing fees to CRA or its affiliates.

Other Transactions involving Affiliates

Sherburne Commons Mortgage Loan

On December 14, 2009, we made a participating first mortgage loan commitment of $8.0 million to Nantucket Acquisition LLC, a Delaware limited liability company managed by CVI, an affiliate of CRA, in connection with Nantucket Acquisition’s purchase of a 60-unit senior living community known as Sherburne Commons located on the island of Nantucket, MA. The loan would have matured on January 1, 2015. Due to the borrower suspending their interest payments in the first quarter of 2011, we issued them a notice of default on June 30, 2011. On October 6, 2014, we foreclosed on the Sherburne Commons property, however we did not take possession of the property. In January 2015, we sold the property (see Note 14 to the accompanying Notes to Consolidated Financial Statements).

Director Independence

Our charter contains detailed criteria for determining the independence of our directors and requires a majority of the members of our Board to qualify as independent. The Board consults with our legal counsel to ensure that the Board’s independence determinations are consistent with our charter and applicable securities and other laws and regulations. Consistent with these considerations, after reviewing all relevant transactions or relationships between each director, or any of his family members and the Company, our senior management and our independent registered public accounting firm, the Board has determined that each member of our Board has been determined to be independent. Furthermore, although our shares are not listed on a national securities exchange, our Board reasonably believes that each member of the Board and, thus, each member of the Board’s Audit Committee, Independent Directors Committee, Compensation Committee and Investment Committee are independent under the NASDAQ listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table lists the aggregate fees billed for services rendered by BDO USA, LLP, our principal accountant, for 2014 and 2013:

Services	2014	2013
Audit Fees(1)	$260,000	$276,170
Tax Fees(2)	90,500	—
Total	$350,500	$276,170

(1)	Audit fees billed in 2014 and 2013 consisted of the audit of our annual financial statements, reviews of our quarterly financial statements, consents, statutory and regulatory audits, financial accounting and reporting consultations and other services related to filings with the SEC.
(2)	Tax services billed in 2014 and 2013 consisted of tax compliance and tax planning and advice which were 100% approved by the audit committee.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm (BDO USA, LLP)

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Equity for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements for the Years Ended December 31, 2014 and 2013

(2) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Summit Healthcare REIT, Inc.

Lake Forest, California

We have audited the accompanying consolidated balance sheets of Summit Healthcare REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Healthcare REIT, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Costa Mesa, California
March 20, 2015

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$4,405,000	$10,538,000
Restricted cash	3,759,000	646,000
Real estate properties (certain assets held in variable interest entity see Note 3):
Land	8,432,000	6,502,000
Buildings and improvements, net	84,428,000	63,358,000
Furniture and fixtures, net	5,862,000	5,454,000
Real estate properties, net	98,722,000	75,314,000
Notes receivable	132,000	208,000
Deferred costs and deposits	356,000	114,000
Deferred financing costs, net	1,453,000	1,023,000
Tenant and other receivables, net	2,599,000	1,173,000
Deferred leasing commissions, net	1,859,000	2,389,000
Other assets, net	657,000	299,000
Assets of variable interest entity held for sale	4,139,000	4,299,000
Total assets	$118,081,000	$96,003,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$2,337,000	$972,000
Payable to related parties	—	175,000
Prepaid rent and deferred revenue	—	32,000
Security deposits	2,029,000	1,774,000
Liabilities (certain liabilities held in variable interest entity See Note 10):
Loans payable, net of debt discounts	77,972,000	52,819,000
Liabilities of variable interest entity held for sale	2,700,000	2,769,000
Total liabilities	85,038,000	58,541,000
Commitments and contingencies and subsequent events (Note 14)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2014 and 2013
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,028,014 and 23,028,285 shares issued and outstanding at December 31, 2014 and 2013, respectively	23,000	23,000
Additional paid-in capital	117,226,000	117,226,000
Accumulated deficit	(80,873,000)	(77,096,000)
Total stockholders’ equity	36,376,000	40,153,000
Noncontrolling interest	(3,333,000)	(2,691,000)
Total equity	33,043,000	37,462,000
Total liabilities and stockholders’ equity	$118,081,000	$96,003,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014 and 2013

	2014	2013
Revenues:
Rental revenues	$6,999,000	$6,120,000
Resident services and fee income	5,626,000	—
Tenant reimbursements and other income	790,000	566,000
Interest income from notes receivable	5,000	50,000
	13,420,000	6,736,000
Expenses:
Property operating costs	1,684,000	766,000
Resident services costs	4,655,000	—
General and administrative	3,949,000	3,352,000
Asset management fees and expenses	205,000	1,080,000
Real estate acquisition costs	—	522,000
Depreciation and amortization	3,998,000	2,340,000
Reserve for (collection of) excess advisor obligation	189,000	(125,000)
	14,680,000	7,935,000
Operating loss	(1,260,000)	(1,199,000)

Other income and (expense):
Other income	108,000	63,000
Interest expense	(3,236,000)	(2,243,000)
Loss from continuing operations	(4,388,000)	(3,379,000)

Discontinued operations:
Loss from discontinued operations	(226,000)	(1,090,000)
Impairment of real estate	—	(3,368,000)
Gain on sales of real estate	—	5,967,000
Income (loss) income from discontinued operations	(226,000)	1,509,000

Net loss	(4,614,000)	(1,870,000)
Noncontrolling interests’ share in losses	837,000	980,000
Net loss applicable to common stockholders	$(3,777,000)	$(890,000)

Basic and diluted (loss) income per common share
Continuing operations applicable to common stockholders	$(0.19)	$(0.15)
Discontinued operations	0.03	0.11

Net loss applicable to common stockholders	$(0.16)	$(0.04)

Weighted average shares used to calculate basic and diluted net loss per common share	23,028,014	23,028,285

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2014 and 2013

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total
BALANCE — January 1, 2013	23,028,285	$23,000	$117,226,000	$(76,206,000)	$41,043,000	$(2,286,000)	$38,757,000
Dividends paid to noncontrolling interests	—	—	—	—	—	(109,000)	(109,000)
Noncontrolling interest contribution	—	—	—	—	—	684,000	684,000
Net loss	—	—	—	(890,000)	(890,000)	(980,000)	(1,870,000)
BALANCE — December 31, 2013	23,028,285	23,000	117,226,000	(77,096,000)	40,153,000	(2,691,000)	37,462,000
Surrendered shares	(271)	—	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(62,000)	(62,000)
Noncontrolling interest contribution	—	—	—	—	—	257,000	257,000
Net loss	—	—	—	(3,777,000)	(3,777,000)	(837,000)	(4,614,000)
BALANCE — December 31, 2014	23,028,014	$23,000	$117,226,000	$(80,873,000)	$36,376,000	$(3,333,000)	$33,043,000

The accompanying notes are an integral part of these consolidated financial statements

 SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(4,614,000)	$(1,870,000)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Amortization of deferred financing costs and debt discounts	186,000	166,000
Depreciation and amortization	3,641,000	2,846,000
Straight line rents	(592,000)	(659,000)
Bad debt expense	111,000	7,000
Impairment of real estate	—	3,368,000
Write-off of lease commission, deferred financing costs and other assets, net	586,000	1,049,000
Gain on sales of real estate	—	(5,967,000)
Change in operating assets and liabilities:
Tenant and other receivables, net	(1,021,000)	162,000
Other assets, net	(167,000)	254,000
Deferred leasing commissions	—	(1,386,000)
Prepaid rent and deferred revenue and security deposits	(425,000)	(133,000)
Deferred costs and deposits	—	21,000
Payable to related parties	(171,000)	44,000
Accounts payable and accrued liabilities	1,397,000	472,000
Net cash and cash equivalents used in operating activities	(1,069,000)	(1,626,000)
Cash flows from investing activities:
Restricted cash	(3,113,000)	(321,000)
Real estate acquisitions and capitalized costs	(26,513,000)	(37,695,000)
Deferred acquisition costs	(225,000)	(113,000)
Real estate improvements	(409,000)	(54,000)
Proceeds from note receivable, net	76,000	700,000
Proceeds from real estate dispositions	—	46,026,000
Net cash and cash equivalents (used in) provided by investing activities	(30,184,000)	8,543,000
Cash flows from financing activities:
Proceeds from issuance of loans payable	58,567,000	24,525,000
Security deposits received, net	628,000	327,000
Payments of loans payable	(33,514,000)	(22,004,000)
Non-controlling interest contribution	257,000	684,000
Distributions paid to non-controlling interests	(62,000)	(109,000)
Deferred financing costs	(844,000)	(745,000)
Net cash and cash equivalents provided by financing activities	25,032,000	2,678,000
Net (decrease) increase in cash and cash equivalents	(6,221,000)	9,595,000
Cash and cash equivalents — beginning of period	10,662,000	1,067,000
Cash and cash equivalents – ending of period (including cash of VIE)	4,441,000	10,662,000
Cash and cash equivalents of VIE held for sale – end of period (see Note 7)	(36,000)	(124,000)
Cash and cash equivalents – end of period	$4,405,000	$10,538,000

NON CASH INVESTING AND FINANCING
Supplemental disclosure of cash flow information:
Cash paid for interest:	$2,720,000	$2,420,000

 The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

1. Organization

Summit Healthcare REIT, Inc., a Maryland Corporation, was formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries (including variable interest entities) except where the context otherwise requires. Until April 1, 2014 and subject to certain restrictions and limitations, our business was managed pursuant to an advisory agreement, as amended (the “Advisory Agreement”) with Cornerstone Realty Advisors, LLC (“CRA”), which was terminated on April 1, 2104. Beginning April 1, 2014, the Company became self-managed and has employees to directly manage its operations.

Generally, we conduct substantially all of our operations through Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”) (formerly Cornerstone Operating Partnership L.P.), a Delaware limited partnership, which was formed on November 30, 2004. At December 31, 2014, we own a 99.88% general partner interest in the Operating Partnership while CRA owns a 0.12% limited partnership interest. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. These financial statements include consolidation of a variable interest entity (“VIE”) that is currently classified as held for sale (see Notes 7 and 14). All intercompany accounts and transactions have been eliminated in consolidation.

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

During 2012, we acquired Sheridan Care Center, Fernhill Care Center, Farmington Square, Friendship Haven Healthcare and Rehabilitation Center (“Friendship Haven”) and Pacific Health and Rehabilitation Center (“Pacific”) healthcare properties (collectively, the “JV Properties”) through CHP LLC. In the third quarter of 2013 and through March 31, 2014, as part of our strategy to raise new property level joint venture equity capital to support growth and diversify operator, geographic and other risks, CHP LLC sold a portion of its interests in the JV Properties to third party investors. Proceeds from the sale of interests in these JV Properties were $0.9 million as of December 31, 2014, of which we received $0.8 million and CHREF received $41,000. As such, as of December 31, 2014, we own an 89.0% interest in the JV Properties, CHREF owns a 4.7% interest and third party investors own 6.3%.

In May 2014, we formed a taxable REIT subsidiary (“Friendswood TRS”) which became the licensed operator and tenant of Friendship Haven (see Note 3).

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, CHP, LLC (of which the Company owns 95%) and Nantucket Acquisition LLC, a variable interest entity (see Notes 7 and 14). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2014, we had cash accounts in excess of FDIC-insured limits. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

Restricted cash represents cash held in interest bearing accounts related to impound reserve accounts for property taxes, insurance and capital improvements or commitments as required under the terms of mortgage loan agreements. Based on the intended use of the restricted cash, we have classified changes in restricted cash within the statements of cash flows as investing activities and the prior year presentation has been revised to conform to this classification.

Investments in Real Estate and Depreciation

We allocate the purchase price of our properties in accordance with ASC 805 – Business Combinations. If the acquisition does not meet the definition of a business, we record the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured at their acquisition date fair values. For transactions that are business combinations, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. For transactions that are an asset acquisition, acquisition costs are capitalized as incurred. Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, site improvements, and furniture and fixtures. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.

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

We estimate the value of furniture and fixtures based on the assets’ depreciated replacement cost. We depreciate the fair value allocated to furniture and fixtures over estimated useful lives ranging from three to six years. Assets held for sale are not depreciated.

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

When assets are classified as held for sale, they are recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. A gain is recognized for any subsequent increases in fair value less costs to sell, but not in excess of the cumulative loss previously recognized.

We recorded no impairment charges related to properties held and used in 2014 and 2013. We recorded impairments of $0 and $3.4 million related to assets held for sale during the years ended December 31, 2014 and 2013.

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

As a result of our ongoing analysis for potential impairment of our investments in real estate, including properties classified as held for sale, we were required to adjust the carrying value of certain assets to their estimated fair values as of December 31, 2013 (see Note 3).

There were no assets measured at fair value on a nonrecurring basis during the years ended December 31, 2014 and 2013.

The variable interest entity held for sale measured at fair value, less estimated selling costs, was deemed to be a Level 2 asset in 2013 and 2014.

Fair Value of Financial Instruments

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, notes receivable, certain other assets, deferred costs and deposits, payable to related parties, security deposits and loans payable. With the exception of loans payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of December 31, 2014 and 2013, the fair value of loans payable was $80.1 million and $52.9 million, compared to the carrying value of $78.8 million and $52.8 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of December 31, 2014, we utilized a discount rate ranging of 4.62%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

At December 31, 2014 and 2013, the Company does not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Variable Interest Entities

The Company analyzes its contractual and/or other interests to determine whether such interests constitute an interest in a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation, and, if so, whether the Company is the primary beneficiary. If the Company is determined to be the primary beneficiary of a VIE, it must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE (see Notes 6, 7 and 14).

Tenant and Other Receivables and Valuation of Receivables

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants, fees earned for resident services and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables for rental revenues are recorded at the original amount earned, less an allowance for any doubtful accounts. Management assesses the realizability of tenant receivables and other fees on an ongoing basis and provides for allowances as such balances, or portions thereof, are estimated to become uncollectible. As of December 31, 2014 and 2013, there were no allowances recorded for these receivables.

As of May 1, 2014, Friendswood TRS became the operator for Friendship Haven and under this facility, fees earned for resident services are recorded at billed amounts less contractual allowances and allowances for doubtful accounts, which approximates fair value. We estimate allowances for uncollectible amounts and contractual allowances based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements, the residents' or third party payers' stated intent to pay, the payers' financial capacity to pay and other factors. Accounts receivable allowances are estimates. We periodically review and revise these estimates based on new information and these revisions may be material. The allowance for doubtful accounts was $107,000 as of December 31, 2014.

For the years ended December 31, 2014 and 2013, provisions for bad debt amounted to approximately $111,000 and $7,000, respectively, which are included in resident services costs and property operating costs in the accompanying consolidated statements of operations.

Deferred Costs and Deposits

Deferred costs and deposits primarily consist of deposits on potential acquisitions.

Deferred Financing Costs

Costs incurred in connection with debt financing are recorded as deferred financing costs. Deferred financing costs are amortized using the straight-line basis which approximates the effective interest rate method, over the contractual terms of the respective financings.

Deferred Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term. As of December 31, 2014 and 2013, the unamortized balance was approximately $1.9 and $2.4 million in leasing commissions, respectively. The amortization of Friendship Haven’s leasing commission totaling $0.4 million was accelerated due to the lease termination on March 16, 2014 (see Note 3). Amortization expense for the years ended December 31, 2014 and 2013 was approximately $0.5 million and $0.2 million, respectively.

Other Assets

Other assets consist primarily of prepaid insurance. Additionally, other assets will be amortized to expense over their future service periods. Balances without future economic benefit are expensed as they are identified.

Revenue Recognition

Revenue is recorded in accordance with ASC 840, Leases, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended” (“SAB 104”). Such accounting provisions require that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Because our leases provide for free rent, lease incentives, or other rental increases at specified intervals, we straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. Our rental revenues are comprised of lease rental income and straight-line rent. Straight line rent for the years ended December 31, 2014 and 2013 was approximately $0.6 million and $0.7 million, respectively.

We recognize resident services and fee income as services are provided in cases where we serve as the licensed operator of our facilities (see Note 3). Revenue is recorded as net charges for resident services, which are the gross charges less contractual adjustments and discounts based upon negotiated rates.

Noncontrolling Interest in Consolidated Subsidiary

Noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by us. Included in noncontrolling interest for the years ended December 31, 2014 and 2013 is the VIE related to Sherburne Commons (see Note 12), a discontinued operation.

ASC 810-10-65, “Consolidation”, clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810-10-65 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statements of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

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

Income Taxes

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate for the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2011 and subsequent years, and state income tax returns are subject to audit for the year ended December 31, 2010 and subsequent years.

We have elected to treat Friendswood TRS as a taxable REIT subsidiary, which generally may engage in any business, including the provision of customary or non-customary services for our tenants. Friendswood TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.  Friendswood TRS has deferred tax assets related to their net operating loss (“NOL”) (which expires after 2034 for federal and state) and timing differences for a total of $247,000, which has a full valuation allowance as of December 31, 2014. Due to the losses incurred and the full valuation allowance on deferred tax assets, there was no tax provision related to Friendswood TRS in 2014.

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

Basic and Diluted Net Loss and Distributions per Common Share

Basic and diluted net loss per common share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. For each of the years ended December 31, 2014 and 2013, 40,000 stock options, held by our independent directors, have been excluded from the weighted-average number of shares outstanding since their effect was anti-dilutive. The basic and diluted (loss) income per common share from continuing operations is computed by dividing the loss from continuing operations of $4.4 million by the weighted average number of shares outstanding of 23,028,014.

The Company declared no cash distributions per common share during the years ended December 31, 2014 and 2013.

Reclassification

Certain amounts in the Company’s Consolidated Financial Statements for prior year have been reclassified to conform to the current period presentation. These reclassifications had no effect on total assets or net loss.

New Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the impact of this new standard.

In January 2015, the FASB has issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company is still evaluating the impact of this new standard but does not expect it to have a material effect on the Consolidated Financial Statements, when adopted.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (ASU 2014-15). This ASU requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ASU requires disclosures that will enable financial statement users to understand the conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern and management’s plans to alleviate such conditions and events. If substantial doubt cannot be alleviated, an entity must include a statement in the footnotes to the financial statements indicating that there is substantial doubt about the entity’s ability to continue as a going concern.

The standard is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. Upon adoption, the Company will use this new standard to assess going concern.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations by raising the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.

This standard is effective for the Company on a prospective basis for annual periods beginning on January 1, 2015 and interim periods within that year. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. Upon adoption the Company will use the guidance in this new standard to assess whether future disposals will meet the criteria for classification as discontinued operations.

3. Investments in Real Estate Properties

As of December 31, 2014 and 2013, adjusted cost and accumulated depreciation and amortization related to investments in real estate properties including those acquired through our subsidiaries and CHP, LLC, and excluding assets of variable interest entity held for sale, were as follows:

	2014	2013

Land	$8,432,000	$6,502,000
Buildings and improvements	88,241,000	65,045,000
Less: accumulated depreciation	(3,813,000)	(1,687,000)
Buildings and improvements, net	84,428,000	63,358,000
Furniture and fixtures	8,133,000	6,393,000
Less: accumulated depreciation	(2,271,000)	(939,000)
Furniture and fixtures, net	5,862,000	5,454,000
Real estate properties, net	$98,722,000	$75,314,000

Friendship Haven Taxable REIT Subsidiary

Beginning in January 2014, the tenant/operator of Friendship Haven ceased paying rent payments due to us under the lease agreement. On March 16, 2014, we terminated the lease agreement. Effective May 1, 2014, we became the licensed operator of the facility through a wholly-owned taxable REIT subsidiary, Friendswood TRS. Upon becoming the licensed operator of the facility, we entered into a two year management agreement with an affiliate of Stonegate Senior Living (“Stonegate”). We plan to operate the facility with the Stonegate affiliate or another operator until a long-term lease agreement can be secured with a financially stable tenant/operator. We are currently seeking to secure a long term triple net lease with an operator and plan to finalize an arrangement in 2015.

Real Estate Held for Sale

We sold our remaining industrial assets in 2013. Consequently, we reclassified these properties to real estate held for sale and their financial operations to discontinued operations in 2013. For the years ended December 31, 2014 and 2013, we recorded $0 and $3.4 million impairment to real estate held for sale. See Note 12 for discussion of amounts recorded in discontinued operations.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for properties owned as of December 31, 2014 are as follows:

Years ending December 31,
2015	$9,596,000
2016	10,087,000
2017	10,322,000
2018	10,563,000
2019 and thereafter	101,092,000
$141,660,000

The schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases, includes the rental revenues for the tenant of Friendship Haven and excludes tenant reimbursements.

Acquisitions

The following acquisitions were accounted for as asset acquisitions.

Acquisitions -2013

Winston Salem, North Carolina

On January 31, 2013, we, through CHP LLC, acquired the Danby House, an assisted living and memory care facility located in Winston-Salem, North Carolina (“Danby House”) for $9.7 million in cash and a collateralized loan. Danby House has an operational capacity of 100 beds. Danby House is leased to an affiliate of Meridian Senior Living, LLC (“Meridian”), the current operator of the facility, pursuant to a long-term triple net lease. The initial lease term is ten years with a lessee option to renew for two additional five-year periods.

Aledo, Illinois

On July 2, 2013, we acquired Brookstone of Aledo (formerly Heritage Woods) property (“Aledo”) located in Aledo, Illinois for $8.6 million in cash and a collateralized loan. Aledo is an assisted living facility with an operational capacity of 66 units. Aledo is leased to an affiliate of Meridian pursuant to a long-term triple net lease. The lease term is 15 years with a lessee option to renew for an additional five-year period.

North Carolina Portfolio (Carteret House, Hamlet House, and Shelby House)

On October 4, 2013, we acquired a 32 unit and 64 bed assisted living facility in Newport, North Carolina (“Carteret House”), a 60 unit and 60 bed assisted living facility in Hamlet, North Carolina (“Hamlet House”), and a 40 unit and 72 bed assisted living facility in Shelby, North Carolina (“Shelby House”) (together, the “Properties”) from affiliates of Meridian for $15.3 million in cash and collateralized loans.

The Properties are leased back to an affiliate of Meridian, the current operator of the Properties, under long-term triple net leases. The lease terms are 15 years, with lessee options to renew for one additional five-year period. In November 2014, we refinanced the properties with Lancaster Pollard (see Note 10).

Redding, California

On December 18, 2013, we acquired Sundial Assisted Living (formerly Redding Assisted Living), a 40 unit and 65 bed assisted living facility located in Redding, California for $3.5 million in cash. The property is leased to an affiliate of Compass Senior Living, LLC (“Compass”), the new operator of the facility, pursuant to a ten year triple net lease. In December 2014, in conjunction with the purchase of the Oregon properties (see below), we entered into a loan with GE for $2.8 million (see Note 10).

The following summary provides the allocation of the acquired assets and liabilities of the facilities acquired in 2013. We have accounted for the acquisitions as asset purchases under GAAP. The following sets forth the allocation of the purchase prices of the acquired properties as well as the third party associated acquisitions costs, which have been capitalized, except for fees paid to CRA.

	Winston-Salem	Aledo	North Carolina	Redding	Total
Land	$973,000	$215,000	$793,000	$—	$1,981,000
Buildings & improvements	7,578,000	7,642,000	10,833,000	2,787,000	28,840,000
Site improvements	292,000	451,000	2,227,000	275,000	3,245,000
Furniture & fixtures	978,000	426,000	1,597,000	478,000	3,479,000
Tenant improvements	—	—	—	150,000	150,000
Real estate acquisitions	$9,821,000	$8,734,000	$15,450,000	$3,690,000	$37,695,000
Real estate acquisition costs	$136,000	$121,000	$214,000	$51,000	$522,000

Acquisitions - 2014

Colorado Properties

On September 22, 2014, we acquired two skilled nursing facilities (“SNFs”) in Lamar (“Lamar Estates”) and Monte Vista (“Monte Vista Estates”), Colorado for a total purchase price of $7.9 million, which was funded through cash on hand plus a collateralized loan, and leased the facilities under a triple net lease to an affiliate of Dakavia Management Corporation (“Dakavia”) for an initial term of 15 years, plus one five year renewal option. Each facility has a total of 60 beds.

Myrtle Point, Oregon

On October 31, 2014, we acquired a 54 bed skilled nursing facility in Myrtle Point, Oregon (“Myrtle Point”) from KEmry Properties LLC (“Seller”), an affiliate of Dakavia, for $4.2 million, which was funded through cash on hand plus a collateralized loan. Myrtle Point is leased back to an affiliate of Dakavia, the current operator of the property, under a 15 year triple net lease. The lease also includes an earn-out which would entitle the Seller to an earn-out payment of up to $450,000 based on certain factors, if occurring within the first 24 months of the lease term.

Oregon Properties (Gateway and Applewood)

On December 31, 2014, we acquired a facility in Portland, Oregon (“Gateway”) with 59 skilled nursing beds and 32 independent living units and a facility in Salem, Oregon (“Applewood”) with 69 independent living units for $14.2 million including cash on hand plus the proceeds of a collateralized loan. The properties are leased to affiliates of Sapphire Health Services, LLC under a 15 year triple net lease, plus two five year renewal options.

The following sets forth the allocation of the purchase price of the properties acquired in 2014 as well as the associated acquisitions costs, all of which have been capitalized.

	Lamar	Monte Vista	Myrtle Point	Gateway	Applewood	Total
Land	$159,000	$111,000	$360,000	$770,000	$530,000	$1,930,000
Buildings & improvements	4,087,000	2,961,000	3,400,000	9,600,000	2,100,000	22,148,000
Site improvements	59,000	144,000	40,000	200,000	90,000	533,000
Furniture & fixtures	195,000	184,000	350,000	680,000	180,000	1,589,000
Real estate acquisitions	$4,500,000	$3,400,000	$4,150,000	$11,250,000	$2,900,000	$26,200,000
Real estate acquisition costs	$76,000	$69,000	$53,000	$65,000	$49,000	$312,000

4. Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily notes receivable and the note receivable from related party. Refer to Notes 5 and 6 with regard to credit risk evaluation of notes receivable and the note receivable from related party, respectively. Our cash is generally invested in investment-grade short-term instruments.

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

As of December 31, 2014, excluding the Sherburne Commons VIE, we owned one property in California, seven properties in Oregon, four properties in North Carolina, one property in Texas, one property in Illinois and two properties in Colorado. Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states. Additionally, as of December 31, 2014 and 2013, we leased our sixteen healthcare properties to six different tenants under long-term triple net leases, two of which comprise 46% and 32% percent of our tenant rental revenue as of December 31, 2014 and 20% and 23% as of December 31, 2013.

5. Notes Receivable

In May 2008, we agreed to loan up to $10.0 million at a rate of 10% per year to two real estate operating companies, Servant Investments, LLC (“SI”) and Servant Healthcare Investments, LLC (“SHI” and collectively with SI, “Servant”). In May 2010, the loan commitments were reduced to $8.75 million. The loans were scheduled to mature on May 19, 2013. At the time the loans were negotiated, Servant was an advisor to an affiliate of the managing member of CRA.

In December 2011, the notes receivable were restructured to provide for the settlement of the notes in the amount of $2.5 million, $1.5 million of which was received from the borrower in December 2011. The remaining $1.0 million is payable pursuant to a promissory note of SHI which provides for interest at a fixed rate of 5.00% per annum. A principal payment of $0.7 million, plus any accrued and unpaid interest, was due and paid on December 22, 2013 and the remaining balance of $0.3 million, including any accrued and unpaid interest, was due on December 22, 2014. The Servant Healthcare Investments, LLC note was paid in full on May 2, 2014.

Our policy is to recognize interest income for the reserved loan on a cash basis. For the years ended December 31, 2014 and 2013, interest income related to this note receivable was $5,000 and $50,000, respectively.

In September 2014, the Company loaned to the operator of the Fernhill facility approximately $140,000 for certain property improvements. The note provides for interest at a fixed rate of 6% and is payable in monthly installments through January 2019. As of December 31, 2014, the balance on the note was approximately $0.1 million.

6. Note Receivable from Related Party (eliminated in consolidation)

We hold a note receivable from the participating first mortgage loan made to Nantucket Acquisition LLC (“Nantucket”), a Delaware limited liability company owned and managed by Cornerstone Ventures Inc., an affiliate of CRA. We have not recorded interest income on this loan since October 2010 because of the doubtfulness of collection.

For our financial reporting purposes, Nantucket is considered a VIE as we are the primary beneficiary due to our enhanced ability to direct the activities of the VIE. Therefore, we have consolidated the operations since June 30, 2011 and, accordingly, eliminated the note receivable from related party in consolidation (see Note 7). As of October 19, 2011, the Sherburne Commons property met the requirements for reclassification to real estate held for sale. Consequently, the related assets and liabilities of the property are classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale, respectively, on our condensed consolidated balance sheets. Operating results for the property have been reclassified to discontinued operations on our consolidated statements of operations for all periods presented.

The following table reconciles note receivable from related party from January 1, 2013 to December 31, 2014:

	2014	2013
Balance at January 1	$—	$—
Additions:
Additions to note receivable from related parties	135,000	292,000
Deductions:
Elimination of balance in consolidation of VIE	(135,000)	(292,000)
Balance at December 31,	$—	$—

7. Consolidation of Nantucket Variable Interest Entity

In compliance with ASC 810, Consolidation, we continuously analyze and reconsider our initial determination of VIE status to determine whether we are the primary beneficiary. As a result of our issuing a notice of default with respect to the note, we determined that we were the primary beneficiary of the VIE. Therefore, we consolidated the operations of the VIE beginning June 30, 2011. Assets of the VIE may only be used to settle obligations of the VIE and creditors of the VIE have no recourse to the general credit of the Company.

As of December 31, 2014 and 2013, we had a variable interest in a VIE in the form of a note receivable from Nantucket Acquisition in the amount of $9.6 million and $9.4 million, respectively, which has been eliminated in consolidation (see Note 6). As of October 19, 2011, the Sherburne Commons property was reclassified to real estate held for sale.

As of December 31, 2014 and 2013, adjusted cost, net of accumulated depreciation and amortization related to real estate and related intangible lease assets and liabilities of the VIE held for sale were as follows:

	Buildings and Improvements	Acquired Above Market Leases	In-Place Lease Value	Acquired Below-Market Leases
Net investments in real estate and related intangible lease assets (liabilities) of VIE held for sale	$688,000	$3,172,000	$45,000	$(145,000)

On October 6, 2014, we foreclosed on the Sherburne Commons property, however we did not take possession of the property. In January 2015, we sold the property (see Note 14 Subsequent Events).

8. Equity

Common Stock

Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2014 and 2013, we had cumulatively issued approximately 20.9 million shares of common stock for a total of $167.1 million of gross proceeds, exclusive of shares issued under our distribution reinvestment plan. We are not currently offering our shares of common stock for sale.

Distributions

Our distribution reinvestment plan was suspended indefinitely effective December 31, 2010. At this time, we cannot provide any assurance as to if or when we will resume distributions or our distribution reinvestment plan. We did not pay any distributions to stockholders for the years ended December 31, 2014 and 2013.

Employee and Director Incentive Stock Plan

We adopted an Employee and Director Incentive Stock Plan (the “Plan”) which grants awards of stock to directors, full-time employees, and other eligible participants that provide services to us. We do not intend to grant awards under the Plan to persons who are not directors. Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and distribution equivalent rights. The term of the Plan is ten years and the total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time. The Plan terminated in December 2014.

ASC 718, Compensation – Stock Compensation requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. All outstanding stock options became immediately exercisable in full on the grant date, will expire ten years after their grant date, and had no intrinsic value as of December 31, 2014. No stock options were granted, exercised or canceled during the years ended December 31, 2014 and 2013. No stock compensation expense was recorded during the years ended December 31, 2014 and 2013.

We record compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. Assumptions required by the model include the risk-free interest rate, the expected life of the options, and the expected stock price volatility over the expected life of the options, and the expected distribution yield. Compensation expense for employee stock options is recognized ratably over the vesting term. The expected life of the options was based on evaluations of expected future exercise behavior. The risk-free interest rate was based on the U.S. Treasury yield curve at the date of grant with maturity dates approximating the expected term of the options at the date of grant. Volatility was based on historical volatility of the stock prices for a sample of publicly traded companies with risk profiles similar to ours. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected stock price volatility and the expected life of an option. Therefore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an independent, non-employee director.

Our equity compensation plan information as of December 31, 2014 and 2013 is as follows:

	Stock Option Plan
	Options	Option Price Per Share	Weighted Average Exercise Price
Options outstanding at January 1, 2013	40,000	$8.00	$8.00
Granted	—
Exercised	—
Cancelled/forfeited	—
Options outstanding at December 31, 2013	40,000	$8.00	$8.00
Granted	—
Exercised	—
Cancelled/forfeited	—
Options outstanding at December 31, 2014	40,000	$8.00	$8.00

Options exercisable at December 31, 2014	40,000	$8.00	$8.00

As of December 31, 2014, the weighted average remaining contractual term is 2.2 years. All compensation expense related to the options outstanding has been previously recognized.

9. Related Party Transactions with CRA

Prior to the Company terminating the Advisory Agreement with CRA effective April 1, 2014, the Company had no employees. CRA was primarily responsible for managing our business affairs and carrying out the directives of our board of directors. The Advisory Agreement entitled CRA to specified fees upon the provision of certain services with regard to the investment of funds in real estate projects, among other services, as well as reimbursement of certain costs and expenses incurred by CRA in providing services to us.  Specific fees described in the Advisory Agreement which would have been owed to CRA are described below. We do not believe that we owe CRA any amounts due under the terminated Advisory Agreement.

Related party transactions relate to fees paid and costs reimbursed to CRA for services rendered to us through March 31, 2014 are as noted below. Payables to related parties consisted of asset management fees and expense reimbursements payable to CRA. As of December 31, 2014 and 2013, the balance of this payable to related party was $0 and $0.2 million, respectively. All receivables due from CRA, as noted below, are fully reserved.

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

On June 10, 2012, our follow-on offering terminated. Our Advisory Agreement provided for reimbursement by CRA for organizational and offering costs in excess of 3.5% of the gross proceeds from our primary offering and follow-on offering. Under the Advisory Agreement, within 60 days after the end of the month in which our follow-on offering terminates, CRA is obligated to reimburse us to the extent that the organization and offering expenses related to our follow-on offering borne by us exceeds 3.5% of the gross proceeds of the follow-on offering. As of June 10, 2012, we had reimbursed CRA a total of $1.1 million in organizational and offering costs related to our follow-on offering, of which $1.0 million was in excess of the contractual limit. Consequently, in the second quarter of 2012, we recorded a receivable from CRA for $1.0 million reflecting the excess reimbursement. However, based on our evaluation of various factors related to collectability of this receivable, we reserved the full amount of the receivable as of June 30, 2012. During 2013, we collected and recognized approximately an additional $0.3 million.  As of December 31, 2014 and 2013, the gross balance of this receivable was $0.7 million and $0.7 million, respectively. CRA has repaid varying amounts against this receivable quarterly during 2013, but no repayment has occurred in 2014. The balance of this receivable has been fully reserved for as of December 31, 2014 and 2013.

Acquisition Fees and Expenses – The Advisory Agreement allows for the acquisition fee payable to CRA not to exceed 2.0% of the purchase price of an acquired property. For the years ended December 31, 2014 and 2013, CRA earned $0 and $0.5 million of acquisition fees. These fees are included in real estate acquisition costs on our consolidated statements of operations.

Management Fees and Expenses - The Advisory Agreement provided that, beginning on October 1, 2011, the asset management fee payable by us to CRA shall be reduced to a monthly rate of one-twelfth of 0.75% of our Average Invested Assets, as defined in the Advisory Agreement. For the years ended December 31, 2014 and 2013, CRA earned $0.2 million and $0.8 million, respectively, of asset management fees which were expensed and included in asset management fees and expenses in our consolidated statements of operations.

In addition, the Advisory Agreement provided for our reimbursement of CRA for the direct and indirect costs and expenses incurred by CRA in providing asset management services to us, including personnel and related employment costs. For the years ended December 31, 2014 and 2013, CRA was reimbursed $31,000 and $0.3 million, respectively, of such direct and indirect costs and expenses. These costs are included in asset management fees and expenses in our consolidated statements of operations.

In 2013 and 2014, we overpaid CRA approximately $32,000 for asset management fees. We have recorded this amount as receivable from related party on our December 31, 2014 consolidated balance sheet and reserved for the entire amount due to the uncertainty of collectability.

Operating Expenses - The Advisory Agreement provided for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us. For the years ended December 31, 2014 and 2013, $0.2 million and $1.3 million of operating expenses incurred on our behalf were reimbursed to CRA, respectively. These costs are included in general and administrative expenses in our consolidated statements of operations. The Company paid $189,000 in excess operating expense reimbursements to CRA in prior periods. Accordingly, we have recorded this receivable due from CRA and reserved for the entire amount due to the uncertainty of collectability.

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

Property Management and Leasing Fees and Expenses. The Advisory Agreement provided that if we retained CRA or an affiliate to manage and lease some of our properties, we would pay a market-based property management fee or property leasing fee, which may include reimbursement of CRA’s or affiliate’s personnel costs and other costs of managing the properties. For the years ended December 31, 2014 and 2013, CRA earned approximately $42,000 and $163,000 respectively, of property management fees. On July 31, 2012, we executed a Property Management and Leasing Agreement with CRA pursuant to which it will perform property management and leasing services with respect to our healthcare properties. This agreement stipulated that when CRA identifies tenants and negotiates a lease on our behalf for the healthcare properties, we will pay to CRA a market based leasing fee. For the years ended December 31, 2014 and 2013, CRA earned approximately $0 and $1.2 million of leasing fees, respectively. These costs are included in property operating expenses in our consolidated statements of operations.

Disposition Fee - The Advisory Agreement provided that if CRA or its affiliates provide a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay CRA or such affiliate a disposition fee up to 1% of the sales price of such property or properties upon closing. This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. We paid the disposition fees for a property at the time the property was sold. For the years ended December 31, 2014 and 2013 CRA earned $0 and $0.6 million, respectively, of such disposition fees.   These fees are included in discontinued operations on our consolidated statements of operations.

Subordinated Participation Provisions - CRA was entitled to receive a subordinated participation upon the sale of our properties, listing of our common stock or termination of CRA, contingent upon meeting/exceeding certain performance thresholds. There will not be any of these fees earned in the future based upon the Advisory Agreement termination. For the years ended December 31, 2014 and 2013, we did not incur any subordinated participation fees.

10. Loans Payable

For the years ended December 31, 2014 and 2013, loans payable consisted of the following:

	2014	2013
Loans payable to GE Capital in monthly installments of approximately $123,000, including interest at LIBOR (floor of .50%) plus 4.5% (5.0% at December 31, 2014 and 2013, respectively), due in September 2017 through July 2018, collateralized by Friendship Haven, Brookstone of Aledo, Redding, Gateway and Applewood.	$25,617,000	$34,144,000

Loans payable to The PrivateBank in monthly installments of approximately $96,000, including interest at LIBOR (floor of up to 1.0%) plus 4% (4.50% to 5.0% and 5.0% at December 31, 2014 and 2013, respectively), due in January 2016 through September 2017, collateralized by Danby House, Myrtle Point, Lamar Estates and Monte Vista Estates	16,350,000	18,675,000

Loans payable to Lancaster Pollard (insured by HUD) in monthly installments of approximately $193,000, including interest ranging from a fixed rate of 3.75% to 3.78%, due in September 2039 through December 2049, collateralized by Sheridan, Fernhill, Tigard, Medford, Shelby, Hamlet and Carteret	36,785,000	-
	78,752,000	52,819,000
Less debt discount	(780,000)	-
Total loans payable	$77,972,000	$52,819,000

We have total debt obligations of approximately $78.8 million that will mature between 2016 and 2049. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of December 31, 2014, we were in compliance with all of our debt covenants.

The principal payments due on the loans payable (excluding debt discount) for each of the five following years ending December 31 are as follows:

Year	Principal Amount
2015	$1,317,000
2016	8,276,000
2017	29,053,000
2018	6,305,000
2019 and thereafter	33,801,000
$78,752,000

In connection with our loans payable, we incurred debt discounts and financing costs. The unamortized balance of the deferred financing costs totals $1.5 million and $1.0 million, as of December 31, 2014 and 2013, respectively. The capitalized financing costs and debt discounts are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the years ended December 31, 2014 and 2013, $414,000 and $169,000, respectively, of deferred financing costs and debt discount were amortized and included in interest expense in our consolidated statements of operations. In connection with the Lancaster Pollard refinancing of the GE Capital and The PrivateBank loans (see below under Lancaster Pollard), $228,000 of unamortized financing costs were fully amortized during the year ended December 31, 2014.

General Electric Capital Corporation

Healthcare Properties (“GE Healthcare Loan”)

On September 13, 2012, we entered into a loan agreement with General Electric Capital Corporation (“GE”) for a loan in the aggregate amount of approximately $16.5 million collateralized by security interests in the Farmington Square and Friendship Haven facilities (“GE Healthcare Loan”). Additionally, we used part of the loan proceeds to repay the entire principal balance of the original loan of $5.8 million for the Fernhill and Sheridan facilities. Consequently, the GE Healthcare Loan was also collateralized, in part, by the Fernhill and Sheridan properties. On December 21, 2012, we amended the GE Healthcare Loan for an additional loan in the amount of $6.15 million collateralized by the Pacific property. The loan bears interest at LIBOR (London Interbank Offer Rate), with a floor of 50 basis points, plus a spread of 4.50%, and matures on September 12, 2017, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan agreement will become due. The GE Healthcare Loan was interest-only for the first twelve months (known as the “lockout period”) and amortizes over a 25 year period thereafter. The loan may be voluntarily prepaid during the lockout period provided the borrower pays a penalty equal to the sum of the LIBOR Breakage Amount, as defined in the GE Healthcare Loan Agreement, and two percent of the outstanding balance of the loan. The GE Healthcare Loan may be prepaid with no penalty after the expiration of the lockout period, which has expired.

In September 2014, we refinanced Farmington Square, Fernhill, Sheridan, and Pacific properties with Housing and Urban Development (“HUD”) insured loans from the Lancaster Pollard Mortgage Company, LLC (“Lancaster Pollard”). (See below for further information – HUD 1 Loan). We used $21.6 million of the proceeds from these new HUD insured loans to pay down the principal of the GE Healthcare Loan for these same properties. Subsequent to these new HUD insured loans, the GE Healthcare Loan collateral consisted of Friendship Haven and the Aledo facility, which was cross collateralized with the GE Healthcare Loan when the principal balance was paid down. The GE Healthcare Loan, which bears interest for the first 12 months at 90-day LIBOR plus 4.5%, with a LIBOR floor of 0.5%, matures on September 11, 2017, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the GE Healthcare Loan will become due. The GE Healthcare Loan is interest only for the first 12 months of the loan, and then the principal amortized over 25 years using a 6.00% fixed interest rate thereafter.

As of December 31, 2014 and 2013, we had net borrowings of $6.4 million and $28.3 million under the GE Healthcare Loan agreement, respectively. During the years ended December 31, 2014 and 2013, we incurred approximately $1.2 million and $1.4 million, respectively, of interest expense related to this GE Healthcare Loan agreement.

Aledo Property (“Aledo Loan”)

On July 2, 2013, we entered into a loan agreement with GE for a loan (the “Aledo Loan”) in the aggregate principal amount of $5.9 million collateralized by a first lien security interest in the Brookstone of Aledo facility (“Aledo”). The Aledo Loan, which bears interest for the first 12 months at 90-day LIBOR plus 4.50%, with a LIBOR floor of 0.50%, matures on July 1, 2018, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the Aledo Loan will become due. The Aledo Loan is interest only for the first 12 months of the loan, and then the principal amortizes over a 25 year period using a 6.00% fixed interest rate thereafter. The Aledo Loan may not be prepaid for the first 12 months of the loan. After the 12 months lockout period, the loan may be prepaid without penalty. If certain conditions are met, primarily adding an additional asset to the loan to be cross collateralized with the Aledo property, we may borrow an additional $0.9 million on the Aledo Loan.

The Aledo Loan is collateralized by the Aledo facility and Friendship Haven, which was cross collateralized with the Aledo Loan in September 2014 in conjunction with HUD 1 (see below). As of December 31, 2014 and 2013, we had net borrowings of $5.8 million and $5.9 million, respectively, under the loan agreement. During the years ended December 31, 2014 and 2013, we incurred approximately $0.3 million and $0.1 million of interest expense related to the Aledo Loan, respectively.

Gateway and Applewood (“Oregon Properties”)

On December 31, 2014, we entered into a loan agreement with GE for a collateralized loan in the aggregate principal amount of $13.4 million collateralized by security interests in the Oregon Properties and the Sundial Assisted Living facility in Redding, California. Principal amounts of the collateralized loan are allocated as follows: $8.4 million to Gateway, $2.8 million to Redding, and $2.2 million to Applewood. The loan proceeds from Redding, which was previously an unencumbered asset, were used to fund the purchase of the Oregon Properties. The collateralized loan, which bears interest at the Three Month LIBOR, with a floor of 50 basis points, plus a spread of 4.00%, has a 25 year amortization schedule and matures on December 30, 2017. The loan may be prepaid with no penalty after 12 months.

The PrivateBank and Trust Company

Winston-Salem Property (“Danby Loan”)

On January 31, 2013, we entered into a loan agreement for $7.3 million which is collateralized by the Danby House facility, bears interest at one-month LIBOR plus 4.00% with a LIBOR floor of 1.00%. The Danby Loan matures on January 30, 2016, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the Danby Loan will become due. The Danby Loan is amortized over 25 years with principal amounts being paid into a sinking fund. As of December 31, 2014 and 2013, we had net borrowings of $7.3 million under the loan.  We are currently in the process of refinancing this debt with HUD insured loans.

North Carolina Portfolio (“North Carolina Loan”)

On October 4, 2013, we entered into a loan agreement for $11.4 million which was collateralized by the Carteret House, Hamlet House, and Shelby House properties (the “North Carolina Loan”).  The North Carolina Loan bears interest at one-month LIBOR plus 4.25% with a LIBOR floor of 1.00%. The North Carolina Loan would have matured on October 3, 2016, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the North Carolina Loan would become due. The North Carolina Loan was amortized over 25 years with principal amounts being paid into a sinking fund. In November 2014, we refinanced the North Carolina Loan with HUD insured debt. (See below for further information – HUD 2).

Colorado Properties (“Colorado Loan”)

In conjunction with the acquisition of the Lamar Estates and Monte Vista Estates properties on September 22, 2014, we entered into a loan agreement with The PrivateBank and Trust Company for a loan in the aggregate principal amount of $6.0 million collateralized by a first lien security interest in the Lamar and Monte Vista properties. The Colorado Loan bears interest at one-month LIBOR plus 4.50% with a LIBOR floor of ..25%. The Colorado Loan matures on September 21, 2017, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the Colorado Loan will become due. The Colorado Loan is amortized over 25 years with principal amounts being paid into a sinking fund. As of December 31, 2014, we had net borrowings of $6.0 million under the loan agreement.

Myrtle Point (“Myrtle Point Loan”)

In conjunction with the acquisition of the Myrtle Point property, we entered into a loan agreement collateralized by the property and cross-collateralized with two of our other properties, Lamar Estates and Monte Vista Estates. On October 31, 2014, we amended an existing loan agreement with The PrivateBank and Trust Company to increase the principal amount of the loan by $3.1 million collateralized by an interest in three properties. This loan, which bears interest at the One Month LIBOR (London Interbank Rate), with a floor of 25 basis points, plus a spread of 4.50%, has a 25 year amortization schedule and matures on October 30, 2017. This loan may be prepaid with no penalty if Myrtle Point is refinanced through a HUD insured loan. As of December 31, 2014, we had net borrowings of $3.1 million under the loan agreement.

During the years ended December 31, 2014 and 2013, we incurred approximately $1.0 million and $0.5 million of interest expense, respectively, related to The PrivateBank loans.

Lancaster Pollard Mortgage Company, LLC

HUD 1 Loans

In September 2014, we refinanced separately the Farmington Square, Fernhill, Sheridan, and Pacific properties with loans (“HUD 1”) from Lancaster Pollard. HUD 1 is insured by HUD and collateralized by each of the respective properties. The loans bear interest at a fixed rate of 3.78%, plus 0.65% for mortgage insurance premiums, for the life of the loans. The Fernhill, Sheridan, and Pacific loans mature on September 30, 2039 and amortize over 25 years. The Farmington Square loan matures on September 30, 2049 and amortizes over 35 years. As of December 31, 2014, we had net borrowings of $24.2 million under the HUD 1 loan agreements.

HUD requires that our lender hold certain reserves for property tax, insurance, and capital expenditures. These reserves are included in restricted cash on the Company’s Consolidated Balance Sheets.

HUD 2 Loans

In November 2014, we refinanced separately the Carteret House, Hamlet House, and Shelby House properties with loans (“HUD 2”) from Lancaster Pollard. HUD 2 is insured by HUD and collateralized by each of the respective properties. The loans bear interest at a fixed rate of 3.75%, plus 0.65% for mortgage insurance premiums, for the life of the loan. The loans mature on December 1, 2049 and amortize over 35 years. As of December 31, 2014, we had net borrowings of $12.6 million under the HUD 2 loan agreements.

HUD requires that our lender hold certain reserves for property tax, insurance, and capital expenditures. These reserves are included in restricted cash on the Company’s Consolidated Balance Sheets.

During the year ended December 31, 2014, we incurred approximately $0.3 million of interest expense related to HUD loans.

2013 Terminated Loans Payable

Wells Fargo Bank, National Association

In the first quarter of 2013, we sold the Carter property for cash proceeds of $1.7 million and used $0.6 million to pay down the loan with Wells Fargo Bank, National Association (“Wells Fargo”). In the third quarter of 2013, we sold two of the four Shoemaker Industrial buildings, Goldenrod Commerce Center, Hanging Moss Commerce Center, Monroe South Commerce Center and Monroe North Commerce Center for $24.0 million in cash and used $5.6 million of the proceeds to pay off the Wells Fargo loan in its entirety. During the year ended December 31, 2013, we incurred $0.1 million of interest expense related to this loan.

Transamerica Life Insurance Company

The Transamerica Life Insurance Company (“Transamerica”) loan agreement was collateralized by the Monroe North Commerce Center Property. On September 6, 2013, we sold this property, along with three other industrial properties, and used $6.7 million of the net proceeds to pay-off the Transamerica loan of $6.3 million and paid a prepayment penalty fee of $0.4 million. During the year ended December 31, 2013, we incurred $0.3 million of interest expense related to this loan.

General Electric Capital Corporation – Western Property

On September 7, 2012, we entered into a loan agreement (the “Western Loan”) with General Electric Capital Corporation for a loan in the aggregate amount of approximately $8.9 million, collateralized by the 20100 Western Avenue property and on January 23, 2013, we sold the 20100 Western Avenue property for cash proceeds of $17.6 million and paid off the entire balance of the Western Loan. The Western Loan, which bore interest at LIBOR plus 4.30%, with a LIBOR floor of 0.25%, was due to mature on September 30, 2014. During the year ended December 31, 2013, we incurred $0.1 million of interest expense related to this loan.

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

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On April 17, 2014, Judge Nakamura denied in its entirety plaintiffs’ ex parte application for a temporary restraining order to show cause why a preliminary injunction against the defendants should not issue.  On May 19, 2014, the Company filed a counter claim against plaintiffs and certain individuals affiliated with CRA and affiliated entities. The Company continues to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself. Plaintiffs and defendants are conducting discovery.

On April 4, 2014, we entered into a lease agreement effective May 1, 2014 for corporate office space located in Lake Forest, California. The term of the lease is for three years. Base rent is $71,270 for the first year of the lease, $76,186 for the second year of the lease, and $81,100 for the third year of the lease.

In connection with our becoming the licensed operator of Friendship Haven through a wholly-owned taxable REIT subsidiary, we have entered into a two year management agreement with an affiliate of Stonegate. The management agreement calls for us to pay to Stonegate a termination fee if we terminate the agreement within the first twelve months of the term (March 26, 2014 to March 26, 2015). The termination fee is equal to three times the highest monthly management fee paid to Stonegate prior to the termination. As of December 31, 2014, the termination fee would be approximately $110,000.

The Company has entered into indemnification agreements with certain officers of the Company against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by him or her in connection with any proceeding.

Purchase Option

As of December 31, 2014, we own one property with a book value of approximately $7.8 million that is subject to a purchase option that became exercisable on September 14, 2014. The option provides the option holder with the right to purchase the property at increasing exercise price intervals based on elapsed time, starting at $10.8 million. The option expires August 13, 2022. As of December 31, 2014, the option holder has not provided notice or exercised their option.

Purchase Agreement

In November 2013, a limited liability company in which we hold a minority interest entered into a build-to-suit purchase agreement whereby the entity agreed to purchase a 70 unit assisted living facility in Athens, Georgia for approximately $12.4 million upon substantial completion of the facility. In the event the entity does not purchase the building as provided for in the purchase agreement, the entity would be required to lease the facility from the seller for a ten year term at an annual rent amount equal to 8% of the cost of the facility. Summit Healthcare REIT is obligated to guarantee the payments associated with that lease. In the event that the lease is executed, the lease payment will equal approximately $1.0 million per year.

12. Discontinued Operations

Divestitures

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

Real Estate Held for Sale and Disposed

The Sherburne Commons property, a VIE that we began consolidating on June 30, 2011 (see Note 7), has been actively marketed since 2011. As of December 31, 2014 and 2013, the property has been classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale and the results of operations for the variable interest entity held for sale have been presented in discontinued operations on the accompanying consolidated statements of operations for all periods presented. In January 2015, this property was sold (see Note 14 Subsequent Events).

On January 30, 2013, we sold our Carter Commerce Center property to Carter Commerce Center, LLC, for a sale price of $1.7 million and used $0.6 million of the proceeds to pay down the Wells Fargo loan collateralized by the property. On January 23, 2013, we sold Western Avenue to MMB Management, LLC, an unrelated third party, for a sale price of $17.6 million and used $8.9 million of the proceeds to pay off the GE loan related to the property. On June 27, 2013, we sold one of the two Marathon Center property buildings to Marathon Acquisitions, LLC, an unrelated third party, for $0.9 million in cash. On June 28, 2013, we sold the second of the two Marathon Center property buildings to Sulmor LLC, an unrelated third party, for $1.2 million in cash. On July 26, 2013, we sold our Santa Fe property to an unrelated third party for $1.7 million in cash. On August 5, 2013, we sold one of the four Shoemaker Industrial Buildings to an unrelated third party, for $0.6 million in cash. We used $0.4 million of the proceeds to pay down the Wells Fargo loan collateralized by the property. On August 14, 2013, we sold the second of the four Shoemaker Industrial Buildings to an unrelated third party, for $0.5 million in cash and used $0.4 million of the proceeds to pay down the Wells Fargo loan collateralized by the property. On September 6, 2013, we sold the Goldenrod Commerce Center, Hanging Moss Commerce Center, Monroe South Commerce Center and Monroe North Commerce Center properties to an unrelated third party for $24.0 million in cash. We used $11.5 million of the sales proceeds to pay off the Wells Fargo Bank and Transamerica Life Insurance Company loans collateralized by the properties (see Note 10) and paid a prepayment penalty of $0.4 million related to the Transamerica loan. On October 28, 2013, we sold the third of four Shoemaker Industrial buildings to an unrelated third party, for $0.6 million in cash. On November 26, 2013, we sold the last Shoemaker Industrial building to an unrelated third party, for $0.5 million in cash.

No real estate investments were disposed in 2014.

The following is a summary of the components of (loss) income from discontinued operations for the years ended December 31, 2014 and 2013:

	2014	2013
Rental revenues, tenant reimbursements and other income	$2,514,000	$4,373,000
Operating expenses, real estate taxes, and interest expense	(2,740,000)	(4,957,000)
Depreciation and amortization	-	(506,000)
Impairment of real estate	-	(3,368,000)
Gain on sales of real estate, net	-	5,967,000
(Loss) income from discontinued operations	$(226,000)	$1,509,000

For the years ended December 31, 2014 and 2013, we recorded impairment charges of $0 million and $3.4 million, respectively, related to real estate held for sale and these impairment charges are classified in discontinued operations in our consolidated statements of operations.

The following table presents balance sheet information for the properties classified as held for sale as of December 31:

	2014	2013
Assets of variable interest entity held for sale:
Cash and cash equivalents	$36,000	$124,000
Investments in real estate, net	3,905,000	3,905,000
Accounts receivable, inventory and other assets	198,000	270,000
Total assets	$4,139,000	$4,299,000

Liabilities of variable interest entity held for sale:
Note payable	$1,332,000	$1,332,000
Loan payable	117,000	219,000
Accounts payable and accrued liabilities	466,000	600,000
Intangible lease liabilities, net	145,000	145,000
Interest payable	640,000	473,000
Liabilities of variable interest entity held for sale	$2,700,000	$2,769,000

13. Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2014, we operate in one reportable segment: healthcare. This segment consists of senior-housing facilities leased to healthcare operating companies under long-term triple net leases, which require the tenants to pay all property-related expenses.

During 2013, with the acquisitions of healthcare real estate in mid-2012 and 2013, we began to operate in two reportable segments: industrial and healthcare. As part of our transition strategy, we sold the remaining industrial properties in 2013. Therefore, for the year ended December 31, 2013, all the industrial properties have been sold and reclassified as held for sale (see Note 12) and the results of its operations are all reported in discontinued operations.

14. Subsequent Events

Sale of VIE

On January 7, 2015, through our operating partnership, we sold Sherburne Commons, a 60 unit senior housing facility in Nantucket, Massachusetts, to The Residences at Sherburne Commons, Inc. (“Sherburne Buyer”), an unaffiliated Massachusetts non-profit corporation, in exchange for $5.0 million, as evidenced by a purchase money note from Sherburne Buyer to us as the lender. We were previously the holder of a leasehold mortgage from Nantucket Acquisition, LLC and successfully foreclosed on the mortgage on October 6, 2014. See Notes 6 and 7. In conjunction with the sale of the property, we assigned our foreclosure bid to the Buyer.

The purchase money note is secured by the Sherburne Commons property, bears an annual interest rate of 3.5% and matures on December 31, 2017. At Sherburne Buyer’s election, interest may accrue and not be payable through December 31, 2015 with all accrued but unpaid interest being payable in full on January 1, 2016. Outstanding and unpaid principal and interest due shall be paid from the net proceeds payable to Sherburne Buyer from the sale of the residential cottages in Sherburne Commons. We may also participate in additional interest of up to $1 million from 50% of the net proceeds of cottage sales through December 31, 2018.

Acquisition of Front Royal, Virginia property

On January 23, 2015, through a wholly-owned subsidiary, we acquired an 84 bed assisted living facility in Front Royal, Virginia (“Loving Arms”) from two unaffiliated third parties for an aggregate of $14.3 million, which was funded through cash on hand plus the proceeds from the loan described below. Loving Arms is leased to an affiliate of Meridian Senior Living, LLC under a 15 year triple net lease.

We acquired our interest in Loving Arms subject to a first priority mortgage loan collateralized by the Loving Arms property and cross-collateralized with three of our other properties, Lamar Estates, Monte Vista Estates, and Myrtle Point. On January 23, 2015, we amended an existing loan agreement with The PrivateBank and Trust Company to increase the principal amount available under that existing loan by $11.4 million for a total principal availability of $20.5 million collateralized by a first priority security interest in four properties. All availability under this loan is outstanding. The loan, which bears interest at the One Month LIBOR (London Interbank Rate), with a floor of 25 basis points, plus a spread of 4.50%, has a 25 year amortization schedule and matures on September 21, 2017. The loan may be prepaid with no penalty if the four properties are refinanced through HUD.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

Date: March 20, 2015	By:	/s/ Kent Eikanas
Kent Eikanas
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2015.

Name	Title

/s/ Kent Eikanas	President
Kent Eikanas	(Principal Executive Officer)

/s/ Elizabeth A. Pagliarini	Chief Financial Officer
Elizabeth A. Pagliarini	(Principal Financial Officer)

/s/ Paul Danchik	Director
Paul Danchik

/s/ Daniel L. Johnson	Director
Daniel L. Johnson

/s/ J. Steven Roush	Director
J. Steven Roush

EXHIBIT INDEX

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)).

3.3	Articles of Amendment of Cornerstone Core Properties REIT, Inc. dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of Cornerstone Core Properties Reit, Inc. dated June 30, 2010.

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

10.1	Amended and Restated Advisory Agreement, dated September 20, 2005 (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1).

10.2	Amendment No. 1 to the Amended and Restated Advisory Agreement dated as of August 31, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

10.3	Amendment No. 2 to the Amended and Restated Advisory Agreement dated as of November 11, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

10.4	Agreement of Limited Partnership of Cornerstone Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-121238) filed on August 30, 2005).

10.5	Form of Employee and Director Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-121238) filed on May 25, 2005).

10.6	Promissory Note in the amount of $6,640,000.00 made as of December 14, 2009 by NANTUCKET ACQUISITION LLC, to and in favor of CORNERSTONE OPERATING PARTNERSHIP, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009).

10.7	Promissory Note (with Shared Appreciation) in the amount of $1,360,000.00 made as of December 14, 2009 by NANTUCKET ACQUISITION LLC, to and in favor of CORNERSTONE OPERATING PARTNERSHIP, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2009).

10.8	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made as of December 14, 2009, by NANTUCKET ACQUISITION LLC, as Borrower to CORNERSTONE OPERATING PARTNERSHIP, L.P., as Lender (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2009).

10.9	Operating Agreement for Nantucket Acquisition LLC dated as of December 14, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 17, 2009).

10.10	Indemnification Agreement dated December 29, 2011 by and between the Company and Paul Danchik (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 30, 2012).

10.11	Indemnification Agreement dated December 29, 2011 by and between the Company and Daniel Johnson (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 30, 2012).

10.12	Lease Agreement between CHP Medford 1, LLC and RSL Medford, LLC dated September 14, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.13	Loan Agreement between General Electric Capital Corporation and CHP Portland, LLC, CHP Medford 1, LLC, and CHP Friendswood SNF, LLC dated September 13, 2012 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.14	Cornerstone Healthcare Partners LLC Operating Agreement dated June 11, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.15	Assignment of Option Right Agreement effective December 24, 2012 between Pacific Gardens Estates, LLC and CHP Tigard, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2012).

10.16	Term Loan and Security Agreement between The PrivateBank and Trust Company and HP Winston-Salem, LLC dated January 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2013).

10.17	Purchase and Sale Agreement effective January 28, 2013 and assigned to HP Aledo, LLC on July 2, 2013 between Cornerstone Healthcare Real Estate Fund, Inc. and Aledo Senior Housing, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2013).

10.18	Loan Agreement by and among General Electric Capital Corporation, as administrative agent and lender, other lenders thereto, and HP Aledo, LLC, dated July 2, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2013).

10.19	Purchase and Sale Agreement dated July 30, 2013 by and between the Company and Hamlet Health Investors, LLC and Newport Health Investors, LLC (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed on March 31, 2014).

10.20	Purchase and Sale Agreement dated July 30, 2013 by and between the Company and WPC Salem, LLC (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed on March 31, 2014).

10.21	Purchase and Sale Agreement dated June 6, 2013 by and between the Company and Rio Hondo Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2013).

10.22	Term Loan and Security Agreement between The PrivateBank and Trust Company and HP Carteret, LLC, HP Hamlet, LLC, and HP Shelby, LLC dated October 4, 2013 (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed on March 31, 2014).

10.23	Office Building Lease between Olen Commercial Realty Corp. and the Company dated April 4, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2014).

10. 24	Indemnification Agreement dated July 31, 2014 by and between the Company and Kent Eikanas (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2014).

10.25	Indemnification Agreement dated July 31, 2014 by and between the Company and Dominic Petrucci and Kairos Partners, Inc. (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2014).

10.26	Indemnification Agreement dated September 2, 2014 by and between the Company and Elizabeth Pagliarini (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2014).

10.27	Indemnification Agreement dated September 2, 2014 by and between the Company and Peter Elwell (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2014).

10.28	Healthcare Facility Note (incorporated by reference to the form of such note on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2014).

10.29	Lease Agreement between CHP Portland, LLC, CHP Tigard, LLC and Sheridan Care Center LLC, and SNF Management, LLC dated September 1, 2014.

10.30	Term Loan and Security Agreement, dated September 22, 2014, by and among Summit Lamar, LLC, Summit Monte Vista, LLC and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2014 and Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 13, 2014), as amended by that First Amendment to Term Loan and Security Agreement, dated October 31, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2014).

10.31	Healthcare Facility Note (incorporated by reference to the form of such note on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2014).

10.32	Healthcare Regulatory Agreement (incorporated by reference to the form of such agreement on Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 2, 2014).

10.33	Purchase and Sale Agreement, dated September 17, 2014, by and among the Company, Cook-Knighting Realty, LLC and Cook-Knighting, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014).

10.34	Purchase and Sale Agreement, dated September 24, 2014, by and between Whitbrit, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2014), as amended by that First Amendment to Purchase and Sale Agreement, dated December 15, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2014).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Current Report on Form 8-K filed on June 23, 2014).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

