Form 10-Q
period 2015-03-31
Summit Healthcare REIT, Inc
filed 2015-05-14
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☒ No

As of May 11, 2015 we had 23,028,014 shares issued and outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Cash and cash equivalents	$1,486,000	$4,405,000
Restricted cash	4,112,000	3,759,000
Real estate properties (certain assets held in variable interest entity):
Land	8,932,000	8,432,000
Buildings and improvements, net	97,006,000	84,428,000
Furniture and fixtures, net	6,161,000	5,862,000
Real estate properties, net	112,099,000	98,722,000
Notes receivable	4,855,000	132,000
Deferred costs and deposits	142,000	356,000
Deferred financing costs, net	1,400,000	1,453,000
Tenant and other receivables, net	3,464,000	2,599,000
Deferred leasing commissions, net	1,818,000	1,859,000
Other assets, net	459,000	657,000
Assets of variable interest entity held for sale	—	4,139,000
Total assets	$129,835,000	$118,081,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$2,208,000	$1,995,000
Accrued salaries and benefits	205,000	342,000
Security deposits	2,325,000	2,029,000
Liabilities (certain liabilities held in variable interest entity):
Loans payable, net of debt discounts	89,154,000	77,972,000
Liabilities of variable interest entity held for sale	—	2,700,000
Total liabilities	93,892,000	85,038,000

Commitment, contingencies and subsequent events

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2015 and December 31, 2014
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,028,014 shares issued and outstanding at March 31, 2015 and December 31, 2014	23,000	23,000
Additional paid-in capital	117,226,000	117,226,000
Accumulated deficit	(82,846,000)	(80,873,000)
Total stockholders’ equity	34,403,000	36,376,000
Noncontrolling interest	1,540,000	(3,333,000)
Total equity	35,943,000	33,043,000
Total liabilities and stockholders’ equity	$129,835,000	$118,081,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental revenues	$2,671,000	$1,736,000
Resident services and fee income	2,243,000	—
Tenant reimbursements and other income	312,000	202,000
Interest income from notes receivable	2,000	4,000
	5,228,000	1,942,000
Expenses:
Property operating costs	575,000	348,000
Resident services costs	1,737,000	—
General and administrative	944,000	670,000
Asset management fees and expenses	—	205,000
Real estate acquisition costs	—	4,000
Depreciation and amortization	1,245,000	1,238,000
Reserve for excess advisor obligation	—	189,000
	4,501,000	2,654,000
Operating income (loss)	727,000	(712,000)

Other income and (expense):
Other income	2,000	13,000
Interest expense	(1,083,000)	(720,000)
Loss from continuing operations	(354,000)	(1,419,000)

Discontinued operations:
Loss from discontinued operations	(1,582,000)	(165,000)
Loss from discontinued operations	(1,582,000)	(165,000)

Net loss	(1,936,000)	(1,584,000)
Noncontrolling interests’ share in losses	(37,000)	345,000
Net loss applicable to common stockholders	$(1,973,000)	$(1,239,000)
Basic and diluted loss per common share
Continuing operations applicable to common stockholders	$(0.02)	$(0.06)
Discontinued operations	$(0.07)	$0.01
Net loss applicable to common stockholders	$(0.09)	$(0.05)

Weighted average shares used to calculate basic and diluted net loss per common share	23,028,014	23,028,285

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Three Months Ended March 31, 2015

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2015	23,028,014	$23,000	$117,226,000	$(80,873,000)	$36,376,000	$(3,333,000)	$33,043,000
Dividends paid to noncontrolling interests	—	—	—	—	—	(42,000)	(42,000)
Decrease in non-controlling interests related to disposition of a VIE	—	—	—	—	—	4,878,000	4,878,000
Net loss	—	—	—	(1,973,000)	(1,973,000)	37,000	(1,936,000)
Balance — March 31, 2015	23,028,014	$23,000	$117,226,000	$(82,846,000)	$34,403,000	$1,540,000	$35,943,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,936,000)	$(1,584,000)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Amortization of deferred financing costs and debt discounts	74,000	47,000
Depreciation and amortization	1,245,000	1,238,000
Straight-line rents	(356,000)	65,000
Bad debt expense	8,000	37,000
Loss on disposition of VIE	1,582,000	—
Change in operating assets and liabilities:
Tenant and other receivables, net	(319,000)	72,000
Prepaid and other assets	195,000	134,000
Prepaid rent, security deposit and deferred revenues	99,000	(244,000)
Related party receivables	(1,000)	(123,000)
Accounts payable and accrued liabilities	214,000	222,000
Accrued salaries and benefits	(136,000)	—
Net cash and cash equivalents provided by (used in) operating activities	669,000	(136,000)

Cash flows from investing activities
Restricted cash	(353,000)	(99,000)
Deferred costs and deposits	15,000	(1,000)
Real estate acquisitions and capitalized costs	(14,300,000)	—
Real estate improvements	(70,000)	(2,000)
Payments from note receivable	9,000	—
Net cash and cash equivalents used in investing activities	(14,699,000)	(102,000)

Cash flows from financing activities:
Proceeds from issuance of loans payable	11,440,000	—
Payments of loans payable	(173,000)	(118,000)
Non-controlling interest contribution	—	257,000
Distributions paid to non-controlling interests	(42,000)	(18,000)
Deferred financing costs	(114,000)	—
Net cash and cash equivalents provided by financing activities	11,111,000	121,000
Net decrease in cash and cash equivalents	(2,919,000)	(117,000)
Cash and cash equivalents - beginning of period	4,405,000	10,662,000
Cash and cash equivalents - end of period (including cash of VIE)	1,486,000	10,545,000
Less cash and cash equivalents of VIE held for sale – end of period (see Note 10)	—	(45,000)
Cash and cash equivalents – end of period	$1,486,000	$10,500,000

NON CASH INVESTING AND FINANCING
Supplemental disclosure of cash flow information:
Cash paid for interest	$998,000	$521,000
Security deposit not received	$198,000	—
Supplemental disclosure of non-cash investing activities:
In January 2015, the Company sold its interests in Sherburne Commons for a note receivable for $5.0 million due in December 2017 (see Note 6).
In January 2015, $207,000 of deferred costs were reclassified to real estate acquisitions.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Generally we conduct substantially all of our operations through Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership, which was formed on November 30, 2004. At March 31, 2015, we own a 99.88% general partner interest in the Operating Partnership while CRA owns a 0.12% limited partnership interest. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. These financial statements include consolidation of a variable interest entity (“VIE”) that was classified as held for sale until January 7, 2015, at which time the VIE was sold (see Note 6).

In 2012, we formed Cornerstone Healthcare Partners LLC (“CHP LLC”) with Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. We own 95% of CHP LLC, with the remaining 5% owned by CHREF. As CHP LLC’s equity holders have voting rights disproportionate to their economic interests in the entity, CHP LLC is considered to be a VIE. We have a controlling financial interest in CHP LLC because we have the power to direct the activities of the VIE that most significantly impact its economic performance and we have the obligation to absorb the VIE’s losses and the right to receive benefits from the VIE. Consequently, we are deemed to be the primary beneficiary of the VIE, and therefore have consolidated the operations of the VIE.

During 2012, we acquired Sheridan Care Center, Fernhill Care Center, Farmington Square, Friendship Haven Healthcare and Rehabilitation Center (“Friendship Haven”) and Pacific Health and Rehabilitation Center (“Pacific”) healthcare properties (collectively, the “JV Properties”) through CHP LLC. In the third quarter of 2013, CHP LLC sold a portion of its interests in the JV Properties to third party investors. Proceeds from the sale of interests in these JV Properties were approximately $0.9 million as of March 31, 2014, of which we received $0.9 million and CHREF received $41,000. As such, as of March 31, 2015, we owned an 89.0% interest in the JV Properties, CHREF owned a 4.7% interest and third party investors owned 6.3%. The CHP LLC offering has been terminated.

In May 2014, we formed a taxable REIT subsidiary (“Friendswood TRS”) which became the licensed operator and tenant of Friendship Haven (see Note 4).

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 20, 2015. There have been no material changes to our policies since that filing.

The accompanying condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2014 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 20, 2015 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2014 have been omitted in this report.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, CHP LLC (of which the Company owns 95%) and Nantucket Acquisition LLC, a variable interest entity through January 7, 2015 (see Note 6). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.

Early adoption of the amendments is permitted for financial statements that have not been previously issued.

The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company has evaluated the impact of this new standard and does not expect it to have a significant effect on the consolidated financial statements, when adopted.

Reclassifications

Certain amounts in the Company’s condensed consolidated financial statements for prior year have been reclassified to conform to the current period presentation. Based on the intended use of the restricted cash, we have classified changes in restricted cash within the statements of cash flows as investing activities and the prior year presentation has been revised to conform to this classification. These reclassifications had no effect on total consolidated assets or net loss.

3. Fair Value Measurements of Financial Instruments

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, notes receivable (except as noted below), certain other assets, deferred costs and deposits, tenant and other receivables, deferred leasing commissions, security deposits and loans payable. With the exception of the Nantucket note receivable (see Note 6) and loans payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of March 31, 2015, the fair value of the Nantucket note receivable (see Note 6) was $4.9 million compared to the carrying value of $4.9 million. The fair value of the note receivable was estimated based on cash flow analysis at an assumed market rate of interest. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of March 31, 2015 and December 31, 2014, the fair value of loans payable was $91.3 million and $80.1 million compared to the carrying value of $90.0 million and $78.8 million, respectively. The fair value of loans payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of March 31, 2015, we utilized a discount rate ranging from 4.4% to 4.75% and a weighted-average of 4.63%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances (see Note 4). No impairments were recorded during the three months ended March 31, 2015.

At March 31, 2015 and December 31, 2014, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

4. Investments in Real Estate Properties

As of March 31, 2015 and December 31, 2014, adjusted cost and accumulated depreciation and amortization related to investments in real estate excluding assets of variable interest entity held for sale, were as follows:

	March 31, 2015	December 31, 2014

Land	$8,932,000	$8,432,000
Buildings and improvements	101,560,000	88,241,000
Less: accumulated depreciation	(4,554,000)	(3,813,000)
Buildings and improvements, net	97,006,000	84,428,000
Furniture and fixtures	8,891,000	8,133,000
Less: accumulated depreciation	(2,730,000)	(2,271,000)
Furniture and fixtures, net	6,161,000	5,862,000
Real estate properties, net	$112,099,000	$98,722,000

As of March 31, 2015, our portfolio consists of 17 properties which were 100% leased to the operators of the related facilities. The following table provides summary information regarding our properties:

Property (1)	Location	Date Purchased	Type	Purchase Price	Loans Payable as of March 31, 2015	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$5,145,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,514,000	63
Farmington Square	Medford, OR	September 14, 2012	AL/MC	8,500,000	6,840,000	71
Friendship Haven Healthcare and Rehabilitation Center (2)	Galveston County, TX	September 14, 2012	SNF	15,000,000	6,374,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	7,525,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,275,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	5,843,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,921,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	4,158,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,508,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65
Lamar Estates	Lamar, CO	September 22, 2014	SNF	4,500,000	3,418,000	60
Monte Vista Estates	Monte Vista, CO	September 22, 2014	SNF	3,400,000	2,582,000	60
Myrtle Point Care Center	Myrtle Point, OR	October 31, 2014	SNF	4,150,000	3,075,000	54
Gateway Care and Retirement Center	Portland, OR	December 31, 2014	SNF/IL	11,250,000	8,435,000	91
Applewood Retirement Community	Salem, OR	December 31, 2014	IL	2,900,000	2,165,000	69
Loving Arms Assisted Living	Front Royal, VA	January 23, 2015	AL	14,300,000	11,440,000	84

Total:				$117,865,000	$90,018,000	1,253

(1)	The above table excludes Sherburne Commons Residences, LLC (“Sherburne Commons”), a variable interest entity that on January 7, 2015 was sold (see Note 6).
(2)	We terminated the lease with the operator of this facility on March 16, 2014 and became the licensed operator of the facility on May 1, 2014 through a wholly-owned taxable REIT subsidiary (Friendswood TRS).

Friendswood TRS

Beginning in January 2014, the tenant/operator of Friendship Haven ceased paying rent payments due to us under the lease agreement. On March 16, 2014, we terminated the lease agreement. Effective May 1, 2014, we became the licensed operator of the facility through Friendswood TRS. Upon becoming the licensed operator of the facility, we entered into a management agreement with an affiliate of Stonegate Senior Living (“Stonegate”). We plan to operate the facility with the Stonegate affiliate or another manager until a long-term lease agreement can be secured. We are currently seeking to secure a long term triple net lease with an operator and plan to finalize an arrangement in 2015.

Leasing Commissions

Leasing commissions (paid to CRA prior to April 1, 2014) are capitalized at cost and amortized on a straight-line basis over the related lease term. As of March 31, 2015 and December 31, 2014, total costs incurred were $2.2 million and the unamortized balance of capitalized leasing commissions was $1.8 million and $1.9 million, respectively. In March 2014, the amortization of Friendship Haven’s leasing commission totaling $0.4 million was accelerated due to the lease termination on March 16, 2014. Amortization expense for the three months ended March 31, 2015 and 2014 was $40,000 and $409,000, respectively.

Acquisitions - 2015

Front Royal, Virginia

On January 23, 2015, we acquired an 84 bed assisted living facility in Front Royal, Virginia (“Loving Arms Assisted Living”) for a total purchase price of $14.3 million, which was funded through cash on hand plus a collateralized loan as described in Note 8. Loving Arms is leased to an affiliate of Meridian Senior Living, LLC under a 15 year triple net lease.

The following sets forth the allocation of the purchase price of the property acquired in 2015 as well as the associated acquisitions costs, all of which have been capitalized.  We have accounted for the acquisition as an asset purchase under generally accepted accounting principles (“GAAP”).

Total
Land	$500,000
Buildings & improvements	12,707,000
Site improvements	540,000
Furniture & fixtures	760,000
Real estate acquisition and capitalized costs	$14,507,000
Third-party acquisition costs, capitalized (included above)	$207,000

See Note 11, Subsequent Events for further information.

5. Concentration of Risk

Our cash is generally invested in investment-grade short-term instruments. As of March 31, 2015, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of March 31, 2015, we owned one property in California, seven properties in Oregon, four properties in North Carolina, one property in Texas, one property in Illinois, two properties in Colorado and one property in Virginia. Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states. Additionally, as of March 31, 2015, we leased our 17 healthcare properties to six different tenants under long-term triple net leases, three of which comprise 35%, 28% and 13% of our tenant rental revenue. As of March 31, 2014, we leased our 11 healthcare properties to five different tenants under long-term triple net leases, two of which comprise 46% and 26% of our tenant rental revenue.

6. Notes Receivable

Servant Healthcare Investments, LLC

The Servant Healthcare Investments, LLC note was paid in full on May 2, 2014. For the three months ended March 31, 2015 and 2014, interest income related to the note receivable was $0 and $4,000, respectively.

Fernhill Note

In September 2014, the Company loaned to the operator of the Fernhill facility approximately $140,000 for certain property improvements. The note provides for interest at a fixed rate of 6% and is payable in monthly installments through January 2019. As of March 31, 2015 and December 31, 2014, the balance on the note was approximately $0.1 million.

Nantucket Note - Consolidation and Sale of VIE

We held a note receivable from a participating first mortgage loan made to Nantucket Acquisition LLC (“Nantucket”), a Delaware limited liability company owned and managed by Cornerstone Ventures Inc., an affiliate of CRA, which was collateralized by Sherburne Commons. We had not recorded interest income on this note since October 2010 because of the doubtfulness of collection. In June 2011, as a result of our issuing a notice of default with respect to the note, we determined that we were the primary beneficiary of the VIE. Therefore, we consolidated the operations of the VIE beginning June 30, 2011. Assets of the VIE may only be used to settle obligations of the VIE and creditors of the VIE have no recourse to the general credit of the Company. The note receivable has been eliminated in consolidation.

As of October 19, 2011, the Sherburne Commons property was reclassified to real estate held for sale. Consequently, the related assets and liabilities of the property were classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale on our condensed consolidated balance sheets. Operating results for the property have been reclassified to discontinued operations on our condensed consolidated statements of operations for all periods presented. On October 6, 2014, we foreclosed on the Sherburne Commons property, however we did not take possession of the property.

On January 7, 2015, through our Operating Partnership, we sold Sherburne Commons to The Residences at Sherburne Commons, Inc. (“Sherburne Buyer”), an unaffiliated Massachusetts non-profit corporation, in exchange for $5.0 million, as evidenced by a purchase money note from Sherburne Buyer to us as the lender. In conjunction with the sale of the property, we assigned our foreclosure bid to the Buyer.

The $5.0 million purchase money note is secured by the Sherburne Commons property, bears an annual interest rate of 3.5% and matures on December 31, 2017. At Sherburne Buyer’s election, interest may accrue and not be payable through December 31, 2015 with all accrued but unpaid interest being payable in full on January 1, 2016. Outstanding and unpaid principal and interest due shall be paid from the net proceeds payable to Sherburne Buyer from the sale of the residential cottages in Sherburne Commons. We may also participate in additional interest of up to $1 million from 50% of the net proceeds of cottage sales through December 31, 2018.

The sale of the property is being accounted for under the installment method and as such, the $5.0 million note has been reduced by approximately $0.2 million related to a deferred gain on the sale, which will be subsequently recognized as principal payments are received on the note. Interest payments on the note will also be recorded as payments are received. Additionally, as part of the transaction, the note was reduced by approximately $0.1 million for certain related adjustments. As of March 31, 2015, we have not collected any funds related to the principal or interest on the note and the balance on the note receivable was $4.7 million.

As we are no longer the primary beneficiary of the VIE, it is no longer being consolidated as of March 31, 2015. As of December 31, 2014, the VIE was classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale and for the period ended March 31, 2014, the results of operations for the variable interest entity held for sale was presented in discontinued operations on the condensed consolidated statements of operations. As of March 31, 2015, we recorded a loss on disposition of $1.6 million for this VIE, which is included in discontinued operations on the condensed consolidated statements of operations.

7. Related Party Transactions with CRA

Related party transactions relate to fees paid and costs reimbursed to CRA for services rendered to us through March 31, 2014, prior to the termination of the Advisory Agreement on April 1, 2014.

Specific fees described in the Advisory Agreement which would have been owed to CRA are described below. We do not believe that we owe CRA any amounts due under the Advisory Agreement. The fees and expense reimbursements payable to CRA under the Advisory Agreement are described in more detail in our Annual Report filed on Form 10-K for the year ended December 31, 2014.

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

As of March 31, 2015 and December 31, 2014, the gross balance of this receivable was $0.7 million. CRA has not made any payments in 2014 or 2015. The balance of this receivable has been fully reserved for as of March 31, 2015 and December 31, 2014.

Acquisition Fees and Expenses – No acquisition fees were earned during the three months ended March 31, 2015 and 2014.

Management Fees and Expenses - For the three months ended March 31, 2015 and 2014, CRA earned $0 and $0.2 million of asset management fees, respectively. These costs are included in asset management fees and expenses in our condensed consolidated statements of operations.

In addition, the Advisory Agreement provided for our reimbursement to CRA for the direct and indirect costs and expenses incurred by CRA in providing asset management services to us, including related personnel and employment costs. For the three months ended March 31, 2015 and 2014, CRA was reimbursed $0 and $36,000, respectively, of such direct and indirect costs and expenses. These costs are included in asset management fees in our condensed consolidated statements of operations.

As of March 31, 2014, we overpaid CRA $32,000 for asset management fees. We have recorded this amount as receivable from related party in our condensed consolidated balance sheets and reserved for the entire amount due to the uncertainty of collectability.

Operating Expenses - For the three months ended March 31, 2015 and 2014, $0 and $0.2 million of operating expenses incurred on our behalf were reimbursed to CRA, respectively. These costs are included in general and administrative expenses on our condensed consolidated statements of operations. We paid $189,000 in excess operating expense reimbursements to CRA in prior periods. Accordingly, we have recorded this receivable due from CRA and reserved for the entire amount due to the uncertainty of collectability.

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

Property Management and Leasing Fees and Expenses - For the three months ended March 31, 2015 and 2014, CRA earned approximately $0 and $42,000, respectively, of property management fees. CRA did not earn any leasing fees for the three months ended March 31, 2015 and 2014. These costs are included in property operating and maintenance expenses in our condensed consolidated statements of operations.

Disposition Fee – No disposition fees were earned during the three months ended March 31, 2015 and 2014.

Subordinated Participation Provisions – No subordinated participation fees were earned during the three months ended March 31, 2015 and 2014.

8. Loans Payable

As of March 31, 2015 and December 31, 2014, loans payable consisted of the following:

	March 31, 2015	December 31, 2014
Loans payable to GE Capital Corporation in monthly installments of approximately $123,000, including interest at LIBOR (floor of .50%) plus 4.5% (5.0% at March 31, 2015 and December 31, 2014, respectively), due in September 2017 through July 2018, collateralized by Friendship Haven, Brookstone of Aledo, Redding, Gateway and Applewood.	$25,617,000	$25,617,000

Loans payable to The PrivateBank and Trust Company in monthly installments of approximately $96,000, including interest at LIBOR (floor of up to 1.0%) plus 4% (4.50% to 5.0% and 5.0% at March 31, 2015 and December 31, 2014, respectively), due in January 2016 through September 2017, collateralized by Danby House, Myrtle Point, Lamar Estates, Monte Vista Estates and Loving Arms.	27,790,000	16,350,000

Loans payable to Lancaster Pollard Mortgage Company, LLC (insured by HUD) in monthly installments of approximately $193,000, including interest ranging from a fixed rate of 3.75% to 3.78%, plus 0.65% for mortgage insurance, due in September 2039 through December 2049, collateralized by Sheridan, Fernhill, Tigard, Medford, Shelby, Hamlet and Carteret.	36,611,000	36,785,000
	90,018,000	78,752,000
Less debt discount	(864,000)	(780,000)
Total loans payable	$89,154,000	$77,972,000

We have total debt obligations of approximately $90.0 million that will mature between 2016 and 2049. See Note 4 for loans payable balance for each property.

In connection with our loans payable, we incurred debt discounts and financing costs. The unamortized balance of the deferred financing costs totals $1.4 million and $1.5 million, as of March 31, 2015 and December 31, 2014, respectively. The capitalized financing costs and debt discounts are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended March 31, 2015 and 2014, $74,000 and $47,000, respectively, of deferred financing costs and debt discounts were amortized and included in interest expense in our condensed consolidated statements of operations.

The principal payments due on the loans payable (excluding debt discount) for the period from April 1, 2015 to December 31, 2015 and for each of the four following years and thereafter ending December 31 are as follows:

Year	Principal Amount
April 1, 2015 to December 31, 2015	$1,210,000
2016	8,578,000
2017	40,131,000
2018	6,326,000
2019 and thereafter	33,773,000
$90,018,000

General Electric Capital Corporation (“GE”)

As of March 31, 2015 and December 31, 2014, we had net borrowings of $25.6 million under the GE loan agreements. See table above for further information. During the three months ended March 31, 2015 and 2014, we incurred approximately $0.3 million and $0.4 million, respectively, of interest expense related to the GE loans.

The PrivateBank and Trust Company (“PrivateBank”)

In January 2015, in conjunction with the acquisition of Loving Arms (see Note 4), we entered into a first priority mortgage loan collateralized by the Loving Arms property and cross-collateralized with three of our other properties, Lamar Estates, Monte Vista Estates and Myrtle Point. On January 23, 2015, we amended an existing loan agreement with PrivateBank to increase the principal amount available under that existing loan by $11.4 million for a total principal availability of $20.5 million collateralized by a first priority security interest in the four properties noted above. All availability under this loan is outstanding. The loan, which bears interest at the One Month LIBOR (London Interbank Rate), with a floor of 25 basis points, plus a spread of 4.50%, has a 25 year amortization schedule and matures on September 21, 2017. The loan may be prepaid with no penalty if the four properties are refinanced through HUD (see below).

As of March 31, 2015 and December 31, 2014, we had net borrowings of $27.8 million and $16.4 million under the PrivateBank loans. See table above for further information. During the three months ended March 31, 2015 and 2014, we incurred approximately $0.3 million and $0.2 million of interest expense, respectively, related to the PrivateBank loans.

Lancaster Pollard Mortgage Company, LLC

In September 2014 and November 2014, we refinanced certain properties with Housing and Urban Development (“HUD”) insured loans from the Lancaster Pollard Mortgage Company, LLC (“Lancaster Pollard”). See table above for further information.

HUD requires that our lender hold certain reserves for property tax, insurance, and capital expenditures. These reserves are included in restricted cash on the Company’s condensed consolidated balance sheets.

As of March 31, 2015 and December 31, 2014, we had net borrowings of $36.6 million and $36.8 million under the HUD loans. During the three months ended March 31, 2015, we incurred approximately $0.4 million of interest expense related to the HUD loans.

9. Commitments and Contingencies

We inspect our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our consolidated financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

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

In connection with our becoming the licensed operator of Friendship Haven through a wholly-owned taxable REIT subsidiary, we have entered into a management agreement with an affiliate of Stonegate. The management agreement calls for us to pay to Stonegate a termination fee if we terminate the agreement before May 1, 2015. The termination fee is equal to three times the highest monthly management fee paid to Stonegate prior to the termination. As of March 31, 2015, the termination fee would have been approximately $110,000 however, as the agreement with them was not terminated before May 1, 2015, no fee will be due.

Purchase Option

As of March 31, 2015, we own one property with a book value of approximately $7.8 million that is subject to a purchase option that became exercisable on September 14, 2014. The option provides the option holder with the right to purchase the property at increasing exercise price intervals based on elapsed time, starting at $10.8 million. The option expires August 13, 2022. As of March 31, 2015, the option holder has not provided notice or exercised their option.

Purchase Agreement

In November 2013, a limited liability company in which we hold a minority interest entered into a build-to-suit purchase agreement whereby the entity agreed to purchase a 70 unit assisted living facility in Athens, Georgia for approximately $12.4 million upon certificate of occupancy received for the facility. In the event the entity defaults on the purchase of the building as provided for in the purchase agreement, the entity would be required to lease the facility from the seller for a ten year term at an annual rent amount equal to 8% of the cost of the facility. The Company executed a guarantee for the payments associated with that lease. In the event that the lease is executed, the lease payment will equal approximately $1.0 million per year.

Indemnification Agreements

The Company has entered into indemnification agreements with certain officers of the Company against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by him or her in connection with any proceeding.

10. Discontinued Operations

Divestitures

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

Real Estate Held for Sale and Disposed

As of December 31, 2014, the Sherburne Commons property had been classified as real estate held for sale and the results of operations for the variable interest entity held for sale have been presented in discontinued operations in the Company’s condensed consolidated statements of operations for all periods presented. On January 7, 2015, we sold the Sherburne Commons property. See Note 6 for further information.

The following is a summary of the components of loss from discontinued operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Rental revenues, tenant reimbursements and other income	$-	$554,000
Operating expenses and real estate taxes	-	(719,000)
Loss on disposition of VIE	(1,582,000)	-
Loss from discontinued operations	$(1,582,000)	$(165,000)

The following table presents balance sheet information for the properties classified as held for sale as of March 31, 2015 and December 31, 2014. FASB ASC 360 requires that assets classified as held for sale be carried at the lesser of their carrying amount or estimated fair value, less estimated selling costs.

	March 31, 2015	December 31, 2014
Assets of variable interest entity held for sale:
Cash and cash equivalents	$—	$36,000
Investments in real estate, net	—	3,905,000
Accounts receivable, inventory and other assets	—	198,000
Total assets	$—	$4,139,000

Liabilities of variable interest entity held for sale:
Note payable	$—	$1,332,000
Loans payable	—	117,000
Accounts payable and accrued liabilities	—	466,000
Intangible lease liabilities, net	—	145,000
Interest payable	—	640,000
Liabilities of variable interest entity held for sale	$—	$2,700,000

No real estate investments were disposed of in 2014.

11. Subsequent Events

On April 29 2015, Summit Healthcare REIT, Inc., through our Operating Partnership, entered into a joint venture (“Joint Venture”) and limited liability company agreement (“LLC Agreement”) with Best Years, LLC (“Best Years”), a U.S. based affiliate of Union Life Insurance Co, Ltd. (“Union Life”).

In conjunction with the Joint Venture, the Operating Partnership contributed all of its limited liability company interest in each of six limited liability companies that collectively own Lamar Estates, Monte Vista Estates, Myrtle Point Care Center, Gateway Care and Retirement Center, Applewood Retirement Community and Loving Arms Assisted Living (collectively, the “JV 2 Properties”) to the Joint Venture entity, resulting in the Joint Venture owning each of the JV 2 Properties. Best Years, in conjunction with the Joint Venture, contributed cash in the amount of approximately $9.9 million to the Joint Venture. At the close of the Joint Venture transaction, the Operating Partnership received approximately net $9.2 million in cash from the Joint Venture, as concurrent with the transaction, the principal amount of The PrivateBank loan cross-collateralized by four of the JV 2 Properties reduced the Front Royal Loan by $715,000. Under the LLC Agreement, as a result of these contributions and cash distributions, the Operating Partnership and Best Years own a 10% and 90% equity interest in the Joint Venture, respectively.

Under the LLC Agreement, net operating cash flow of the Joint Venture will be distributed quarterly first to the Operating Partnership and Best Years pari passu up to a 10% annual return, and thereafter to Best Years 75% and the Operating Partnership 25%. All capital proceeds (from the sale of the JV 2 Properties, refinancing, or other capital event) will be paid first to the Operating Partnership and Best Years pari passu until each has received an amount equal to its accrued but unpaid 10% return plus its total contribution, and thereafter to Best Years 75% and the Operating Partnership 25%.

As part of the Joint Venture, we formed Summit Healthcare Asset Management, LLC (the “Management Company”) as a wholly-owned taxable REIT subsidiary (TRS).  Under the LLC Agreement, Best Years paid the Management Company a one-time acquisition fee equal to 1% of the original purchase price paid for the JV 2 Properties, and the Joint Venture will pay the Management Company annual asset management fees equal to ..25% of the original purchase price paid for the JV 2 Properties.

As a result of the Joint Venture, the JV 2 Properties will no longer be consolidated in the Company’s consolidated financial results, commencing April 30, 2015. The Joint Venture will be accounted for under the equity method in the Company’s consolidated financial statements. As the JV 2 properties do not quality as held for sale, they will continue to be recorded as held and used until April 30, 2015 and not be reported as discontinued operations for the period ended March 31, 2015.

For additional information on the Joint Venture, see the Company’s Form 8-K filed on May 1, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to numerous risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2015.

Overview

We were founded in October 2004 to invest and own commercial real estate. As of November 23, 2010 after raising $167.1 million of gross proceeds from the sale of 20.9 million shares of our common stock, we stopped selling shares of our common stock.

We believe that becoming self-managed as of April 1, 2014 has provided us numerous intermediate and long term benefits, despite certain non-recurring transition costs, and will allow us to realize increased funds from operations (“FFO”) and net asset value (“NAV”) in a shorter period of time than if we had remained externally managed.

Our revenues, which are comprised largely of rental income, including rents reported on a straight-line basis over the initial term of each lease, and fees earned for resident care from Friendship Haven (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements). Our growth depends, in part, on our ability to acquire new healthcare properties at attractive prices, increase rental income from leases by increasing rental rates and by controlling our expenses. Our operations are impacted by property-specific, market-specific, general economic and other conditions.

Strategic Repositioning - In 2013, we completed phase one of our transition strategy by disposing of our industrial real estate. The second phase of our transition strategy is to acquire healthcare real estate assets, which commenced mid-2012 and will continue going forward. The third phase of our transition strategy will be to grow our Company primarily by attracting and securing third party equity. Investing in healthcare real estate assets, more specifically senior housing facilities, is believed to be accretive to earnings and potentially stockholder value. Senior housing facilities include independent living facilities (“IL”), skilled-nursing facilities (“SNF”), assisted living facilities (“AL”), memory care (“MC”) and continuing care retirement communities (“CCRC”). Each of these caters to different segments of the senior population. The Company’s repositioning strategy includes purchasing SNF, AL, IL and MC facilities.

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

Portfolio

At March 31, 2015, we own 17 healthcare facilities, located in seven states. The following tables summarize our investments in real estate as of March 31, 2015:

Real Estate Properties:
	Properties	Beds	Square Footage	Purchase Price

SNF or SNF/IL	8	602	202,428	$55,040,000
AL or AL/MC	8	582	268,887	59,925,000
IL	1	69	45,563	2,900,000
Total Real Estate Properties	17	1,253	516,878	$117,865,000

Property	Location	Date Purchased	Type	Beds	Q1 2015 Revenue[1]

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$108,000
Fern Hill Care Center	Portland, OR	August 3, 2012	SNF	63	115,000
Farmington Square	Medford, OR	September 14, 2012	AL/MC	71	202,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	180,000	[2]
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	213,000
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	100	226,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	166,000
The Shelby House	Shelby, NC	October 4, 2013	AL	72	98,000
The Hamlet House	Hamlet, NC	October 4, 2013	AL	60	141,000
The Carteret House	Newport, NC	October 4, 2013	AL	64	93,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	81,000
Lamar Estates	Lamar, CO	September 22, 2014	SNF	60	113,000
Monte Vista Estates	Monte Vista CO	September 22, 2014	SNF	60	85,000
Myrtle Point Care Center	Myrtle Point, OR	October 31, 2014	SNF	54	104,000
Gateway Care and Retirement Center	Portland, OR	December 31, 2014	SNF/IL	91	281,000
Applewood Retirement Community	Salem, OR	December 31, 2014	IL	69	47,000
Loving Arms Assisted Living	Front Royal, VA	January 23, 2015	AL	84	223,000
Total				1,253

1 Represents Q1 2015 revenue based on in-place leases.

2 Represents Q1 2015 rent due under a lease between the Company and a wholly-owned taxable REIT subsidiary (“Friendswood TRS”).

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 20, 2015.

Results of Operations

Our results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were significantly impacted as described below:

	Three Months Ended March 31,
	2015	2014	$ Change
Rental revenues, tenant reimbursements & other income	$2,983,000	$1,938,000	$1,045,000
Resident services and fee income	2,243,000	—	2,243,000
Total revenues	5,226,000	1,938,000	3,288,000
Less expenses:
Property operating costs	(575,000)	(348,000)	(227,000)
Resident services costs	(1,737,000)	—	(1,737,000)
Net operating income (1)	2,914,000	1,590,000	1,324,000
Interest income from notes receivable	2,000	4,000	(2,000)
General and administrative	(944,000)	(670,000)	(274,000)
Asset management fees and expenses	—	(205,000)	205,000
Real estate acquisition costs	—	(4,000)	4,000
Depreciation and amortization	(1,245,000)	(1,238,000)	(7,000)
Reserve for excess advisor obligation	—	(189,000)	189,000
Interest and other expense and income	(1,081,000)	(707,000)	(374,000)
Loss from continuing operations	(354,000)	(1,419,000)	1,065,000
Loss from discontinued operations	(1,582,000)	(165,000)	(1,417,000)
Net loss	(1,936,000)	(1,584,000)	(352,000)
Noncontrolling interests’ share in losses	(37,000)	345,000	(382,000)
Net loss applicable to common stockholders	$(1,973,000)	$(1,239,000)	$(734,000)

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident service and fee income, tenant reimbursements and other income less property operating and resident services costs. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, real estate acquisition costs, depreciation and amortization, interest income, interest expense, and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our healthcare properties includes rental revenues and tenant paid and/or reimbursements for property taxes and insurance. Property operating expenses include insurance, property taxes and other operating expenses. Resident services and fee income and resident services costs are generated from Friendswood TRS, which began operations on May 1, 2014. Net operating income increased to approximately $2.9 million for the three month ended March 31, 2015 from $1.6 million for the three months ended March 31, 2014, an increase of approximately $1.3 million. Approximately $1.0 million of the increase is due to the revenue derived from our 2015 healthcare acquisition and owning the 2014 acquisitions purchased in the third and fourth quarters of 2014 and for the full period in 2015.

General and administrative expense was $0.9 million for the three months ended March 31, 2015 and $0.7 million for the three months ended March 31, 2014. The increase was primarily due to increases in employee payroll expenses of $0.4 million, offset by lower advisor fees of $0.2 million due to the termination of the Advisory Agreement in April 2014.

There were no asset management fees for the three months ended March 31, 2015 and $0.2 million for the three months ended March 31, 2014. Asset management fee and expense decreases are due to the termination of the Advisory Agreement in April 2014.

Depreciation and amortization increased by approximately $0.4 million for the first quarter of 2015 due to the timing of our 2014 property acquisitions. We owned 17 healthcare properties for the first quarter of 2015 as opposed to 11 properties in the first quarter of 2014. Additionally, in the first quarter of 2014, we recorded approximately $0.4 million in amortization expense for Friendship Haven’s leasing commission that was accelerated due to the lease termination on March 16, 2014, and as such the total increase in depreciation and amortization was $7,000.

Reserve for excess advisor obligation represents organizational and offering costs incurred in excess of the 3.5% limitation of the gross proceeds from our follow-on offering which terminated on June 10, 2012 (see Note 7 to the accompanying Notes to Condensed Consolidated Financial Statements). The Advisory Agreement provided that CRA would reimburse any excess costs that were paid by us. In 2012, we recorded a receivable for the excess of $1.0 million which we fully reserved for based on our evaluation of CRA’s ability to repay at that time. In March 2014, we increased our reserve by $0.2 million for additional excess operating expenses paid to CRA in prior periods.

Interest, other expense and income increases in 2015 are primarily due to the increase in interest expense on our new loans payable for properties acquired at the end of 2014 and for Front Royal acquired in the first quarter of 2015.

The loss from discontinued operations represents the Sherburne Commons activities in 2014. On January 7, 2015, we sold Sherburne Commons (see Note 10 to the accompanying Notes to Condensed Consolidated Financial Statements) and recorded a loss on disposition of $1.6 million.

Liquidity and Capital Resources

As of March 31, 2015, we had approximately $1.5 million in cash and cash equivalents on hand and as of May 12, 2015, we had approximately $10.9 million in cash and cash equivalents on hand. Based on current conditions and the $9.2 million proceeds from the Joint Venture with Best Years received in April 2015 (see Note 11 to the accompanying Notes to Condensed Consolidated Financial Statements), we believe that we have sufficient capital resources for the next twelve months.

Going forward, we expect our primary sources of cash to be rental revenues, tenant reimbursements, joint venture equity, asset management fees, and refinancing of existing debt. In addition, we may increase cash through the sale of additional properties, which may result in the deconsolidation of properties we already own, or borrowing against currently-owned properties. For the foreseeable future, we expect our primary uses of cash to be for the repayment of principal on loans payable, funding future acquisitions, operating expenses, and interest expense on outstanding indebtedness. We may also incur expenditures for renovations of our existing properties, such as increasing the size of the properties by developing additional rentable square feet and/or making the space more appealing.

We continue to pursue options for repaying and/or refinancing debt obligations with long-term, fixed rate HUD-insured loans. We believe that conditions may be acceptable to continue to raise capital through additional joint venture arrangements with either our existing joint venture partner or new partners, although there can be no assurances that any such transactions will have terms acceptable to us or will be consummated.

Our Funds from Operations (“FFO”) have increased considerably over the past year primarily due to increased rental revenue from our acquisitions and reduced expenses resulting from the termination of the Advisory Agreement and transition to self-management. FFO for the three months ended March 31, 2015 and 2014 were $878,000 and ($45,000), respectively.

Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties or if refinancing results in excess loan proceeds, or decrease as proceeds are expended in connection with the acquisitions and operation of properties. Our ability to repay or refinance debt could be adversely affected by an inability to secure financing at reasonable terms, if at all.

Credit Facilities and Loan Agreements

As of March 31, 2015, we had debt obligations of approximately $90.0 million. The outstanding balance by lender is as follows:

•	The PrivateBank and Trust Company – approximately $27.8 million maturing January 2016 through September 2017,
•	GE Capital – approximately $25.6 million maturing September 2017 through July 2018,
•	Lancaster Pollard (HUD) – approximately $24.0 million maturing from September 2039 through September 2049 and
•	Lancaster Pollard (HUD) – approximately $12.6 million maturing December 2049

Distributions

None during the three months ended March 31, 2015.

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

The following is reconciliation from net loss applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,
	2015	2014

Net loss applicable to common stockholders (GAAP)	$(1,973,000)	$(1,239,000)
Adjustments:
Depreciation and amortization of real estate assets:
Continuing operations	1,245,000	1,238,000
Loss on disposition of VIE	1,582,000	-
Noncontrolling interests’ share in losses	37,000	(345,000)
Noncontrolling interests’ share in FFO	(13,000)	301,000
Funds provided by (used in) operations (FFO) applicable to common shares	$878,000	(45,000)
Weighted-average number of common shares
outstanding - basic and diluted	23,028,014	23,028,285
FFO per weighted average common shares	$0.04	$(0.00)

Subsequent Events

See Note 11 to the accompanying Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our President (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.

(b) Not applicable.

(c) During the three months ended March 31, 2015, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

3.3	Articles of Amendment of Cornerstone Core Properties REIT, Inc. dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of Cornerstone Core Properties REIT, Inc. dated June 30, 2010 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

10.1	Purchase and Sale Agreement among Summit Healthcare REIT, Inc. and Applewood Holding Company, LLC and Bremerton Assisted Living, LLC dated as of October 20, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2015).

10.2	Loan Agreement by and among General Electric Capital Corporation and HP Redding, LLC, Summit Salem, LLC, and Summit Portland, LLC dated as of December 31, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 7, 2015).

10.3	Purchase and Sale Agreement between Cornerstone Operating Partnership, L.P. and The Residences at Sherburne Commons, Inc. dated as of November 4, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2015).

10.4	Assignment of Bid and Assumption from Cornerstone Operating Partnership, L.P. to The Residences at Sherburne Commons, Inc. dated as of December 15, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 13, 2015).

10.5	Promissory Note (with Incentive Participation) with The Residences at Sherburne Commons, Inc. as issuer to Cornerstone Operating Partnership, L.P. dated as of December 31, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 13, 2015).

10.6	Second Amendment to the Loan Agreement among The PrivateBank and Trust Company and Summit Monte Vista, LLC, Summit Lamar, LLC, Summit Myrtle Point, LLC and Summit Front Royal, LLC dated January 23, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 29, 2015).

10.7	Limited Liability Company Agreement of Summit Union Life Holdings, LLC between Summit Healthcare Operating Partnership, LP and Best Years, LLC dated as of April 7, 2015. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2015).

10.8	Assignment and Assumption of Limited Liability Company Membership Interests made by Summit Healthcare Operating Partnership, LP and Summit Union Life Holdings, LLC dated as of April 28, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 1, 2015).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of May 2015.

SUMMIT HEALTHCARE REIT, INC.

By:	/s/ Kent Eikanas
Kent Eikanas
President
(Principal Executive Officer)

By:	/s/ Elizabeth A. Pagliarini
Elizabeth A. Pagliarini
Chief Financial Officer
(Principal Financial Officer )

