Form 10-Q
period 2015-06-30
Summit Healthcare REIT, Inc
filed 2015-08-13
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☒ No

As of August 11, 2015, we had 23,027,978 shares issued and outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Cash and cash equivalents	$10,380,000	$4,405,000
Restricted cash	4,039,000	3,759,000
Real estate properties (certain assets held in variable interest entity):
Land	6,502,000	8,432,000
Buildings and improvements, net	60,543,000	84,428,000
Furniture and fixtures, net	3,687,000	5,862,000
Real estate properties, net	70,732,000	98,722,000
Notes receivable	4,847,000	132,000
Deferred costs and deposits	481,000	356,000
Deferred financing costs, net	1,285,000	1,453,000
Tenant and other receivables, net	3,439,000	2,599,000
Deferred leasing commissions, net	1,778,000	1,859,000
Other assets, net	431,000	657,000
Equity-method investment	949,000	—
Assets of variable interest entity held for sale	—	4,139,000
Total assets	$98,361,000	$118,081,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$2,097,000	$1,995,000
Accrued salaries and benefits	216,000	342,000
Security deposits	1,399,000	2,029,000
Liabilities (certain liabilities held in variable interest entity):
Loans payable, net of debt discounts	58,147,000	77,972,000
Liabilities of variable interest entity held for sale	—	2,700,000
Total liabilities	61,859,000	85,038,000

Commitment and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2015 and December 31, 2014
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,028,014 shares issued and outstanding at June 30, 2015 and December 31, 2014	23,000	23,000
Additional paid-in capital	117,226,000	117,226,000
Accumulated deficit	(82,305,000)	(80,873,000)
Total stockholders’ equity	34,944,000	36,376,000
Noncontrolling interest	1,558,000	(3,333,000)
Total equity	36,502,000	33,043,000
Total liabilities and stockholders’ equity	$98,361,000	$118,081,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six months June 30,
	2015	2014	2015	2014
Revenues:
Rental revenues	$2,022,000	$1,628,000	$4,693,000	$3,364,000
Resident services and fee income	2,307,000	1,460,000	4,550,000	1,460,000
Tenant reimbursements and other income	262,000	172,000	574,000	373,000
Acquisition and asset management fees	422,000	—	422,000	—
Interest income from notes receivable	2,000	—	4,000	4,000
	5,015,000	3,260,000	10,243,000	5,201,000
Expenses:
Property operating costs	555,000	491,000	1,130,000	839,000
Resident services costs	1,887,000	1,206,000	3,624,000	1,206,000
General and administrative	1,133,000	1,106,000	2,077,000	1,776,000
Asset management fees and expenses	—	—	—	205,000
Real estate acquisition costs	—	—	—	4,000
Depreciation and amortization	1,020,000	873,000	2,265,000	2,111,000
Reserve for excess advisor obligation	—	—	—	189,000
	4,595,000	3,676,000	9,096,000	6,330,000
Operating income (loss)	420,000	(416,000)	1,147,000	(1,129,000)

Income from equity-method investee	17,000	—	17,000	—
Other income	8,000	90,000	10,000	104,000
Interest expense	(856,000)	(717,000)	(1,939,000)	(1,437,000)
Gain on disposition of real estate properties	991,000	—	991,000	—
Income (loss) from continuing operations	580,000	(1,043,000)	226,000	(2,462,000)

Loss from discontinued operations	—	(71,000)	(1,582,000)	(236,000)

Net income (loss)	580,000	(1,114,000)	(1,356,000)	(2,698,000)
Noncontrolling interests’ share in income (losses)	(39,000)	233,000	(76,000)	578,000
Net income (loss) applicable to common stockholders	$541,000	$(881,000)	$(1,432,000)	$(2,120,000)
Basic and diluted income (loss) per common share:
Continuing operations applicable to common stockholders	$0.03	$(0.04)	$0.01	$(0.10)
Discontinued operations	$—	$—	$(0.07)	$—
Net income (loss) applicable to common stockholders	$0.03	$(0.04)	$(0.06)	$(0.10)

Weighted average shares used to calculate basic and diluted net loss per common share	23,028,014	23,028,014	23,028,014	23,028,014

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the six months ended June 30, 2015

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2015	23,028,014	$23,000	$117,226,000	$(80,873,000)	$36,376,000	$(3,333,000)	$33,043,000
Dividends paid to noncontrolling interests	—	—	—	—	—	(63,000)	(63,000)
Decrease in noncontrolling interests related to disposition of a VIE	—	—	—	—	—	4,878,000	4,878,000
Net loss	—	—	—	(1,432,000)	(1,432,000)	76,000	(1,356,000)
Balance — June 30, 2015	23,028,014	$23,000	$117,226,000	$(82,305,000)	$34,944,000	$1,558,000	$36,502,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,356,000)	$(2,698,000)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Amortization of deferred financing costs and debt discounts	130,000	94,000
Depreciation and amortization	2,265,000	2,111,000
Straight-line rents	(591,000)	(133,000)
Bad debt expense	110,000	37,000
Loss on disposition of VIE	1,582,000	—
Gain on disposition of real estate properties	(991,000)	—
Income from equity-method investee	(17,000)	—
Change in operating assets and liabilities:
Tenant and other receivables, net	(578,000)	(872,000)
Prepaid and other assets	219,000	46,000
Prepaid rent, security deposit and deferred revenues	99,000	(432,000)
Related party receivables	—	(192,000)
Accounts payable and accrued liabilities	362,000	902,000
Accrued salaries and benefits	(126,000)	—
Net cash and cash equivalents provided by (used in) operating activities	1,108,000	(1,137,000)

Cash flows from investing activities
Restricted cash	(538,000)	(356,000)
Deferred costs and deposits	(350,000)	(109,000)
Real estate acquisitions and capitalized costs	(14,300,000)	—
Real estate improvements, net	(68,000)	(62,000)
Payments from note receivable	15,000	208,000
Proceeds from contribution of properties	9,908,000	—
Net cash and cash equivalents used in investing activities	(5,333,000)	(319,000)

Cash flows from financing activities:
Proceeds from issuance of loans payable	11,440,000	—
Payments of loans payable	(1,063,000)	(311,000)
Non-controlling interest contribution	—	257,000
Distributions paid to non-controlling interests	(63,000)	(22,000)
Deferred financing costs	(114,000)	(137,000)
Net cash and cash equivalents provided by (used in) financing activities	10,200,000	(213,000)
Net increase (decrease) in cash and cash equivalents	5,975,000	(1,669,000)
Cash and cash equivalents - beginning of period	4,405,000	10,662,000
Cash and cash equivalents - end of period (including cash of VIE)	10,380,000	8,993,000
Less cash and cash equivalents of VIE held for sale – end of period (see Note 10)	—	(55,000)
Cash and cash equivalents – end of period	$10,380,000	$8,938,000

NON-CASH INVESTING AND FINANCING
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,773,000	$1,342,000

Supplemental disclosure of non-cash investing activities:

In January 2015, the Company sold its interests in Sherburne Commons for a note receivable of $5.0 million due in December 2017 (see Note 6).

In January 2015, $207,000 of deferred costs were reclassified to real estate acquisitions.

In April 2015, the Company contributed six properties to a 10%-owned Joint Venture (see Note 11). This transaction had the following non-cash effect on the Company’s 2015 condensed consolidated balance sheet:

Real estate properties	$(40,391,000)
Other assets	(832,000)
Loans payable, net	30,133,000
Other liabilities	1,182,000
Total contribution:	$9,908,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 11 properties and has a 10% equity interest in an investment that holds six properties. Summit is a Maryland corporation, formed on October 22, 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries (including variable interest entities) except where the context otherwise requires. Until April 1, 2014, and subject to certain restrictions and limitations, our business was managed pursuant to an advisory agreement (the “Advisory Agreement”) with Cornerstone Realty Advisors, LLC (“CRA”). Beginning April 1, 2014, the Company became self-managed and hired employees to directly manage its operations.

Generally we conduct substantially all of our operations through Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), which is a Delaware limited partnership. At June 30, 2015, we own a 99.88% general partner interest in the Operating Partnership, and CRA owns a 0.12% limited partnership interest. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. These financial statements include consolidation of a variable interest entity (“VIE”) that was classified as held for sale until January 7, 2015, at which time the VIE was sold (see Note 6).

Cornerstone Healthcare Partners LLC

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

During 2012, we acquired the following healthcare properties through CHP LLC (collectively, the “JV Properties”): Sheridan Care Center, Fernhill Care Center, Farmington Square, Friendship Haven Healthcare and Rehabilitation Center (“Friendship Haven”) and Pacific Health and Rehabilitation Center. In the third quarter of 2013, CHP LLC sold a portion of its interests in the JV Properties to third party investors. Proceeds from the sale of interests in these JV Properties were approximately $0.9 million and were received in January 2014, of which we received $0.9 million and CHREF received $41,000. As of June 30, 2015, we owned an 89.0% interest in the JV Properties, CHREF owned a 4.7% interest and third party investors owned 6.3%.

Friendswood TRS

In May 2014, we formed a taxable REIT subsidiary (“Friendswood TRS”) which became the licensed operator and tenant of Friendship Haven (see Note 4).

Summit Union Life Holdings, LLC

On April 29, 2015, through our Operating Partnership, we entered into a limited liability company agreement (“LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (“Union Life”), and formed Summit Union Life Holdings, LLC (“SUL JV” or “Joint Venture” or “JV 2”).

In conjunction with the SUL JV, the Operating Partnership contributed all of its limited liability company interest in each of six limited liability companies that collectively own Lamar Estates, Monte Vista Estates, Myrtle Point Care Center, Gateway Care and Retirement Center, Applewood Retirement Community and Loving Arms Assisted Living (collectively, the “JV 2 Properties”) to the SUL JV, resulting in the SUL JV owning each of the JV 2 Properties. Best Years, in conjunction with the SUL JV, contributed cash in the amount of approximately $9.9 million to the SUL JV of which we received a net amount of $9.2 million after paying down the Loving Arms Assisted Living loan payable of $715,000 (see Note 8). Under the LLC Agreement, as a result of these contributions and cash distributions, the Operating Partnership and Best Years own a 10% and 90% equity interest in the SUL JV, respectively. The Operating Partnership recorded a distribution receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the JV 2 properties due to cash restrictions related to the loans payable for the contributed JV 2 Properties. The distribution receivable is included in tenant and other receivables on the condensed consolidated balance sheets.

As a result of the SUL JV, the JV 2 Properties are no longer consolidated in the Company’s financial results, commencing April 30, 2015. The SUL JV is accounted for under the equity-method in the Company’s consolidated financial statements (see Note 11). We recorded a partial gain of approximately $1.0 million during the quarter ended June 30, 2015 related to the disposition of these properties (see Note 10).

Summit Healthcare Asset Management, LLC (TRS)

Additionally, as part of the SUL JV, we formed Summit Healthcare Asset Management, LLC (the “Management Company”) as a wholly-owned taxable REIT subsidiary (TRS). We serve as the manager of the SUL JV and provide various services in exchange for fees and reimbursements. All acquisition fees and management fees will be paid to the Management Company and expenses incurred by us, as the manager, will be reimbursed from the Management Company. Under the LLC Agreement, Best Years paid the Management Company a one-time acquisition fee equal to 1% of the original purchase price paid for the JV 2 Properties, approximately $405,000. Annual asset management fees to be paid by the SUL JV to the Management Company are equal to 0.25% of the original purchase price paid for the JV 2 Properties.

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 20, 2015. There have been no material changes to our policies since that filing, except as disclosed herein.

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

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, CHP LLC (of which the Company owns 95%) and Nantucket Acquisition LLC, a VIE through January 7, 2015 (see Note 6). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Equity-Method Investment

We report our investment in an unconsolidated entity, over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. Under this method of accounting, our pro rata share of the entity’s earnings or losses is included in our condensed consolidated statements of operations. Additionally, we adjust our investment carrying amount to reflect our share of changes in an equity-method investee’s capital resulting from its capital transactions.

The initial carrying value of our equity-method investment in the SUL JV is based on the carrying value of the net assets of the JV 2 Properties at the time of contribution.

We evaluate our equity-method investment for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may exceed the fair value. If it is determined that a decline in the fair value of our investment is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider all available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors.

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

The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company has evaluated the impact of this new standard and does not expect it to have a significant effect on the condensed consolidated financial statements, when adopted.

Reclassifications

Certain amounts in the Company’s condensed consolidated financial statements for the prior period have been reclassified to conform to the current period presentation. Based on the intended use of the restricted cash, we have classified changes in restricted cash within the condensed consolidated statements of cash flows as investing activities and the prior year presentation has been revised to conform to this classification. These reclassifications had no effect on total consolidated assets or net loss.

3. Fair Value Measurements of Financial Instruments

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, notes receivable (except as noted below), certain other assets, deferred costs and deposits, tenant and other receivables, deferred leasing commissions, accounts payable and accrued liabilities, security deposits and loans payable. With the exception of the Nantucket note receivable (see Note 6) and loans payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of June 30, 2015, the fair value of the Nantucket note receivable (see Note 6) was $4.9 million compared to the carrying value of $4.7 million. The fair value of the note receivable was estimated based on cash flow analysis at an assumed market rate of interest. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of June 30, 2015 and December 31, 2014, the fair value of loans payable was $59.9 million and $80.1 million compared to the gross carrying value of $58.7 million and $78.8 million, respectively. The fair value of loans payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of June 30, 2015, we utilized discount rates ranging from 4.4% to 4.75% and a weighted average discount rate of 4.62%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances (see Note 4). No impairments were recorded during the three and six months ended June 30, 2015.

At June 30, 2015 and December 31, 2014, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

4. Investments in Real Estate Properties

As of June 30, 2015 and December 31, 2014, adjusted cost and accumulated depreciation related to investments in real estate, and excluding assets of a VIE held for sale, were as follows:

	June 30, 2015	December 31, 2014

Land	$6,502,000	$8,432,000
Buildings and improvements	65,315,000	88,241,000
Less: accumulated depreciation	(4,772,000)	(3,813,000)
Buildings and improvements, net	60,543,000	84,428,000
Furniture and fixtures	6,540,000	8,133,000
Less: accumulated depreciation	(2,853,000)	(2,271,000)
Furniture and fixtures, net	3,687,000	5,862,000
Real estate properties, net	$70,732,000	$98,722,000

In April 2015, we formed the SUL JV with Best Years and contributed the JV 2 Properties to the SUL JV. See Notes 10 and 11 for further information regarding the disposition of our real estate properties and equity-method investment.

As of June 30, 2015, our portfolio consists of 11 properties which were 100% leased to the operators of the related facilities. The following table provides summary information regarding our properties:

Property (1)	Location	Date Purchased	Type(3)	Purchase Price	Loans Payable as of June 30, 2015	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$5,114,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,486,000	63
Farmington Square	Medford, OR	September 14, 2012	AL/MC	8,500,000	6,816,000	71
Friendship Haven Healthcare and Rehabilitation Center (2)	Galveston County, TX	September 14, 2012	SNF	15,000,000	6,374,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	7,478,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,275,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	5,843,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,904,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	4,143,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,495,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65

Total:				$77,365,000	$58,728,000	835

(1)	The above table excludes Sherburne Commons Residences, LLC (“Sherburne Commons”), a VIE that was sold on January 7, 2015 (see Note 6).
(2)	We terminated the lease with the operator of this facility on March 16, 2014 and became the licensed operator of the facility on May 1, 2014 through a wholly-owned taxable REIT subsidiary (Friendswood TRS).
(3)	SNF is an abbreviation for skilled-nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for the properties owned as of June 30, 2015 for the period from July 1, 2015 to December 31, 2015 and for each of the four following years and thereafter are as follows:

Year
July 1, 2015 to December 31, 2015	$3,686,000
2016	7,498,000
2017	7,669,000
2018	7,844,000
2019 and thereafter	66,729,000
$93,426,000

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

Leasing Commissions

Leasing commissions (paid to CRA prior to April 1, 2014) are capitalized at cost and amortized on a straight-line basis over the related lease term. As of June 30, 2015 and December 31, 2014, total costs incurred were $2.2 million and the unamortized balance of capitalized leasing commissions was $1.8 million and $1.9 million, respectively. In March 2014, the amortization of Friendship Haven’s leasing commission totaling $0.4 million was accelerated due to the lease termination on March 16, 2014. Amortization expense for the three months ended June 30, 2015 and 2014 was $41,000 and $40,000, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was $81,000 and $449,000, respectively.

Acquisitions – 2015

Loving Arms Assisted Living

On January 23, 2015, we acquired an 84-bed assisted living facility in Front Royal, Virginia (“Loving Arms”) for a total purchase price of $14.3 million, which was funded through cash on hand plus a collateralized loan as described in Note 8. Loving Arms is leased to an affiliate of Meridian Senior Living, LLC under a 15-year triple net lease.

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

Loving Arms was contributed to the SUL JV in April 2015. See Note 11.

5. Concentration of Risk

Our cash is generally invested in investment-grade short-term instruments. As of June 30, 2015, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of June 30, 2015, we owned one property in California, four properties in Oregon, four properties in North Carolina, one property in Texas and one property in Illinois. Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states. For the three months ended June 30, 2015, we leased our 11 healthcare properties to five different tenants under long-term triple net leases, two of which comprise 49% and 29% of our tenant rental revenue. For the three months ended June 30, 2014, we leased our 11 healthcare properties to five different tenants under long-term triple net leases, two of which comprise 50% and 29% of our tenant rental revenue. For the six months ended June 30, 2015, we leased our 11 healthcare properties to five different tenants under long-term triple net leases, two of which comprise 49% and 29% of our tenant rental revenue. For the six months ended June 30, 2014, we leased our 11 healthcare properties to five different tenants under long-term triple net leases, two of which comprise 48% and 28% of our tenant rental revenue.

6. Notes Receivable

Servant Healthcare Investments, LLC

The Servant Healthcare Investments, LLC note was paid in full on May 2, 2014. For the three months ended June 30, 2015 and 2014, interest income related to the note receivable was $0. For the six months ended June 30, 2015 and 2014, interest income related to the note receivable was $0 and $4,000, respectively.

Fernhill Note

In September 2014, the Company loaned to the operator of the Fernhill facility approximately $140,000 for certain capital expenditures. The note provides for interest at a fixed rate of 6% and is payable in monthly installments through January 2019. As of June 30, 2015 and December 31, 2014, the balance on the note was approximately $0.1 million.

Nantucket Note - Consolidation and Sale of VIE

We held a note receivable from a participating first mortgage loan made to Nantucket Acquisition LLC (“Nantucket”), a Delaware limited liability company owned and managed by Cornerstone Ventures Inc., an affiliate of CRA, which was collateralized by Sherburne Commons. As of October 19, 2011, the Sherburne Commons property was reclassified to real estate held for sale. Consequently, the related assets and liabilities of the property were classified as assets of a VIE held for sale and liabilities of a VIE held for sale on our condensed consolidated balance sheets. Operating results for the property have been reclassified to discontinued operations on our condensed consolidated statements of operations for all periods presented. On October 6, 2014, we foreclosed on the Sherburne Commons property, however we did not take possession of the property.

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

The $5.0 million purchase money note is collateralized by the Sherburne Commons property, bears an annual interest rate of 3.5% and matures on December 31, 2017. At Sherburne Buyer’s election, interest may accrue and not be payable through December 31, 2015 with all accrued but unpaid interest being payable in full on January 1, 2016. Interest income for the three and six months ended June 30, 2015 was $43,000 and $83,000, respectively, has been fully reserved and will be recognized as cash is received. Outstanding and unpaid principal and interest due shall be paid from the net proceeds payable to Sherburne Buyer from the sale of the residential cottages in Sherburne Commons. We may also participate in additional interest of up to $1 million from 50% of the net proceeds of cottage sales through December 31, 2018.

As of June 30, 2015, we have not collected any funds related to the principal or interest on the note and the outstanding balance on the note receivable was $4.7 million.

As we are no longer the primary beneficiary of the VIE, it is no longer being consolidated as of June 30, 2015. As of December 31, 2014, the VIE was classified as assets of a VIE held for sale and liabilities of a VIE held for sale and as of June 30, 2014, the results of operations for the VIE held for sale was presented in discontinued operations on the condensed consolidated statements of operations. For the six months ended June 30, 2015, we recorded a loss on disposition of $1.6 million for this VIE, which is included in the condensed consolidated statements of operations.

7. Related Party Transactions

CRA

Related party transactions relate to fees paid and costs reimbursed to CRA for services rendered to us through March 31, 2014, prior to the termination of the Advisory Agreement on April 1, 2014.

Specific fees described in the Advisory Agreement which would have been owed to CRA are described below. We do not believe that we owe CRA any amounts due under the Advisory Agreement. The fees and expense reimbursements payable to CRA under the Advisory Agreement are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 20, 2015.

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

As of June 30, 2015 and December 31, 2014, the gross balance of this receivable was $0.7 million. CRA has not made any payments in 2014 or 2015. The balance of this receivable has been fully reserved for as of June 30, 2015 and December 31, 2014.

Acquisition Fees and Expenses - No acquisition fees were earned by CRA during the three and six months ended June 30, 2015 and 2014.

Management Fees and Expenses - For the three months ended June 30, 2015 and 2014, CRA earned $0 of asset management fees. For the six months ended June 30, 2015 and 2014, CRA earned $0 and $0.2 million, respectively. These costs are included in asset management fees and expenses in our condensed consolidated statements of operations.

In addition, the Advisory Agreement provided for our reimbursement to CRA for the direct and indirect costs and expenses incurred by CRA in providing asset management services to us, including related personnel and employment costs. For the three months ended June 30, 2015 and 2014, CRA was reimbursed $0 of such direct and indirect costs and expenses. For the six months ended June 30, 2015 and 2014, CRA was reimbursed $0 and $36,000 of such direct and indirect costs and expenses. These costs are included in asset management fees in our condensed consolidated statements of operations.

As of March 2014, we overpaid CRA $32,000 for asset management fees. We have recorded this amount as receivable from related party in our condensed consolidated balance sheets and reserved for the entire amount due to the uncertainty of collectability.

Operating Expenses - For the three months ended June 30, 2015 and 2014, no operating expenses incurred on our behalf were reimbursed to CRA. For the six months ended June 30, 2015 and 2014, we reimbursed $0 million and $0.2 million of operating costs incurred by CRA on our behalf, respectively. These costs are included in general and administrative expenses on our condensed consolidated statements of operations. We paid $189,000 in excess operating expense reimbursements to CRA in prior periods. Accordingly, we have recorded this receivable due from CRA and reserved for the entire amount due to the uncertainty of collectability.

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

Property Management and Leasing Fees and Expenses - For the three months ended June 30, 2015 and 2014, CRA earned no property management fees. For the six months ended June 30, 2015 and 2014, CRA earned approximately $0 and $42,000, respectively, of property management fees. CRA did not earn any leasing fees for the three and six months ended June 30, 2015 and 2014. These costs are included in property operating and maintenance expenses in our condensed consolidated statements of operations.

Disposition Fee – No disposition fees were earned during the three and six months ended June 30, 2015 and 2014.

Subordinated Participation Provisions – No subordinated participation fees were earned during the three and six months ended June 30, 2015 and 2014.

SUL JV

See Notes 1 and 11 for further discussion of related party distributions and asset management fees related to the SUL JV.

8. Loans Payable

In April 2015, we formed the SUL JV with Best Years and contributed the JV 2 Properties to the SUL JV: Lamar Estates, Monte Vista Estates, Myrtle Point Care Center, Gateway Care and Retirement Center, Applewood Retirement Community, and Loving Arms. Approximately $30 million of loans payable were transferred to the SUL JV upon disposition of the properties. See Notes 10 and 11 for further information regarding the disposition of real estate properties.

As of June 30, 2015 and December 31, 2014, loans payable consisted of the following:

	June 30, 2015	December 31, 2014
Loans payable to GE Capital Corporation in monthly installments of approximately $82,000, including interest at LIBOR (floor of .50%) plus 4.5% (5.0% at June 30, 2015 and December 31, 2014, respectively), due in September 2017 through July 2018, collateralized by Friendship Haven, Brookstone of Aledo, and Redding as of June 30, 2015, and Friendship Haven, Brookstone of Aledo, Redding, Gateway and Applewood as of December 31, 2014.	$15,016,000	$25,617,000

Loans payable to The PrivateBank and Trust Company in monthly installments of approximately $45,000, including interest at LIBOR (floor of up to 1.0%) plus 4% (5.0% at June 30, 2015 and 4.50% to 5.0% at December 31, 2014, respectively), collateralized by Danby House and due in January 2016 as of June 30, 2015, and Danby House, Myrtle Point, Lamar Estates and Monte Vista Estates as of December 31, 2014.	7,275,000	16,350,000

Loans payable to Lancaster Pollard Mortgage Company, LLC (insured by HUD) in monthly installments of approximately $119,000, including interest ranging from a fixed rate of 3.75% to 3.78%, plus 0.65% for mortgage insurance, due in September 2039 through December 2049, collateralized by Sheridan, Fernhill, Tigard, Medford, Shelby, Hamlet and Carteret.	36,437,000	36,785,000
	58,728,000	78,752,000
Less debt discount	(581,000)	(780,000)
Total loans payable	$58,147,000	$77,972,000

We have total debt obligations of approximately $59.0 million that will mature between 2016 and 2049. See Note 4 for loans payable balance for each owned property.

In connection with our loans payable, we incurred debt discounts and financing costs. The unamortized balance of the deferred financing costs totaled $1.3 million and $1.5 million, as of June 30, 2015 and December 31, 2014, respectively. The capitalized financing costs and debt discounts are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended June 30, 2015 and 2014, $56,000 and $47,000, respectively, of deferred financing costs and debt discounts were amortized and included in interest expense in our condensed consolidated statements of operations. For the six months ended June 30, 2015 and 2014, $130,000 and $94,000, respectively, of deferred financing costs and debt discounts were amortized and included in interest expense in our condensed consolidated statements of operations.

The principal payments due on the loans payable (excluding debt discount) for the period from July 1, 2015 to December 31, 2015 and for each of the four following years and thereafter ending December 31 are as follows:

Year	Principal Amount
July 1, 2015 to December 31, 2015	$664,000
2016	8,108,000
2017	9,823,000
2018	6,328,000
2019 and thereafter	33,805,000
$58,728,000

General Electric Capital Corporation (“GE”)

As of June 30, 2015 and December 31, 2014, we had net borrowings of $15.0 million and $25.6 million, respectively, under the GE loan agreements. See table above for further information. During the three months ended June 30, 2015 and 2014, we incurred approximately $0.2 million and $0.4 million, respectively, of interest expense related to the GE loans. During the six months ended June 30, 2015 and 2014, we incurred approximately $0.5 million and $0.8 million, respectively, of interest expense related to the GE loans.

The PrivateBank and Trust Company (“PrivateBank”)

In January 2015, in conjunction with the acquisition of Loving Arms Assisted Living (see Note 4), we entered into a first priority mortgage loan collateralized by the Loving Arms Assisted Living property and cross-collateralized with three of our other properties, Lamar Estates, Monte Vista Estates and Myrtle Point. On January 23, 2015, we amended an existing loan agreement with PrivateBank to increase the principal amount available under that existing loan by $11.4 million for a total principal availability of $20.5 million collateralized by a first priority security interest in the four properties noted above. All availability under this loan is outstanding. The loan, which bears interest at the One Month LIBOR (London Interbank Rate), with a floor of 25 basis points, plus a spread of 4.50%, has a 25 year amortization schedule and matures on September 21, 2017. The loan may be prepaid with no penalty if the four properties are refinanced through HUD (see below).  In April 2015, in conjunction with the funds received from the SUL JV, $715,000 was paid to reduce the PrivateBank loan balance for Loving Arms Assisted Living.

As of June 30, 2015 and December 31, 2014, we had net borrowings of $7.3 million and $16.4 million, respectively, under the PrivateBank loans. See table above for further information. During the three months ended June 30, 2015 and 2014, we incurred approximately $0.2 million and $0.2 million of interest expense, respectively, related to the PrivateBank loans. During the six months ended June 30, 2015 and 2014, we incurred approximately $0.5 million and $0.5 million of interest expense, respectively, related to the PrivateBank loans.

Lancaster Pollard Mortgage Company, LLC

In September 2014 and November 2014, we refinanced certain properties with Housing and Urban Development (“HUD”) insured loans from the Lancaster Pollard Mortgage Company, LLC (“Lancaster Pollard”). See table above for further information.

HUD requires that our lender hold certain reserves for property tax, insurance and capital expenditures. These reserves are included in restricted cash on the Company’s condensed consolidated balance sheets.

As of June 30, 2015 and December 31, 2014, we had net borrowings of $36.4 million and $36.8 million under the HUD loans. During the three months ended June 30, 2015, we incurred approximately $0.4 million of interest expense related to the HUD loans. During the six months ended June 30, 2015, we incurred approximately $0.8 million of interest expense related to the HUD loans.

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

Purchase Option

As of June 30, 2015, we own one property with a book value of approximately $7.8 million that is subject to a purchase option that became exercisable on September 14, 2014. The option provides the option holder with the right to purchase the property at increasing exercise price intervals based on elapsed time, starting at $10.8 million. The option expires August 13, 2022. As of June 30, 2015, the option holder has not provided notice or exercised their option.

Purchase Agreement

In November 2013, a limited liability company in which we hold a minority interest entered into a build-to-suit purchase agreement whereby the entity agreed to purchase a 70-unit assisted living facility in Athens, Georgia for approximately $12.4 million upon receipt of certificate of occupancy. In the event the entity defaults on the purchase of the building as provided for in the purchase agreement, the entity would be required to lease the facility from the seller for a ten year term at an annual rent amount equal to 8% of the cost of the facility. The Company executed a guarantee for the payments associated with that lease. In the event that the lease is executed, the lease payment will equal approximately $1.0 million per year.

Indemnification Agreements

The Company has entered into indemnification agreements with certain officers and directors of the Company against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by him or her in connection with any proceeding.

Management of the SUL JV

As the manager of the SUL JV, we are responsible for managing the day-to-day operations of the Joint Venture and are, thus, subject to contingencies that may arise in the normal course of the SUL JV’s operations.

10. Dispositions

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

Real Estate Held for Sale and Disposed

As of December 31, 2014, the Sherburne Commons property had been classified as real estate held for sale and the results of operations for the VIE held for sale have been presented in discontinued operations in the Company’s condensed consolidated statements of operations for all periods presented. On January 7, 2015, we sold the Sherburne Commons property. See Note 6 for further information.

The following is a summary of the components of loss from discontinued operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Rental revenues, tenant reimbursements and other income	$-	$599,000	$-	$1,153,000
Operating expenses and real estate taxes	-	(670,000)	-	(1,389,000)
Loss on disposition of VIE	-	-	(1,582,000)	-
Loss from discontinued operations	$-	$(71,000)	$(1,582,000)	$(236,000)

The following table presents balance sheet information for the properties classified as held for sale as of June 30, 2015 and December 31, 2014. FASB ASC 360 requires that assets classified as held for sale be carried at the lesser of their carrying amount or estimated fair value, less estimated selling costs.

	June 30, 2015	December 31, 2014
Assets of variable interest entity held for sale:
Cash and cash equivalents	$—	$36,000
Investments in real estate, net	—	3,905,000
Accounts receivable, inventory and other assets	—	198,000
Total assets	$—	$4,139,000

Liabilities of variable interest entity held for sale:
Note payable	$—	$1,332,000
Loans payable	—	117,000
Accounts payable and accrued liabilities	—	466,000
Intangible lease liabilities, net	—	145,000
Interest payable	—	640,000
Liabilities of variable interest entity held for sale	$—	$2,700,000

Disposal of real estate

In April 2015, we formed the SUL JV with Best Years and contributed the JV 2 Properties to the SUL JV (see Notes 1 and 11). For additional information on the SUL JV, see the Company’s Form 8-K filed on May 1, 2015.

The transaction had the following effect to reduce our consolidated assets and liabilities:

Real estate properties	$(40,391,000)
Other assets	(832,000)
Loans payable, net	30,133,000
Other liabilities	1,182,000
Total contribution:	$9,908,000

We recorded a partial gain of approximately $1.0 million during the quarter ended June 30, 2015 related to the disposition of the real estate properties contributed to the SUL JV.

11. Equity-Method Investment

In April 2015, we formed the SUL JV, which is owned 10% by the Operating Partnership and 90% by Best Years. The SUL JV will continue until an event of dissolution occurs, as defined in the LLC Agreement. We account for our investment using the equity method as we have greater than 3% to 5% ownership interest and significant influence over the SUL JV.

Under the LLC Agreement, net operating cash flow of the SUL JV will be distributed quarterly, first to the Operating Partnership and Best Years pari passu up to a 10% annual return, and thereafter to Best Years 75% and the Operating Partnership 25%. All capital proceeds (from the sale of the JV 2 Properties, refinancing, or other capital event) will be paid first to the Operating Partnership and Best Years pari passu until each has received an amount equal to its accrued but unpaid 10% return plus its total contribution, and thereafter to Best Years 75% and the Operating Partnership 25%. As of June 30, 2015, the Operating Partnership has recorded a distribution receivable of approximately $59,000. This is included in tenant and other receivables on the condensed consolidated balance sheets.

We serve as the manager of the SUL JV and provide various services in exchange for fees and reimbursements. Under the LLC agreement, the manager will be paid a 1% acquisition fee based on the purchase price paid for the properties and an annual asset management fee equal to 0.25% of the purchase price paid for the properties. Total asset management fees earned in connection with the SUL JV were approximately $17,000 for the three and six months ended June 30, 2015 and are included in acquisition and asset management fees in the condensed consolidated statements of operations.

Our initial equity method investment was approximately $1.0 million. The difference between our initial equity method investment and our equity in the SUL JV ($1.1 million, as agreed upon by the members of the SUL JV) was approximately $0.1 million, which will be amortized over the life of the contributed properties. As of June 30, 2015, the balance of our equity method investment was approximately $0.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to numerous risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2015.

Overview

We were founded as a REIT to invest and own commercial real estate. As of June 30, 2015, we own 11 properties and have a 10% equity interest in an investment that holds six properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Health Core REIT, Inc. and its Consolidated Subsidiaries (including variable interest entities) except where the context otherwise requires.

We believe that becoming self-managed as of April 1, 2014 has provided us numerous intermediate and long term benefits, despite certain non-recurring transition costs, and will allow us to realize increased funds from operations (“FFO”) and net asset value (“NAV”) in a shorter period of time than if we had remained externally managed.

Our revenues are comprised largely of rental income, including rents reported on a straight-line basis over the initial term of each lease and fees earned for resident care from Friendship Haven (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements). Our growth depends, in part, on our ability to acquire new healthcare properties at attractive prices, increase rental income from leases by increasing rental rates and by controlling our expenses. Our operations are impacted by property-specific, market-specific, general economic and other conditions.

In 2013, we completed phase one of our transition strategy by disposing of our industrial real estate properties. We completed phase two of our transition strategy in early 2015 by deploying the proceeds that we received from the sale of the industrial properties into senior housing real estate properties. We believe that investing in senior housing facilities is accretive to earnings and stockholder value. Senior housing facilities include independent living facilities (“IL”), skilled-nursing facilities (“SNF”), assisted living facilities (“AL”), memory care (“MC”) and continuing care retirement communities (“CCRC”). Each of these types of facilities caters to different segments of the senior population. The Company’s repositioning strategy includes purchasing SNF, AL, IL and MC facilities.

The third phase of our transition strategy is to grow our senior housing portfolio primarily by attracting and securing institutional third party capital.

On April 29, 2015, through Summit Healthcare Operating Partnership, L.P. (our “Operating Partnership”), we entered into a limited liability company agreement (“LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (“Union Life”) and formed Summit Union Life Holdings, LLC (“SUL JV” or “Joint Venture” or “JV 2”).

In conjunction with the SUL JV, the Operating Partnership contributed all of its limited liability company interest in each of six limited liability companies that collectively own Lamar Estates, Monte Vista Estates, Myrtle Point Care Center, Gateway Care and Retirement Center, Applewood Retirement Community and Loving Arms Assisted Living (collectively, the “JV 2 Properties”) to the SUL JV entity, resulting in the SUL JV owning each of the JV 2 Properties. Best Years, in conjunction with the SUL JV, contributed cash in the amount of approximately $9.9 million to the SUL JV, of which we received a net amount of $9.2 million after paying down the Loving Arms loan payable of $715,000 (see Note 9 to the accompanying Notes to Condensed Consolidated Financial Statements). Under the LLC Agreement, as a result of these contributions and cash distributions, the Operating Partnership and Best Years own a 10% and 90% equity interest in the SUL JV, respectively. In keeping with our phase three goal and our overall strategy, we intend to use the $9.2 million in proceeds received from the SUL JV to acquire additional healthcare properties and potentially grow the SUL JV portfolio.

As a result of the SUL JV, the six JV 2 Properties are no longer consolidated in the Company’s financial results, commencing April 30, 2015. The SUL JV is accounted for under the equity-method in the Company’s consolidated financial statements (see Note 11 to the accompanying Notes to Condensed Consolidated Financial Statements). Additionally, as part of the SUL JV, we formed Summit Healthcare Asset Management, LLC (the “Management Company”) as a wholly-owned taxable REIT subsidiary (TRS).   All acquisition fees and management fees will be paid to the Management Company and expenses incurred in the management of SUL JV will be reimbursed from the Management Company.

The SUL JV transaction had the following effect to reduce our assets and liabilities as of June 30, 2015:

Real estate properties	$(40,391,000)
Other assets	(832,000)
Loans payable, net	30,133,000
Other liabilities	1,182,000
Total contribution:	$9,908,000

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

Portfolio

At June 30, 2015, we own 11 healthcare facilities, located in five states. The following tables summarize our investments in real estate as of June 30, 2015:

Real Estate Properties:

	Properties	Beds	Square Footage	Purchase Price

SNF or SNF/IL	4	337	109,306	$31,740,000
AL or AL/MC	7	498	222,043	45,625,000
Total Real Estate Properties	11	835	331,349	$77,365,000

Property	Location	Date Purchased	Type	Beds	2015 Revenue[1]

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$246,000
Fern Hill Care Center	Portland, OR	August 3, 2012	SNF	63	262,000
Farmington Square	Medford, OR	September 14, 2012	AL/MC	71	433,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	801,000	[2]
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	484,000
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	100	478,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	371,000
The Shelby House	Shelby, NC	October 4, 2013	AL	72	228,000
The Hamlet House	Hamlet, NC	October 4, 2013	AL	60	329,000
The Carteret House	Newport, NC	October 4, 2013	AL	64	217,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	179,000
Total				835

1 Represents year to date through June 30, 2015 revenue based on in-place leases, including straight-line rent.

2 Represents year to date through June 30, 2015 rent due under a lease between the Company and a wholly-owned taxable REIT subsidiary (“Friendswood TRS”). Such rental income is eliminated in consolidation.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 20, 2015, except as disclosed in Note 2.

Results of Operations

Our results of operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 were significantly impacted as described below:

	Three Months Ended June 30,
	2015	2014	$ Change
Rental revenues	$2,022,000	$1,628,000	$394,000
Tenant reimbursements & other income	262,000	172,000	90,000
Resident services and fee income	2,307,000	1,460,000	847,000
Total revenues	4,591,000	3,260,000	1,331,000
Less expenses:
Property operating costs	(555,000)	(491,000)	(64,000)
Resident services costs	(1,887,000)	(1,206,000)	(681,000)
Net operating income (1)	2,149,000	1,563,000	586,000
Acquisition & asset management fees	422,000	—	422,000
Interest income from notes receivable	2,000	—	2,000
General and administrative	(1,133,000)	(1,106,000)	(27,000)
Depreciation and amortization	(1,020,000)	(873,000)	(147,000)
Income from equity-method investee	17,000	—	17,000
Other income	8,000	90,000	(82,000)
Interest expense	(856,000)	(717,000)	(139,000)
Gain on disposition of real estate properties	991,000	—	991,000
Income (loss) from continuing operations	580,000	(1,043,000)	1,623,000
Loss from discontinued operations	—	(71,000)	71,000
Net income (loss)	580,000	(1,114,000)	1,694,000
Noncontrolling interests’ share in income (losses)	(39,000)	233,000	(272,000)
Net income (loss) applicable to common stockholders	$541,000	$(881,000)	$1,422,000

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident service and fee income, tenant reimbursements and other income less property operating and resident services costs. NOI excludes interest income from notes receivable, general and administrative expense, acquisition and asset management fees, depreciation and amortization, other income, income from equity-method investee, interest expense, gain on disposition of real estate, and loss from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our healthcare properties includes rental revenues and tenant paid and/or reimbursements for property taxes and insurance. Property operating expenses include insurance, property taxes and other operating expenses. Net operating income increased to approximately $2.2 million for the three months ended June 30, 2015 from $1.6 million for the three months ended June 30, 2014, an increase of approximately $0.6 million. Approximately $0.4 million of the increase is due to the revenue derived from our 2015 acquisition and owning the 2014 acquisitions purchased in the third and fourth quarters of 2014 for one month during the three months ended June 30, 2015.

The increase in the acquisition and asset management fees of approximately $0.4 million is due to the fees received from the SUL JV.

Resident services and fee income and resident services costs are generated from Friendswood TRS. The Friendswood TRS financials have been consolidated beginning on May 1, 2014 and therefore includes two months of activities for the three months ended June 30, 2014 as opposed to three months for the three months ended June 30, 2015.

General and administrative expense for the three months ended June 30, 2015 was comparable to the three months ended June 30, 2014.

Depreciation and amortization increased by approximately $0.1 million for the second quarter of 2015 due to the timing of our 2014 property acquisitions. We owned 17 healthcare properties for one month in the second quarter of 2015 as opposed to 11 properties in the second quarter of 2014. The total increase is offset by the contribution of six properties to SUL JV in late April 2015.

Income from equity-method investee represents the income for the second quarter of 2015 related to the SUL JV.

Interest expense increases in 2015 are primarily due to the increase in interest expense on our new loans payable for properties acquired at the end of 2014, slightly offset by our contribution of the six properties to the SUL JV.

The decrease in other income is due to collection of the Servant Note in 2014.

In April 2015, as a result of the disposition of the JV 2 Properties contributed to the SUL JV, we recorded a partial gain on disposition of approximately $1.0 million related to the disposition of these properties (see Note 10 to the accompanying Notes to Condensed Consolidated Financial Statements).

The loss from discontinued operations represents the Sherburne Commons activities in 2014. On January 7, 2015, we sold Sherburne Commons (see Note 10 to the accompanying Notes to Condensed Consolidated Financial Statements).

Six months ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015	2014	$ Change
Rental revenues	$4,693,000	$3,364,000	$1,329,000
Tenant reimbursements & other income	574,000	373,000	201,000
Resident services and fee income	4,550,000	1,460,000	3,090,000
Total revenues	9,817,000	5,197,000	4,620,000
Less expenses:
Property operating costs	(1,130,000)	(839,000)	(291,000)
Resident services costs	(3,624,000)	(1,206,000)	(2,418,000)
Net operating income (1)	5,063,000	3,152,000	1,911,000
Acquisition & asset management fees	422,000	—	422,000
Interest income from notes receivable	4,000	4,000	—
General and administrative	(2,077,000)	(1,776,000)	(301,000)
Asset management fees and expenses	—	(205,000)	205,000
Real estate acquisition costs	—	(4,000)	4,000
Depreciation and amortization	(2,265,000)	(2,111,000)	(154,000)
Reserve for advisor obligations	—	(189,000)	189,000
Income from equity-method investee	17,000	—	17,000
Other income	10,000	104,000	(94,000)
Interest expense	(1,939,000)	(1,437,000)	(502,000)
Gain on disposition of real estate properties	991,000	—	991,000
Income (loss) from continuing operations	226,000	(2,462,000)	2,688,000
Loss from discontinued operations	(1,582,000)	(236,000)	(1,346,000)
Net loss	(1,356,000)	(2,698,000)	1,342,000
Noncontrolling interests’ share in losses	(76,000)	578,000	(654,000)
Net loss applicable to common stockholders	$(1,432,000)	$(2,120,000)	$688,000

(1)	NOI is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident services and fee income, tenant reimbursements and other income less property operating and resident services costs. NOI excludes interest income from notes receivable, general and administrative expense, acquisition and asset management fees and expenses, real estate acquisition costs, depreciation and amortization, other income, interest expense, gain on disposition of real estate properties and loss from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our healthcare properties includes rental revenues and tenant paid and/or reimbursements for property taxes and insurance. Property operating expenses include insurance, property taxes and other operating expenses. Net operating income increased to approximately $5.1 million for the six months ended June 30, 2015 from $3.2 million for the six months ended June 30, 2014, an increase of approximately $1.9 million. Approximately $1.4 million of the increase is due to the revenue derived from our 2015 healthcare acquisition and owning the 2014 acquisitions purchased in the third and fourth quarters of 2014 for four months during the six months ended June 30, 2015.

The increase in the acquisition and asset management fees of approximately $0.4 million is due to the fees received from the SUL JV.

Resident services and fee income and resident services costs are generated from Friendswood TRS. The Friendswood TRS financials were consolidated on May 1, 2014 and therefore includes two months of activities for the six months ended June 30, 2014 as opposed to six months for the six months ended June 30, 2015.

General and administrative expense was $2.1 million for the six months ended June 30, 2015 and $1.8 million for the six months ended June 30, 2014. The increase was primarily due to increases in employee payroll expenses of $0.7 million, offset by lower advisor fees of $0.2 million and consulting fees of $0.2 million.

Depreciation and amortization increased by approximately $0.2 million for the six months ended June 30, 2015 due to the timing of our 2014 property acquisitions. We owned 17 healthcare properties for the four months in the first half of 2015 as opposed to 11 properties in the first half of 2014. The increase is offset by the contribution of six properties to the SUL JV.

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

Income from equity-method investee represents the income for the first half of 2015 related to the SUL JV.

Interest expense increases in 2015 are primarily due to the increase in interest expense on our new loans payable for properties acquired at the end of 2014, slightly offset by our contribution of six properties to the SUL JV.

Other income decreased due to the collection of the Servant Note in 2014.

In April 2015, as a result of the disposition of the JV 2 Properties contributed to the SUL JV, we recorded a partial gain on disposition of approximately $1.0 million related to the disposition of these properties (see Note 10 to the accompanying Notes to Condensed Consolidated Financial Statements).

The loss from discontinued operations represents the Sherburne Commons activities in 2014. On January 7, 2015, we sold Sherburne Commons (see Note 10 to the accompanying Notes to Condensed Consolidated Financial Statements) and recorded a loss on disposition of $1.6 million.

Liquidity and Capital Resources

As of June 30, 2015, we had approximately $10.4 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources for the next twelve months.

Going forward, we expect our primary sources of cash to be rental revenues, asset management fees, joint venture equity and refinancing of existing debt. In addition, we may increase cash through the sale of additional properties, which may result in the deconsolidation of properties we already own, or borrowing against currently-owned properties. For the foreseeable future, we expect our primary uses of cash to be for the repayment of principal on loans payable, funding future acquisitions, operating expenses and interest expense on outstanding indebtedness. We may also incur expenditures for renovations of our existing properties, such as increasing the size of the properties by developing additional rentable square feet and/or making the space more appealing.

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

Our FFO have increased considerably over the past year primarily due to increased rental revenue from our acquisitions, reduced expenses and the elimination of asset management and acquisition related fees paid to Cornerstone Realty Advisors, LLC (“CRA”) resulting from the termination of the Advisory Agreement offset by the transition to self-management. FFO for the three months ended June 30, 2015 and 2014 were $522,000 and ($56,000), respectively. FFO for the six months ended June 30, 2015 and 2014 were $1,327,000 and ($145,000), respectively.

Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with the acquisitions and operation of properties. Our ability to repay or refinance debt could be adversely affected by an inability to secure financing at reasonable terms, if at all.

Credit Facilities and Loan Agreements

As of June 30, 2015, we had debt obligations of approximately $58.7 million. The outstanding balance by lender is as follows:

•	The PrivateBank and Trust Company – approximately $7.3 million maturing January 2016 through September 2017;
•	GE Capital – approximately $15.0 million maturing September 2017 through July 2018;
•	Lancaster Pollard (HUD) – approximately $23.9 million maturing from September 2039 through September 2049; and
•	Lancaster Pollard (HUD) – approximately $12.5 million maturing December 2049

Distributions

We made no stockholder distributions during the three and six months ended June 30, 2015.

Funds from Operations

FFO is a non-GAAP supplemental financial measure that is widely recognized as a measure of REIT operating performance. We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

The following is reconciliation from net loss applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO (presentation has been prepared to conform to other REIT presentation) for the three and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income (loss) applicable to common stockholders (GAAP)	$541,000	$(881,000)	$(1,432,000)	$(2,120,000)
Adjustments:
Depreciation and amortization	1,020,000	873,000	2,265,000	2,111,000
Depreciation and amortization related to non-controlling interests	(48,000)	(48,000)	(97,000)	(136,000)
Gain on disposition of real estate properties	(991,000)	—	(991,000)	—
Loss on disposition of VIE	—	—	1,582,000	—
Funds provided by (used in) operations (FFO) applicable to common stockholders	$522,000	(56,000)	1,327,000	(145,000)
Weighted-average number of common shares
Outstanding - basic and diluted	23,028,014	23,028,014	23,028,014	23,028,014
FFO per weighted average common shares	$0.02	$(0.00)	$0.06	$(0.01)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our President (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this report.

(b) Not applicable.

(c) During the three months and six months ended June 30, 2015, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

The 2015 Annual Meeting of Stockholders (the “2015 Annual Meeting”) of the Company has been scheduled for October 28, 2015. Because the date of the 2015 Annual Meeting is more than 30 days before the anniversary date of the Company’s 2014 Annual Meeting of Stockholders, in accordance with Rule 14a-5(f) under the Exchange Act, the Company is informing stockholders of the change.

For stockholders who wish to present a proposal to be considered for inclusion in our proxy statement and for consideration at the 2015 Annual Meeting, pursuant to Rule 14a-8 under the Exchange Act, the proposal must have been be received by our Corporate Secretary, Summit Healthcare REIT, Inc. 2 South Pointe Drive, Suite 100, Lake Forest, California 92630 no later than June 22, 2015. Stockholder proposals must otherwise comply with the requirements of Rule 14a-8 of the Exchange Act.

This date of the 2015 Annual Meeting also affects the notification deadline for stockholders who wish to nominate candidates for director or propose other business for consideration at the 2015 Annual Meeting. In such case, our Bylaws currently provide that, in order for a stockholder to bring nominations or business at the 2015 Annual Meeting, certain conditions set forth in Section 2.12 of our Bylaws must be satisfied, including delivery of notice of such nomination or proposal to our Corporate Secretary at the address above no earlier than May 31, 2015, and no later than June 30, 2015 or ten days following the date of this report (whichever is later).

Item 6. Exhibits

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

3.3	Articles of Amendment of Cornerstone Core Properties REIT, Inc. dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of Cornerstone Core Properties REIT, Inc. dated June 30, 2010 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

10.1	Limited Liability Company Agreement of Summit Union Life Holdings, LLC between Summit Healthcare Operating Partnership, L.P. and Best Years, LLC dated as of April 7, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2015).

10.2	Assignment and Assumption of Limited Liability Company Membership Interests made by Summit Healthcare Operating Partnership, L.P. and Summit Union Life Holdings, LLC dated as of April 28, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 1, 2015).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of August 2015.

SUMMIT HEALTHCARE REIT, INC.

By:	/s/ Kent Eikanas
Kent Eikanas
President
(Principal Executive Officer)

By:	/s/ Elizabeth A. Pagliarini
Elizabeth A. Pagliarini
Chief Financial Officer
(Principal Financial Officer )

