Form 10-Q
period 2015-09-30
Summit Healthcare REIT, Inc
filed 2015-11-12
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, we had 23,027,978 shares issued and outstanding.

1

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Cash and cash equivalents	$10,092,000	$4,405,000
Restricted cash	4,212,000	3,759,000
Real estate properties (certain assets held in variable interest entity):
Land	6,502,000	8,432,000
Buildings and improvements, net	60,026,000	84,428,000
Furniture and fixtures, net	3,373,000	5,862,000
Real estate properties, net	69,901,000	98,722,000
Notes receivable	4,840,000	132,000
Deferred costs and deposits	532,000	356,000
Deferred financing costs, net	1,340,000	1,453,000
Tenant and other receivables, net	3,797,000	2,599,000
Deferred leasing commissions, net	1,738,000	1,859,000
Other assets, net	346,000	657,000
Equity-method investment	884,000	—
Assets of variable interest entity held for sale	—	4,139,000
Total assets	$97,682,000	$118,081,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$2,475,000	$1,995,000
Accrued salaries and benefits	153,000	342,000
Security deposits	1,399,000	2,029,000
Liabilities (certain liabilities held in variable interest entity):
Loans payable, net of debt discounts	57,977,000	77,972,000
Liabilities of variable interest entity held for sale	—	2,700,000
Total liabilities	62,004,000	85,038,000

Commitments, contingencies and subsequent events

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2015 and December 31, 2014
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 and 23,028,014 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	23,000	23,000
Additional paid-in capital	117,226,000	117,226,000
Accumulated deficit	(83,121,000)	(80,873,000)
Total stockholders’ equity	34,128,000	36,376,000
Noncontrolling interest	1,550,000	(3,333,000)
Total equity	35,678,000	33,043,000
Total liabilities and stockholders’ equity	$97,682,000	$118,081,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine months September 30,
	2015	2014	2015	2014
Revenues:
Rental revenues	$1,657,000	$1,662,000	$6,350,000	$5,027,000
Resident services and fee income	2,381,000	2,100,000	6,931,000	3,559,000
Tenant reimbursements and other income	232,000	181,000	806,000	554,000
Acquisition and asset management fees	25,000	—	447,000	—
Interest income from notes receivable	2,000	—	6,000	4,000
	4,297,000	3,943,000	14,540,000	9,144,000
Expenses:
Property operating costs	460,000	397,000	1,590,000	1,236,000
Resident services costs	1,924,000	1,784,000	5,548,000	2,990,000
General and administrative	999,000	1,141,000	3,076,000	2,917,000
Asset management fees and expenses	—	—	—	205,000
Real estate acquisition costs	—	(4,000)	—	—
Depreciation and amortization	889,000	873,000	3,154,000	2,984,000
Reserve for excess advisor obligation	—	—	—	189,000
	4,272,000	4,191,000	13,368,000	10,521,000
Operating income (loss)	25,000	(248,000)	1,172,000	(1,377,000)

Income from equity-method investee	26,000	—	43,000	—
Other income	16,000	—	26,000	104,000
Interest expense	(723,000)	(882,000)	(2,662,000)	(2,319,000)
Gain on disposition of real estate properties	—	—	991,000	—
Loss from continuing operations	(656,000)	(1,130,000)	(430,000)	(3,592,000)

Income (loss) from discontinued operations	(117,000)	36,000	(1,699,000)	(200,000)

Net loss	(773,000)	(1,094,000)	(2,129,000)	(3,792,000)
Noncontrolling interests’ share in losses	(43,000)	135,000	(119,000)	713,000
Net loss applicable to common stockholders	$(816,000)	$(959,000)	$(2,248,000)	$(3,079,000)
Basic and diluted income (loss) per common share:
Continuing operations applicable to common stockholders	$(0.03)	$(0.04)	$(0.02)	$(0.16)
Discontinued operations	$—	$—	$(0.07)	$0.03
Net loss applicable to common stockholders	$(0.03)	$(0.04)	$(0.09)	$(0.13)

Weighted average shares used to calculate basic and diluted net loss per common share	23,027,978	23,028,014	23,027,978	23,028,014

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the nine months ended September 30, 2015

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2015	23,028,014	$23,000	$117,226,000	$(80,873,000)	$36,376,000	$(3,333,000)	$33,043,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(114,000)	(114,000)
Surrendered shares	(36)	—	—	—	—	—	—
Decrease in noncontrolling interests related to disposition of a VIE	—	—	—	—	—	4,878,000	4,878,000
Net (loss) income	—	—	—	(2,248,000)	(2,248,000)	119,000	(2,129,000)
Balance — September 30, 2015	23,027,978	$23,000	$117,226,000	$(83,121,000)	$34,128,000	$1,550,000	$35,678,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,129,000)	$(3,792,000)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Amortization of deferred financing costs and debt discounts	172,000	263,000
Depreciation and amortization	3,154,000	2,984,000
Straight-line rents	(755,000)	(339,000)
Bad debt expense	225,000	37,000
Loss on disposition of VIE	1,582,000	—
Gain on disposition of real estate properties	(991,000)	—
Income from equity-method investee	(43,000)	—
Change in operating assets and liabilities:
Tenant and other receivables, net	(330,000)	(849,000)
Prepaid and other assets	301,000	15,000
Prepaid rent, security deposit and deferred revenues	99,000	(425,000)
Related party receivables	—	(173,000)
Accounts payable and accrued liabilities	738,000	1,048,000
Accrued salaries and benefits	(188,000)	—
Net cash and cash equivalents provided by (used in) operating activities	1,835,000	(1,231,000)

Cash flows from investing activities
Restricted cash	(710,000)	(2,422,000)
Deferred costs and deposits	(491,000)	(233,000)
Real estate acquisitions and capitalized costs	(14,300,000)	(8,036,000)
Real estate improvements, net	(82,000)	(226,000)
Distributions receivable	(490,000)	—
Distributions received from equity method investee	23,000	—
Payments from note receivable	22,000	69,000
Proceeds from contribution of properties	9,908,000	—
Net cash and cash equivalents used in investing activities	(6,120,000)	(10,848,000)

Cash flows from financing activities:
Proceeds from issuance of loans payable	11,440,000	30,240,000
Payments of loans payable	(1,240,000)	(22,020,000)
Security deposits received	—	21,000
Non-controlling interest contribution	—	257,000
Distributions paid to non-controlling interests	(114,000)	(28,000)
Deferred financing costs	(114,000)	(906,000)
Net cash and cash equivalents provided by financing activities	9,972,000	7,564,000
Net increase (decrease) in cash and cash equivalents	5,687,000	(4,515,000)
Cash and cash equivalents - beginning of period	4,405,000	10,662,000
Cash and cash equivalents - end of period (including cash of VIE held for sale)	10,092,000	6,147,000
Less cash and cash equivalents of VIE held for sale – end of period (see Note 10)	—	(17,000)
Cash and cash equivalents – end of period	$10,092,000	$6,130,000

NON-CASH INVESTING AND FINANCING
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,456,000	$2,023,000
Security deposit not received	—	198,000

Supplemental disclosure of non-cash investing activities:

In January 2015, the Company sold its interests in Sherburne Commons for a note receivable of $5.0 million due in December 2017 (see Note 6).

In January 2015, $207,000 of deferred costs were reclassified to real estate acquisitions.

In April 2015, the Company contributed six properties to a 10%-owned equity investment (see Note 11). This transaction had the following non-cash effect on the Company’s 2015 condensed consolidated balance sheet:

Real estate properties	$(40,391,000)
Other assets	(832,000)
Loans payable, net	30,133,000
Other liabilities	1,182,000
Total contribution:	$9,908,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Generally we conduct substantially all of our operations through Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), which is a Delaware limited partnership. At September 30, 2015, we own a 99.88% general partner interest in the Operating Partnership, and CRA owns a 0.12% limited partnership interest. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. These financial statements include consolidation of a variable interest entity (“VIE”) that was classified as held for sale until January 7, 2015, at which time the VIE was sold (see Note 6).

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

During 2012, we acquired the following healthcare properties through CHP LLC (collectively, the “JV Properties”): Sheridan Care Center, Fernhill Care Center, Farmington Square, Friendship Haven Healthcare and Rehabilitation Center (“Friendship Haven”) and Pacific Health and Rehabilitation Center. In the third quarter of 2013, CHP LLC sold a portion of its interests in the JV Properties to third party investors. Proceeds from the sale of interests in these JV Properties were approximately $0.9 million and were received in January 2014, of which we received $0.9 million and CHREF received $41,000. As of September 30, 2015, we owned an 89.0% interest in the JV Properties, CHREF owned a 4.7% interest and third party investors owned 6.3%. In October 2015, Summit purchased the membership interests of the third party investors for approximately $0.9 million. As a result of this transaction, we now own a 95.3% interest in the JV Properties, and CHREF owns a 4.7% interest (see Note 12).

Friendswood TRS

In May 2014, we formed a taxable REIT subsidiary (“Friendswood TRS”) which became the licensed operator and tenant of Friendship Haven (see Note 4).

Summit Union Life Holdings, LLC

On April 29, 2015, through our Operating Partnership, we entered into a limited liability company agreement (“SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (“Union Life”), and formed Summit Union Life Holdings, LLC (“SUL JV”).

In conjunction with the SUL JV, the Operating Partnership contributed all of its limited liability company interest in each of six limited liability companies that collectively own Lamar Estates, Monte Vista Estates, Myrtle Point Care Center, Gateway Care and Retirement Center, Applewood Retirement Community and Loving Arms Assisted Living (collectively, the “JV 2 Properties”) to the SUL JV, resulting in the SUL JV owning each of the JV 2 Properties. Best Years, in conjunction with the SUL JV, contributed cash in the amount of approximately $9.9 million to the SUL JV of which we received a net amount of $9.2 million after paying down the Loving Arms Assisted Living loan payable of $715,000 (see Note 8). Under the SUL LLC Agreement, as a result of these contributions and cash distributions, the Operating Partnership and Best Years own a 10% and 90% equity interest in the SUL JV, respectively. The Operating Partnership recorded a distribution receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the JV 2 Properties due to cash restrictions related to the loans payable for the contributed JV 2 Properties. The distribution receivable is included in tenant and other receivables on the condensed consolidated balance sheets.

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

Summit Healthcare Asset Management, LLC (TRS)

Additionally, as part of the SUL JV, we formed Summit Healthcare Asset Management, LLC (the “Management Company”) as a wholly-owned taxable REIT subsidiary (TRS). We serve as the manager of the SUL JV and provide various services in exchange for fees and reimbursements. All acquisition fees and management fees will be paid to the Management Company and expenses incurred by us, as the manager, will be reimbursed from the Management Company. Under the SUL LLC Agreement, Best Years paid the Management Company a one-time acquisition fee equal to 1% of the original purchase price paid for the JV 2 Properties, approximately $405,000. Annual asset management fees to be paid by the SUL JV to the Management Company are equal to 0.25% of the original purchase price paid for the JV 2 Properties.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The FASB has issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.  In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our condensed consolidated financial statements which we will adopt in 2018.

Reclassifications

Certain amounts in the Company’s condensed consolidated statements of operations for property operating costs and resident services costs for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on total consolidated results of operations for prior periods.

3. Fair Value Measurements of Financial Instruments

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, notes receivable (except as noted below), deferred costs and deposits, tenant and other receivables, deferred leasing commissions, certain other assets, accounts payable and accrued liabilities, security deposits and loans payable. With the exception of the Nantucket note receivable (see Note 6) and loans payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of September 30, 2015, the fair value of the Nantucket note receivable (see Note 6) was $4.9 million compared to the carrying value of $4.7 million. The fair value of the note receivable was estimated based on cash flow analysis at an assumed market rate of interest. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of September 30, 2015 and December 31, 2014, the fair value of loans payable was $59.6 million and $80.1 million compared to the gross carrying value of $58.6 million and $78.8 million, respectively. The fair value of loans payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of September 30, 2015, we utilized discount rates ranging from 4.4% to 4.75% and a weighted average discount rate of 4.47%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances (see Note 4). No impairments were recorded during the three and nine months ended September 30, 2015.

At September 30, 2015 and December 31, 2014, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

4. Investments in Real Estate Properties

As of September 30, 2015 and December 31, 2014, adjusted cost and accumulated depreciation related to investments in real estate, and excluding assets of a VIE held for sale, were as follows:

	September 30, 2015	December 31, 2014

Land	$6,502,000	$8,432,000
Buildings and improvements	65,319,000	88,241,000
Less: accumulated depreciation	(5,293,000)	(3,813,000)
Buildings and improvements, net	60,026,000	84,428,000
Furniture and fixtures	6,550,000	8,133,000
Less: accumulated depreciation	(3,177,000)	(2,271,000)
Furniture and fixtures, net	3,373,000	5,862,000
Real estate properties, net	$69,901,000	$98,722,000

In April 2015, we formed the SUL JV with Best Years and contributed the JV 2 Properties to the SUL JV. See Notes 10 and 11 for further information regarding the disposition of our real estate properties and equity-method investment.

As of September 30, 2015, our portfolio consists of 11 properties which were 100% leased to the operators of the related facilities. The following table provides summary information regarding our properties:

Property (1)	Location	Date Purchased	Type(3)	Purchase Price	Loans Payable as of September 30, 2015	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$5,081,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,458,000	63
Farmington Square	Medford, OR	September 14, 2012	AL/MC	8,500,000	6,792,000	71
Friendship Haven Healthcare and Rehabilitation Center (2)	Galveston County, TX	September 14, 2012	SNF	15,000,000	6,374,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	7,431,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,275,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	5,843,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,886,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	4,129,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,483,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65

Total:				$77,365,000	$58,552,000	835

(1)	The above table excludes Sherburne Commons Residences, LLC (“Sherburne Commons”), a VIE that was sold on January 7, 2015 (see Note 6).

(2)	We terminated the lease with the operator of this facility on March 16, 2014 and became the licensed operator of the facility on May 1, 2014 through a wholly-owned taxable REIT subsidiary (Friendswood TRS).

(3)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for the properties owned as of September 30, 2015 for the period from October 1, 2015 to December 31, 2015 and for each of the four following years and thereafter are as follows:

Year
October 1, 2015 to December 31, 2015	$1,851,000
2016	7,498,000
2017	7,669,000
2018	7,844,000
2019 and thereafter	66,729,000
$91,591,000

The schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases, includes the rental revenues for the tenant of Friendship Haven and excludes tenant reimbursements.

Friendswood TRS

Beginning in January 2014, the tenant/operator of Friendship Haven ceased paying rent payments due to us under the lease agreement. On March 16, 2014, we terminated the lease agreement. Effective May 1, 2014, we became the licensed operator and tenant of the facility through Friendswood TRS. Upon becoming the licensed operator of the facility, we entered into a management agreement with an affiliate of Stonegate Senior Living (“Stonegate”). In October 2015, we amended the management agreement with Stonegate to increase the term from two years to 12 years (see Note 12). We plan to operate the facility with Stonegate until a long-term lease agreement can be secured with a new operator.

Leasing Commissions

Leasing commissions (paid to CRA prior to April 1, 2014) were capitalized at cost and are being amortized on a straight-line basis over the related lease term. As of September 30, 2015 and December 31, 2014, total costs incurred were $2.2 million and the unamortized balance of capitalized leasing commissions was $1.7 million and $1.9 million, respectively. In March 2014, the amortization of Friendship Haven’s leasing commission totaling $0.4 million was accelerated due to the lease termination on March 16, 2014. Amortization expense for the three months ended September 30, 2015 and 2014 was $40,000. Amortization expense for the nine months ended September 30, 2015 and 2014 was $121,000 and $489,000, respectively.

Acquisitions – 2015

Loving Arms Assisted Living

On January 23, 2015, we acquired an 84-bed assisted living facility in Front Royal, Virginia (“Loving Arms”) for a total purchase price of $14.3 million, which was funded through cash on hand plus a collateralized loan as described in Note 8. Loving Arms is leased under a 15-year triple net lease.

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

Loving Arms was contributed to the SUL JV in April 2015. See Note 11.

5. Concentration of Risk

Our cash is generally invested in investment-grade short-term instruments. As of September 30, 2015, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of September 30, 2015, we owned one property in California, four properties in Oregon, four properties in North Carolina, one property in Texas and one property in Illinois. Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states. For the three months ended September 30, 2015, we leased our 11 healthcare properties to affiliates of five different operators under long-term triple net leases, two of which comprise 49% and 29% of our tenant rental revenue. For the three months ended September 30, 2014, we leased our 11 healthcare properties to affiliates of five different operators under long-term triple net leases, two of which comprise 49% and 29% of our tenant rental revenue. For the nine months ended September 30, 2015, we leased our 11 healthcare properties to affiliates of five different operators under long-term triple net leases, two of which comprise 49% and 29% of our tenant rental revenue. For the nine months ended September 30, 2014, we leased our 11 healthcare properties to affiliates of five different operators under long-term triple net leases, two of which comprise 48% and 28% of our tenant rental revenue.

6. Notes Receivable

Servant Healthcare Investments, LLC

The Servant Healthcare Investments, LLC note was paid in full on May 2, 2014. For the three months ended September 30, 2015 and 2014, interest income related to the note receivable was $0. For the nine months ended September 30, 2015 and 2014, interest income related to the note receivable was $0 and $4,000, respectively.

Fernhill Note

In September 2014, we loaned to the operator of the Fernhill facility approximately $140,000 for certain capital expenditures. The note provides for interest at a fixed rate of 6% and is payable in monthly installments through January 2019. As of September 30, 2015 and December 31, 2014, the balance on the note was approximately $0.1 million.

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

The $5.0 million purchase money note is collateralized by the Sherburne Commons property, bears an annual interest rate of 3.5% and matures on December 31, 2017. At Sherburne Buyer’s election, interest may accrue and not be payable through December 31, 2015 with all accrued but unpaid interest being payable in full on January 1, 2016. Interest income for the three and nine months ended September 30, 2015 was $43,000 and $126,000, respectively, has been fully reserved and will be recognized as cash is received. Outstanding and unpaid principal and interest due shall be paid from the net proceeds payable to Sherburne Buyer from the sale of the residential cottages in Sherburne Commons. We may also participate in additional interest of up to $1 million from 50% of the net proceeds of cottage sales through December 31, 2018.

As of September 30, 2015, we have not collected any funds related to the principal or interest on the note and the outstanding balance on the note receivable was $4.7 million.

As we are no longer the primary beneficiary of the VIE, it is no longer being consolidated as of January 7, 2015. As of December 31, 2014, the VIE was classified as assets of a VIE held for sale and liabilities of a VIE held for sale and as of September 30, 2014, the results of operations for the VIE held for sale was presented in discontinued operations on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2015, we recorded a loss on disposition of $0.1 million and $1.7 million for this VIE, which is included in the condensed consolidated statements of operations.

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

As of September 30, 2015 and December 31, 2014, the gross balance of this receivable was $0.7 million. CRA has not made any payments in 2014 or 2015. The balance of this receivable has been fully reserved for as of September 30, 2015 and December 31, 2014.

Acquisition Fees and Expenses - No acquisition fees were earned by CRA during the three and nine months ended September 30, 2015 and 2014.

Management Fees and Expenses - For the three months ended September 30, 2015 and 2014, CRA earned $0 of asset management fees. For the nine months ended September 30, 2015 and 2014, CRA earned $0 and $0.2 million, respectively. These costs are included in asset management fees and expenses in our condensed consolidated statements of operations.

In addition, the Advisory Agreement provided for our reimbursement to CRA for the direct and indirect costs and expenses incurred by CRA in providing asset management services to us, including related personnel and employment costs. For the three months ended September 30, 2015 and 2014, CRA was reimbursed $0 of such direct and indirect costs and expenses. For the nine months ended September 30, 2015 and 2014, CRA was reimbursed $0 and $36,000, respectively, of such direct and indirect costs and expenses. These costs are included in asset management fees in our condensed consolidated statements of operations.

As of March 2014, we overpaid CRA $32,000 for asset management fees. We have recorded this amount as receivable from related party in our condensed consolidated balance sheets and reserved for the entire amount due to the uncertainty of collectability.

Operating Expenses - For the three months ended September 30, 2015 and 2014, no operating expenses incurred on our behalf were reimbursed to CRA. For the nine months ended September 30, 2015 and 2014, we reimbursed $0 million and $0.2 million of operating costs incurred by CRA on our behalf, respectively. These costs are included in general and administrative expenses on our condensed consolidated statements of operations. We paid $189,000 in excess operating expense reimbursements to CRA in prior periods. Accordingly, we have recorded this receivable due from CRA and reserved for the entire amount due to the uncertainty of collectability.

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

Property Management and Leasing Fees and Expenses - For the three months ended September 30, 2015 and 2014, CRA earned no property management fees. For the nine months ended September 30, 2015 and 2014, CRA earned approximately $0 and $42,000, respectively, of property management fees. CRA did not earn any leasing fees for the three and nine months ended September 30, 2015 and 2014. These costs are included in property operating and maintenance expenses in our condensed consolidated statements of operations.

Disposition Fee – No disposition fees were earned during the three and nine months ended September 30, 2015 and 2014.

Subordinated Participation Provisions – No subordinated participation fees were earned during the three and nine months ended September 30, 2015 and 2014.

SUL JV

See Notes 1 and 11 for further discussion of related party distributions and asset management fees related to the SUL JV.  Certain deferred acquisition costs paid by us relate to acquisitions to be acquired by the SUL JV and will be reimbursed to us upon closing of such acquisitions. As such, as of September 30, 2015, approximately $0.1 million has been recorded as a receivable and included in tenant and other receivables in the condensed consolidated balance sheets.

8. Loans Payable

In April 2015, we formed the SUL JV with Best Years and contributed the JV 2 Properties to the SUL JV: Lamar Estates, Monte Vista Estates, Myrtle Point Care Center, Gateway Care and Retirement Center, Applewood Retirement Community, and Loving Arms. Approximately $30.4 million of loans payable were transferred to the SUL JV upon disposition of the properties (approximately $10.6 million from GE Capital Corporation and $19.8 million from The PrivateBank and Trust Company). See Notes 10 and 11 for further information regarding the disposition of real estate properties.

As of September 30, 2015 and December 31, 2014, loans payable consisted of the following:

	September 30, 2015	December 31, 2014
Loans payable to GE Capital Corporation in monthly installments of approximately $82,000, including interest at LIBOR (floor of 0.50%) plus 4.5% (5.0% at September 30, 2015 and December 31, 2014, respectively), due in September 2017 through July 2018, collateralized by Friendship Haven, Brookstone of Aledo, and Redding as of September 30, 2015, and Friendship Haven, Brookstone of Aledo, Redding, Gateway and Applewood as of December 31, 2014.	$15,016,000	$25,617,000

Loans payable to The PrivateBank and Trust Company in monthly installments of approximately $45,000, including interest at LIBOR (floor of up to 1.0%) plus 4% (5.0% at September 30, 2015 and 4.50% to 5.0% at December 31, 2014, respectively), collateralized by Danby House and due in January 2016 as of September 30, 2015, and Danby House, Myrtle Point, Lamar Estates and Monte Vista Estates as of December 31, 2014.	7,275,000	16,350,000

Loans payable to Lancaster Pollard Mortgage Company, LLC (insured by HUD) in monthly installments of approximately $119,000, including interest ranging from a fixed rate of 3.75% to 3.78%, plus 0.65% for mortgage insurance, due in September 2039 through December 2049, collateralized by Sheridan, Fernhill, Tigard, Medford, Shelby, Hamlet and Carteret.	36,261,000	36,785,000
	58,552,000	78,752,000
Less debt discount	(575,000)	(780,000)
Total loans payable	$57,977,000	$77,972,000

We have total debt obligations of approximately $58.6 million that will mature between 2016 and 2049. See Note 4 for loans payable balance for each owned property.

In connection with our loans payable, we incurred debt discounts and financing costs. The unamortized balance of the deferred financing costs totaled $1.6 million and $1.5 million, as of September 30, 2015 and December 31, 2014, respectively. The unamortized balance of the debt discount totaled $0.6 million and $0.8 million, as of September 30, 2015 and December 30, 2014, respectively. The capitalized financing costs and debt discounts are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended September 30, 2015 and 2014, $42,000 and $0.2 million, respectively, of deferred financing costs and debt discounts were amortized and included in interest expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2015 and 2014, $0.2 million and $0.3 million, respectively, of deferred financing costs and debt discounts were amortized and included in interest expense in our condensed consolidated statements of operations.

The principal payments due on the loans payable (excluding debt discount) for the period from October 1, 2015 to December 31, 2015 and for each of the four following years and thereafter ending December 31 are as follows:

Year	Principal Amount
October 1, 2015 to December 31, 2015	$384,000
2016	8,154,000
2017	9,855,000
2018	6,354,000
2019 and thereafter	33,805,000
$58,552,000

General Electric Capital Corporation (“GE”)

As of September 30, 2015 and December 31, 2014, we had net borrowings of $15.0 million and $25.6 million, respectively, under the GE loan agreements. See table above for further information. During the three months ended September 30, 2015 and 2014, we incurred approximately $0.2 million and $0.5 million, respectively, of interest expense related to the GE loans. During the nine months ended September 30, 2015 and 2014, we incurred approximately $0.7 million and $1.3 million, respectively, of interest expense related to the GE loans. In October 2015, we refinanced the GE loans for Friendship Haven with Oxford Finance Corporation and Brookstone of Aledo with Lancaster Pollard Mortgage Company, LLC. See Note 12 for further information.

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

As of September 30, 2015 and December 31, 2014, we had net borrowings of $7.3 million and $16.4 million, respectively, under the PrivateBank loans. See table above for further information. During the three months ended September 30, 2015 and 2014, we incurred approximately $0.1 million and $0.3 million of interest expense, respectively, related to the PrivateBank loans. During the nine months ended September 30, 2015 and 2014, we incurred approximately $0.6 million and $0.7 million of interest expense, respectively, related to the PrivateBank loans.

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

As of September 30, 2015 and December 31, 2014, we had net borrowings of $36.3 million and $36.8 million under the HUD loans. During the three months ended September 30, 2015 and 2014, we incurred approximately $0.4 million and $0.1 million, respectively, of interest expense related to the HUD loans. During the nine months ended September 30, 2015 and 2014, we incurred approximately $1.2 million and $0.1 million, respectively, of interest expense related to the HUD loans.

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

In connection with our becoming the licensed operator of Friendship Haven through a wholly-owned taxable REIT subsidiary, we have entered into a management agreement with an affiliate of Stonegate. The management agreement, as amended, calls for us to pay to Stonegate a termination fee if we terminate the agreement before October 6, 2016. As of September 30, 2015, the agreement with them has not been terminated.

Purchase Option

As of September 30, 2015, we own one property with a book value of approximately $7.6 million that is subject to a purchase option that became exercisable on September 14, 2014. The option provides the option holder with the right to purchase the property at increasing exercise price intervals based on elapsed time, starting at $10.8 million. The option expires August 13, 2022. As of September 30, 2015, the option holder has not provided notice or exercised their option.

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

Indemnification and Employment Agreements

The Company has entered into indemnification agreements with certain officers and directors of the Company against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by him or her in connection with any proceeding. Additionally, in September 2015, the Company entered into three-year employment agreements with its officers which include customary terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a cash payment following a change in control of the Company, as defined in such agreements.

Management of the SUL JV

As the manager of the SUL JV, we are responsible for managing the day-to-day operations of the SUL JV and are, thus, subject to contingencies that may arise in the normal course of the SUL JV’s operations.

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

The following is a summary of the components of loss from discontinued operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Rental revenues, tenant reimbursements and other income	$—	$700,000	$—	$1,853,000
Operating expenses and real estate taxes	—	(664,000)	—	(2,053,000)
Loss on disposition of VIE	(117,000)	—	(1,699,000)	—
Loss from discontinued operations	$(117,000)	$36,000	$(1,699,000)	$(200,000)

The following table presents balance sheet information for the properties classified as held for sale as of September 30, 2015 and December 31, 2014. FASB ASC 360 requires that assets classified as held for sale be carried at the lesser of their carrying amount or estimated fair value, less estimated selling costs.

	September 30, 2015	December 31, 2014
Assets of variable interest entity held for sale:
Cash and cash equivalents	$—	$36,000
Investments in real estate, net	—	3,905,000
Accounts receivable, inventory and other assets	—	198,000
Total assets	$—	$4,139,000

Liabilities of variable interest entity held for sale:
Note payable	$—	$1,332,000
Loans payable	—	117,000
Accounts payable and accrued liabilities	—	466,000
Intangible lease liabilities, net	—	145,000
Interest payable	—	640,000
Liabilities of variable interest entity held for sale	$—	$2,700,000

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

We recorded a partial gain of approximately $1.0 million for the nine months ended September 30, 2015 related to the disposition of the real estate properties contributed to the SUL JV.

11. Equity-Method Investment

In April 2015, we formed the SUL JV, which is owned 10% by the Operating Partnership and 90% by Best Years. The SUL JV will continue until an event of dissolution occurs, as defined in the SUL LLC Agreement. We account for our investment using the equity method as we have greater than 3% to 5% ownership interest and significant influence over the SUL JV.

Under the SUL LLC Agreement, net operating cash flow of the SUL JV will be distributed quarterly, first to the Operating Partnership and Best Years pari passu up to a 10% annual return, and thereafter to Best Years 75% and the Operating Partnership 25%. All capital proceeds (from the sale of the JV 2 Properties, refinancing, or other capital event) will be paid first to the Operating Partnership and Best Years pari passu until each has received an amount equal to its accrued but unpaid 10% return plus its total contribution, and thereafter to Best Years 75% and the Operating Partnership 25%. As of September 30, 2015, the Operating Partnership has recorded a distribution receivable of approximately $127,000. This is included in tenant and other receivables on our condensed consolidated balance sheets.

We serve as the manager of the SUL JV and provide various services in exchange for fees and reimbursements. Under the SUL LLC Agreement, the manager will be paid a 1% acquisition fee based on the purchase price paid for the properties and an annual asset management fee equal to 0.25% of the purchase price paid for the properties. Total asset management fees earned in connection with the SUL JV were approximately $25,000 and $42,000 for the three and nine months ended September 30, 2015, respectively, and are included in acquisition and asset management fees in the condensed consolidated statements of operations.

Our initial equity method investment was approximately $1.0 million. The difference between our initial equity method investment and our equity in the SUL JV ($1.1 million, as agreed upon by the members of the SUL JV) was approximately $0.1 million, which will be amortized over the life of the contributed properties. As of September 30, 2015, the balance of our equity method investment was approximately $0.9 million.

12. Subsequent Events

Loan Refinancing

On October 6, 2015, we refinanced our existing GE loan for the Brookstone of Aledo facility with Lancaster Pollard. The note is collateralized by the Brookstone of Aledo facility and is insured by HUD. The note has a principal balance of $7.4 million, an “all in” interest rate of 4.35% inclusive of the mortgage insurance premium, and amortization term of 35 years. The note contains a prepayment penalty of 10% in year 1, which reduces each year by 100 basis points, until there is no longer a prepayment penalty beginning in year 11. The net loan proceeds of $7.4 million have been used to pay down outstanding principal debt on the existing GE loan maturing in July 2018 and to establish certain reserve accounts required by HUD.

On October 6, 2015, we refinanced our existing GE loan for the Friendship Haven facility with a secured term loan agreement with Oxford Finance, LLC for $7.0 million, which is collateralized by a first priority security interest in the Friendship Haven facility. The loan, which bears interest at the One Month LIBOR (London Interbank Offer Rate), with a floor of 75 basis points, plus a spread of 6.50%, is interest only for the first 12 months, has a 25 year amortization schedule, and matures on October 6, 2019. Additionally, we can qualify for an additional $1.1 million loan during the first 24 months subject to certain conditions, as defined in the loan agreement. The loan may not be prepaid within the first six months. The loan may be prepaid with no penalty after six months if the property is refinanced through HUD. The net loan proceeds of $7.0 million have been used to pay down outstanding principal debt on the existing GE loan maturing in 2017 and to establish certain reserve accounts required by the lender. In conjunction with this refinancing, we extended our management agreement with Stonegate (see Note 4).

Membership Interests Purchase

In October 2015, Summit purchased the limited liability company interests of the CHP LLC JV Properties third party investors for approximately $0.9 million. As a result of this transaction, we now own a 95.3% interest (previously was an 89% interest) in the CHP LLC JV Properties, and CHREF owns a 4.7% interest. See Note 1 for further information.

Incentive Plan

On October 28, 2015, the Company’s stockholders approved the Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan. Additionally, the Board of Directors has approved the issuance of 500,000 stock options to be granted in 2015 to certain employees, subject to the determination of the exercise price. No options have been granted to date.

Acquisitions

SUL JV - Texas Properties

On October 30, 2015, through the SUL JV, we acquired a 10% interest in four separate skilled-nursing facilities in Texas (“Creative Properties”) for an aggregate purchase price of $27.0 million, which was funded through Best Years 90%, approximately $7.5 million and the Operating Partnership 10%, approximately $0.8 million, plus the proceeds from the loan described below. The properties are leased to affiliates under 15 year triple net leases.

The Creative properties are subject to a first priority mortgage loan collateralized by the four properties and cross-collateralized with three other properties, Gateway and Applewood (owned by SUL JV) and Redding (wholly-owned by the Operating Partnership). In conjunction with closing, we amended an existing loan agreement with GE to increase the principal amount available under that existing loan by $19.3 million for a total principal availability of $32.7 million, collateralized by a first priority security interest in all seven properties. All availability under this loan is outstanding. The loan, which bears interest at the Three Month LIBOR (London Interbank Offer Rate), with a floor of 50 basis points, plus a spread of 4.25%, has a 25 year amortization schedule and matures on October 30, 2018. The loan is interest only for the first 12 months, and may be prepaid after nine months with no penalty.

Wisconsin Properties

On November 3, 2015, through wholly-owned subsidiaries, we acquired four separate assisted living facilities in Wisconsin (“Cottage Properties”) for an aggregate purchase price of $18.4 million, which was funded through cash on hand plus the proceeds from the loan described below. The properties are leased under 12 year triple net leases.

The Cottage properties are subject to a first priority mortgage loan collateralized by the four properties. We entered into a loan agreement with Pacific Western Bank for $13.5 million. All availability under this loan is outstanding. The loan, which bears interest at the One Month LIBOR (London Interbank Offer Rate), with a floor of 19 basis points, plus a spread of 4.50%, has a 25 year amortization schedule and matures on November 3, 2018. The loan is interest only for the first 18 months, and may be prepaid after 12 months with no penalty if the four properties are refinanced through HUD.

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

Overview

As of September 30, 2015, we own 11 healthcare properties and have a 10% equity interest in an investment that holds six healthcare properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its Consolidated Subsidiaries (including variable interest entities) except where the context otherwise requires.

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

We believe that investing in senior housing facilities is accretive to earnings and stockholder value. Senior housing facilities include independent living facilities (“IL”), skilled-nursing facilities (“SNF”), assisted living facilities (“AL”), memory care (“MC”) and continuing care retirement communities (“CCRC”). Each of these types of facilities caters to different segments of the senior population. The Company’s strategy includes purchasing SNF, AL, IL MC, and CCRC facilities.

On April 29, 2015, through Summit Healthcare Operating Partnership, L.P. (our “Operating Partnership”), we entered into a limited liability company agreement (“SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (“Union Life”) and formed Summit Union Life Holdings, LLC (“SUL JV”).

In conjunction with the SUL JV, the Operating Partnership contributed all of its limited liability company interest in each of six limited liability companies that collectively own Lamar Estates, Monte Vista Estates, Myrtle Point Care Center, Gateway Care and Retirement Center, Applewood Retirement Community and Loving Arms Assisted Living (collectively, the “JV 2 Properties”) to the SUL JV entity, resulting in the SUL JV owning each of the JV 2 Properties. Best Years, in conjunction with the SUL JV, contributed cash in the amount of approximately $9.9 million to the SUL JV, of which we received a net amount of $9.2 million after paying down the Loving Arms loan payable of $715,000 (see Note 9 to the accompanying Notes to Condensed Consolidated Financial Statements). Under the SUL LLC Agreement, as a result of these contributions and cash distributions, the Operating Partnership and Best Years own a 10% and 90% equity interest in the SUL JV, respectively. In keeping with our overall strategy, we intend to use the $9.2 million in proceeds received from the SUL JV to acquire additional healthcare properties and potentially participate in the growth of the SUL JV portfolio.

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

The SUL JV transaction had the following effect to reduce our assets and liabilities in the second quarter of 2015:

Real estate properties	$(40,391,000)
Other assets	(832,000)
Loans payable, net	30,133,000
Other liabilities	1,182,000
Total contribution:	$9,908,000

The following reconciles our 10% equity investment in the SUL JV at September 30, 2015:

Initial investment	$991,000
Income from equity-method investee	43,000
Distributions	(150,000)
Total investment:	$884,000

During the three months ended September 30, 2015, we received cash of approximately $23,000 in distributions and as of September 30, 2015, have a distribution receivable of approximately $127,000 from our equity investment in the SUL JV. On October 30, 2015, through the SUL JV, we acquired a 10% interest in four separate skilled-nursing facilities in Texas (“Creative Properties”) for an aggregate purchase price of $27.0 million, which was funded 90% through Best Years, approximately $7.5 million, and 10% through the Operating Partnership, approximately $0.8 million, plus the proceeds from a loan.

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

Portfolio

At September 30, 2015, we own 11 healthcare facilities, located in five states. The following tables summarize our investments in real estate as of September 30, 2015:

Real Estate Properties:

	Properties	Beds	Square Footage	Purchase Price

SNF or SNF/IL	4	337	109,306	$31,740,000
AL or AL/MC	7	498	222,043	45,625,000
Total Real Estate Properties	11	835	331,349	$77,365,000

Property	Location	Date Purchased	Type	Beds	2015 Revenue[1]

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$369,000
Fern Hill Care Center	Portland, OR	August 3, 2012	SNF	63	394,000
Farmington Square	Medford, OR	September 14, 2012	AL/MC	71	650,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	1,202,000	[2]
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	726,000
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	100	717,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	557,000
The Shelby House	Shelby, NC	October 4, 2013	AL	72	342,000
The Hamlet House	Hamlet, NC	October 4, 2013	AL	60	493,000
The Carteret House	Newport, NC	October 4, 2013	AL	64	326,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	269,000
Total				835

1 Represents year to date through September 30, 2015 revenue based on in-place leases, including straight-line rent.

2 Represents year to date through September 30, 2015 rent due under a lease between the Company and a wholly-owned taxable REIT subsidiary (“Friendswood TRS”). Such rental income is eliminated in consolidation.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 20, 2015, except as disclosed in Note 2 to the accompanying Notes to Condensed Consolidated Financial Statements.

Results of Operations

Our results of operations that were significantly impacted are described below:

Three months ended September 30, 2015 and 2014

	Three Months Ended September 30,
	2015	2014	$ Change
Rental revenues	$1,657,000	$1,662,000	$(5,000)
Resident services and fee income	2,381,000	2,100,000	281,000
Tenant reimbursements and other income	232,000	181,000	51,000
Total revenues	4,270,000	3,943,000	327,000
Less expenses:
Property operating costs	(460,000)	(397,000)	(63,000)
Resident services costs	(1,924,000)	(1,784,000)	(140,000)
Net operating income (1)	1,886,000	1,762,000	124,000
Acquisition and asset management fees	25,000	—	25,000
Interest income from notes receivable	2,000	—	2,000
General and administrative	(999,000)	(1,141,000)	142,000
Real estate acquisition costs	—	4,000	(4,000)
Depreciation and amortization	(889,000)	(873,000)	(16,000)
Income from equity-method investee	26,000	—	26,000
Other income	16,000	—	16,000
Interest expense	(723,000)	(882,000)	159,000
Loss from continuing operations	(656,000)	(1,130,000)	474,000
Loss from discontinued operations	(117,000)	36,000	(153,000)
Net loss	(773,000)	(1,094,000)	321,000
Noncontrolling interests’ share in losses	(43,000)	135,000	(178,000)
Net loss applicable to common stockholders	$(816,000)	$(959,000)	$143,000

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident service and fee income, tenant reimbursements and other income less property operating and resident services costs. NOI excludes interest income from notes receivable, general and administrative expense, real estate acquisition costs, acquisition and asset management fees, depreciation and amortization, other income, income from equity-method investee, interest expense, gain on disposition of real estate, and loss from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our healthcare properties includes rental revenues and tenant paid and/or reimbursements for property taxes and insurance. Property operating expenses include insurance, property taxes and other operating expenses. The minor change in rental revenue is due rental increases offset by the contribution of two properties we owned as of September 30, 2014 which were contributed to the SUL JV in April 2015.

Resident services and fee income and resident services costs are generated from Friendswood TRS. The Friendswood TRS financials have been consolidated beginning on May 1, 2014. The net increase in resident services and fee income and resident services costs is mainly due to increased occupancy resulting from the completed renovation of an existing wing.

Net operating income increased to approximately $1.9 million for the three months ended September 30, 2015 from $1.8 million for the three months ended September 30, 2014, an increase of approximately $0.1 million. The increase is mainly due to the increase in resident services, as noted above, offset by the contribution of the two properties we owned as of September 30, 2014 which were contributed to the SUL JV in April 2015.

The increase in the acquisition and asset management fees of approximately $25,000 is due to the fees received from the SUL JV.

Income from equity-method investee represents the income for the third quarter of 2015 related to the SUL JV.

Interest expense decreased for the three months ended September 30, 2015 primarily due to the contribution of two of the six properties to the SUL JV that were owned as of September 30, 2014, resulting in owning 11 properties as of September 30, 2015 versus 13 during the three months ended September 30, 2014.

The loss from discontinued operations for the three months ended September 30, 2014 represents the Sherburne Commons activities in 2014. On January 7, 2015, we sold Sherburne Commons (see Note 10 to the accompanying Notes to Condensed Consolidated Financial Statements). The loss from discontinued operations for the three months ended September 30, 2015 represents certain expenses incurred in the disposition of the property.

Nine months ended September 30, 2015 and 2014

	Nine Months Ended September 30,
	2015	2014	$ Change
Rental revenues	$6,350,000	$5,027,000	$1,323,000
Resident services and fee income	6,931,000	3,559,000	3,372,000
Tenant reimbursements and other income	806,000	554,000	252,000
Total revenues	14,087,000	9,140,000	4,947,000
Less expenses:
Property operating costs	(1,590,000)	(1,236,000)	(354,000)
Resident services costs	(5,548,000)	(2,990,000)	(2,558,000)
Net operating income (1)	6,949,000	4,914,000	2,035,000
Acquisition and asset management fees	447,000	—	447,000
Interest income from notes receivable	6,000	4,000	2,000
General and administrative	(3,076,000)	(2,917,000)	(159,000)
Asset management fees and expenses	—	(205,000)	205,000
Depreciation and amortization	(3,154,000)	(2,984,000)	(170,000)
Reserve for advisor obligations	—	(189,000)	189,000
Income from equity-method investee	43,000	—	43,000
Other income	26,000	104,000	(78,000)
Interest expense	(2,662,000)	(2,319,000)	(343,000)
Gain on disposition of real estate properties	991,000	—	991,000
Loss from continuing operations	(430,000)	(3,592,000)	3,162,000
Loss from discontinued operations	(1,699,000)	(200,000)	(1,499,000)
Net loss	(2,129,000)	(3,792,000)	1,663,000
Noncontrolling interests’ share in losses	(119,000)	713,000	(832,000)
Net loss applicable to common stockholders	$(2,248,000)	$(3,079,000)	$831,000

(1)	NOI is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident services and fee income, tenant reimbursements and other income less property operating and resident services costs. NOI excludes interest income from notes receivable, general and administrative expense, acquisition and asset management fees and expenses, real estate acquisition costs, depreciation and amortization, other income, interest expense, gain on disposition of real estate properties and loss from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our healthcare properties includes rental revenues and tenant paid and/or reimbursements for property taxes and insurance. Property operating expenses include insurance, property taxes and other operating expenses. The increase is due to the revenue derived from our 2015 healthcare acquisition and owning the 2014 acquisitions purchased in the third and fourth quarters of 2014 for four months during the nine months ended September 30, 2015.

Resident services and fee income and resident services costs are generated from Friendswood TRS, which was consolidated on May 1, 2014. The net increase is due to the financial statements including five months of activities for the nine months ended September 30, 2014 as opposed to nine months for the nine months ended September 30, 2015 and increased occupancy resulting from the completed renovation of an existing wing.

Net operating income increased to approximately $6.9 million for the nine months ended September 30, 2015 from $4.9 million for the nine months ended September 30, 2014, an increase of approximately $2.0 million. Approximately $1.3 million of the increase is due to the revenue derived from our 2015 healthcare acquisition and owning the 2014 acquisitions purchased in the third and fourth quarters of 2014 for seven months during the nine months ended September 30, 2015 and $0.7 million is due to the increase in the residents services as noted above.

The increase in the acquisition and asset management fees of approximately $447,000 is due to the fees received from the SUL JV.

General and administrative expense was $3.1 million for the nine months ended September 30, 2015 and $2.9 million for the nine months ended September 30, 2014. The increase was primarily due to increases in employee payroll expenses of $0.7 million, offset by lower advisor fees of $0.2 million and consulting fees of $0.3 million as a result of being self-managed for the five month in 2014 and nine months in 2015.

Depreciation and amortization increased by approximately $0.2 million for the nine months ended September 30, 2015 due to the timing of our 2014 property acquisitions. We owned 17 healthcare properties for the four months in the nine months of 2015 as opposed to 11 properties in the nine months of 2014. The increase is offset by the contribution of six properties to the SUL JV.

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

Income from equity-method investee represents the income for the nine months of 2015 related to the SUL JV.

Interest expense increased in 2015 primarily due to the interest expense incurred on our loans payable for new properties acquired at the end of 2014, offset by our contribution of six properties to the SUL JV.

Other income decreased due to the collection of the Servant Note in 2014.

In April 2015, as a result of the disposition of the JV 2 Properties contributed to the SUL JV, we recorded a partial gain on disposition of approximately $1.0 million related to the disposition of these properties (see Note 10 to the accompanying Notes to Condensed Consolidated Financial Statements).

The loss from discontinued operations represents the Sherburne Commons activities in 2014. On January 7, 2015, we sold Sherburne Commons (see Note 10 to the accompanying Notes to Condensed Consolidated Financial Statements) and recorded a loss on disposition of $1.7 million.

Liquidity and Capital Resources

As of September 30, 2015, we had approximately $10.1 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources for the next twelve months.

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

Our FFO have increased considerably over the past year primarily due to increased rental revenue from our acquisitions, reduced expenses and the elimination of asset management and acquisition related fees paid to Cornerstone Realty Advisors, LLC (“CRA”) resulting from the termination of the Advisory Agreement offset by the transition to self-management. FFO for the three months ended September 30, 2015 and 2014 were $182,000 and ($170,000), respectively. FFO for the nine months ended September 30, 2015 and 2014 were $1,536,000 and ($79,000), respectively.

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

Credit Facilities and Loan Agreements

As of September 30, 2015, we had debt obligations of approximately $58.6 million. The outstanding balance by lender is as follows:

•	The PrivateBank and Trust Company – approximately $7.3 million maturing January 2016;

•	GE Capital – approximately $15.0 million maturing September 2017 through July 2018;

•	Lancaster Pollard (HUD) – approximately $23.8 million maturing from September 2039 through September 2049; and

•	Lancaster Pollard (HUD) – approximately $12.5 million maturing December 2049

In October 2015, we refinanced two of our GE Capital outstanding loans (see Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements).

Distributions

We made no stockholder distributions during the three and nine months ended September 30, 2015.

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

The following is reconciliation from net loss applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO (presentation has been prepared to conform to other REIT presentation) for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net loss applicable to common stockholders (GAAP)	$(816,000)	$(959,000)	$(2,248,000)	$(3,079,000)
Adjustments:
Depreciation and amortization	889,000	873,000	3,154,000	2,984,000
Depreciation and amortization related to non-controlling interests	(49,000)	(48,000)	(145,000)	(184,000)
Depreciation related to SUL JV	41,000	—	67,000	—
Gain on disposition of real estate properties	—	—	(991,000)	—
Loss (income) on disposition of VIE	117,000	(36,000)	1,699,000	200,000
Funds provided by (used in) operations (FFO) applicable to common stockholders	$182,000	(170,000)	1,536,000	(79,000)
Weighted-average number of common shares
Outstanding - basic and diluted	23,027,978	23,028,014	23,027,978	23,028,014
FFO per weighted average common shares	$0.01	$(0.01)	$0.07	$—

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

(b) Not applicable.

(c) During the three months and nine months ended September 30, 2015, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

3.3	Articles of Amendment of Cornerstone Core Properties REIT, Inc. dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of Cornerstone Core Properties REIT, Inc. dated June 30, 2010 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

10.1	Employment Agreement, dated as of September 23, 2015, between Kent Eikanas and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015)

10.2	Employment Agreement, dated as of September 23, 2015, between Peter Elwell and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.3	Employment Agreement, dated as of September 23, 2015, between Elizabeth Pagliarini and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of November 2015.

SUMMIT HEALTHCARE REIT, INC.

By:	/s/ Kent Eikanas
Kent Eikanas
President
(Principal Executive Officer)

By:	/s/ Elizabeth A. Pagliarini
Elizabeth A. Pagliarini
Chief Financial Officer
(Principal Financial Officer )

