Form 10-K
period 2015-12-31
Summit Healthcare REIT, Inc
filed 2016-03-18
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§292.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of June 30, 2015 (the last business day of the Registrant’s second fiscal quarter), there were 23,028,014 shares of common stock held by non-affiliates of the Registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was terminated on November 23, 2010, was $8.00.

As of March 15, 2016 there were 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

The Registrant incorporates by reference portions of its definitive proxy statement for the 2016 Annual Meeting of Stockholders, which is expected to be filed no later than April 29, 2016, into Part III of this Form 10-K to the extent stated herein.

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

ITEM 1. BUSINESS

Our Company

Summit Healthcare REIT, Inc., a Maryland corporation, commenced operations in 2004 for the purpose of engaging in the business of investing in and owning real estate. We continue to qualify as a real estate investment trust (“REIT”) for federal tax purposes. We are structured as an umbrella partnership REIT, referred to as an “UPREIT,” under which substantially all of our business is conducted through a majority owned subsidiary, Summit Healthcare Operating Partnership, L.P. (“Operating Partnership”) (formerly Cornerstone Operating Partnership, L.P.). We are the sole general partner of the Operating Partnership and have control over its affairs.

We are self-managed and have employees to directly manage our operations. Previously, our business was managed pursuant to an advisory agreement (the “Advisory Agreement”) with Cornerstone Realty Advisors, LLC (“CRA”), which was terminated on April 1, 2014. At December 31, 2015, we own a 99.88% general partner interest in the Operating Partnership while CRA owns a 0.12% limited partnership interest.

We are currently focused on investing in healthcare real estate assets, more specifically senior housing facilities, which we believe to be accretive to earnings and potentially stockholder value. Senior housing facilities include independent living facilities (“IL”), skilled-nursing facilities (“SNF”), assisted living facilities (“AL”), memory care (“MC”) and continuing care retirement communities (“CCRC”). Each of these caters to different segments of the senior population. AL and IL facilities provide residents a place to reside that offers medical monitoring and certain medical care while still maintaining personal privacy and freedom. MC facilities are similar to AL facilities in that residents may live in semi-private apartments or private rooms and have structured activities delivered by staff members specifically trained to care for those with memory impairment. Most AL, IL and MC facilities are paid for with private funds. SNFs are typically more dependent on government reimbursement programs. SNFs are for seniors that are in need of continuous medical attention or recovery and therapy after a hospital visit but do not require the more extensive and sophisticated treatment available at hospitals. Sub-acute care services are provided to residents beyond room and board. Certain SNFs provide some services on an outpatient basis. Skilled nursing services are paid for either by private sources, insurance, Medicare or Medicaid programs.

As of December 31, 2015, our ownership interests in senior housing facilities was as follows: 100% ownership of six properties, a 95% interest in a consolidated joint venture that owns six properties, and a 10% interest in an unconsolidated equity-method investment that owns 14 properties.

Healthcare properties include a wide variety of lease structures. We generally lease our senior housing facilities to tenants on a triple net basis, with an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. Under a triple net lease, the tenant pays or reimburses the owner for all or substantially all property operating expenses and capital expenditures.

Each tenant holds the license to operate the facility, employs all facility employees (facility administrator, nurses, housekeeping staff, etc.), contracts directly with residents/patients and receives all facility-related revenue, and bears all of the expense and other obligations of the property, including rent payments to us. Most, if not all, of our tenants engage a separate, affiliated management company (“operator/manager”) to assist with back-office management (bookkeeping, human resources, payroll processing, etc.) of the facility.

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% non-controlling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA.

We originally acquired six healthcare properties (collectively, the “JV Properties”) through CHP LLC. In the third quarter of 2013 and through March 31, 2014, CHP LLC sold a portion of its interests in five of the JV Properties to third party investors (“HCRE Investors”). Proceeds from the sale of interests in these five JV Properties were $0.9 million, of which we received $0.8 million and CHREF received $41,000. In October 2015, we purchased the interests of the HCRE Investors for approximately $0.9 million. As a result of this transaction, as of December 31, 2015, we own a 95.3% interest (previously was an 89% interest) in these five CHP LLC JV Properties, and CHREF owns a 4.7% interest. We continue to own 95% of the sixth property.

Summit Union Life Holdings, LLC – Equity-Method Investment

On April 29, 2015, through our Operating Partnership, we entered into a limited liability company agreement (“SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation)` and formed Summit Union Life Holdings, LLC (“SUL JV”).

In conjunction with the formation of SUL JV, the Operating Partnership contributed to the SUL JV all of its limited liability company interest in each of six limited liability companies that each own a senior housing facility (collectively, the “JV 2 Properties”), resulting in the SUL JV owning each of the JV 2 Properties. Best Years, in conjunction with our contribution of the JV 2 Properties, contributed cash in the amount of approximately $9.9 million to the SUL JV, of which we received a net amount of $9.2 million (see Note 10 to the accompanying Notes to Consolidated Financial Statements). Under the SUL LLC Agreement, as a result of these contributions and cash distributions, the Operating Partnership and Best Years own a 10% and 90% equity interest in the SUL JV, respectively. In keeping with our overall strategy, we are using the $9.2 million in proceeds received from the SUL JV to acquire additional healthcare properties and potentially participate in the growth of the SUL JV portfolio although there is no obligation to reinvest in the SUL JV using the cash received from the contribution.

As a result of the SUL JV, the six JV 2 Properties are no longer consolidated in the Company’s financial results, commencing April 30, 2015. The SUL JV is accounted for under the equity-method in the Company’s consolidated financial statements (see Note 10 to the accompanying Notes to Condensed Consolidated Financial Statements).

In October 2015, the SUL JV acquired four additional properties located in Texas which we paid approximately $0.8 million in cash and increased our equity-method investment by approximately $0.8 million.

On December 24, 2015, the Operating Partnership contributed all of its limited liability company interests in each of four limited liability companies, which were acquired by us in November 2015, that each own a senior housing facility (collectively, the “Cottage Properties”) to the SUL JV. This contribution resulted in the SUL JV owning each of the Cottage Properties. The aggregate net fair value of the Cottage Properties that were contributed was approximately $5.4 million, which approximated the Operating Partnership’s carrying value on the date of contribution (total assets were approximately $19.5 million less liabilities of approximately $14.1 million). Concurrent with the contribution of the Cottage Properties, Best Years contributed cash to the SUL JV in the amount of approximately $4.9 million and the Operating Partnership received cash from the SUL JV of approximately $4.9 million.

Summit Healthcare Asset Management, LLC (TRS)

Additionally, we formed Summit Healthcare Asset Management, LLC (the “Management Company”) as our wholly-owned taxable REIT subsidiary (TRS). We serve as the manager of the SUL JV and provide various services in exchange for fees and reimbursements. All acquisition fees and management fees are paid to the Management Company and expenses incurred by us, as the manager, are reimbursed from the Management Company. Annual asset management fees paid by the SUL JV to the Management Company equal 0.25% of the original purchase price paid for all SUL JV Properties.

Friendswood TRS

In May 2014, we formed a taxable REIT subsidiary (“Friendswood TRS”) which became the licensed operator and tenant of Friendship Haven Healthcare and Rehabilitation Center (see Note 3 to the accompanying Notes to Consolidated Financial Statements).

Investment Strategy

We intend to continue our focus on acquiring and developing a portfolio of healthcare real estate assets, although we may also invest in other real estate-related assets that we believe may assist us in meeting our investment objectives. Our charter does not allow investments in mortgage loans on unimproved real property, but we are not otherwise restricted in our investment allocation to any specific type of property. We periodically review our investment policies to determine whether these policies continue to be in the best interest of our stockholders.

Acquisition Policies

Primary Investment Focus

We are generally seeking to acquire healthcare-related real estate assets that are:

•	stabilized;
•	operated by high-quality and experienced tenants and operator/managers;
•	of high-quality and currently producing income; and
•	acquired on a fee simple basis.

The properties in which we invest may not meet all of these criteria and the relative importance that we assign to any one or more of these criteria may differ from asset to asset and change as general economic and real estate market conditions evolve. We may also consider additional important criteria in the future.

Joint Ventures and Other Potential Investments

We have the ability to invest in any type of real estate investment that we believe to be in the best interests of our stockholders, including other real estate funds or REITs, mortgage funds, mortgage loans of developed properties, and sale leasebacks. Furthermore, there are no restrictions on the number or size of properties we may purchase or on the amount that we may invest in a single property. Although we can invest in any type of real estate investment, our charter restricts certain types of investments. We do not intend to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than real estate investments.

We may acquire additional properties through joint venture investments in the future, or sell a percentage of our existing properties to a joint venture partner, which may result in the deconsolidation of properties we already own. We anticipate acquiring properties through joint ventures in order to diversify our portfolio of properties in terms of geographic region, facility type and operator/manager, among other reasons. Joint ventures typically also allow us to acquire an interest in a property without requiring that we fund the entire equity portion of the purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, management will evaluate the structure of the joint venture, the real property that such joint venture owns or is being formed to own under the same criteria. We may form additional entities in conjunction with joint ventures. These entities may employ debt financing consistent with our borrowing policies. See “Borrowing Policies” below. Our joint ventures may take the form of equity joint ventures with one or more large institutional partners. They may also include ventures with developers who contribute land, development services and expertise rather than cash.

We believe the outlook for raising additional third party institutional equity capital to support our growth and further diversify geographic, operator/manager and healthcare property sector risk is currently favorable. Based in part on this environment, we continue to pursue other growth initiatives that lower capital costs and enable us to reduce or improve our ability to cover our general and administrative costs over a broader base of assets.

Management continues to evaluate opportunities for growth and secure long term debt for recent and future acquisitions and/or development opportunities. Selling portions of the properties we own through joint venture partners, and using the proceeds for acquisitions of additional healthcare assets, allows us to diversify our property holdings (as to the number of operator/managers, geographic location, level of care acuity, and age of property) and, therefore lower the overall risk profile of our portfolio.

Borrowing Policies

We may acquire properties initially with temporary financing or permanent long-term debt financing with the objective of increasing income and increasing the amount of capital available to us so that we achieve greater property diversification.

We may incur indebtedness for working capital requirements, capital improvements, and to make distributions, including but not limited to those necessary in order to maintain our qualification as a REIT for federal income tax purposes. We will endeavor to borrow funds on an unsecured basis but we have secured and we may continue to secure indebtedness with some or all of our properties if a majority of our directors determine that it is in the best interests of us and our stockholders. We may also acquire properties encumbered with existing financing which cannot be immediately repaid.

We may invest in joint venture entities that borrow funds or issue senior equity securities to acquire properties, in which case our equity interest in the joint venture would be junior to the rights of the lender or preferred equity holders.

Our charter limits our borrowings to 300% of the net asset value, as defined in our charter, of the Company unless any excess borrowing is approved by a majority of our directors and is disclosed to our stockholders in our next quarterly report with an explanation from our directors of the justification for the excess borrowing.

Competition

We compete with a considerable number of other real estate investment companies, which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the availability and quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator/manager of quality properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

Government Regulations applicable to our Business

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

Licensing and Certification

The primary regulations that affect ALs are state licensing and registration laws. In granting and renewing these licenses, state regulatory agencies consider numerous factors relating to a property’s physical plant and operations, including, but not limited to, admission and discharge standards, staffing, and training. A decision to grant or renew a license is also affected by a tenant’s record with respect to patient and consumer rights, medication guidelines, and other regulations.

With respect to licensure, generally our SNFs are required to be licensed and certified for participation in Medicare, Medicaid, and other state and federal healthcare programs. This generally requires license renewals and compliance surveys on an annual or bi-annual basis. The failure of our tenants to maintain or renew any required license or regulatory approval, as well as the failure of our tenants to correct serious deficiencies identified in a compliance survey, could require those tenants to discontinue operations at a facility. In addition, if a facility is found to be out of compliance with Medicare, Medicaid, or other healthcare program conditions of participation, the facility tenant may be excluded from participating in those government healthcare programs. Any such occurrence may impair a tenant’s ability to meet their financial obligations to us. If we have to replace an excluded tenant, our ability to replace the tenant may be affected by federal and state laws, regulations, and applicable guidance governing changes in provider control. This may result in payment delays, an inability to find a replacement tenant, a significant working capital commitment from us to a new tenant or other difficulties.

Certain healthcare facilities are subject to a variety of licensure and certificate of need (“CON”) laws and regulations. Where applicable, CON laws generally require, among other requirements, that a facility demonstrate the need for (1) constructing a new facility, (2) adding beds or expanding an existing facility, (3) investing in major capital equipment or adding new services, (4) changing the ownership or control of an existing licensed facility, or (5) terminating services that have been previously approved through the CON process. Certain state CON laws and regulations may restrict the ability of tenants to add new properties or expand an existing facility’s size or services. In addition, CON laws may constrain the ability of a tenant to transfer responsibility for operating a particular facility to a new tenant. If we have to replace a tenant who is excluded from participating in a federal or state healthcare program, our ability to replace the tenant may be affected by a particular state’s CON laws, regulations, and applicable guidance governing changes in provider control.

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

SNFs typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors, including private insurers. Consequently, changes in federal or state reimbursement policies may also adversely affect a tenant’s ability to cover its expenses. SNFs are subject to periodic pre- and post-payment reviews, and other audits by federal and state authorities. A review or audit of a tenant’s claims could result in recoupments, denials, or delay of payments in the future, which could have a material adverse effect on the tenant’s ability to meet its financial obligations to us. Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our tenants to cover potential adjustments to reimbursements, or to cover settlements made to payors. Recent attention on skilled nursing billing practices and payments or ongoing government pressure to reduce spending by government healthcare programs, could result in lower payments to SNFs and, as a result, may impair an tenant’s ability to meet its financial obligations to us.

SNFs are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System (“SNF PPS”). There is a risk that some SNFs’ costs will exceed the fixed payments under the SNF PPS, and there is also a risk that payments under the SNF PPS may be set below the costs to provide certain items and services, which could result in immediate financial difficulties for SNFs, and could cause tenants to seek bankruptcy protection.

The reimbursement methodologies applied to healthcare facilities continue to evolve. Federal and state authorities have considered and may seek to implement new or modified reimbursement methodologies that may negatively impact healthcare property operations. The impact of any such changes, if implemented, may result in a material adverse effect on our skilled nursing property operations. No assurance can be given that current revenue sources or levels will be maintained. Accordingly, there can be no assurance that payments under a government healthcare program are currently, or will be in the future, sufficient to fully reimburse the tenants for their operating and capital expenses. As a result, this may impair a tenant’s ability to meet its financial obligations to us.

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

Other Related Laws

SNFs (and senior housing facilities that receive Medicare and Medicaid payments) are subject to federal, state, and local laws, regulations, and applicable guidance that govern the operations and financial and other arrangements that may be entered into by healthcare providers. Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by government healthcare programs. Other laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Still, other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided. Sanctions for violations of these laws, regulations, and other applicable guidance may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments, and exclusion from any government healthcare program. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including exclusion from participation in the Medicare and Medicaid programs, as well as other government healthcare programs. In the ordinary course of its business, a tenant is regularly subjected to inquiries, investigations, and audits by the federal and state agencies that oversee these laws and regulations.

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

We obtain satisfactory Phase I environmental assessments on each property we purchase. A Phase I assessment is an inspection and review of the property, its existing and prior uses, aerial maps and records of government agencies for the purpose of determining the likelihood of environmental contamination. A Phase I assessment includes only non-invasive testing. It is possible that environmental liabilities related to a property we purchase will not be identified in the Phase I assessments we obtain or that a prior owner, tenant or current occupant has created (or will create) an environmental condition which we do not know about. There can be no assurance that future law, ordinances or regulations will not impose material environmental liability on us or that the current environmental condition of our properties will not be affected by our tenants, or by the condition of land or operations in the vicinity of our properties such as the presence of underground and above-ground storage tanks or groundwater contamination.

Other information

Our executive offices are located at 2 South Pointe Drive, Suite 100, Lake Forest, CA 92630. We have a three year lease which expires on April 30, 2017, for approximately 4,100 square feet in a two-story office building. As of December 31, 2015, we have 11 full-time employees.

Available Information

Information about us is available on our website (http://www.summithealthcarereit.com/). We make available, free of charge on our internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available to the public over the internet at the SEC’s website at http://www.sec.gov. You may read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Room 1580 Washington, D.C. Please call the SEC at (800) SEC-0330 for further information about the public reference rooms.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below can adversely affect our business, operating results, prospects and financial condition. These risks and uncertainties could cause our actual results to differ materially from those presented in our forward-looking statements.

General Risks of the Company

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

Because there is no public trading market for our stock, it will be difficult for stockholders to sell their stock. Further, we do not expect to have funds available for redemptions during the upcoming fiscal year and are uncertain when and on what terms we will be able to resume ordinary redemptions. If stockholders are able to sell their stock, they will likely sell it at a substantial discount.

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

We believe the value of our stock owned by our stockholders has declined substantially from the issue price. It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, because the amount of funds available for investment was reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. As of December 31, 2015, our estimated per-share value of our common stock was $2.34 per share. Unless our aggregate investments increase in value to compensate for upfront fees and expenses and prior declines in value, it is unlikely that our stockholders will be able to sell their stock, whether pursuant to our stock repurchase program or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their stock will ever appreciate in value to equal the price they paid for their stock. It is also likely that their stock would not be accepted as the primary collateral for a loan. Stockholders should consider their stock as an illiquid investment, and they must be prepared to hold their stock for an indefinite period of time.

Stockholders cannot currently, and may not in the future, be able to sell their stock under our stock repurchase program.

Effective December 31, 2010, we suspended redemptions under our stock repurchase program. Effective December 14, 2010, we suspended our distribution reinvestment plan. We may amend our stock repurchase program to resume or suspend repurchases or amend other terms without stockholder approval. Our board is also free to terminate the program at any time upon 30 days written notice to our stockholders. In addition, the stock repurchase program includes numerous restrictions that would limit our stockholders’ ability to sell their stock.

We have limited liquidity and we may be required to pursue certain measures in order to maintain or enhance our liquidity.

Liquidity is essential to our business and our ability to operate and to fund our existing obligations. A primary source of liquidity for us was the issuance of common stock in our public offerings. However, we do not anticipate commencing any public offerings for our common stock in the near future. As a result, we are dependent on external debt financing and joint venture opportunities to fund our ongoing operations. We may not find suitable joint venture partners willing to provide capital at terms acceptable to us or at all. Our access to debt financing depends on the willingness of third parties to provide us with corporate- or asset-level debt. It also depends on conditions in the capital markets generally. Companies in the real estate industry have at times historically experienced limited availability of capital, and new capital sources may not be available on acceptable terms, if at all. We cannot be certain that sufficient funding will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient funding on acceptable terms, or at all, we will not be able to operate and/or grow our business, which would likely have a negative impact on the value of our common stock and our ability to make distributions to our stockholders. In such an instance, a lack of sufficient liquidity would have a material adverse impact on our operations, cash flow, financial condition and our ability to continue as a going concern. We may be required to pursue certain measures in order to maintain or enhance our liquidity, including seeking the extension or replacement of our debt facilities, potentially selling assets at unfavorable prices and/or reducing our operating expenses. We cannot assure you that we will be successful in managing our liquidity.

The inability to retain or obtain key personnel and senior housing tenants could have a material negative impact on our operations, which could impair our ability to make distributions.

Our success depends to a significant degree upon our management team. If key personnel were to cease employment with the Company, we may be unable to find suitable replacements, and our operating results could suffer. We believe that our future success depends, in large part, upon our ability to hire and retain highly-skilled managerial and operational personnel. Competition for highly-skilled personnel is intense, and we may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly-skilled personnel and tenants, our ability to implement our investment strategies could be delayed or hindered and the value of our stockholders’ investments in us may decline.

We have not generated sufficient cash for distributions and have ceased distributions. Cash distributions to our stockholders may not resume.

If the rental revenues from the properties we own do not exceed our operational expenses, we may be unable to pay distributions to our stockholders. No distributions have been declared or made for periods after June 30, 2011. All expenses we incur in our operations, including payment of interest to finance property acquisitions, are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure, reserve requirements general operational requirements, and the analysis of investing excess cash flow to grow the portfolio versus paying distributions to shareholders. We cannot determine with certainty how long it may take to generate sufficient available cash flow to support distributions to our stockholders. We may borrow funds, return capital or sell assets to make distributions.

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

Our stockholders’ and our rights to recover claims against our directors are limited, which could reduce our stockholders’ and our recovery against our directors if they negligently cause us to incur losses.

Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our directors (as well as by our officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to our stockholders.

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

Acquisitions of properties that we execute, or seek to execute, may prove to be unsuccessful or may not produce the cash flow that we expect, which would negatively affect our financial results.

We intend to continue to acquire real estate properties. In deciding whether to acquire a particular property, we make assumptions regarding the expected future performance of that property. We are exposed to the risk that some of our acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. Such expenditures may negatively affect our results of operations. If our estimated return on investment proves to be inaccurate, it may fail to perform as we expected. Furthermore, there can be no assurance that our anticipated acquisitions and investments, the completion of which is subject to various conditions, will be consummated in accordance with anticipated timing, on anticipated terms, or at all.

Costs incurred in complying with governmental laws and regulations may reduce our net income and the cash available for distributions.

We and the properties we own and/or manage are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Federal laws such as the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act govern such matters as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. The properties we own and those we expect to acquire are subject to the Americans with Disabilities Act of 1990 which generally requires that certain types of buildings and services be made accessible and available to people with disabilities. These laws may require us to make modifications to our properties. Some of these laws and regulations impose joint and several liability on tenants, owners or operator/managers for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground and above-ground storage tanks, or activities of unrelated third parties. The presence of hazardous substances, or the failure to properly remediate these substances, may make it difficult or impossible to sell or rent such property. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investment in us.

Discovery of environmentally hazardous conditions may reduce our cash available for distribution to our stockholders.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or tenant may be liable for the cost to remove or remediate hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or tenant knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which a property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air. Third parties may seek recovery from real property owners or tenants for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could be substantial and reduce our ability to make distributions and the value of our stockholders’ investments in us.

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

Our note receivable or mortgage loans may be affected by unfavorable real estate market conditions, including interest rate fluctuations, which could decrease the value of the note receivable or those loans and the return on our stockholders’ investments in us.

We may be at risk of default by the borrower on the note receivable or mortgage loans as well as interest rate risks. To the extent we incur delays in liquidating such defaulted note receivable or mortgage loans; we may not be able to obtain sufficient proceeds to repay all amounts due to us under the mortgage loans. Further, we will not know whether the values of the properties securing the note receivable or mortgage loans will remain at the level existing on the date of origination of the note receivable or mortgage loans. If the value of the underlying properties fall, our risk will increase because of the lower value of the security associated with such note or loan. In addition, interest rate fluctuations could reduce our returns as compared to market interest rates and reduce the value of the mortgage loans in the event we sell them.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT.

If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT considerations.

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

We will be competing with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including healthcare REITs, national, regional and local operator/managers, banks, insurance companies, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Some of these investors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and increased prices. Our potential acquisition targets may find our competitors to be more attractive because they may have greater resources and/or a lower cost of capital, may be willing to pay more for the properties or may have a more compatible operating philosophy. If competitive pressures cause us to pay higher prices for properties, our ultimate profitability may be reduced and the value of our properties may not appreciate or may decrease significantly below the amount paid for such properties.

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

The healthcare service industry may be affected by the following:

•	trends in the method of delivery of healthcare services;
•	competition among healthcare providers;
•	lower increases or decreases in reimbursement rates from government and commercial payors, high uncompensated care expense, investment losses and limited admissions growth pressuring operating profit margins for healthcare providers;
•	availability of capital;
•	liability insurance expense;
•	health reform initiatives to address healthcare costs through expanded pay-for-performance criteria, value-based purchasing programs, bundled provider payments, accountable care organizations, state health insurance exchanges, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions;
•	regulatory environment uncertainty due to the phased implementation of the PPACA (commonly called “Obamacare”) and its impact upon healthcare facility tenant reimbursement, including the impact of Obamacare on reimbursement rates;
•	Congressional efforts to reform the Medicare physician fee-for-service formula that dictates annual updates in payment rates for physician services, including significant reductions in the sustainable growth rate, whether through a short-term fix or a more long-term solution;
•	scrutiny and formal investigations by federal and state authorities;
•	prohibitions on additional types of contractual relationships between physicians and the healthcare facilities and providers to which they refer, and related information-collection activities;
•	efforts to increase transparency with respect to pricing and financial relationships among healthcare providers and drug/device manufacturers;
•	increased regulation to limit medical errors and conditions acquired inside health facilities and improve patient safety; and
•	heightened health information technology standards for healthcare providers.

These changes, among others, can adversely affect the economic performance of some or all of the tenants and operator/managers of healthcare properties that we may acquire and, in turn, negatively affect the lease revenues and the value of our property investments.

Our healthcare properties derive a substantial portion of their income from third-party payors.

Many of the tenants of SNFs derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to frequent and substantial change. There are no assurances that payments from governmental and other third-party payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Efforts by such third-party payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our potential tenants. In addition, the failure of any of our potential tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs. The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. The financial impact on tenants of healthcare properties that we may acquire could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Operator/managers of healthcare properties that we may acquire may be affected by the financial deterioration, insolvency and/or bankruptcy of other significant operator/managers in the healthcare industry.

Certain companies in the healthcare industry, including some key senior housing operator/managers, are experiencing considerable financial, legal and/or regulatory difficulties which have resulted or may result in financial deterioration and, in some cases, insolvency and/or bankruptcy. The adverse effects on these companies could have a significant impact on the industry as a whole, including but not limited to negative public perception by investors, lenders and consumers. As a result, lessees of healthcare facilities that we may acquire could experience the damaging financial effects of a weakened industry sector driven by negative headlines, ultimately making them unable to meet their obligations to us, and our business could be adversely affected.

Tenants of healthcare properties that we may acquire face certain operational risks that may impact their ability to generate revenues or that may increase their expenses, either of which might negatively affect our financial results.

Our tenants' revenues are primarily driven by occupancy, private pay rates, and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts and state budget shortfalls. Operating costs continue to increase for our tenants. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating enough cash to make payments to us, our revenues may be reduced and the credit of our tenant and the value of other collateral would have to be relied upon. To the extent the value of such property is reduced, we may need to record an impairment for such asset. Furthermore, if we determine to dispose of an underperforming property, such sale may result in a loss. Any such impairment or loss on sale would negatively affect our financial results.

Future economic weakness may have an adverse effect on our tenants, including their ability to access credit or maintain occupancy and/or private pay rates. If the operations, cash flows or financial condition of our tenants are materially adversely impacted by economic or other conditions, our revenue and operations may be adversely affected. Increased competition may affect our tenants' ability to meet their obligations to us. The tenants of our properties compete on a local and regional basis with tenants and licensed operators of properties and other healthcare providers that provide comparable services. We cannot be certain that the tenants of all of our facilities will be able to achieve and maintain occupancy and rate levels that will enable them to meet all of their obligations to us. Our tenants are expected to encounter increased competition in the future that could limit their ability to attract residents or expand their businesses.

Our properties expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could have a material adverse effect on us.

From time to time, one or more of our subsidiaries might become a licensed operator of a senior housing facility, rather than entering into a triple net lease with an independent tenant. Becoming the licensed operator of a facility exposes us to additional operational risks, liabilities and claims that could increase our costs or adversely affect our ability to generate revenues, thereby reducing our profitability. These operational risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), increased cost of compliance, increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies in our operations and decreases in cash flow, which could have a material adverse effect on us.

Transfers of healthcare facilities may require regulatory approvals and these facilities may not have efficient alternative uses.

Transfers of healthcare facilities to successor tenants frequently are subject to regulatory approvals or notifications, including, but not limited to, change of ownership approvals under CON or determination of need laws, state licensure laws and Medicare and Medicaid provider arrangements, that are not required for transfers of other types of real estate. The replacement of a healthcare facility tenant could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. Alternatively, given the specialized nature of our facilities, we may be required to spend substantial time and funds to adapt these properties to other uses. If we are unable to timely transfer properties to successor tenants or find efficient alternative uses, our revenue and operations may be adversely affected.

Tenants of healthcare properties that we may acquire face certain operational risks related to extensive governmental regulation of healthcare properties, the costs of which (including compliance costs) might negatively affect our financial results.

Our tenants’ businesses are affected by government reimbursement. To the extent that a tenant receives a significant portion of its revenues from government payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or specific to certain facilities) and interruption or delays in payments due to any ongoing government investigation amid audits at such property. In recent years, government payors have frozen or reduced payments to healthcare providers due to budgetary pressures. Healthcare reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of our tenants and properties. There can be no assurance that adequate reimbursement levels will be available for services provided by any tenant, whether the property receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an obligor's liquidity, financial condition and results of operations, which could adversely affect the ability of an obligor to meet its obligations to us.

Our tenants generally are subject to varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulation and standards. Our tenants' failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state healthcare programs, loss of license or closure of the facility. Such actions may have an effect on our tenants' ability to make lease payments to us and, therefore, adversely impact us.

Many of our properties may require a license, registration, and/or CON to operate. Failure to obtain a license, registration, or CON, or loss of a required license, registration, or CON would prevent a facility from operating in the manner intended by the tenants. These events could materially adversely affect our tenants' ability to make rent payments to us. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction or renovation of healthcare facilities, by requiring a CON or other similar approval from a state agency.

The Health Reform Laws provide individual states with an increased federal medical assistance percentage under certain conditions. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow states not to participate in the expansion-and to forego funding for the Medicaid expansion-without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear whether any state will pursue this option, although at least some appear to be considering this option at this time. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants' revenues through new patients while further straining state budgets. While the federal government will pay for approximately 100% of those additional costs from 2014 to 2016, states will be expected to begin paying for part of those additional costs in 2017. With increasingly strained budgets, it is unclear how states will pay their share of these additional Medicaid costs and what other healthcare reimbursements could be reduced as a result. A significant reduction in other healthcare related spending by states to pay for increased Medicaid costs could affect our tenants’ revenue streams.

More generally, and because of the dynamic nature of the legislative and regulatory environment for healthcare products and services, and in light of existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the US economy, our business or that of our tenants.

Tenants of healthcare properties that we may acquire face certain operational risks related to liability claims and insurance costs, the existence of which might negatively affect our financial results.

In recent years, skilled nursing and senior housing tenants have experienced substantial increases in both the number and size of patient care liability claims. As a result, general and professional liability insurance costs have increased in some markets. General and professional liability insurance coverage may be restricted or very costly, which may adversely affect the tenants' future operations, cash flows and financial condition, and may have a material adverse effect on the operators' ability to meet their lease obligations to us.

Risks Associated with Financing

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

Federal Income Tax Risks

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.

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

We cannot be sure that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, any gain realized by foreign investors on a sale of our stock would be subject to FIRPTA tax, unless our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period, directly or indirectly, own more than 10% of the value of our outstanding common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

As of December 31, 2015, our healthcare portfolio consisted of 12 properties, six of which are 100% owned by us and six of which are owned by us through our 95% interest in CHP LLC. All of the properties are 100% leased on a triple net basis. The following table (excluding the 14 properties of our unconsolidated 10% equity-method investment) provides summary information regarding these properties:

Property	Location	Date Purchased	Type	Purchase Price	Debt as of Dec 31, 2015 (2)	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$5,049,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,429,000	63
Farmington Square	Medford, OR	September 14, 2012	AL/MC	8,500,000	6,767,000	71
Friendship Haven Healthcare and Rehabilitation Center (1)	Galveston County, TX	September 14, 2012	SNF	15,000,000	7,000,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	7,384,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,858,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	7,432,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,869,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	4,114,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,470,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65
Riverglen House	Littleton, NH	November 17, 2015	SNF	8,500,000	4,728,000	59

Total:				$85,865,000	$65,900,000	894

(1)	We terminated the lease with the tenant of this facility on March 16, 2014 and became the licensed operator and tenant of the facility on May 1, 2014 through a wholly-owned taxable REIT subsidiary (Friendswood TRS).
(2)	Does not include debt discounts.

Portfolio Lease Expirations

The following table sets forth lease expiration information for the ten years following December 31, 2015:

			Percent of
		Base Rent	Total	Percent of
		In Final Year	Leasable	Total
	No. of	of Expiring	Area	Annual Base
Year Ending	Leases	Leases	Expiring	Rent Expiring
December 31	Expiring	(Annual $)	(%)	(%)
2016 - 2022	1	$977,000	8.6%	9.4%
2023	2	1,451,000	14.0%	14.0%
2024 and later (1)	9	7,968,000	77.4%	76.6%
	12	$10,396,000	100.0%	100.0%

(1)	Includes Friendswood TRS base rent in final year of approximately $1.9 million.

ITEM 3. LEGAL PROCEEDINGS

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

In addition, we are or may be subject to various other legal proceedings and actions arising in the normal course of our business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually and in the aggregate to our consolidated financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the period covered by this report, there was no established public trading market for our shares of common stock.

On December 31, 2015, the estimated common stock per-share value is $2.34 per share, adjusted from the previous estimated common stock per-share value of $2.04 established on December 31, 2014. The estimated value per share was based on the methodologies and assumptions described further below. The estimated per-share value determined below neither represents the fair value according to U.S. generally accepted accounting principles (“GAAP”) of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets.

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

Our December 31, 2015 estimated per-share value was calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the estimated fair value of our liabilities, and dividing the total by the number of our common shares outstanding as of December 31, 2015. Our estimated per-share value is the same as our net asset value. Our estimated per-share value does not reflect “enterprise value,” which may include a premium for the portfolio or the potential increase in our share value if we were to list our shares on a national securities exchange. Our estimated per-share value also does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange.

The following is a summary of the valuation methodologies used:

Investments in Real Estate. For purposes of calculating an estimated value per share, we used the value of the 2015 lease payments and applied the current market lease rates for each asset type to determine fair market value of our properties.

Loans Payable. We estimated the value of our loans payable using a discounted cash flow analysis. The cash flows were based on the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 24.64 years, was 4.70%.

We believe that the assumptions employed in estimating the fair value of our loans payable are reasonable and reflect the terms currently available on similar borrowing arrangements to borrowers with credit profiles similar to ours. However, a change in the assumptions would impact the fair value of our loans payable.

Other Assets and Liabilities. The carrying values of our other assets and liabilities are considered to be equal to fair value due to their short maturities, except for the note receivable, which is based on the remaining note term and on management’s estimates of current market interest rates for instruments with similar characteristics. Certain balances, including straight-line rent related assets and liabilities, have been eliminated for the purpose of the valuation due to the fact that the value of those balances have no value or decrement to the assets going forward.

SUL JV Value. We estimate the value of our interest in our equity-method investment based on our 10% equity investment from the discounted cash flows from the SUL JV owned properties.

Our estimated per-share value was calculated as follows:

December 2015
Investments in real estate	$4.44
Loans payable	(2.82)
Other assets and liabilities, net	0.48
SUL JV value	0.24
Estimated net asset value per-share value	$2.34
Estimated enterprise value premium	None assumed
Estimated liquidity discount	None assumed
Total estimated per-share value	$2.34

Furthermore, the estimated value of our shares was calculated as of December 31, 2015. The value of our shares will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties within our portfolio. We are not required to update the estimated value per share more frequently than every eighteen months. We expect that any future estimates of the value of our properties will be performed by the Company; however, our board of directors may direct us to engage one or more independent, third-party valuation firms in connection with such estimates.

Our board of directors reviewed the report prepared by management which recommended an estimated per-share value, and considering all information provided in light of its own knowledge regarding our assets and unanimously agreed upon an estimated value of $2.34 per share, which is consistent with the recommendations of management.

Stockholders

As of March 15, 2016 we had approximately 23.0 million shares of common stock outstanding held by 4,941 stockholders of record.

Distributions

In order to qualify for tax treatment as a REIT under the IRC, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income. However, no distributions have been declared or paid since June 30, 2011 because we have not had any net ordinary taxable income.

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

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP supplemental financial measure that is widely recognized as a measure of REIT operating performance. We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures .

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

The following is reconciliation from net loss applicable to common shares, the most direct comparable financial measure calculated and presented in accordance with GAAP to FFO for each of the last two years:

	Year Ended December 31
	2015	2014
Net loss applicable to common stockholders (GAAP)	$(3,093,000)	$(3,777,000)

Adjustments:
Depreciation and amortization	4,085,000	3,998,000
Depreciation and amortization related to non-controlling interests	(169,000)	(232,000)
Depreciation related to SUL JV	123,000	—
Gain on disposition of real estate properties	(971,000)	—
Loss on disposition of VIE	1,699,000	226,000
Funds provided by operations (FFO) applicable to common stockholders	$1,674,000	$215,000

Weighted-average number of common shares outstanding – basic and diluted	23,027,978	23,028,014

FFO per weighted average common shares	$0.07	$0.01

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-K.

Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this Item is incorporated herein by reference from our definitive proxy statement to be filed in connection with our 2016 Annual Meeting of Stockholders. See also the “Equity Plan Compensation Information” in Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. See also the “Special Note about Forward-Looking Statements” preceding Item 1 of this report.

Overview

As of December 31, 2015, our ownership interests in senior housing facilities was as follows: 100% ownership of six properties, a 95% interest in a consolidated joint venture that owns six properties, and a 10% interest in an unconsolidated equity-method investment that owns 14 properties.

We believe that becoming self-managed in 2014 has provided us numerous intermediate and long term benefits, despite certain non-recurring transition costs, and will allow us to realize increased funds from operations (“FFO”) and net asset value (“NAV”) in a shorter period of time than if we had remained externally managed.

Our revenues are comprised largely of rental income, including rents reported on a straight-line basis over the initial term of each lease and fees earned for resident care from Friendship Haven (see Note 3 to the accompanying Notes to Consolidated Financial Statements). Our growth depends, in part, on our ability to acquire new healthcare properties at attractive prices, increase rental income from leases by increasing rental rates and by controlling our expenses. Our operations are impacted by property-specific, market-specific, general economic, regulatory and other conditions.

We believe that investing in senior housing facilities such as IL, SNF, AL, MC and CCRC facilities, will be accretive to earnings and stockholder value. Each of these types of facilities caters to different segments of the senior population.

As part of our strategy to joint venture with institutional capital to grow the Company’s senior housing portfolio, through our Operating Partnership, we formed the SUL JV with Best Years on April 29, 2015, and contributed all of our limited liability company interest in each of six limited liability companies that collectively owned Lamar Estates, Monte Vista Estates, Myrtle Point Care Center, Gateway Care and Retirement Center, Applewood Retirement Community and Loving Arms Assisted Living (collectively, the “JV 2 Properties”) to the SUL JV. Best Years contributed cash in the amount of approximately $9.9 million to the SUL JV, of which we received a net amount of $9.2 million after paying down the Loving Arms loan payable of $715,000 (see Note 8 to the accompanying Notes to Consolidated Financial Statements). Under the SUL LLC Agreement, as a result of these contributions and cash distributions, the Operating Partnership and Best Years own a 10% and 90% equity interest in the SUL JV, respectively.

As a result of the contribution, the six JV 2 Properties are no longer consolidated in the Company’s financial results, commencing April 30, 2015. The SUL JV is accounted for under the equity-method in the Company’s consolidated financial statements (see Note 11 to the accompanying Notes to Consolidated Financial Statements). Additionally, we formed Summit Healthcare Asset Management, LLC (the “Management Company”) as a wholly-owned taxable REIT subsidiary (TRS).   All acquisition fees and asset management fees are paid to the Management Company and expenses incurred in the management of SUL JV are reimbursed from the Management Company.

Our contribution of the JV 2 Properties to the SUL JV had the following effect to reduce our assets and liabilities in the second quarter of 2015:

Real estate properties	$(40,391,000)
Other assets	(832,000)
Loans payable, net	30,133,000
Other liabilities	1,182,000
Total contribution:	$9,908,000

On October 30, 2015, through the SUL JV, we acquired a 10% interest in four separate skilled-nursing facilities in Texas (“Creative Properties”) for an aggregate purchase price of approximately $27.0 million, which was funded 90% through Best Years, approximately $7.5 million, and 10% through the Operating Partnership, approximately $0.8 million, plus the proceeds from a loan.

On December 24, 2015, we contributed to the SUL JV all of our limited liability company interests in each of four limited liability companies, which were acquired by us in November 2015, that collectively own (i) two assisted living facilities located in Green Bay, WI, (ii) one memory care facility located in Green Bay, WI and (iii) one assisted living facility located in Appleton, WI, respectively (collectively, the “Cottage Properties”) (see Note 3 to the accompanying Notes to Consolidated Financial Statements) and retained a 10% equity interest. As a result of this contribution, the SUL JV owns each of the Cottage Properties. The aggregate net value of the Cottage Properties that were contributed was approximately $5.4 million, which approximated the Operating Partnership’s carrying value on the date of contribution (total assets were approximately $19.5 million less liabilities of approximately $14.1 million).

Under the SUL LLC Agreement, net operating cash flow of the SUL JV will be distributed quarterly, first to the Operating Partnership and Best Years pari passu up to a 10% annual return for SNFs, and thereafter to Best Years 75% and the Operating Partnership 25%. All capital proceeds (from the sale of the JV 2 Properties, refinancing, or other capital event) will be paid first to the Operating Partnership and Best Years pari passu until each has received an amount equal to its accrued but unpaid 10% return plus its total contribution, and thereafter to Best Years 75% and the Operating Partnership 25%. In October 2015, the SUL LLC Agreement was amended to provide for monthly distributions of net operating cash flows, versus quarterly, and to include the return from ALs, MCs and ILs at 9% (SNFs continue to be at 10% return).

We serve as the manager of the SUL JV and provide various services in exchange for fees and reimbursements. Under the SUL LLC Agreement, as the manager, we are paid an acquisition fee, as defined in the LLC Agreement, based on the original purchase price paid for the properties. Additionally, we are paid an annual asset management fee equal to 0.25% of the original purchase price paid for the properties.

A summary of the condensed consolidated financial data for the balance sheet and statement of income for the unconsolidated SUL JV is as follows:

Condensed Consolidated Balance Sheet of SUL JV as of December 31, 2015		Condensed Consolidated Statement of Income of SUL JV for the period from April 30, 2015 (inception) through December 31, 2015
Real estate properties and intangibles, net	$86,069,000	Revenue	$3,825,000
Cash and cash equivalents	5,174,000	Property and general expenses	(465,000)
Other assets	2,970,000	Depreciation and amortization expense	(1,231,000)
Total Assets:	$94,213,000	Income from operations	2,129,000
		Interest expense	(1,137,000)
Loans payable, net	$62,707,000	Amortization of finance costs	(113,000)
Other liabilities	3,848,000	Net income	$879,000
Members’ equity	27,658,000
Total Liabilities and Equity:	$94,213,000

As of December 31, 2015, the 14 properties of our unconsolidated 10% equity-method investment in SUL JV are as follows:

Property	Location	Type	Number of Beds
Lamar Estates	Lamar, CO	SNF	60
Monte Vista Estates	Monte Vista, CO	SNF	60
Myrtle Point Care Center	Myrtle Point, OR	SNF	55
Gateway Care and Retirement Center	Portland, OR	SNF/IL	91
Applewood Retirement Community	Salem, OR	IL	69
Loving Arms Assisted Living	Front Royal, VA	AL	78
Pine Tree Lodge Nursing Center	Longview, TX	SNF	92
Granbury Care Center	Granbury, TX	SNF	181
Twin Oaks Nursing Center	Jacksonville, TX	SNF	116
Dogwood Trails Manor	Woodville, TX	SNF	90
Carolina Manor	Appleton, WI	AL	45
Carrington Manor	Green Bay, WI	AL	20
Marla Vista Manor	Green Bay, WI	AL	40
Marla Vista Gardens	Green Bay, WI	AL	20
Total:			1,017

The following reconciles our 10% equity investment in the SUL JV at December 31, 2015:

Total capital contribution	$2,378,000
Income from equity-method investee	88,000
Distributions from equity-method investee	(288,000)
Total equity-method investment:	$2,178,000

During the year ended December 31, 2015, we received cash distributions of approximately $109,000 and as of December 31, 2015, have a distribution receivable of approximately $179,000 from our equity investment in the SUL JV.

Results of Operations

Our results of operations are described below:

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Years Ended
	December 31,
	2015	2014	$ Change
Rental revenues and tenant reimbursements	$9,288,000	$7,789,000	$1,499,000
Resident services and fee income	9,182,000	5,626,000	3,556,000
Total Revenues	18,470,000	13,415,000	5,055,000
Less expenses:
Property operating costs	(1,933,000)	(1,684,000)	(249,000)
Resident services costs	(7,538,000)	(4,655,000)	(2,883,000)
Net operating income (1)	8,999,000	7,076,000	1,923,000
Acquisition and asset management fees	598,000	—	598,000
Interest income from notes receivable	177,000	5,000	172,000
General and administrative	(4,313,000)	(3,949,000)	(364,000)
Asset management fees and expenses	—	(205,000)	205,000
Reserve for excess advisor obligations	—	(189,000)	189,000
Income from equity-method investee	88,000	—	88,000
Depreciation and amortization	(4,085,000)	(3,998,000)	(87,000)
Other income	46,000	108,000	(62,000)
Interest expense	(3,744,000)	(3,236,000)	(508,000)
Gain on disposition of real estate properties	971,000	—	971,000
Loss from continuing operations	(1,263,000)	(4,388,000)	3,125,000
(Loss) income from discontinued operations	(1,699,000)	(226,000)	(1,473,000)
Net loss	(2,962,000)	(4,614,000)	1,652,000
Noncontrolling interests’ share in losses (income)	(131,000)	837,000	(968,000)
Net loss applicable to common stockholders	$(3,093,000)	$(3,777,000)	$684,000

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, tenant reimbursements and other income less property operating and maintenance expenses. NOI excludes interest income from notes receivable, general and administrative expense, asset management fees and expenses, depreciation and amortization, impairments, interest income, interest expense, and income (loss) from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our healthcare properties includes rental revenues and tenant paid and/or reimbursements for property taxes and insurance. Property operating expenses include insurance, property taxes and other operating expenses. The increase in rental revenue and property operating costs is due to the revenue derived from our 2015 healthcare acquisitions and owning the five 2014 property acquisitions, two of which were purchased on December 31, 2014, for four months during the year ended December 31, 2015.

Resident services and fee income and resident services costs are generated from Friendswood TRS, which was consolidated on May 1, 2014. The net increase is due to the financial statements including the full year for 2015 as opposed to eight months of activities for the year ended December 31, 2014 and increased occupancy resulting from the completed renovation of an existing wing in the second quarter of 2015.

Net operating income increased to approximately $9.0 million for the year ended December 31, 2015 from $7.1 million for the year ended December 31, 2014, an increase of approximately $1.9 million. Approximately $1.2 million of the increase is due to the revenue derived from our 2015 healthcare acquisitions and owning the five 2014 property acquisitions, two of which were purchased on December 31, 2014, for four months during the year ended December 31, 2015, and $0.7 million is due to the increase in the resident services as noted above.

The increase in the acquisition and asset management fees of approximately $598,000 is due to the fees received from the SUL JV, which was formed in 2015.

The increase in interest income from notes receivable is mainly due to the collection of interest due from the Sherburne Commons note.

General and administrative expense was $4.3 million for the year ended December 31, 2015 and $3.9 million for the year ended December 31, 2014. The increase was primarily due to increases in employee payroll expenses of $0.9 million, offset by lower advisor fees of $0.2 million and consulting fees of $0.3 million as a result of being self-managed for nine months in 2014 and the full year in 2015.

Reserve for excess advisor obligation and asset management fees and expenses represents activity under the Advisory Agreement which was terminated on April 1, 2014.

Income from equity-method investee represents the income for 2015 related to the SUL JV.

Depreciation and amortization increased by approximately $0.1 million for the year ended December 31, 2015 due to the timing of our 2014 property acquisitions and the contribution of properties in 2015 to the SUL JV.

Other income decreased due to the collection of the Servant Note in 2014 (see Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements).

Interest expense increased in 2015 primarily due to the interest expense incurred on our loans payable for the five properties acquired at the end of 2014 and two in 2015, offset by our contribution of six properties and the related loans payable to the SUL JV in 2015.

In April 2015, as a result of the disposition of the JV 2 Properties contributed to the SUL JV, we recorded a partial gain on disposition of approximately $1.0 million related to the disposition of these properties (see Note 10 to the accompanying Notes to Condensed Consolidated Financial Statements).

The loss from discontinued operations in 2014 represents the Sherburne Commons activities, a VIE held for sale. On January 7, 2015, we sold Sherburne Commons (see Note 10 to the accompanying Notes to Condensed Consolidated Financial Statements) and recorded a loss on disposition of $1.7 million.

Liquidity and Capital Resources

As of December 31, 2015, we had approximately $6.6 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources for the next twelve months.

Going forward, we expect our primary sources of cash to be rental revenues, tenant reimbursements, joint venture equity and distributions, and refinancing of existing debt. In addition, we may increase cash through the sale of additional properties, which may result in the deconsolidation of properties we already own, or borrowing against currently-owned properties. For the foreseeable future, we expect our primary uses of cash to be for the repayment of principal on loans payable, funding future acquisitions, operating expenses, and interest expense on outstanding indebtedness. We may also incur expenditures for renovations of our existing properties, such as increasing the size of the properties by developing additional rentable square feet and/or making the space more appealing.

We continue to pursue options for repaying and/or refinancing debt obligations with long-term, fixed rate U.S Department of Housing and Urban Development (“HUD”) insured loans. In 2015, we successfully refinanced two of our existing loan arrangements with Lancaster Pollard (HUD insured) loans (see Note 8 to the accompanying Notes to Condensed Consolidated Financial Statements). We believe that conditions may be acceptable to continue to raise capital through additional joint venture arrangements with either our existing joint venture partner or new partners, although there can be no assurances that any such transactions will have terms acceptable to us or will be consummated.

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

Credit Facilities and Loan Agreements

As of December 31, 2015, we had debt obligations of approximately $65.9 million. The outstanding balance by loan agreement is as follows:

•	Healthcare Financial Solutions, LLC (formerly GE Capital)–approximately $2.8 million maturing October 2018
•	Oxford Finance, LLC– approximately $7.0 million maturing October 2019
•	Lancaster Pollard (HUD insured)–approximately $23.6 million maturing from September 2039 through September 2049
•	Lancaster Pollard (HUD insured) – approximately $12.5 million maturing December 2049
•	Lancaster Pollard (HUD insured) – approximately $7.4 million maturing November 2050
•	Lancaster Pollard (HUD insured) – approximately $7.9 million maturing January 2051
•	Housing & Healthcare Finance, LLC (HUD insured) – approximately $4.7 million maturing April 2054

Short-Term Liquidity Requirements

In addition to the capital requirements for recurring capital expenditures, we may incur expenditures for future healthcare acquisitions and/or renovations of our existing properties.

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

Other Liquidity Needs

Debt Service Requirements

Please refer to Note 8 to the accompanying Consolidated Financial Statements for a detailed discussion of our debt.

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

Subsequent Events

Please refer to Note 13 in the accompanying Notes to Consolidated Financial Statements for a detailed discussion of our subsequent events.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to real estate purchase price allocations, evaluation of possible impairment of real property assets, valuation of receivables, and income taxes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in materially adverse ways, and those estimates could be different under different assumptions or conditions. Our significant accounting policies are described in more detail in Note 2 to the accompanying Notes to Consolidated Financial Statements. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

We did not record any impairment charges as of December 31, 2015 or 2014 for properties held and used. However, due to certain conditions existing at December 31 2015, we performed Step 1 tests on three of our properties. None of these properties required a Step 2 test and therefore, no impairments were recorded.

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

Revenue Recognition

We collect rent from our tenants. Generally, our policy is to recognize revenues on an accrual basis as earned. However, if we determine, based on insufficient historical collections, that rent is not probable of collection until received, our policy is to recognize rental income when assured, which we consider to be the period the amounts are collected. Revenue from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible. Resident services and fee income is recorded as net charges for resident services, which consists of gross charges less contractual adjustments and discounts based upon negotiated rates.

Equity-Method Investment

We recognize our investment in unconsolidated entities that we have less than a 50% equity interest over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. We record our investment based on the fair value of the purchase price for investments purchased directly through our equity-method investee. For properties that we have contributed (see Notes 10 and 11 to the accompanying Notes to Consolidated Financial Statements), we record the investment at the carrying value of the contributed properties.

We evaluate our equity-method investment for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may exceed the fair value. No events or changes have occurred as of December 31, 2015 that would affect the carrying value of our equity-method investment.

Income Taxes

We have elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. No distributions were declared or paid in 2015 or 2014. We believe that we are organized and operate in such a manner as to qualify for treatment as a REIT, and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT in subsequent tax years for federal income tax purposes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, under the supervision of our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, as of December 31, 2015, our President (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that these disclosure controls and procedures are effective.

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

Based on their evaluation, our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the information in our definitive proxy statement for the 2016 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the information in our definitive proxy statement for the 2016 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the information in our definitive proxy statement for the 2016 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the information in our definitive proxy statement for the 2016 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the information in our definitive proxy statement for the 2016 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm (BDO USA, LLP)

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Equity for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements for the Years Ended December 31, 2015 and 2014

(2) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

Included in the exhibits are the audited combined financial statements of WPH Salem, LLC. WPH Salem, LLC is a significant lessee to us, and as of December 31, 2015, leases more than 20% of our assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Summit Healthcare REIT, Inc.

Lake Forest, California

We have audited the accompanying consolidated balance sheets of Summit Healthcare REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Healthcare REIT, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Costa Mesa, California
March 18, 2016

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$6,603,000	$4,405,000
Restricted cash	4,822,000	3,759,000
Real estate properties, net	77,842,000	98,722,000
Notes receivable	4,833,000	132,000
Deferred costs and deposits	140,000	356,000
Deferred financing costs, net	1,380,000	1,453,000
Tenant and other receivables, net	3,813,000	2,599,000
Deferred leasing commissions, net	1,697,000	1,859,000
Other assets, net	541,000	657,000
Equity-method investment	2,178,000	—
Assets of variable interest entity held for sale	—	4,139,000
Total assets	$103,849,000	$118,081,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$2,883,000	$1,995,000
Accrued salaries and benefits	392,000	342,000
Security deposits	1,627,000	2,029,000
Loans payable, net of debt discounts	64,968,000	77,972,000
Liabilities of variable interest entity held for sale	—	2,700,000
Total liabilities	69,870,000	85,038,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares is issued or outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 and 23,028,014 shares issued and outstanding at December 31, 2015 and 2014, respectively	23,000	23,000
Additional paid-in capital	117,215,000	117,226,000
Accumulated deficit	(83,966,000)	(80,873,000)
Total stockholders’ equity	33,272,000	36,376,000
Noncontrolling interests	707,000	(3,333,000)
Total equity	33,979,000	33,043,000
Total liabilities and stockholders’ equity	$103,849,000	$118,081,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2015 and 2014

	2015	2014
Revenues:
Rental revenues	$8,344,000	$6,999,000
Resident services and fee income	9,182,000	5,626,000
Tenant reimbursements and other income	944,000	790,000
Acquisition and asset management fees	598,000	—
Interest income from notes receivable	177,000	5,000
	19,245,000	13,420,000
Expenses:
Property operating costs	1,933,000	1,684,000
Resident services costs	7,538,000	4,655,000
General and administrative	4,313,000	3,949,000
Asset management fees and expenses	—	205,000
Depreciation and amortization	4,085,000	3,998,000
Reserve for excess advisor obligation	—	189,000
	17,869,000	14,680,000
Operating income (loss)	1,376,000	(1,260,000)

Income from equity-method investee	88,000	—
Other income	46,000	108,000
Interest expense	(3,744,000)	(3,236,000)
Gain on disposition of real estate properties	971,000	—
Loss from continuing operations	(1,263,000)	(4,388,000)

Loss from discontinued operations	(1,699,000)	(226,000)

Net loss	(2,962,000)	(4,614,000)
Noncontrolling interests’ share in income (losses)	(131,000)	837,000
Net loss applicable to common stockholders	$(3,093,000)	$(3,777,000)

Basic and diluted loss per common share:
Continuing operations	$(0.06)	$(0.19)
Discontinued operations	(0.07)	0.03

Net loss applicable to common stockholders	$(0.13)	$(0.16)

Weighted average shares used to calculate basic and diluted net loss per common share	23,027,978	23,028,014

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2015 and 2014

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total
BALANCE — January 1, 2014	23,028,285	$23,000	$117,226,000	$(77,096,000)	$40,153,000	$(2,691,000)	$37,462,000
Surrendered shares	(271)	—	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(62,000)	(62,000)
Noncontrolling interest contribution	—	—	—	—	—	257,000	257,000
Net loss	—	—	—	(3,777,000)	(3,777,000)	(837,000)	(4,614,000)
BALANCE — December 31, 2014	23,028,014	23,000	117,226,000	(80,873,000)	36,376,000	(3,333,000)	33,043,000
Surrendered shares	(36)	—	—	—	—	—	—
Stock-based compensation	—	—	33,000	—	33,000	—	33,000
Dividends declared to noncontrolling interests	—	—	—	—	—	(146,000)	(146,000)
Dividends forfeited from non-controlling interest	—	—	—	—	—	58,000	58,000
Repurchase of noncontrolling interest	—	—	(44,000)	—	(44,000)	(881,000)	(925,000)
Decrease in non-controlling interests related to disposition of a VIE	—	—	—	—	—	4,878,000	4,878,000
Net (loss) income	—	—	—	(3,093,000)	(3,093,000)	131,000	(2,962,000)
BALANCE — December 31, 2015	23,027,978	$23,000	$117,215,000	$(83,966,000)	$33,272,000	$707,000	$33,979,000

The accompanying notes are an integral part of these consolidated financial statements

 SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(2,962,000)	$(4,614,000)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Amortization of deferred financing costs and debt discounts	223,000	186,000
Depreciation and amortization	4,085,000	3,641,000
Straight line rents	(958,000)	(592,000)
Bad debt expense	454,000	111,000
Stock-based compensation expense	33,000	—
Write-off of leasing commission and deferred financing costs	212,000	586,000
Loss on disposition of VIE	1,582,000	—
Gain on disposition of real estate properties	(971,000)	—
Income from equity-method investee	(88,000)	—
Change in operating assets and liabilities:
Restricted cash related to current activities	(65,000)	311,000
Tenant and other receivables, net	(815,000)	(1,021,000)
Other assets	113,000	(145,000)
Security deposits applied	—	(425,000)
Related party payable	—	(171,000)
Accounts payable and accrued liabilities	872,000	870,000
Accrued salaries and benefits	50,000	341,000
Net cash and cash equivalents provided by (used in) operating activities	1,765,000	(922,000)
Cash flows from investing activities:
Restricted cash	(805,000)	(3,260,000)
Real estate acquisitions and capitalized costs	(41,515,000)	(26,513,000)
Deferred costs and deposits	227,000	(225,000)
Real estate improvements	(232,000)	(409,000)
Proceeds from contribution of properties, net of cash and restricted cash contributed	13,972,000	—
Investment in equity-method investee	(929,000)	—
Distributions received from equity-method investee	21,000	—
Payments from notes receivable	29,000	76,000
Repurchase of non-controlling interest	(925,000)	—
Net cash and cash equivalents used in investing activities	(30,157,000)	(30,331,000)
Cash flows from financing activities:
Proceeds from issuance of loans payable	51,971,000	58,567,000
Deferred financing costs	(1,050,000)	(844,000)
Security deposits received	679,000	628,000
Payments of loans payable	(20,922,000)	(33,514,000)
Non-controlling interest contribution	—	257,000
Distributions paid to non-controlling interests	(88,000)	(62,000)
Net cash and cash equivalents provided by financing activities	30,590,000	25,032,000
Net increase (decrease) in cash and cash equivalents	2,198,000	(6,221,000)
Cash and cash equivalents — beginning of period	4,405,000	10,662,000
Cash and cash equivalents – ending of period (including cash of VIE held for sale)	6,603,000	4,441,000
Cash and cash equivalents of VIE held for sale – end of period (see Note 10)	—	(36,000)
Cash and cash equivalents – end of period	$6,603,000	$4,405,000

Supplemental disclosure of cash flow information:
Cash paid for interest:	$3,311,000	$2,720,000

Supplemental disclosure of non-cash investing activities:

In January 2015, the Company sold its interests in Sherburne Commons for a note receivable of $5.0 million due in December 2017 (see Note 5).

In January 2015, $207,000 of deferred costs were reclassified to real estate acquisitions.

As of December 31, 2015, we recorded approximately $179,000 of distributions receivable from the SUL JV.

During 2015, we converted approximately $1.4 million of our interests in ten properties to an equity-method investment.

In April 2015, the Company contributed six properties to a 10%-owned equity investment (see Note 10). This transaction had the following effects on the Company’s 2015 consolidated balance sheet:

Real estate properties	$(40,391,000)
Other assets	(832,000)
Loans payable, net	30,133,000
Other liabilities	1,182,000
Total contribution:	$9,908,000

In December 2015, the Company contributed four properties purchased in November 2015 to a 10%-owned equity investment (see Note 10). This transaction had the following effects on the Company’s 2015 consolidated balance sheet:

Real estate properties	$(18,535,000)
Other assets	(931,000)
Loans payable, net	13,437,000
Other liabilities	609,000
Total contribution:	$5,422,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2015 and 2014

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 100% of six properties, 95% of six properties and a 10% equity interest in an investment that holds 14 properties. Summit is a Maryland corporation, formed in 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries (including variable interest entities) except where the context otherwise requires. Previously, our business was managed pursuant to an advisory agreement (the “Advisory Agreement”) with Cornerstone Realty Advisors, LLC (“CRA”), which was terminated on April 1, 2014. We are currently self-managed and have employees to directly manage our operations.

Generally we conduct substantially all of our operations through Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), which is a Delaware limited partnership. At December 31, 2015, we own a 99.88% general partner interest in the Operating Partnership, and CRA owns a 0.12% limited partnership interest. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. These financial statements included the consolidation of a variable interest entity (“VIE”) that was classified as held for sale until January 7, 2015, at which time the VIE was sold (see Note 10).

Cornerstone Healthcare Partners LLC

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% non-controlling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA, and as such, this entity is consolidated.

We acquired six healthcare properties through CHP LLC (collectively, the “JV Properties”). In the third quarter of 2013, CHP LLC sold a portion of its interests in five of the JV Properties to third party investors (“HCRE Investors”). Proceeds from the sale of interests in these five JV Properties were approximately $0.9 million, of which we received approximately $0.8 million and CHREF received $41,000. Through September 30, 2015, we owned an 89.0% interest in the JV Properties, CHREF owned a 4.7% interest and third party investors owned 6.3%. In October 2015, Summit purchased the membership interests of the HCRE Investors for approximately $0.9 million. As a result of this transaction and as of December 31, 2015, we own a 95.3% interest in the five JV Properties, and CHREF owns a 4.7% interest. We continue to own a 95% interest in the sixth property.

Friendswood TRS

In May 2014, we formed a taxable REIT subsidiary (“Friendswood TRS”) which became the licensed operator and tenant of Friendship Haven (see Note 3).

Summit Union Life Holdings, LLC

On April 29, 2015, through our Operating Partnership, we entered into a limited liability company agreement (“SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd., (a Chinese corporation) and formed Summit Union Life Holdings, LLC (“SUL JV”).

In conjunction with the formation of the SUL JV, the Operating Partnership contributed to the SUL JV all of its limited liability company interest in each of six limited liability companies that collectively own Lamar Estates, Monte Vista Estates, Myrtle Point Care Center, Gateway Care and Retirement Center, Applewood Retirement Community and Loving Arms Assisted Living (collectively, the “JV 2 Properties”), resulting in the SUL JV owning each of the JV 2 Properties. Best Years, in conjunction with the SUL JV, contributed cash in the amount of approximately $9.9 million to the SUL JV of which we received a net amount of $9.2 million after paying down the Loving Arms Assisted Living loan payable of $715,000 (see Note 8). Under the SUL LLC Agreement, the Operating Partnership and Best Years own a 10% and 90% equity interest in the SUL JV, respectively. The Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the JV 2 Properties due to cash restrictions related to the loans payable for the contributed JV 2 Properties. At December 31, 2015 and 2014, the receivable of $362,000 and $0, respectively, is included in tenant and other receivables on the consolidated balance sheets.

As a result of the SUL JV, the JV 2 Properties are no longer consolidated in the Company’s financial results, commencing April 30, 2015. The SUL JV is accounted for under the equity-method in the Company’s consolidated financial statements (see Note 11). We recorded a partial gain of approximately $1.0 million during the quarter ended June 30, 2015 related to the disposition of the JV 2 properties (see Note 10).

In October 2015, the SUL JV acquired four additional properties located in Texas which increased our equity-method investment by approximately $0.8 million

On December 24, 2015, we contributed our limited liability company interests in each of four limited liability companies, which were acquired by us in November 2015, that each own a senior housing facility (collectively, the “Cottage Properties”) to SUL JV. This contribution resulted in the SUL JV owning each of the Cottage Properties. The aggregate net fair value of the Cottage Properties that were contributed was approximately $5.4 million, which approximated the Operating Partnership’s carrying value on the date of contribution (total assets were approximately $19.5 million less liabilities of approximately $14.1 million). Concurrent with the contribution of the Cottage Properties, Best Years contributed cash to the SUL JV in the amount of approximately $4.9 million and the Operating Partnership received cash of approximately $4.9 million from the SUL JV.

Summit Healthcare Asset Management, LLC (TRS)

Additionally, we formed Summit Healthcare Asset Management, LLC (the “Management Company” or “SAM TRS”) as a wholly-owned taxable REIT subsidiary (TRS). We serve as the manager of the SUL JV and provide various services in exchange for fees and reimbursements. All acquisition fees and management fees will be paid to the Management Company and expenses incurred by us, as the manager, will be reimbursed from the Management Company. Under the SUL LLC Agreement, Best Years has paid the Management Company a one-time acquisition fee based on the original purchase price paid for the SUL JV properties and other properties acquired in 2015 through the SUL JV. Annual asset management fees to be paid by the SUL JV to the Management Company are equal to 0.25% of the original purchase price paid for the all SUL JV owned properties.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and CHP, LLC (of which the Company owns 95%). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2015, we had cash accounts in excess of FDIC-insured limits. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

Restricted cash represents cash held in interest bearing accounts related to impound reserve accounts for property taxes, insurance and capital improvements or commitments as required under the terms of our loans payable agreements. Based on the intended use of the restricted cash, we have classified changes in restricted cash within the statements of cash flows as operating (for property taxes and insurance) and investing activities for capital and other commitments.

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

We recorded no impairment charges related to properties held and used in 2015 and 2014.

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

Financial assets and liabilities are categorized based on the inputs to the valuation techniques as follows:

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

There were no assets measured at fair value on a nonrecurring basis during the year ended December 31, 2015.

The variable interest entity held for sale measured at fair value, less estimated selling costs, was deemed to be a Level 2 asset which was sold on January 5, 2015 (see Note 10).

Fair Value Measurement of Financial Instruments

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, notes receivable (except as noted below), deferred costs and deposits, tenant and other receivables, deferred leasing commissions, certain other assets, accounts payable and accrued liabilities, security deposits and loans payable. With the exception of the Nantucket note receivable (see Note 5) and loans payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of December 31, 2015, the fair value of the Nantucket note receivable (see Note 5) was $4.8 million compared to the carrying value of $4.7 million. The fair value of the note receivable was estimated based on cash flow analysis at an assumed market rate of interest. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of December 31, 2015 and 2014, the fair value of loans payable was $66.9 million and $80.1 million, compared to the carrying value (excluding debt discount) of $65.9 million and $78.8 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of December 31, 2015, we utilized discount rates ranging from 4.4% to 7.3% and a weighted average discount rate of 4.7%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

At December 31, 2015 and 2014, the Company does not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

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

Tenant and Other Receivables and Valuation of Receivables

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants, accounts receivable from resident services, the cumulative amount of future adjustments necessary to present rental income on a straight-line basis and distributions receivable. Tenant receivables for rental revenues are recorded at the original amount earned, less an allowance for any doubtful accounts. Management assesses the realizability of tenant receivables and other fees on an ongoing basis and provides for allowances as such balances, or portions thereof, are estimated to become uncollectible. As of December 31, 2015 and 2014, there were no allowances recorded for these receivables.

As of May 1, 2014, Friendswood TRS became the licensed operator and tenant for Friendship Haven and under this facility, fees earned for resident services are recorded at billed amounts less contractual allowances and allowances for doubtful accounts, which approximates fair value. We estimate allowances for uncollectible amounts and contractual allowances based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements, the residents' or third party payers' stated intent to pay, the payers' financial capacity to pay and other factors. Accounts receivable allowances are estimates. We periodically review and revise these estimates based on new information and these revisions may be material.

For the years ended December 31, 2015 and 2014, bad debt expense amounted to approximately $0.5 million and $0.1 million, respectively, which are included in resident services costs in the accompanying consolidated statements of operations. The allowance for doubtful accounts was $0.3 million and $0.1 million as of December 31, 2015 and 2014, respectively.

Tenant and other receivables consists of:

As of December 31,	2015	2014
Accounts receivable from resident services, net of allowance for doubtful accounts of $309,000 and $108,000, respectively	1,002,000	982,000
Straight-line rent receivables	2,143,000	1,530,000
Distribution receivables	581,000	-
Other receivables	87,000	87,000
Total	$3,813,000	$2,599,000

Deferred Costs and Deposits

Deferred costs and deposits primarily consist of deposits and costs paid for potential acquisitions.

Deferred Financing Costs and Debt Discounts

Costs incurred in connection with debt financing are recorded as deferred financing costs and debt discounts. Deferred financing costs and debt discounts are amortized using the straight-line basis which approximates the effective interest rate method, over the contractual terms of the respective financings.

Deferred Leasing Commissions

Leasing commissions (paid to CRA prior to April 1, 2014) were capitalized at cost and are being amortized on a straight-line basis over the related lease term. As of December 31, 2015 and 2014, total costs incurred were $2.2 million and the unamortized balance was approximately $1.7 and $1.9 million, respectively. The amortization of Friendship Haven’s leasing commission totaling $0.4 million was accelerated due to the lease termination on March 16, 2014 (see Note 3). Amortization expense for the years ended December 31, 2015 and 2014 was approximately $0.2 million and $0.5 million, respectively.

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

Revenue Recognition

Revenue is recorded in accordance with ASC 840, Leases, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended” (“SAB 104”). Such accounting provisions require that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Because our leases provide for free rent, lease incentives, or other rental increases at specified intervals, we straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. Our rental revenues are comprised of lease rental income and straight-line rent. Straight line rent for the years ended December 31, 2015 and 2014 was approximately $1.0 million and $0.6 million, respectively.

We recognize resident services and fee income as services are provided in cases where we serve as the licensed operator of our facilities (see Note 3). Revenue is recorded as net charges for resident services, which are the gross charges less contractual adjustments and discounts based upon negotiated rates.

Stock-Based Compensation

We record stock-based compensation expense for share-based payments to employees and directors, including grants of stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized ratably over the vesting term and is included in general and administrative expense in our consolidated statements of operations. See Note 6 for further information.

Noncontrolling Interest in Consolidated Subsidiary

Noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by us. As of December 31, 2015 and 2014, the non-controlling interest primarily relates to CHP, LLC. Included in noncontrolling interest for the year ended December 31, 2014 is the VIE related to Sherburne Commons (see Note 5) and CHP, LLC.

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

Income Taxes

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate for the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2012 and subsequent years, and state income tax returns are subject to audit for the year ended December 31, 2011 and subsequent years.

We have elected to treat Friendswood TRS and SAM TRS as taxable REIT subsidiaries, which generally may engage in any business, including the provision of customary or non-customary services for our tenants. These TRS entities are treated as a regular corporation and are subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.  Friendswood TRS has deferred tax assets related to their net operating loss (“NOL”) (which expires after 2035 for federal and state) of $32,000 and timing differences for a total of $436,000, which has a full valuation allowance as of December 31, 2015. Due to the losses incurred and the full valuation allowance on deferred tax assets, there was no tax provision related to Friendswood TRS in 2015 and 2014. SAM TRS has deferred tax assets related to their NOL (which expires after 2035 for federal and state) for a total of $168,000, which has a full valuation allowance as of December 31, 2015. Due to the losses incurred and the full valuation allowance on deferred tax assets, there was no tax provision related to SAM TRS in 2015.

Uncertain Tax Positions

In accordance with the requirements of ASC 740, “Income Taxes,” favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders. A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor provision which, if met, expressly prevents the Internal Revenue Service from asserting the prohibited transaction test. We have no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the consolidated results of operations. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated financial statements as a component of general and administrative expense.

Basic and Diluted Net Loss and Distributions per Common Share

Basic and diluted net loss per common share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. For each of the years ended December 31, 2015 and 2014, 205,000 and 40,000 stock options, respectively, have been excluded from the weighted-average number of shares outstanding since their effect was anti-dilutive. The basic and diluted loss applicable to common stockholders for the years ended December 31, 2015 and 2014 is computed by dividing the loss applicable to common stockholders of $3.1 million and $3.8 million by the weighted average number of shares outstanding of 23,027,978 and 23,028,014, respectively.

The Company declared no cash distributions per common share during the years ended December 31, 2015 and 2014.

Reclassification

Certain amounts related to accounts payable and accrued liabilities and accrued salaries and benefits in the Company’s statements of operations and statements of cash flows for prior year have been reclassified to conform to the current period presentation. These reclassifications had no effect on total assets, liabilities or cash flows from operating activities. Certain amounts related to restricted cash have been reclassified to conform to the current period presentation.

New Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

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

The FASB has issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.  In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements which we will adopt in 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

3. Investments in Real Estate Properties

As of December 31, 2015 and 2014, investments in real estate properties including those acquired through our subsidiaries and CHP, LLC, excluding assets contributed to the SUL JV and excluding assets of the variable interest entity held for sale at December 31, 2014, were as follows:

	2015	2014

Land	$6,932,000	$8,432,000
Buildings and improvements	73,181,000	88,241,000
Less: accumulated depreciation	(5,842,000)	(3,813,000)
Buildings and improvements, net	67,339,000	84,428,000
Furniture and fixtures	7,086,000	8,133,000
Less: accumulated depreciation	(3,515,000)	(2,271,000)
Furniture and fixtures, net	3,571,000	5,862,000
Real estate properties, net	$77,842,000	$98,722,000

Depreciation expense for the years ended December 31, 2015 and 2104 was approximately $3.9 million and $3.5 million, respectively.

Friendswood TRS

During the first quarter of 2014, the tenant of Friendship Haven ceased paying rent payments due to us under the lease agreement. On March 16, 2014, we terminated the lease agreement. On May 1, 2014, we became the licensed operator and tenant of the Friendship Haven facility through Friendswood TRS. Upon becoming the licensed operator of the facility, we entered into a two-year management agreement with an affiliate of Stonegate Senior Living (“Stonegate”), whereby Stonegate will receive a management fee equal to 6% of the adjusted gross revenues, as defined, from operations of the facility. In October 2015, we amended the management agreement with Stonegate to increase the term from two years to 12 years (see Notes 8 and 9). We are currently seeking to secure a long term triple net lease with a tenant and plan to finalize an arrangement in 2016.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for properties owned as of December 31, 2015 are as follows:

Years ending December 31,
2016	$6,617
2017	6,766
2018	6,918
2019	7,074
2020 and thereafter	62,194
$89,569

The schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases, the rental revenues for the tenant of Friendship Haven and tenant reimbursements.

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

Loving Arms was contributed to the SUL JV in April 2015 (see Note 10).

Wisconsin Properties

On November 3, 2015, through wholly-owned subsidiaries, we acquired the Cottage Properties, four separate assisted living facilities in Wisconsin for an aggregate purchase price of $18.4 million, which was funded through cash on hand plus the proceeds from the Pacific Western Bank loan described in Note 8. The properties are leased under 12-year triple net leases.

The Cottage Properties were contributed to the SUL JV in December 2015 (see Note 10).

Littleton, New Hampshire

On November 17, 2015, through a wholly-owned subsidiary, we acquired Riverglen House, a 59-bed assisted living facility located in Littleton, New Hampshire, (“Riverglen”) for a purchase price of $8.5 million, which was funded through cash on hand plus the proceeds from the loan assumed and described in Note 8. The Riverglen property is leased pursuant to a 15-year triple net lease.

The following sets forth the allocation of the purchase price of the properties acquired in 2015 as well as the associated acquisitions costs, all of which have been capitalized.  We have accounted for the acquisitions as an asset purchase under GAAP.

	Front Royal	Cottages	Riverglen	Total
Land	$500,000	$910,000	$430,000	$1,840,000
Buildings & improvements	12,707,000	16,849,000	7,520,000	37,076,000
Site improvements	540,000	471,000	230,000	1,241,000
Furniture & fixtures	760,000	305,000	500,000	1,565,000
Real estate acquisition and capitalized costs	$14,507,000	$18,535,000	$8,680,000	$41,722,000
Real estate acquisition costs, capitalized (included above)	$207,000	185,000	180,000	$572,000

Acquisitions - 2014

All properties we acquired in 2014 were contributed to the SUL JV in 2015 (see Notes 1 and 10).

Colorado Properties

On September 22, 2014, we acquired two skilled nursing facilities in Lamar (“Lamar Estates”) and Monte Vista (“Monte Vista Estates”), Colorado for a total purchase price of $7.9 million, which was funded through cash on hand plus a collateralized loan. The properties are leased under a triple net lease for an initial term of 15 years, plus one five year renewal option. Each facility has a total of 60 beds.

Myrtle Point, Oregon

On October 31, 2014, we acquired a 54 bed skilled nursing facility in Myrtle Point, Oregon (“Myrtle Point”) for $4.2 million, which was funded through cash on hand plus a collateralized loan. Myrtle Point is leased under a 15- year triple net lease.

Oregon Properties (Gateway and Applewood)

On December 31, 2014, we acquired a facility in Portland, Oregon (“Gateway”) with 59 skilled nursing beds and 32 independent living units and a facility in Salem, Oregon (“Applewood”) with 69 independent living units for an aggregate purchase price of $14.2 million which was funded with cash on hand plus the proceeds of a collateralized loan. The properties are leased under a 15-year triple net lease, plus two five year renewal options.

The following sets forth the allocation of the purchase price of the properties acquired in 2014 as well as the associated acquisitions costs, all of which have been capitalized.

	Lamar	Monte Vista	Myrtle Point	Gateway	Applewood	Total
Land	$159,000	$111,000	$360,000	$770,000	$530,000	$1,930,000
Buildings & improvements	4,164,000	3,030,000	3,453,000	9,665,000	2,149,000	22,461,000
Site improvements	59,000	144,000	40,000	200,000	90,000	533,000
Furniture & fixtures	195,000	184,000	350,000	680,000	180,000	1,589,000
Real estate acquisitions	$4,577,000	$3,469,000	$4,203,000	$11,315,000	$2,949,000	$26,513,000
Real estate acquisition costs, capitalized (included above)	$77,000	$69,000	$53,000	$65,000	$49,000	$313,000

4. Concentration of Risk

Concentrations of credit risk could arise when a number of tenants or obligors related to one investment are engaged in similar business activities or activities in the same geographic regions, have similar economic features that would cause their ability to meet contractual obligations, including those of the Company, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentration risk. As of December 31, 2015, we have one tenant that constitutes a significant asset concentration due to the refinancing in October 2015 and December 2015 for two properties with HUD insured loans (see Note 8 under GE Healthcare Loan and PrivateBank Loan). HUD required the two separate tenants to be included under the existing master lease for three previously HUD financed properties.

As of December 31, 2015, we owned one property in California, four properties in Oregon, four properties in North Carolina, one property in Texas, one property in Illinois and one property in New Hampshire. Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states. Additionally, as of December 31, 2015, we leased our 12 healthcare properties to six different tenants under long-term triple net leases, two of which comprise 49% and 29% percent of our tenant rental revenue. As of December 31, 2014, we leased our 16 healthcare properties to 12 different tenants under long-term triple net leases, two of which comprise and 28% and 28% of our tenant rental revenue. Only one of these tenants constitutes a significant asset concentration as of December 31, 2015. No tenants constituted a significant asset concentration greater than 20% as of December 31, 2014.

5. Notes Receivable

Servant Healthcare Investments, LLC

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

In December 2011, the notes receivable were restructured to provide for the settlement of the notes in the amount of $2.5 million, $1.5 million of which was received from the borrower in December 2011. The remaining $1.0 million was payable pursuant to a promissory note of SHI which provided for interest at a fixed rate of 5.00% per annum. A principal payment of $0.7 million, plus any accrued and unpaid interest, was due and paid on December 22, 2013 and the remaining balance of $0.3 million, including any accrued and unpaid interest, was due on December 22, 2014. The Servant Healthcare Investments, LLC note was paid in full on May 2, 2014 and for the year ended December 31, 2014, we recognized $5,000 of interest income related to this note receivable.

Fernhill Note

In September 2014, the Company loaned to the tenant of the Fernhill facility approximately $140,000 for certain capital expenditures. The note provides for interest at a fixed rate of 6% and is payable in monthly installments through January 2019. As of December 31, 2015 and 2014, the balance on the note was approximately $0.1 million.

Nantucket Note - Consolidation and Sale of VIE

We held a note receivable from a participating first mortgage loan made to Nantucket Acquisition LLC (“Nantucket”), a Delaware limited liability company owned and managed by Cornerstone Ventures Inc., an affiliate of CRA, which was collateralized by Sherburne Commons. Nantucket was considered a VIE since June 2011 when we concluded we were the primary beneficiary due to our ability to direct the activities of the VIE. As of December 31, 2014, the Sherburne Commons property was classified as real estate held for sale. Consequently, the related assets and liabilities of the property were classified as assets of a VIE held for sale and liabilities of a VIE held for sale on our consolidated balance sheets at December 31, 2014. Operating results for the property are included in discontinued operations on our consolidated statements of operations for December 31, 2014. On October 6, 2014, we foreclosed on the Sherburne Commons property, however we did not take possession of the property.

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

The $5.0 million purchase money note is collateralized by the Sherburne Commons property, bears an annual interest rate of 3.5% and matures on December 31, 2017. Interest is due and payable monthly, except, at Sherburne Buyer’s election, interest could accrue and not be payable through December 31, 2015 with all accrued but unpaid interest being payable in full on January 1, 2016. On December 30, 2015, we received payment of approximately $169,000 related to the total amount of interest due on the note for 2015, which was recorded as interest income from notes receivable in our consolidated statements of operations for the year ended December 31, 2015. Outstanding and unpaid principal shall be paid from the net proceeds payable to Sherburne Buyer from the sale of the residential cottages in Sherburne Commons. We may also participate in additional interest of up to $1 million from 50% of the net proceeds of cottage sales through December 31, 2018.

As we are no longer the primary beneficiary of the VIE, it is no longer being consolidated as of January 7, 2015. As of December 31, 2014, the VIE was classified as assets of a VIE held for sale and liabilities of a VIE held for sale and as of December 31, 2014, the results of operations for the VIE held for sale was presented in discontinued operations on the consolidated statements of operations. For the year ended December 31, 2015, we recorded a loss on disposition of $1.7 million for this VIE, which is included in the consolidated statements of operations.

6. Equity

Common Stock

Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Distributions

Our distribution reinvestment plan was suspended indefinitely effective December 31, 2010. At this time, we cannot provide any assurance as to if or when we will resume distributions or our distribution reinvestment plan. We did not pay any distributions to stockholders for the years ended December 31, 2015 and 2014.

Share-Based Compensation Plans

We record stock-based compensation expense for stock options granted based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. Assumptions required by the model include the risk-free interest rate, the expected life of the options, and the expected stock price volatility over the expected life of the options, and the expected distribution yield. Compensation expense for employee stock options is recognized ratably over the vesting term. The expected life of the options was based on evaluations of expected future exercise behavior. The risk-free interest rate was based on the U.S. Treasury yield curve at the date of grant with maturity dates approximating the expected term of the options at the date of grant. Volatility was based on historical volatility of the stock prices for a sample of publicly traded companies with risk profiles similar to ours. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected stock price volatility and the expected life of an option.

Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan

On October 28, 2015, we adopted the Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan (“Incentive Plan”). The purpose of the Incentive Plan is to provide a means through which to attract and retain key personnel and to provide a means whereby current or prospective directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders.

We may grant non-qualified stock options and incentive stock options, stock appreciation rights, restricted stock and restricted stock units, and performance based compensation awards. Stock options granted under the Omnibus Incentive Plan are required to have a per share exercise price that is not less than 100% of the fair market value of our common stock underlying such stock options on the date an option is granted (other than in the case of options that are substitute awards). All stock options that are intended to qualify as incentive stock options must be granted pursuant to an award agreement expressly stating that the option is intended to qualify as an incentive stock option, and will be subject to the terms and conditions that comply with the rules as may be prescribed by Section 422 of the Code. The maximum term for stock options granted under the Incentive Plan will be ten years from the initial date of grant.

The Incentive Plan provides that the total number of shares of common stock that may be issued is 3,000,000.

In December 2015, we granted 500,000 stock options under the Incentive Plan to executive management. The options vested 33% on the grant date and the remaining 67% will vest in equal monthly installments beginning January 1, 2016 and continuing over a two-year period through December 31, 2017. The options expire 10 years from the grant date. The exercise price was determined by using our estimated per-share value, which was calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the estimated fair value of our liabilities, utilizing a discount for the fact that the shares are not currently traded on a national securities exchange and a control premium, and divided by the total by the number of our common shares outstanding at the time the options were granted. The weighted average fair value per share of the stock options granted was $0.20.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2015
Expected Volatility	19.0%
Expected lives	2 years
Risk-free interest rate	0.98%
Dividends	0%

Employee and Director Incentive Stock Plan

The Employee and Director Incentive Stock Plan (the “Director Plan”), which terminated in December 2014, granted awards of stock to directors, full-time employees, and other eligible participants that provided services to us. Awards granted under the Director Plan consisted of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and distribution equivalent rights. The term of the Plan was ten years and the total number of shares of common stock reserved for issuance under the Plan was equal to 10% of our outstanding shares of stock at any time. As of December 31, 2015, there are 40,000 shares outstanding under the Director Plan of which 20,000 expired in January 2016 and the remaining 20,000 will expire through 2018.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The stock-based compensation expense reported for the years ended December 31, 2015, and 2014 was $33,000 and $0, respectively, and is included in general and administrative expense in the consolidated statements of operations.

The following table summarizes our stock options as of December 31, 2015 and 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	40,000	$8.00
Granted	—
Exercised	—
Cancelled/forfeited	—
Options outstanding at December 31, 2014	40,000	8.00
Granted	500,000	$1.72
Exercised	—
Cancelled/forfeited	—
Options outstanding at December 31, 2015	540,000	$2.19	9.28	$310,000

Options exercisable at December 31, 2015	205,000	$2.95	8.15	$102,000

As of December 31, 2015, the weighted average remaining contractual life of all options outstanding is 9.28 years. For our outstanding non-vested options as of December 31, 2015, the weighted average grant date fair value per share was $0.20. As of December 31, 2015, we had approximately $66,000 of unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, which is expected to be recognized over the next two years, with $33,000 in 2016 and $33,000 in 2017.

7. Related Party Transactions

CRA

Related party transactions with CRA relate to fees paid and costs reimbursed to CRA for services rendered to us through March 31, 2014 as the Company terminated the Advisory Agreement with CRA effective April 1, 2014. All receivables due from CRA, as noted below, are fully reserved.

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

Advisory Agreement Terminated on April 1, 2014

Organizational and Offering Costs - Organizational and offering costs of our primary offering and follow-on offering (collectively, “Offerings”) have been paid by CRA on our behalf and have been reimbursed to CRA from the proceeds of our Offerings. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our Offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses. In no event will we have any obligation to reimburse CRA for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from Offerings, which terminated on June 10, 2012.

As of June 10, 2012, we had reimbursed CRA a total of $1.1 million in organizational and offering costs related to our Offerings, of which $1.0 million was in excess of the contractual limit. Consequently, we recorded a receivable from CRA for $1.0 million reflecting the excess reimbursement, and based on our evaluation of various factors related to collectability of this receivable, we reserved the full amount of the receivable. During 2013, we collected approximately $0.3 million.  CRA has repaid varying amounts against this receivable quarterly during 2013, but no repayment has occurred since then. As of December 31, 2015 and 2014, the gross balance of this receivable was $0.7 million. Accordingly, we have recorded this receivable due from CRA and reserved for the entire amount due to the uncertainty of collectability.

Asset Management Fees and Expenses - The Advisory Agreement provided that the asset management fee payable by us to CRA was a monthly rate of one-twelfth of 0.75% of our Average Invested Assets, as defined in the Advisory Agreement. For the year ended December 31, 2014, CRA earned $0.2 million of asset management fees which are included in asset management fees and expenses in our consolidated statements of operations.

In addition, the Advisory Agreement provided for our reimbursement of CRA for the direct and indirect costs and expenses incurred by CRA in providing asset management services to us, including personnel and related employment costs. For the year ended December 31, 2014, CRA was reimbursed $31,000 of such direct and indirect costs and expenses. These costs are included in asset management fees and expenses in our consolidated statements of operations. Additionally, we overpaid CRA approximately $32,000 for asset management fees. Accordingly, we have recorded this receivable due from CRA and reserved for the entire amount due to the uncertainty of collectability.

Operating Expenses - The Advisory Agreement provided for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us. For the year ended December 31, 2014, $0.2 million of operating expenses incurred on our behalf were reimbursed to CRA. These costs are included in general and administrative expenses in our consolidated statements of operations. The Company paid $189,000 in excess operating expense reimbursements to CRA in prior periods. Accordingly, we have recorded this receivable due from CRA and reserved for the entire amount due to the uncertainty of collectability.

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

Property Management Expenses. The Advisory Agreement provided that if we retained CRA or an affiliate to manage and lease some of our properties, we would pay a market-based property management fee. For the year ended December 31, 2014, CRA earned approximately $42,000 of property management fees.

SUL JV

See Notes 1 and 11 for further discussion of related party distributions and acquisition and asset management fees related to the SUL JV.  Certain deferred acquisition costs paid by us relate to acquisitions to be acquired by the SUL JV and will be reimbursed to us upon terms of the SUL LLC Agreement, as amended. As of December 31, 2015, we received approximately $0.2 million in advance from the SUL JV related to our acquisition of Riverglen (see Notes 3 and 13) which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

8. Loans Payable

For the years ended December 31, 2015 and 2014, loans payable consisted of the following:

	2015	2014
Loans payable to Healthcare Financial Solutions (formerly GE Capital) in monthly installments of approximately $11,000, including interest at LIBOR (floor of .50%) plus 4.0% (4.5% and 5.0% at December 31, 2015 and 2014, respectively), due in October 2018, and as of December 31, 2015, collateralized by Redding and as of December 31, 2014, collateralized by Friendship Haven, Brookstone of Aledo, Redding, Gateway and Applewood.	$2,800,000	$25,617,000

Loans payable to The PrivateBank with interest at LIBOR (floor of up to 1.0%) plus 4.0% (5.0% at December 31, 2014, respectively), and as of December 31, 2014 collateralized by Danby House, Myrtle Point, Lamar Estates and Monte Vista Estates.	-	16,350,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $42,000, including interest at LIBOR (floor of 0.75%) plus 6.50% (7.25% as of December 31, 2015) due in October 2019, collateralized by Friendship Haven.	7,000,000	-

Loan payable to Housing and Healthcare Finance (insured by HUD) in monthly installments of approximately $21,000, including interest, at fixed interest rate of 4.25% due in April 2054, collateralized by Riverglen.	4,728,000	-

Loans payable to Lancaster Pollard (insured by HUD) in monthly installments of approximately $238,000, including interest, ranging from a fixed rate of 3.70% to 3.78%, due in September 2039 through January 2051, and as of December 31, 2015 collateralized by Sheridan, Fernhill, Tigard, Medford, Shelby, Hamlet, Carteret, Aledo and Danby, and as of December 31, 2014, collateralized by Sheridan, Fernhill, Tigard, Medford, Shelby, Hamlet and Carteret.	51,372,000	36,785,000
	65,900,000	78,752,000
Less debt discount	(932,000)	(780,000)
Total loans payable	$64,968,000	$77,972,000

We have total debt obligations of approximately $65.9 million that will mature between 2018 and 2054. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of December 31, 2015, we were in compliance with all of our debt covenants.

The principal payments due on the loans payable (excluding debt discount) for each of the five following years ending December 31 are as follows:

Year	Principal Amount
2016	$1,015,000
2017	1,184,000
2018	3,934,000
2019	7,903,000
2020	1,164,000
Thereafter	50,700,000
$65,900,000

In connection with our loans payable, we incurred debt discounts and financing costs. The unamortized balance of the deferred financing costs totals $1.4 million and $1.5 million, as of December 31, 2015 and 2014, respectively. The capitalized financing costs and debt discounts are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the years ended December 31, 2015 and 2014, approximately $0.4 million of deferred financing costs and debt discount were amortized and included in interest expense in our consolidated statements of operations. In connection with the refinancing of the GE Capital loans (see below under Lancaster Pollard), $212,000 of unamortized financing costs were written off during the year ended December 31, 2015.

Healthcare Financial Solutions, LLC (formerly General Electric Capital Corporation (“GE”))

GE Healthcare Loan

We have entered into a loan agreement, as amended, with Healthcare Financial Solutions, LLC (“HFS”) for several properties. The loan bore interest at LIBOR (London Interbank Offer Rate), with a floor of 50 basis points, plus a spread of 4.50%, and was to mature on September 12, 2017, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the loan agreement were to become due.  In September 2014, we refinanced Farmington Square, Fernhill, Sheridan, and Pacific properties with U.S Department of Housing and Urban Development (“HUD”) insured loans from the Lancaster Pollard Mortgage Company, LLC (“Lancaster Pollard”). (See below for further information – HUD 1 Loans) and paid off the principal of the GE Healthcare Loan for these same properties.

Subsequent to these new HUD 1 insured loans, the GE Healthcare Loan consisted of Friendship Haven ($6.4 million) and the Aledo facility ($5.9 million), which bore interest for the first 12 months at 90-day LIBOR plus 4.5%, with a LIBOR floor of 0.5%, were to mature on September 11, 2017, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the GE Healthcare Loan would become due. The GE Healthcare Loan was interest only for the first 12 months of the loan, and then the principal amortized over 25 years using a 6.00% fixed interest rate thereafter.

On December 31, 2014, we amended the loan agreement with GE for an additional principal amount of $13.4 million collateralized by security interests in the Oregon Properties (Gateway and Applewood) and the Redding property (Sundial Assisted Living). Principal amounts of the collateralized loan were allocated as follows: $8.4 million to Gateway, $2.8 million to Redding, and $2.2 million to Applewood and the loan bears interest at the Three Month LIBOR, with a floor of 50 basis points, plus a spread of 4.00%, has a 25 year amortization schedule and were to mature on December 30, 2017. The loan may be prepaid with no penalty after 12 months. The Gateway and Applewood properties were part of the contribution to the SUL JV in April 2015 (see Note 10), thereby reducing the total loan amount by $10.6 million.

On October 6, 2015, we refinanced our existing GE Healthcare Loan for the Friendship Haven facility with a secured term loan agreement with Oxford Finance, LLC (see below for further information – Oxford Finance, LLC) and the funds received were used to pay off the outstanding principal balance for this property.

On October 6, 2015, we refinanced our existing GE Healthcare loan for the Brookstone of Aledo facility with Lancaster Pollard (see below for further information – HUD Aledo Loan) and the funds received were used to pay off the outstanding principal balance for this property.

On October 30, 2015, the loan agreement for Redding was amended and restated. The amended loan is with Healthcare Financial Solutions, LLC (formerly known as General Electric Capital Corporation). The outstanding loan balance remained at $2.8 million, the loan is interest only through January 2017, bears interest at the applicable LIBOR rate, plus a spread of 4.00%, and then the principal payments are amortized over 25 years using a 6.00% fixed interest rate thereafter, and matures on October 30, 2018. We have the option to extend the maturity date one year upon satisfaction of certain terms, as defined in the agreement. The loan may be prepaid with no penalty after December 31, 2015.

As of December 31, 2015 and 2014, the outstanding balance was $2.8 million and $25.6 million under the HFS GE Healthcare Loan agreement, as amended, respectively. During the years ended December 31, 2015 and 2014, we incurred approximately $0.8 million and $1.2 million, respectively, of interest expense related to the GE Healthcare Loan agreement, as amended.

The PrivateBank and Trust Company (“PrivateBank”)

Winston-Salem Property (“Danby Loan”)

On January 31, 2013, we entered into a loan agreement with PrivateBank for $7.3 million which is collateralized by the Danby House facility, bore interest at one-month LIBOR plus 4.00% with a LIBOR floor of 1.00%. The Danby Loan was to mature on January 30, 2016, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the Danby Loan were due. The Danby Loan was amortized over 25 years with principal amounts being paid into a sinking fund. On December 21, 2015, we refinanced the Danby Loan with Lancaster Pollard (see below for further information – HUD Danby Loan). As of December 31, 2015 and 2014, we had net borrowings of $0 and $7.3 million, respectively, outstanding under the loan.

North Carolina Portfolio (“North Carolina Loan”)

On October 4, 2013, we entered into a loan agreement with PrivateBank for $11.4 million which was collateralized by the Carteret House, Hamlet House, and Shelby House properties (the “North Carolina Loan”).  In November 2014, we refinanced the North Carolina Loan with HUD insured debt. (See below for further information – HUD 2 Loans).

Colorado Properties (“Colorado Loan”)

In conjunction with the acquisition of the Lamar Estates and Monte Vista Estates properties (“Colorado Properties”) on September 22, 2014, we entered into a loan agreement with PrivateBank for a loan in the aggregate principal amount of $6.0 million collateralized by a first lien security interest in the Lamar and Monte Vista properties. The Colorado Loan bears interest at one-month LIBOR plus 4.50% with a LIBOR floor of 0.25%. The Colorado Loan matures on September 21, 2017, at which time all outstanding principal, accrued and unpaid interest and any other amounts due under the Colorado Loan will become due. The Colorado Loan is amortized over 25 years with principal amounts being paid into a sinking fund. The Colorado Properties were part of the Operating Partnership’s contribution to the SUL JV in 2015 (see Note 10), thereby reducing the total loan amount by $6.0 million. As of December 31, 2015 and 2014, the balance on this loan was $0 and $6.0 million, respectively.

Myrtle Point (“Myrtle Point Loan”)

In conjunction with the acquisition of the Myrtle Point property in October 2014, we entered into a loan agreement collateralized by the property and cross-collateralized with two of our other properties, Lamar Estates and Monte Vista Estates. On October 31, 2014, we amended an existing loan agreement with PrivateBank to increase the principal amount of the loan by $3.1 million collateralized by an interest in three properties. This loan, which bears interest at the One Month LIBOR (London Interbank Rate), with a floor of 25 basis points, plus a spread of 4.50%, has a 25 year amortization schedule and matures on October 30, 2017. This loan may be prepaid with no penalty if Myrtle Point is refinanced through a HUD insured loan. Myrtle Point was part of the Operating Partnership’s contribution to the SUL JV in 2015 (see Note 10), thereby reducing the total loan amount by $3.1 million. As of December 31, 2015 and 2014, the balance on this loan was $0 and $3.1 million, respectively.

Front Royal (“Front Royal Loan”)

In January 2015, in conjunction with the acquisition of Loving Arms Assisted Living (see Note 3), we entered into a first priority mortgage loan with PrivateBank collateralized by the Loving Arms Assisted Living property and cross-collateralized with three of our other properties, Lamar Estates, Monte Vista Estates and Myrtle Point. On January 23, 2015, we amended an existing loan agreement with PrivateBank to increase the principal amount available under that existing loan by $11.4 million for a total principal availability of $20.5 million collateralized by a first priority security interest in the four properties noted above. All availability under this loan was outstanding. The loan, which bears interest at the One Month LIBOR (London Interbank Offer Rate), with a floor of 25 basis points, plus a spread of 4.50%, has a 25 year amortization schedule and matures on September 21, 2017. The loan may be prepaid with no penalty if the four properties are refinanced through HUD (see below).  In April 2015, in conjunction with the funds received from the SUL JV, $715,000 was paid to reduce the PrivateBank loan balance for Loving Arms Assisted Living. Front Royal was part of the Operating Partnership’s contribution to the SUL JV in 2015 (see Note 10), thereby reducing the total loan amount by $10.7 million. As of December 31, 2015, the balance on this loan was $0.

As of December 31, 2015 and 2014, the outstanding balance was $0 and $16.4 million, respectively, outstanding under the PrivateBank loan agreement.

During the years ended December 31, 2015 and 2014, we incurred approximately $0.6 million and $1.0 million of interest expense, respectively, related to the PrivateBank loans.

Lancaster Pollard Mortgage Company, LLC Loans

HUD 1 Loans

In September 2014, we refinanced separately the Farmington Square, Fernhill, Sheridan, and Pacific properties with loans (“HUD 1”) from Lancaster Pollard Mortgage Company, LLC (“Lancaster Pollard”). HUD 1 is insured by HUD and collateralized by each of the respective properties. The loans bear interest at a fixed rate of 3.78%, plus 0.65% for mortgage insurance premiums, for the life of the loans. The Fernhill, Sheridan, and Pacific loans mature on September 30, 2039 and amortize over 25 years. The Farmington Square loan matures on September 30, 2049 and amortizes over 35 years. The HUD 1 Loan contains a prepayment penalty of 10% in year 1, which reduces each year by 100 basis points, until there is no longer a prepayment penalty beginning in year 11. As of December 31, 2015 and 2014, the outstanding balance was $23.6 million and $24.2 million, respectively, under the HUD 1 loan agreements.

HUD requires that our lender hold certain reserves for property tax, insurance, and capital expenditures. These reserves are included in restricted cash on the Company’s consolidated balance sheets.

HUD 2 Loans

In November 2014, we refinanced separately the Carteret House, Hamlet House, and Shelby House properties with loans (“HUD 2”) from Lancaster Pollard. HUD 2 is insured by HUD and collateralized by each of the respective properties. The loans bear interest at a fixed rate of 3.75%, plus 0.65% for mortgage insurance premiums, for the life of the loan. The loans mature on December 1, 2049 and amortize over 35 years. The HUD 2 Loan contains a prepayment penalty of 10% in year 1, which reduces each year by 100 basis points, until there is no longer a prepayment penalty beginning in year 11. As of December 31, 2015 and 2014, the outstanding balance was $12.5 million and $12.6 million, respectively, under the HUD 2 loan agreements.

HUD requires that our lender hold certain reserves for property tax, insurance, and capital expenditures. These reserves are included in restricted cash on the Company’s consolidated balance sheets.

HUD Aledo Loan

On October 6, 2015, we refinanced our existing GE Healthcare Loan for the Brookstone of Aledo facility with Lancaster Pollard. The HUD Aledo Loan is insured by HUD and collateralized by the Brookstone of Aledo facility. The loan bears interest at a fixed rate of 3.70%, plus 0.65% for mortgage insurance premiums, for the life of the loan. The loan matures in November 2050 and amortizes over 35 years. The note contains a prepayment penalty of 10% in year 1, which reduces each year by 100 basis points, until there is no longer a prepayment penalty beginning in year 11. As of December 31, 2015, the outstanding balance was approximately $7.4 million.

HUD Danby Loan

On December 21, 2015, we refinanced our existing PrivateBank loan for the Danby House facility with Lancaster Pollard. The HUD Danby Loan is insured by HUD and collateralized by the Danby House facility. The loan bears interest at a fixed rate of 3.74%, plus 0.65% for mortgage insurance premiums, for the life of the loan. The loan matures in January 2051 and amortizes over 35 years. The note contains a prepayment penalty of 10% in year 1, which reduces each year by 100 basis points, until there is no longer a prepayment penalty beginning in year 11. As of December 31, 2015, the outstanding balance was approximately $7.9 million.

All of the HUD loans are subject to customary representations, warranties and ongoing covenants and agreements with respect to the operation of the facilities, including the provision for certain maintenance and other reserve accounts with respect to the facilities all as described in the HUD agreements. As of December 31, 2015, the HUD 1 Loan, HUD Aledo and HUD Danby loans were all under one master lease agreement. As of December 31, 2015 and 2014, the outstanding balance was $51.4 million and $36.8 million, respectively, under all of the Lancaster Pollard HUD insured loans.  During the years ended December 31, 2015 and 2014, we incurred approximately $1.7 million and $0.3 million of interest expense, respectively, related to Lancaster Pollard HUD insured loans.

Pacific Western Bank

In November 2015, in conjunction with the acquisition of the Cottage Properties (see Note 3), we entered into a first priority loan agreement collateralized by the four properties with Pacific Western Bank for $13.5 million. In December 2015, these properties were contributed to the SUL JV (see Note 10) and as such, these loans are no longer part of our consolidated financial statements. The loan bore interest at the One Month LIBOR (London Interbank Offer Rate), with a floor of 19 basis points, plus a spread of 4.50%. The loan was interest only for the first 18 months. As of December 31, 2015, the outstanding balance was $0 under the Pacific Western Bank loan and we incurred approximately $0.1 million of interest expense for the year ended December 31, 2015.

Oxford Finance, LLC

On October 6, 2015, we refinanced our existing GE loan for the Friendship Haven facility with a secured term loan agreement with Oxford Finance, LLC (“Oxford”) for $7.0 million, which is collateralized by a first priority security interest in the Friendship Haven facility. The loan, which bears interest at the One Month LIBOR (London Interbank Offer Rate), with a floor of 75 basis points, plus a spread of 6.50%, is interest only for the first 12 months, has a 25 year amortization schedule, and matures on October 6, 2019. Additionally, we can qualify for an additional $1.1 million loan during the first 24 months subject to certain conditions, as defined in the loan agreement. The loan may not be prepaid within the first six months. The loan may be prepaid with no penalty after six months if the property is refinanced through HUD. Prior to the maturity date, we can prepay the loan, in whole, subject to certain terms and by paying an exit fee, which means, (i) at any time prior to or on October 6, 2017, an amount equal to the product obtained by multiplying (a) three-quarters of one percent (.75%) by (b) the principal amount of the term loan that has been funded at that time, and (ii) at any time after October 6, 2017, an amount equal to the product obtained by multiplying (a) one and one-quarter of one percent (1.25%) by (b) the principal amount of the term loan that has been funded at that time. The net loan proceeds of $7.0 million have been used to pay down outstanding principal debt on the existing GE Healthcare loan and to establish certain reserve accounts required by the lender. In conjunction with this refinancing, we extended our management agreement with Stonegate (see Note 3). As of December 31, 2015, the outstanding balance was $7.0 million under the Oxford loan. During the year ended December 31, 2015, we incurred approximately $0.1 million of interest expense related to the Oxford loan.

Housing & Healthcare Finance, LLC

On November 17, 2015, in conjunction with the purchase of Riverglen (see Note 3), we entered into a Modification, Release, and Assumption Agreement with Housing & Healthcare Finance, LLC (“HHF”) and assumed the Healthcare Facility Note and related documentation and a Healthcare Regulatory Agreement and related documentation with HUD. The loan is collateralized by the Riverglen facility and insured by HUD. The assumed loan has a remaining principal balance of approximately $4.7 million. The loan bears interest at a fixed rate of 4.25%, plus 0.65% for mortgage insurance premiums, for the life of the loan. The loan matures in April 2054 and has a remaining amortization term of 38.3 years. The note contains a prepayment penalty of 10% in year 1, which reduces each year by 100 basis points, until there is no longer a prepayment penalty beginning in year 11. The note is subject to customary representations, warranties and ongoing covenants and agreements with respect to the operation of the facilities, including the provision for certain maintenance and other reserve accounts with respect to the facilities. As of December 31, 2015, the outstanding balance was $4.7 million under the HHF loan. During the year ended December 31, 2015, we incurred approximately $29,000 of interest expense related to the HHF loan.

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

Our commitments and contingencies include the usual obligations of real estate owners and licensed operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial condition, results of operations and cash flows. We are also subject to contingent losses resulting from litigation against the Company.

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

In October 2015, as part of the amended Stonegate management agreement (see Note 3), we could pay a termination fee if we terminate the agreement before October 6, 2016. The termination fee is equal to three times the highest monthly management fee paid to Stonegate prior to the termination. As of December 31, 2015, the termination fee could be approximately $144,000.

Purchase Option

As of December 31, 2015, we own one property with a book value of approximately $7.6 million that is subject to a purchase option that became exercisable on September 14, 2014. The option provides the option holder with the right to purchase the property at increasing exercise price intervals based on elapsed time, starting at $10.8 million through October 2016, then increasing to $11.0 million from November 2016 through July 2017 and then to $11.3 million to when the option expires on August 13, 2022. As of December 31, 2015, the option holder has not provided notice or exercised their option.

Purchase Agreement

In November 2013, a limited liability company entered into a build-to-suit purchase agreement whereby it agreed to purchase a 70 unit assisted living facility in Athens, Georgia for approximately $12.4 million upon substantial completion of the facility. In the event the limited liability company does not purchase the building as provided for in the purchase agreement, it would be required to lease the facility from the seller for a ten year term at an annual rent amount equal to 8% of the cost of the facility. Summit Healthcare REIT is obligated to guarantee the payments associated with that lease. In the event that the lease is executed, the lease payment will equal approximately $1.0 million per year. As of December 31, 2015, no lease has been executed.

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

10. Discontinued Operations

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

Real Estate Held for Sale and Disposed

The Sherburne Commons property was a VIE that we began consolidating on June 30, 2011. As of December 31, 2014, the property was classified as assets of variable interest entity held for sale and liabilities of variable interest entity held for sale and the results of operations for the variable interest entity held for sale have been presented in discontinued operations on the accompanying consolidated statements of operations. In January 2015, this property was sold (see Note 5).

The following is a summary of the components of loss from the VIE held for sale for the years ended December 31, 2015 and 2014:

	2015	2014
Rental revenues, tenant reimbursements and other income	$—	$2,514,000
Operating expenses, real estate taxes, and interest expense	—	(2,740,000)
Loss on disposition of VIE	(1,699,000)	—
Loss from discontinued operations	$(1,699,000)	$(226,000)

The following table presents balance sheet information for the VIE classified as held for sale as of December 31:

	2015	2014
Assets of variable interest entity held for sale:
Cash and cash equivalents	$—	$36,000
Investments in real estate, net	—	3,905,000
Accounts receivable, inventory and other assets	—	198,000
Total assets	$—	$4,139,000

Liabilities of variable interest entity held for sale:
Note payable	$—	$1,332,000
Loan payable	—	117,000
Accounts payable and accrued liabilities	—	466,000
Intangible lease liabilities, net	—	145,000
Interest payable	—	640,000
Liabilities of variable interest entity held for sale	$—	$2,700,000

Disposition of real estate

In April 2015, we contributed the JV 2 Properties to the SUL JV (see Notes 1, 3 and 11).

The transaction had the following effect to reduce our consolidated assets and liabilities:

Real estate properties	$(40,391,000)
Other assets	(832,000)
Loans payable, net	30,133,000
Other liabilities	1,182,000
Total contribution:	$9,908,000

We recorded a partial gain of approximately $1.0 million for the year ended December 31, 2015 related to the disposition of the real estate properties contributed to the SUL JV.

On December 24, 2015, we contributed the Cottage Properties (see Notes 3 and 11) to the SUL JV. This contribution results in the SUL JV owning each of the Cottage Properties. The aggregate net value of the Cottage Properties that were contributed was approximately $5.4 million, which approximated the Operating Partnership’s carrying value on the date of contribution (total assets were approximately $19.5 million less liabilities of approximately $14.1 million, which included approximately $13.5 million in loans payable).

No real estate investments were disposed in 2014.

11. Equity-Method Investment

In April 2015, we formed the SUL JV, which is owned 10% by the Operating Partnership and 90% by Best Years. The SUL JV will continue until an event of dissolution occurs, as defined in the SUL LLC Agreement. We account for our investment using the equity-method as we have greater than 3% to 5% ownership interest and significant influence over the SUL JV.

Under the SUL LLC Agreement, net operating cash flow of the SUL JV will be distributed quarterly, first to the Operating Partnership and Best Years pari passu up to a 10% annual return for skilled nursing facilities (“SNF”), and thereafter to Best Years 75% and the Operating Partnership 25%. All capital proceeds (from the sale of the JV 2 Properties, refinancing, or other capital event) will be paid first to the Operating Partnership and Best Years pari passu until each has received an amount equal to its accrued but unpaid 10% return plus its total contribution, and thereafter to Best Years 75% and the Operating Partnership 25%. In October 2015, the SUL LLC Agreement was amended to provide for monthly distributions of net operating cash flows, versus quarterly, and to include the return from assisted living, independent living and memory care facilities at 9% (SNFs continue to be at 10% return). As of December 31, 2015, the Operating Partnership has received approximately $109,000 in cash distributions and has recorded a distribution receivable of approximately $179,000. The receivable is included in tenant and other receivables on our consolidated balance sheets.

We serve as the manager of the SUL JV and provide various services in exchange for fees and reimbursements. Under the SUL LLC Agreement, the manager will be paid an acquisition fee, as defined in the LLC Agreement, based on the purchase price paid for the properties. For the year ended December 31, 2015, we received approximately $0.5 million in acquisition fees. Additionally, we are paid an annual asset management fee equal to 0.25% of the purchase price paid for the properties. Total asset management fees earned in connection with the SUL JV were approximately $80,000 for the year ended December 31, 2015, and are included in acquisition and asset management fees in the consolidated statements of operations.

Our initial equity-method investment in April 2015 was approximately $1.0 million. In October 2015, the SUL JV acquired four properties located in Texas which increased our investment in our equity-method investment by approximately $0.8 million. In December 2015, we contributed properties that were purchased by us in November 2015 (see Note 3), and retained a 10% interest in the contributed properties which increased our equity-method investment by approximately $0.6 million. As of December 31, 2015, we have received or will receive distributions of approximately $0.3 million and for the year ended December 31, 2015, we recorded income from the equity-method investee of approximately $0.1 million. As of December 31, 2015, the balance of our equity-method investment was approximately $2.2 million.

12. Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2015 and 2014, we operate in one reportable segment: healthcare real estate. We are managed as one segment, rather than multiple segments for internal purposes and for internal decision making.

13. Subsequent Event

On February 29, 2016, we received the executed commitment from the SUL JV partner of their intent to participate in the contribution of our Riverglen property (see Note 3), which we purchased in November 2015, to the SUL JV. Riverglen currently has a loan agreement with HHF (see Note 8), a HUD insured loan. We are currently in the process of executing a modified transfer of physical assets (“TPA”) agreement with HUD. We legally cannot complete the contribution of Riverglen to the SUL JV until we receive approval from HUD and the TPA process is complete. As of December 31, 2015, Riverglen has total assets of approximately $9.2 million and total liabilities of approximately $5.5 million, including the loan payable of approximately $4.7 million.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

Date: March 18, 2016	By:	/s/ Kent Eikanas
Kent Eikanas
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2016.

Name	Title

/s/ Kent Eikanas	President
Kent Eikanas	(Principal Executive Officer)

/s/ Elizabeth A. Pagliarini	Chief Financial Officer
Elizabeth A. Pagliarini	(Principal Financial Officer)

/s/ Paul Danchik	Director
Paul Danchik

/s/ J. Steven Roush	Director
J. Steven Roush

/s/ Suzanne Koenig	Director
Suzanne Koenig

EXHIBIT INDEX

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)).

3.3	Articles of Amendment of Cornerstone Core Properties REIT, Inc. dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of Cornerstone Core Properties REIT, Inc. dated June 30, 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

10.1	Second Amendment to the Loan Agreement among The PrivateBank and Trust Company and Summit Monte Vista, LLC, Summit Lamar, LLC, Summit Myrtle Point, LLC and Summit Front Royal, LLC dated January 23, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 29, 2015).

10.2	Limited Liability Company Agreement of Summit Union Life Holdings, LLC between Summit Healthcare Operating Partnership, LP and Best Years, LLC dated as of April 7, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2015).

10.3	Assignment and Assumption of Limited Liability Company Membership Interests made by Summit Healthcare Operating Partnership, LP and Summit Union Life Holdings, LLC dated as of April 28, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 1, 2015).

10.4	Employment Agreement, dated as of September 23, 2015, between Kent Eikanas and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.5	Employment Agreement, dated as of September 23, 2015, between Peter Elwell and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.6	Employment Agreement, dated as of September 23, 2015, between Elizabeth Pagliarini and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.7	Healthcare Facility Note with respect to HUD – insured loans between HP Aledo, LLC and Lancaster Pollard Mortgage Company, LLC dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.8	Healthcare Regulatory Agreement – Borrower between HP Aledo, LLC and HUD dated October 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.9	Term Loan and Security Agreement between Oxford Finance LLC and CHP Friendswood SNF, LLC dated October 6, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.10	Term Loan and Security Agreement between Summit Appleton, LLC, Summit Carrington Manor, LLC, Summit Marla Vista Manor, LLC, and Summit Marla Vista Gardens, LLC as borrowers and Pacific Western Bank dated November 2, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2015).

10.11	Purchase and Sale Agreement among Summit Healthcare REIT, Inc. and Wisconsin Manor Investors, LLC, Carolina Manor Assisted Living of Appleton, LLC, Wisconsin Carrington Manor Investors, LLC, Carrington Manor Assisted Living of Greenbay, LLC, Wisconsin Marla Vista Manor Investors, LLC, Marla Vista Manor Assisted Living of Greenbay, LLC, Wisconsin Lancaster Manor Investors, LLC, and Lancaster Manor Assisted Living of Greenbay, LLC dated as of August 25, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2015).

10.12	Modification, Release and Assumption Agreement between Housing & Healthcare Finance, LLC and Summit Littleton, LLC dated November 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2015).

10.13

Healthcare Facility Note with respect to HUD – insured loan between Riverglen House of Littleton, LLC and Housing & Healthcare Finance, LLC dated March 27, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 23, 2015).

10.14	Healthcare Regulatory Agreement – Borrower between Summit Littleton, LLC and HUD dated November 17, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 23, 2015).

10.15	Healthcare Facility Note with respect to HUD – insured loans between HP Winston-Salem, LLC and Lancaster Pollard Mortgage Company, LLC dated December 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2015).

10.16	Healthcare Regulatory Agreement – Borrower between HP Winston-Salem, LLC and HUD dated December 16, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2015).

10.17	Second Amendment to Limited Liability Company Agreement of Summit Union Life Holdings, LLC dated as of December 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2015).

10.18	Assignment and Assumption of Limited Liability Company Membership Interests made by Summit Healthcare Operating Partnership, LP and Summit Union Life Holdings, LLC dated as of December 24, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 30, 2015).

10.19	Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed on September 28, 2015).

10.20	Agreement of Limited Partnership of Cornerstone Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-121238) filed on August 30, 2005).

10.21	Form of Employee and Director Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-121238) filed on May 25, 2005).

10.22	Indemnification Agreement dated December 29, 2011 by and between the Company and Paul Danchik (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 30, 2012).

10.23	Lease Agreement between CHP Medford 1, LLC and RSL Medford, LLC dated September 14, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.24	Loan Agreement between General Electric Capital Corporation and CHP Portland, LLC, CHP Medford 1, LLC, and CHP Friendswood SNF, LLC dated September 13, 2012 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.25	Cornerstone Healthcare Partners LLC Operating Agreement dated June 11, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.26	Assignment of Option Right Agreement effective December 24, 2012 between Pacific Gardens Estates, LLC and CHP Tigard, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2012).

10.27	Term Loan and Security Agreement between The PrivateBank and Trust Company and HP Winston-Salem, LLC dated January 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2013).

10.28	Purchase and Sale Agreement effective January 28, 2013 and assigned to HP Aledo, LLC on July 2, 2013 between Cornerstone Healthcare Real Estate Fund, Inc. and Aledo Senior Housing, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2013).

10.29	Loan Agreement by and among General Electric Capital Corporation, as administrative agent and lender, other lenders thereto, and HP Aledo, LLC, dated July 2, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2013).

10.30	Office Building Lease between Olen Commercial Realty Corp. and the Company dated April 4, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2014).

10.31	Indemnification Agreement dated July 31, 2014 by and between the Company and Kent Eikanas (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2014).

10.32	Indemnification Agreement dated September 2, 2014 by and between the Company and Elizabeth Pagliarini (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2014).

10.33	Indemnification Agreement dated September 2, 2014 by and between the Company and Peter Elwell (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2014).

10.34	Healthcare Facility Note (incorporated by reference to the form of such note on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2014).

10.35	Lease Agreement between CHP Portland, LLC, CHP Tigard, LLC and Sheridan Care Center LLC, and SNF Management, LLC dated September 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

10.36	Term Loan and Security Agreement, dated September 22, 2014, by and among Summit Lamar, LLC, Summit Monte Vista, LLC and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2014 and Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 13, 2014), as amended by that First Amendment to Term Loan and Security Agreement, dated October 31, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2014).

10.37	Healthcare Facility Note (incorporated by reference to the form of such note on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2014).

10.38	Healthcare Regulatory Agreement (incorporated by reference to the form of such agreement on Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 2, 2014).

10.39	Purchase and Sale Agreement, dated September 17, 2014, by and among the Company, Cook-Knighting Realty, LLC and Cook-Knighting, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014).

10.40	Purchase and Sale Agreement, dated September 24, 2014, by and between Whitbrit, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2014), as amended by that First Amendment to Purchase and Sale Agreement, dated December 15, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2014).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Current Report on Form 8-K filed on June 23, 2014).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Martin Starnes & Associates CPA’s, P.A. (filed herewith).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	WPH Salem, LLC Combined Financial Statements as of and for the year ended December 31, 2015 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Page 74 of 74