Form 10-Q
period 2016-03-31
Summit Healthcare REIT, Inc
filed 2016-05-12
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, we had 23,027,978 shares issued and outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Cash and cash equivalents	$6,547,000	$6,603,000
Restricted cash	4,972,000	4,822,000
Real estate properties, net	76,968,000	77,842,000
Notes receivable	4,825,000	4,833,000
Deferred costs and deposits	364,000	140,000
Tenant and other receivables, net	4,069,000	3,813,000
Deferred leasing commissions, net	1,657,000	1,697,000
Other assets, net	409,000	583,000
Equity-method investment	2,055,000	2,178,000
Total assets	$101,866,000	$102,511,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$3,207,000	$2,883,000
Accrued salaries and benefits	188,000	392,000
Security deposits	1,626,000	1,627,000
Loans payable, net of debt discounts	63,465,000	63,630,000
Total liabilities	68,486,000	68,532,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at March 31, 2016 and December 31, 2015	23,000	23,000
Additional paid-in capital	117,223,000	117,215,000
Accumulated deficit	(84,569,000)	(83,966,000)
Total stockholders’ equity	32,677,000	33,272,000
Noncontrolling interest	703,000	707,000
Total equity	33,380,000	33,979,000
Total liabilities and stockholders’ equity	$101,866,000	$102,511,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental revenues	$1,842,000	$2,671,000
Resident services and fee income	2,143,000	2,243,000
Tenant reimbursements and other income	225,000	312,000
Acquisition and asset management fees	54,000	—
Interest income from notes receivable	30,000	2,000
	4,294,000	5,228,000
Expenses:
Property operating costs	485,000	575,000
Resident services costs	1,757,000	1,737,000
General and administrative	927,000	944,000
Depreciation and amortization	973,000	1,245,000
	4,142,000	4,501,000
Operating income	152,000	727,000

Income from equity-method investee	46,000	—
Other income	31,000	2,000
Interest expense	(815,000)	(1,083,000)
Loss from continuing operations	(586,000)	(354,000)

Loss from discontinued operations	—	(1,582,000)

Net loss	(586,000)	(1,936,000)
Noncontrolling interests’ share in losses	(17,000)	(37,000)
Net loss applicable to common stockholders	$(603,000)	$(1,973,000)

Basic and diluted loss per common share
Continuing operations applicable to common stockholders	$(0.03)	$(0.02)
Discontinued operations	$—	$(0.07)

Net loss applicable to common stockholders	$(0.03)	$(0.09)

Weighted average shares used to calculate basic and diluted net loss per common share	23,027,978	23,028,014

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Three Months Ended March 31, 2016

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2016	23,027,978	$23,000	$117,215,000	$(83,966,000)	$33,272,000	$707,000	$33,979,000
Stock-based compensation	—	—	8,000	—	8,000	—	8,000
Dividends paid to noncontrolling interests	—	—	—	—	—	(21,000)	(21,000)
Net loss	—	—	—	(603,000)	(603,000)	17,000	(586,000)
Balance — March 31, 2016	23,027,978	$23,000	$117,223,000	$(84,569,000)	$32,677,000	$703,000	$33,380,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	(586,000)	$(1,936,000)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Amortization of debt discounts	34,000	74,000
Depreciation and amortization	973,000	1,245,000
Straight-line rents	(176,000)	(356,000)
Bad debt expense	35,000	8,000
Stock-based compensation expense	8,000	—
Loss on disposition of VIE	—	1,582,000
Income from equity-method investee	(46,000)	—
Change in operating assets and liabilities:
Restricted cash	(90,000)	(95,000)
Tenant and other receivables, net	27,000	(319,000)
Prepaid and other assets	133,000	162,000
Related party receivables	—	(1,000)
Accounts payable and accrued liabilities	235,000	200,000
Accrued salaries and benefits	(203,000)	(136,000)
Net cash and cash equivalents provided by operating activities	344,000	428,000

Cash flows from investing activities
Restricted cash	25,000	(211,000)
Deferred costs and deposits	(224,000)	15,000
Real estate acquisitions and capitalized costs	—	(14,300,000)
Real estate improvements	(55,000)	(70,000)
Investment in equity-method investee	6,000	—
Distributions received from equity-method investee	60,000	—
Payments from note receivable	8,000	9,000
Net cash and cash equivalents used in investing activities	(180,000)	(14,557,000)

Cash flows from financing activities:
Proceeds from issuance of loans payable	—	11,440,000
Payments of loans payable	(233,000)	(173,000)
Security deposit	—	99,000
Distributions paid to non-controlling interests	(21,000)	(42,000)
Financing costs	34,000	(114,000)
Net cash and cash equivalents (used in) provided by financing activities	(220,000)	11,210,000
Net decrease in cash and cash equivalents	(56,000)	(2,919,000)
Cash and cash equivalents - beginning of period	6,603,000	4,405,000
Cash and cash equivalents – end of period	$6,547,000	$1,486,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$734,000	$998,000
Security deposit not received	$—	$198,000
Supplemental disclosure of non-cash investing and financing activities:
In January 2015, the Company sold its interests in Sherburne Commons for a note receivable for $5.0 million due in December 2017 (see Note 6).
In January 2015, $207,000 of deferred costs were reclassified to real estate acquisitions.
As of March 31, 2016, we recorded approximately $238,000 of distributions receivable from the SUL JV.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Generally we conduct substantially all of our operations through Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), which is a Delaware limited partnership. As of March 31, 2016, we own a 99.88% general partner interest in the Operating Partnership, and Cornerstone Realty Advisors, LLC (“CRA”), owns a 0.12% limited partnership interest. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.

Cornerstone Healthcare Partners LLC

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% non-controlling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA, and, as such, this entity is consolidated with our financial statements.  CHP LLC owns six properties (“JV Properties”).

As of March 31, 2016, we own a 95.3% interest in five of the JV Properties, and CHREF owns a 4.7% interest. We continue to own a 95% interest in the sixth JV Property.

Friendswood TRS

Friendswood TRS is our wholly-owned, taxable REIT subsidiary (“TRS”) (“Friendswood TRS”), which became the licensed operator and tenant of Friendship Haven Healthcare and Rehabilitation Center (“Friendship Haven “) (see Note 3).

Summit Union Life Holdings, LLC

On April 29, 2015, through our Operating Partnership, we entered into a limited liability company agreement (“SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (“SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in the Company’s condensed consolidated financial statements (see Note 5). As of March 31, 2016 and December 31, 2015, we have a 10% interest in the SUL JV, which owns 14 properties.

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC is our wholly-owned TRS (the “Management Company” or “SAM TRS”). . We serve as the manager (“Manager”) of the SUL JV and provide various services in exchange for fees and reimbursements. All acquisition fees and asset management fees earned by us will be paid to the Management Company and expenses incurred by us, as the Manager, will be reimbursed from the Management Company. See Notes 5 and 7 for further information.

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on March 18, 2016. There have been no material changes to our policies since that filing.

The accompanying condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2015 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 18, 2016 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2015 have been omitted in this report.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and CHP LLC (of which the Company owns 95%). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Recently Adopted Accounting Pronouncements

On January 1, 2016, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company’s condensed consolidated balance sheet as of December 31, 2015 has been retroactively restated for the effect of adopting this ASU, which resulted in a decrease to total assets of approximately $1.3 million and a decrease in loans payable, net of debt discounts, and total liabilities of approximately $1.3 million.

Recently Issued Accounting Pronouncements

The FASB has issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. We are currently evaluating the impact of our pending adoption of the new standard on our condensed consolidated financial statements.

The FASB has issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.

The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.

The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.

The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company has evaluated the impact of this new standard and does not expect it to have a significant effect on the condensed consolidated financial statements, when adopted.

Reclassifications

Certain amounts in the Company’s condensed consolidated financial statements for prior year have been reclassified to conform to the current period presentation. Based on the intended use of the restricted cash, we have classified changes in restricted cash within the statements of cash flows as operating and investing activities and the prior year presentation has been revised to conform to this classification. These reclassifications had no effect on previously reported results of operations.  Additionally, see Recently Adopted Accounting Pronouncements above.

3. Investments in Real Estate Properties

As of March 31, 2016 and December 31, 2015, investments in real estate properties including those acquired through our subsidiaries and CHP, LLC, and excluding properties contributed to the SUL JV, were as follows:

	March 31, 2016	December 31, 2015
Land	$6,932,000	$6,932,000
Buildings and improvements	73,232,000	73,181,000
Less: accumulated depreciation	(6,420,000)	(5,842,000)
Buildings and improvements, net	66,812,000	67,339,000
Furniture and fixtures	7,089,000	7,086,000
Less: accumulated depreciation	(3,865,000)	(3,515,000)
Furniture and fixtures, net	3,224,000	3,571,000
Real estate properties, net	$76,968,000	$77,842,000

During the three months ended March 31, 2016 and 2015, depreciation and amortization expense was approximately $1.0 million and $1.2 million, respectively.

As of March 31, 2016, our portfolio consists of 12 properties which were 100% leased to the operators of the related facilities. The following table provides summary information regarding our properties as of March 31, 2016:

Property	Location	Date Purchased	Type(2)	Purchase Price	Loans Payable, excluding debt discounts	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$5,016,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,400,000	63
Farmington Square	Medford, OR	September 14, 2012	AL/MC	8,500,000	6,742,000	71
Friendship Haven Healthcare and Rehabilitation Center (1)	Galveston County, TX	September 14, 2012	SNF	15,000,000	7,000,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	7,336,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,840,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	7,406,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,851,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	4,099,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,458,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65
Riverglen House	Littleton, NH	November 17, 2015	AL	8,500,000	4,719,000	59

Total:				$85,865,000	$65,667,000	894

(1)	We terminated the lease with the operator of this facility on March 16, 2014 and became the licensed operator and tenant of the facility on May 1, 2014 (Friendswood TRS). Upon becoming the licensed operator and tenant of the facility, we entered into a two-year management agreement with an affiliate of Stonegate Senior Living (“Stonegate”), whereby Stonegate will receive a management fee equal to 6% of the adjusted gross revenues, as defined, from operations of the facility. In October 2015, we amended the management agreement with Stonegate to increase the term from two years to 12 years (see Note 10).

(2)	SNF is an abbreviation for skilled nursing facility. AL is an abbreviation for assisted living facility. MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for properties owned as of March 31, 2016 are as follows (1):

Years ending December 31,
April 1, 2016 to December 31, 2016	$4,975,000
2017	6,773,000
2018	6,925,000
2019	7,081,000
2020	7,240,000
Thereafter	54,976,000
$87,970,000

(1)	The schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases, tenant reimbursements, and the rental revenues for the tenant (Friendswood TRS) of Friendship Haven.

Acquisitions - 2015

Front Royal, Virginia

On January 23, 2015, we acquired an 84-bed assisted living facility in Front Royal, Virginia (“Loving Arms”) for a total purchase price of $14.3 million, which was funded through cash on hand plus a collateralized loan. Loving Arms is leased under a 15-year triple net lease.

Loving Arms was contributed to the SUL JV in April 2015 (see Notes 5 and 11 under JV 2 Properties).

Wisconsin Properties

On November 3, 2015, through wholly-owned subsidiaries, we acquired four separate assisted living facilities in Wisconsin (“Cottage Properties”) for an aggregate purchase price of $18.4 million, which was funded through cash on hand plus the proceeds from a collateralized loan. The properties are leased under 12-year triple net leases.

The Cottage Properties were contributed to the SUL JV in December 2015 (see Notes 5 and 11).

Littleton, New Hampshire

On November 17, 2015, through a wholly-owned subsidiary, we acquired Riverglen House, a 59-bed assisted living facility located in Littleton, New Hampshire, (“Riverglen”) for a purchase price of $8.5 million, which was funded through cash on hand plus the proceeds from the loan assumed and described in Note 4 under Housing and Healthcare Finance, LLC (“HHF”). The Riverglen property is leased pursuant to a 15-year triple net lease.

On February 29, 2016, we received the executed commitment from the SUL JV partner of their intent to participate in the contribution of our Riverglen property to the SUL JV. On April 28, 2016, we completed the process of executing a modified transfer of physical assets (“TPA”) agreement for the loan agreement with HHF (see Note 4), a U.S. Department of Housing and Urban Development (“HUD”) insured loan. We legally could not complete the contribution of Riverglen to the SUL JV until we received approval from HUD and the TPA process was completed. As of April 29, 2016, Riverglen will no longer be consolidated in our condensed consolidated financial statements (see Note 12).

Leasing Commissions

Leasing commissions (paid to CRA prior to termination of our advisory agreement with CRA on April 1, 2014) are capitalized at cost and amortized on a straight-line basis over the related lease term. As of March 31, 2016 and December 31, 2015, total costs incurred were $2.2 million and the unamortized balance of capitalized leasing commissions was approximately $1.7 million. Amortization expense for the three months ended March 31, 2016 and 2015 was $40,000.

4. Loans Payable

In April 2015, we formed the SUL JV with Best Years and contributed six properties (“JV 2 Properties”) to the SUL JV. As part of the contribution of the JV 2 Properties, approximately $30.4 million of loans payable were transferred to the SUL JV upon disposition of the JV 2 Properties (approximately $10.6 million from GE Capital Corporation and $19.8 million from The PrivateBank and Trust Company). See Notes 5 and 11 for further information regarding the contribution and disposition of real estate properties.

As of March 31, 2016 and December 31, 2015, loans payable consisted of the following:

	March 31, 2016	December 31, 2015
Loans payable to Healthcare Financial Solutions, LLC (formerly GE Capital) in monthly installments of approximately $11,000, including interest at LIBOR (floor of 0.50%) plus 4.0% (4.6% and 4.5% at March 31, 2016 and December 31, 2015, respectively), due in October 2018, and as of March 31, 2016 and December 31, 2015, collateralized by Sundial Assisted Living.	$2,800,000	$2,800,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $42,000, including interest at LIBOR (floor of 0.75%) plus 6.50% (7.25% as of March 31, 2016 and December 31, 2015) due in October 2019, collateralized by Friendship Haven.	7,000,000	7,000,000

Loan payable to Housing and Healthcare Finance (insured by HUD) in monthly installments of approximately $21,000, including interest, at fixed interest rate of 4.25% due in April 2054, collateralized by Riverglen.	4,719,000	4,728,000

Loans payable to Lancaster Pollard (insured by HUD) in monthly installments of approximately $238,000, including interest, ranging from a fixed rate of 3.70% to 3.78%, due in September 2039 through January 2051, and as of March 31, 2016 and December 31, 2015 collateralized by Sheridan, Fernhill, Pacific Health, Farmington Square, Shelby, Hamlet, Carteret, Aledo and Danby.	51,148,000	51,372,000
	65,667,000	65,900,000
Less debt discounts	(2,202,000)	(2,270,000)
Total loans payable	$63,465,000	$63,630,000

We have total debt obligations of approximately $65.7 million that will mature between 2018 and 2054. See Note 3 for loans payable balance for each property.

In connection with our loans payable, we incurred debt issuance costs. The unamortized balance of the debt discounts totals $2.2 million and $2.3 million, as of March 31, 2016 and December 31, 2015 (retrospectively reclassified as of January 1, 2016 – see Note 2), respectively. These debt discounts are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended March 31, 2016 and 2015, $34,000 and $74,000, respectively, of debt discounts were amortized and included in interest expense in our condensed consolidated statements of operations.

The principal payments due on the loans payable (excluding debt discounts) for the period from April 1, 2016 to December 31, 2016 and for each of the four following years and thereafter ending December 31 are as follows:

Year	Principal Amount
April 1, 2016 to December 31, 2016	$769,000
2017	1,184,000
2018	3,934,000
2019	7,904,000
2020	1,163,000
Thereafter	50,713,000
$65,667,000

Healthcare Financial Solutions, LLC (formerly known as GE Capital Corporation (“GE”))

On October 6, 2015, we refinanced our existing GE loan for the Friendship Haven facility with a secured term loan agreement with Oxford Finance, LLC (see below for further information – Oxford Finance, LLC) and the funds received were used to pay off the outstanding principal balance for this property.

On October 6, 2015, we refinanced our existing GE loan for the Brookstone of Aledo facility with Lancaster Pollard (see below for further information – Lancaster Pollard) and the funds received were used to pay off the outstanding principal balance for this property.

On October 30, 2015, the GE loan agreement for the Sundial Assisted Living property located in Redding was amended and restated. The amended loan is with Healthcare Financial Solutions, LLC (“HFC”) (formerly known as GE Capital Corporation). The loan is interest only through January 2017 and then the loan payments increase to approximately $15,000 a month, including interest. During the three months ended March 31, 2016 and 2015, we incurred approximately $33,000 and $0.3 million, respectively, of interest expense related to the HFC/GE loans.

The PrivateBank and Trust Company (“PrivateBank”)

On December 21, 2015, we refinanced our existing loan for the Danby House facility with Lancaster Pollard (see below for further information – Lancaster Pollard) and the funds received were used to pay off the outstanding principal balance for this property.

As of December 31, 2015, we had no borrowings under the PrivateBank loan. During the three months ended March 31, 2015, we incurred approximately $0.3 million of interest expense related to the PrivateBank loans.

Lancaster Pollard Mortgage Company, LLC

In 2015 and 2014, we refinanced certain properties with HUD insured loans from the Lancaster Pollard Mortgage Company, LLC (“Lancaster Pollard”). See table above for further information. HUD requires that our lender hold certain reserves for property tax, insurance, and capital expenditures. These reserves are included in restricted cash on the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2016 and 2015, we incurred approximately $0.6 million and $0.4 million of interest expense related to the HUD loans.

Oxford Finance, LLC

On October 6, 2015, we refinanced our existing GE loan for the Friendship Haven facility with a secured term loan agreement with Oxford Finance, LLC (“Oxford”). The loan is interest only through October 2016 and then the loan payments increase to approximately $51,000 a month, including interest. During the three months ended March 31, 2016, we incurred approximately $0.1 million of interest expense related to the Oxford loan.

Housing and Healthcare Finance, LLC (“HHF”)

On November 17, 2015, in conjunction with the purchase of Riverglen (see Note 3), we entered into a Modification, Release, and Assumption Agreement with HHF and assumed the outstanding HUD insured loan. During the three months ended March 31, 2016, we incurred approximately $57,000 of interest expense related to the HHF loan.

5. Equity-Method Investment

In April 2015, we formed the SUL JV, which is owned 10% by the Operating Partnership and 90% by Best Years. The SUL JV will continue until an event of dissolution occurs, as defined in the SUL LLC Agreement. We account for our investment using the equity-method.

In conjunction with the formation of the SUL JV, the Operating Partnership contributed to the SUL JV all of the JV 2 Properties (see Note 11). This contribution increased our equity-method investment by approximately $1.0 million.

The Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the JV 2 Properties due to cash restrictions related to the loans payable for the contributed JV 2 Properties. As of March 31, 2016 and December 31, 2015, the receivable of $362,000 is included in tenant and other receivables on our condensed consolidated balance sheets.

In October 2015, the SUL JV acquired four additional properties located in Texas which increased our equity-method investment by approximately $0.8 million.

On December 24, 2015, we contributed the Cottage Properties, which were acquired by us in November 2015, to the SUL JV (see Notes 3, 4 and 11). This contribution increased our equity-method investment by approximately $0.5 million.

Under the SUL LLC Agreement, as amended, net operating cash flow of the SUL JV will be distributed monthly, first to the Operating Partnership and Best Years pari passu up to a 9% to 10% annual return, as defined, and thereafter to Best Years 75% and the Operating Partnership 25%. All capital proceeds (from the sale of the JV 2 Properties, refinancing, or other capital event) will be paid first to the Operating Partnership and Best Years pari passu until each has received an amount equal to its accrued but unpaid 9% to 10% return plus its total contribution, and thereafter to Best Years 75% and the Operating Partnership 25%.

As of March 30, 2016 and December 31, 2015, the Operating Partnership has recorded distributions receivable from the SUL JV of approximately $238,000 and $179,000, respectively. This is included in tenant and other receivables on our condensed consolidated balance sheets. As of March 31, 2016, we received approximately $106,000 in cash distributions, of which $46,000 is included in our cash flows from operating activities in tenant and other receivables and $60,000 is included in our cash flows from investing activities.

We serve as the Manager of the SUL JV and provide various services in exchange for fees and reimbursements (see Note 7). Total asset management fees earned in connection with the SUL JV were approximately $54,000 and $0 for the three months ended March 31, 2016 and 2015, respectively, and are included in acquisition and asset management fees in the condensed consolidated statements of operations.

As of March 31, 2016 and December 31, 2015, the balance of our equity-method investment was approximately $2.1 million and $2.2 million, respectively.

6. Receivables

Notes Receivable

Fernhill Note

In September 2014, the Company loaned to the operator of the Fernhill facility approximately $140,000 for certain property improvements. The note provides for interest at a fixed rate of 6% and is payable in monthly installments through January 2019. As of March 31, 2016 and December 31, 2015, the balance on the note was approximately $0.1 million.

Nantucket Note - Sale of VIE

On January 7, 2015, through our Operating Partnership, we sold Sherburne Commons to The Residences at Sherburne Commons, Inc. (“Sherburne Buyer”), an unaffiliated Massachusetts non-profit corporation, in exchange for $5.0 million, as evidenced by a purchase money note from Sherburne Buyer to us as the lender. During January 2015, we recorded a loss on disposition of approximately $1.7 million related to this previously consolidated VIE, which is included in loss on discontinued operations on the condensed consolidated statements of operations.

The $5.0 million purchase money note is collateralized by the Sherburne Commons property, bears an annual interest rate of 3.5% and matures on December 31, 2017. Interest payments on the note are due monthly and are recorded as payments are received. Outstanding and unpaid principal due shall be paid from the net proceeds payable to Sherburne Buyer from the sale of the residential cottages in Sherburne Commons. We may also participate in additional interest of up to $1 million from 50% of the net proceeds of cottage sales through December 31, 2018.

As of March 31, 2016, we have not collected any funds related to the principal on the note and the balance on the note receivable was $4.7 million. As of March 31, 2016 and 2015, we received interest payments from the note of approximately $30,000 and $0, which is recorded as interest income from notes receivable in our condensed consolidated statements of operations.

Tenant and Other Receivables, net

Tenant and other receivables, net consists of:

	March 31, 2016	December 31, 2015
Accounts receivable from resident services, net of allowance for doubtful accounts of $344,000 and $309,000, respectively	$1,025,000	$1,002,000
Straight-line rent receivables	2,319,000	2,143,000
Distribution receivables	600,000	581,000
Other receivables	125,000	87,000
Total	$4,069,000	$3,813,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through March 31, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. The fees and expense reimbursements payable to CRA under our advisory agreement are described in more detail in our Annual Report filed on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 18, 2016.  As of March 31, 2016 and December 31, 2015, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our condensed consolidated balance sheets.

As of March 31, 2016 and December 31, 2015, we had the following receivables and reserves:

	Receivables	Reserves	Balance
Organizational and offering costs	$738,000	$(738,000)	$-
Asset management fees and expenses	32,000	(32,000)	-
Operating expenses (direct and indirect)	189,000	(189,000)	-
Operating expenses (2%/25% Test)	1,717,000	(1,717,000)	-
Total Real Estate Properties	$2,676,000	$(2,676,000)	$-

SUL JV

See Note 5 for further discussion of distributions and acquisition and asset management fees related to the SUL JV.  Certain deferred acquisition costs paid by us relate to acquisitions to be acquired by the SUL JV and will be reimbursed to us upon terms of the SUL LLC Agreement, as amended. As of March 31, 2106 and December 31, 2015, we received approximately $0.2 million in advance from the SUL JV related to our acquisition of Riverglen (see Note 3) which is included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

8. Concentration of Risk

Our cash is generally invested in investment-grade short-term instruments. As of March 31, 2016, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of March 31, 2016, we owned one property in California, four properties in Oregon, four properties in North Carolina, one property in Texas, one property in Illinois and one property in New Hampshire. Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, as of March 31, 2016, we leased our twelve healthcare properties to six different tenants under long-term triple net leases, two of which comprise 22% and 13% percent of our tenant rental revenue. As of March 31, 2015, we leased our seventeen healthcare properties to thirteen different tenants under long-term triple net leases, two of which comprise and 24% and 18% of our tenant rental revenue.

As of March 31, 2016 and December 31, 2015, we have one tenant that constitutes a significant asset concentration, as the net assets of the tenant exceeds 20% of our total assets as of December 31, 2015.

9. Fair Value Measurements of Financial Instruments

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, notes receivable (except as noted below), deferred costs and deposits, tenant and other receivables, deferred leasing commissions, certain other assets, accounts payable and accrued liabilities, accrued salaries and benefits, security deposits and loans payable. With the exception of the Nantucket note receivable (see Note 6) and loans payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of March 31, 2016 and December 31, 2015, the fair value of the Nantucket note receivable (see Note 6) was $4.8 million compared to the carrying value of $4.7 million. The fair value of the note receivable was estimated based on cash flow analysis at an assumed market rate of interest. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of March 31, 2016 and December 31, 2015, the fair value of loans payable was $67.0 million and $67.3 million compared to the carrying value of $65.7 million and $65.9 million, respectively. The fair value of loans payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of March 31, 2016, we utilized a discount rate ranging from 4.4% to 7.3% and a weighted-average of 4.7%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the three months ended March 31, 2016.

At March 31, 2016 and December 31, 2015, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

10. Commitments and Contingencies

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

Stonegate Management Agreement

In October 2015, as part of the amended Stonegate management agreement (see Note 3), the lease is cancellable by either party with written notice, as defined in the agreement. However, if we terminate the agreement before October 6, 2016, we could pay a termination fee equal to three times the highest monthly management fee paid to Stonegate prior to the termination. As of March 31, 2016, the termination fee could be approximately $144,000.

Purchase Option

Our property, Farmington Square in Medford, OR, which has a book value of approximately $7.5 million as of March 31, 2016, is subject to a purchase option that became exercisable on September 14, 2014. The option provides the option holder with the right to purchase the property at increasing exercise price intervals based on elapsed time, starting at $10.8 million through October 2016, then increasing to $11.0 million from November 2016 through July 2017 and then to $11.3 million to when the option expires on August 13, 2022. As of March 31, 2016, the option holder has not provided notice or exercised their option.

Purchase Agreement

In November 2013, a limited liability company entered into a build-to-suit purchase agreement whereby it agreed to purchase a 70-unit assisted living facility in Athens, Georgia for approximately $12.4 million upon substantial completion of the facility. In the event the limited liability company does not purchase the building as provided for in the purchase agreement, it would be required to lease the facility from the seller for a ten-year term at an annual rent amount equal to 8% of the cost of the facility. Summit is obligated to guarantee the payments associated with that lease. In the event that the lease is executed, the lease payment will equal approximately $1.0 million per year. As of March 31, 2016, no lease has been executed.

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

11. Dispositions

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

On January 7, 2015, we sold the Sherburne Commons property. We recorded approximately $1.7 million as a loss on disposition during the three months ended March 31, 2015. See Note 6 for further information.

Disposal of real estate

In April 2015, we contributed the JV 2 Properties to the SUL JV (see Notes 3, 4 and 5).

The transaction had the following effect to reduce our consolidated assets and liabilities:

Real estate properties	$(40,391,000)
Other assets	(832,000)
Loans payable, net	30,133,000
Other liabilities	1,182,000
Total contribution:	$9,908,000

We recorded a partial gain of approximately $1.0 million during the quarter ended June 30, 2015 related to the disposition of the JV 2 Properties contributed to the SUL JV.

On December 24, 2015, we contributed the Cottage Properties, which were acquired by us in November 2015 (see Notes 3, 4 and 5), to the SUL JV. The aggregate net value of the Cottage Properties that were contributed was approximately $5.4 million, which approximated the Operating Partnership’s carrying value on the date of contribution (total assets were approximately $19.5 million less liabilities of approximately $14.1 million, which included approximately $13.5 million in loans payable).

See Note 12 for Riverglen contribution to the SUL JV as of April 29, 2016.

12. Subsequent Events

On April 29, 2016, we contributed the Riverglen property located in Littleton, NH (see Note 3) to the SUL JV. This contribution results in the SUL JV owning Riverglen and therefore it will no longer be consolidated in our condensed consolidated financial statements as of April 29, 2016. The aggregate net value of Riverglen at the date of the contribution was approximately $3.9 million, which approximated the Operating Partnership’s carrying value on the date of contribution (total assets were approximately $9.2 million less liabilities of approximately $5.3 million, which included approximately $4.7 million in a HUD insured loan payable (see Note 4)). Concurrent with the contribution of Riverglen, Best Years had contributed cash to the SUL JV in the amount of approximately $3.4 million and the Operating Partnership received cash of approximately $3.4 million from the SUL JV, not including approximately $0.2 million we had received in 2015 for reimbursed acquisition costs related to Riverglen. This contribution will increase our equity-method investment by approximately $0.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to numerous risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2016.

Overview

As of March 31, 2016, our ownership interests in senior housing facilities was as follows: 100% ownership of six properties, a 95% interest in a consolidated joint venture that owns six properties, and a 10% interest in an unconsolidated equity-method investment that owns 14 properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries except where the context otherwise requires.

Our revenues are comprised largely of rental income, including rents reported on a straight-line basis over the initial term of each lease and fees earned for resident care from Friendship Haven (see Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements). Our growth depends, in part, on our ability to acquire new healthcare properties at attractive prices, increase rental income from leases by increasing rental rates and by controlling our expenses. Our operations are impacted by property-specific, market-specific, general economic, regulatory and other conditions.

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

As part of our strategy to joint venture with institutional capital to grow the Company’s senior housing portfolio, through our operating partnership (“Operating Partnership”), we formed Summit Union Life Holdings, LLC (“SUL JV”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), on April 29, 2015. On April 29, 2015, we contributed our limited liability company interest in each of six wholly-owned limited liability companies (collectively, the “JV 2 Properties”) to the SUL JV. In October 2015, through the SUL JV, we acquired a 10% interest in four separate skilled-nursing facilities in Texas (“Creative Properties”) and Best Years acquired a 90% interest. On December 24, 2015, the Operating Partnership contributed all of its limited liability company interests in each of four wholly-owned limited liability companies, which were acquired by us in November 2015 (see Notes 3 and 5 to the accompanying Notes to Condensed Consolidated Financial Statements), that each own a senior housing facility (collectively, the “Cottage Properties”) to the SUL JV.

The following reconciles our 10% equity investment in the SUL JV from inception through March 31, 2016:

Initial investment (JV 2 Properties)	$991,000
Creative Properties	837,000
Cottage Properties	544,000
Total investment	2,372,000
Income from equity-method investee	135,000
Distributions	(452,000)
Total investment at March 31, 2016	$2,055,000

During the three months ended March 31, 2016, we recorded distributions of approximately $164,000 and received cash of approximately $106,000. As of March 31, 2016 and December 31, 2015, we have a distribution receivable of approximately $238,000 and $179,000, respectively, from our equity investment in the SUL JV.

We serve as the manager of the SUL JV and provide various services in exchange for fees and reimbursements. Under the SUL JV agreement, as the manager, we are paid an acquisition fee, as defined in the SUL JV agreement, based on the original purchase price paid for the properties. Additionally, we are paid an annual asset management fee equal to 0.25% of the original purchase price paid for the properties. During the three months ended March 31, 2016, we recorded approximately $54,000 in asset management fees.

A summary of the unaudited condensed consolidated financial data for the balance sheets and statement of income (operations commenced on May 1, 2015) for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	March 31, 2016	December 31, 2015
Real estate properties and intangibles, net	$85,296,000	$86,069,000
Cash and cash equivalents	5,402,000	5,174,000
Other assets	3,317,000	2,970,000
Total Assets:	$94,015,000	$94,213,000

Loans payable, net	$62,506,000	$62,707,000
Other liabilities	4,402,000	3,848,000
Members’ equity	27,107,000	27,658,000
Total Liabilities and Members’ Equity	$94,015,000	$94,213,000

Condensed Consolidated Statement of Income of SUL JV:	March 31, 2016
Revenue	$2,457,000
Property and general expenses	(365,000)
Depreciation and amortization expense	(775,000)
Income from operations	1,317,000
Interest expense	(779,000)
Amortization of finance costs	(75,000)
Net Income	$463,000

Portfolio

At March 31, 2016, our healthcare portfolio consisted of 12 properties, six of which are 100% owned by us and six of which are owned by us through our 95% interest in Cornerstone Healthcare Partners LLC. All of the properties are 100% leased on a triple net basis. The following table (excluding the 14 properties of the SUL JV, our unconsolidated 10% equity-method investment) provides summary information regarding these properties as of March 31, 2016:

Real Estate Properties:
	Properties	Beds	Square Footage	Purchase Price

SNF	4	337	109,306	$31,740,000
AL or AL/MC	8	557	256,727	54,125,000
Total Real Estate Properties	12	894	366,033	$85,865,000

Property	Location	Date Purchased	Type	Beds	Q1 2016 Revenue[1]

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$123,000
Fern Hill Care Center	Portland, OR	August 3, 2012	SNF	63	131,000
Farmington Square	Medford, OR	September 14, 2012	AL/MC	71	217,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	401,000	[2]
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	242,000
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	100	241,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	191,000
The Shelby House	Shelby, NC	October 4, 2013	AL	72	114,000
The Hamlet House	Hamlet, NC	October 4, 2013	AL	60	165,000
The Carteret House	Newport, NC	October 4, 2013	AL	64	109,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	90,000
Riverglen House	Littleton, NH	November 17, 2015	AL	59	203,000
Total				894

[1]	Represents year-to-date through March 31, 2016 revenue based on in-place leases, including straight-line rent.

[2]	Represents year-to-date through March 31, 2016 rent due under a lease between the Company and a wholly-owned taxable REIT subsidiary (“Friendswood TRS”). Such rental income is eliminated in consolidation.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 18, 2016.

Results of Operations

Our results of operations are described below:

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015	$ Change
Rental revenues	$1,842,000	$2,671,000	$(829,000)
Tenant reimbursements and other income	225,000	312,000	(87,000)
Resident services and fee income	2,143,000	2,243,000	(100,000)
Total revenues	4,210,000	5,226,000	(1,016,000)
Less expenses:
Property operating costs	(485,000)	(575,000)	90,000
Resident services costs	(1,757,000)	(1,737,000)	(20,000)
Net operating income (1)	1,968,000	2,914,000	(946,000)
Acquisition and asset management fees	54,000	—	54,000
Interest income from notes receivable	30,000	2,000	28,000
General and administrative	(927,000)	(944,000)	17,000
Depreciation and amortization	(973,000)	(1,245,000)	272,000
Income from equity-method investee	46,000	—	46,000
Other income	31,000	2,000	29,000
Interest expense	(815,000)	(1,083,000)	268,000
Loss from continuing operations	(586,000)	(354,000)	(232,000)
Loss from discontinued operations	—	(1,582,000)	1,582,000
Net loss	(586,000)	(1,936,000)	1,350,000
Noncontrolling interests’ share in losses	(17,000)	(37,000)	20,000
Net loss applicable to common stockholders	$(603,000)	$(1,973,000)	$1,370,000

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues, tenant reimbursements and other income, and resident services and fee income, less property operating costs and resident services costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investment, other income, interest expense, and loss from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our healthcare properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating expenses include insurance, property taxes and other operating expenses, including management fees. Resident services and fee income and resident services costs are generated from Friendswood TRS. Rental revenue and net operating income decreased by approximately $0.9 million for the three months ended March 31, 2016 due to the contribution of the JV 2 properties to the SUL JV in April 2015 as we recorded revenue for the three months ended March 31, 2015 and none for the three months ended March 31, 2016. We owned 12 healthcare properties for the first quarter of 2016 as opposed to 17 properties in the first quarter of 2015.

Acquisition and asset management fees increased due to the inception of the SUL JV in April 2015. No fees were earned prior to inception of the SUL JV.

Interest income from notes receivable increased due to collection of interest income on the Nantucket Note (see Note 6 to the accompanying Notes to Condensed Consolidated Financial Statements).

Depreciation and amortization decreased by approximately $0.3 million for the first quarter of 2016 due to the contribution of the JV 2 properties to the SUL JV in April 2015. We owned 12 healthcare properties for the first quarter of 2016 as opposed to 17 properties in the first quarter of 2015.

Interest expense decreased in 2016 by approximately $0.3 million for the first quarter of 2016 due to the contribution of the JV 2 properties and the related debt to the SUL JV in April 2015. We owned 12 healthcare properties for the first quarter of 2016 as opposed to 17 properties in the first quarter of 2015.

The loss from discontinued operations represents Sherburne Commons. On January 7, 2015, we sold Sherburne Commons (see Note 11 to the accompanying Notes to Condensed Consolidated Financial Statements) and recorded a loss on disposition of $1.7 million.

Liquidity and Capital Resources

As of March 31, 2016, we had approximately $6.5 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources for the next twelve months.

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

We continue to pursue options for repaying and/or refinancing debt obligations with long-term, fixed rate U.S Department of Housing and Urban Development (“HUD”) insured loans. In October and December 2015, we successfully refinanced two of our existing loan arrangements with Lancaster Pollard (HUD insured) loans (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements). We believe that conditions may be acceptable to continue to raise capital through additional joint venture arrangements with either our existing joint venture partner or new partners, although there can be no assurances that any such transactions will have terms acceptable to us or will be consummated.

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

Credit Facilities and Loan Agreements

As of March 31, 2016, we had debt obligations of approximately $65.7 million. The outstanding balance by loan agreement is as follows:

•	Healthcare Financial Solutions, LLC (formerly GE Capital)–approximately $2.8 million maturing October 2018
•	Oxford Finance, LLC– approximately $7.0 million maturing October 2019
•	Lancaster Pollard (HUD insured)–approximately $51.2 million maturing from September 2039 through January 2051
•	Housing & Healthcare Finance, LLC (HUD insured) – approximately $4.7 million maturing April 2054

Distributions

We made no stockholder distributions during the three months ended March 31, 2016.

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

Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, impairments and extraordinary items, and as a result, when compared period to period, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance. Factors that impact FFO include start-up costs, fixed costs, delays in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

Our FFO has been positive over the past year primarily due to increased rental revenue from our acquisitions, and reduced expenses. FFO for the three months ended March 31, 2016 and 2015 were $424,000 and $806,000, respectively. The decrease in 2016 was due to the contribution of the JV 2 properties to the SUL JV in April 2015. We owned 10% of the JV 2 properties for the first quarter of 2016 as opposed to 100% of the JV 2 properties in the first quarter of 2015.

The following is the reconciliation from net loss applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Net loss applicable to common stockholders (GAAP)	$(603,000)	$(1,973,000)

Adjustments:
Depreciation and amortization	973,000	1,245,000
Depreciation and amortization related to non-controlling interests	(24,000)	(48,000)
Depreciation related to SUL JV	78,000	—
Loss on disposition of VIE	—	1,582,000
Funds provided by operations (FFO) applicable to common stockholders	$424,000	$806,000

Weighted-average number of common shares outstanding – basic and diluted	23,027,978	23,028,014

FFO per weighted average common shares	$0.02	$0.04

Subsequent Events

See Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements.

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

(b) Not applicable.

(c) During the three months ended March 31, 2016, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

3.3	Articles of Amendment of the Company dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of the Company dated June 30, 2010 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of May 2016.

SUMMIT HEALTHCARE REIT, INC.

By:	/s/ Kent Eikanas
Kent Eikanas
President
(Principal Executive Officer)

By:	/s/ Elizabeth A. Pagliarini
Elizabeth A. Pagliarini
Chief Financial Officer
(Principal Financial Officer )