Form 10-Q
period 2016-06-30
Summit Healthcare REIT, Inc
filed 2016-08-11
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 10, 2016, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Cash and cash equivalents	$9,579,000	$6,603,000
Restricted cash	4,721,000	4,822,000
Real estate properties, net	67,632,000	77,842,000
Notes receivable	4,817,000	4,833,000
Deferred costs and deposits	238,000	140,000
Tenant and other receivables, net	4,264,000	3,813,000
Deferred leasing commissions, net	1,616,000	1,697,000
Other assets, net	404,000	583,000
Equity-method investment	2,322,000	2,178,000
Total assets	$95,593,000	$102,511,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$2,906,000	$2,883,000
Accrued salaries and benefits	267,000	392,000
Security deposits	1,399,000	1,627,000
Loans payable, net of debt discounts	58,574,000	63,630,000
Total liabilities	63,146,000	68,532,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at June 30, 2016 and December 31, 2015	23,000	23,000
Additional paid-in capital	117,230,000	117,215,000
Accumulated deficit	(85,525,000)	(83,966,000)
Total stockholders’ equity	31,728,000	33,272,000
Noncontrolling interest	719,000	707,000
Total equity	32,447,000	33,979,000
Total liabilities and stockholders’ equity	$95,593,000	$102,511,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six months June 30,
	2016	2015	2016	2015
Revenues:
Rental revenues	$1,702,000	$2,022,000	$3,544,000	$4,693,000
Resident services and fee income	2,002,000	2,307,000	4,145,000	4,550,000
Tenant reimbursements and other income	223,000	262,000	448,000	574,000
Acquisition and asset management fees	78,000	422,000	132,000	422,000
Interest income from notes receivable	45,000	2,000	75,000	4,000
	4,050,000	5,015,000	8,344,000	10,243,000
Expenses:
Property operating costs	443,000	555,000	928,000	1,130,000
Resident services costs	1,760,000	1,887,000	3,517,000	3,624,000
General and administrative	1,186,000	1,133,000	2,113,000	2,077,000
Depreciation and amortization	920,000	1,020,000	1,893,000	2,265,000
	4,309,000	4,595,000	8,451,000	9,096,000
Operating (loss) income	(259,000)	420,000	(107,000)	1,147,000

Income from equity-method investee	53,000	17,000	99,000	17,000
Other income	41,000	8,000	72,000	10,000
Interest expense	(774,000)	(856,000)	(1,589,000)	(1,939,000)
Gain on disposition of real estate properties	—	991,000	—	991,000
(Loss) income from continuing operations	(939,000)	580,000	(1,525,000)	226,000

Loss from discontinued operations	—	—	—	(1,582,000)

Net (loss) income	(939,000)	580,000	(1,525,000)	(1,356,000)
Noncontrolling interests’ share in income (losses)	(17,000)	(39,000)	(34,000)	(76,000)
Net (loss) income applicable to common stockholders	$(956,000)	$541,000	$(1,559,000)	$(1,432,000)
Basic and diluted (loss) income per common share:
Continuing operations applicable to common stockholders	$(0.04)	$0.03	$(0.07)	$0.01
Discontinued operations	$—	$—	$—	$(0.07)
Net (loss) income applicable to common stockholders	$(0.04)	$0.03	$(0.07)	$(0.06)

Weighted average shares used to calculate basic and diluted net loss per common share	23,027,978	23,028,014	23,027,978	23,028,014

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Six Months Ended June 30, 2016

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2016	23,027,978	$23,000	$117,215,000	$(83,966,000)	$33,272,000	$707,000	$33,979,000
Stock-based compensation	—	—	15,000	—	15,000	—	15,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(22,000)	(22,000)
Net (loss) income	—	—	—	(1,559,000)	(1,559,000)	34,000	(1,525,000)
Balance — June 30, 2016	23,027,978	$23,000	$117,230,000	$(85,525,000)	$31,728,000	$719,000	$32,447,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,525,000)	$(1,356,000)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Amortization of debt discounts	69,000	130,000
Depreciation and amortization	1,893,000	2,265,000
Straight-line rents	(329,000)	(591,000)
Bad debt expense	48,000	110,000
Stock-based compensation expense	15,000	—
Gain on disposition of real estate properties	—	(991,000)
Loss on disposition of VIE	—	1,582,000
Income from equity-method investee	(99,000)	(17,000)
Change in operating assets and liabilities:
Restricted cash	(83,000)	(126,000)
Tenant and other receivables, net	134,000	(216,000)
Prepaid and other assets	(13,000)	144,000
Accounts payable and accrued liabilities	511,000	437,000
Accrued salaries and benefits	(124,000)	(125,000)
Net cash and cash equivalents provided by operating activities	497,000	1,246,000

Cash flows from investing activities
Restricted cash	288,000	(156,000)
Deferred costs and deposits	(98,000)	(350,000)
Real estate acquisitions and capitalized costs	—	(14,300,000)
Real estate improvements	(133,000)	(68,000)
Proceeds from contribution of properties, net of cash and restricted cash contributed	2,814,000	9,351,000
Investment in equity-method investee	(62,000)	(62,000)
Distributions received from equity-method investee	114,000	—
Payments from note receivable	16,000	15,000
Net cash and cash equivalents provided by (used in) investing activities	2,939,000	(5,570,000)

Cash flows from financing activities:
Proceeds from issuance of loans payable	—	11,440,000
Payments of loans payable	(472,000)	(1,063,000)
Security deposit	—	99,000
Distributions paid to non-controlling interests	(22,000)	(63,000)
Financing costs	34,000	(114,000)
Net cash and cash equivalents (used in) provided by financing activities	(460,000)	10,299,000
Net increase in cash and cash equivalents	2,976,000	5,975,000
Cash and cash equivalents - beginning of period	6,603,000	4,405,000
Cash and cash equivalents – end of period	$9,579,000	$10,380,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,493,000	$1,773,000
Supplemental disclosure of non-cash investing and financing activities:

In January 2015, the Company sold its interests in Sherburne Commons for a note receivable for $5.0 million due in December 2017 (see Note 6).

In January 2015, $207,000 of deferred costs were reclassified to real estate acquisitions.

In April 2015, the Company contributed six properties to its 10%-owned SUL JV (see Note 11). This transaction had the following effect on the Company’s 2015 condensed consolidated balance sheet:

Real estate properties	$(40,391,000)
Other assets	(832,000)
Loans payable, net	30,133,000
Other liabilities	1,182,000
Total contribution:	$9,908,000

During the six months ended June 30, 2016, the Company recorded approximately $262,000 of distributions receivable from the SUL JV.

In April 2016, the Company contributed one property to its 10%-owned SUL JV (see Note 11). This transaction had the following effect on the Company’s 2016 condensed consolidated balance sheet:

Real estate properties	$(8,536,000)
Other assets	(677,000)
Loans payable, net	4,685,000
Other liabilities	601,000
Total contribution:	$3,927,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 100% of five properties, 95% of six properties and a 10% equity interest in an investment that holds 15 properties. Summit is a Maryland corporation, formed in 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, except where the context otherwise requires.

Generally, we conduct substantially all of our operations through Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), which is a Delaware limited partnership. As of June 30, 2016, we own a 99.88% general partner interest in the Operating Partnership, and Cornerstone Realty Advisors, LLC (“CRA”), owns a 0.12% limited partnership interest. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.

Cornerstone Healthcare Partners LLC

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% non-controlling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated with our financial statements and owns six properties (the “JV Properties”).

As of June 30, 2016, we own a 95.3% interest in five of the JV Properties, and CHREF owns a 4.7% interest. We continue to own a 95% interest in the sixth JV Property, and CHREF owns a 5% interest.

Friendswood TRS

Friendswood TRS (“Friendswood TRS”) is our wholly-owned, taxable REIT subsidiary (“TRS”), which is the licensed operator and tenant of Friendship Haven Healthcare and Rehabilitation Center (“Friendship Haven “) (see Note 3).

Summit Union Life Holdings, LLC

On April 29, 2015, through our Operating Partnership, we entered into a limited liability company agreement (as such agreement may be amended from time to time, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (“SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in the Company’s condensed consolidated financial statements (see Note 5). As of June 30, 2016 and December 31, 2015, we have a 10% interest in the SUL JV. As of June 30, 2016, the SUL JV owned 15 properties and as of December 31, 2015, the SUL JV owned 14 properties.

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC is our wholly-owned TRS (“SAM TRS”). We serve as the manager (“Manager”) of the SUL JV and provide management services in exchange for fees and reimbursements. All acquisition fees and asset management fees earned by us will be paid to SAM TRS and expenses incurred by us, as the Manager, will be reimbursed from SAM TRS. See Notes 5 and 7 for further information.

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on March 18, 2016. There have been no material changes to our policies since that filing, except as noted below under Recently Adopted Accounting Pronouncements.

The accompanying condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2015 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 18, 2016 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2015 have been omitted in this report.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and CHP LLC (of which the Company owns 95%). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that a financial asset (or a group of financial assets) measured at amortized cost basis be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in ASU 2016-13 are an improvement because they eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. ASU 2016-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted as of the fiscal years beginning after December 15, 2018. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements when adopted.

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

Reclassifications

Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Based on the intended use of the restricted cash, we have classified changes in restricted cash within the statements of cash flows as operating and investing activities and the prior period presentation has been revised to conform to this classification. These reclassifications had no effect on previously reported results of operations.  Additionally, see Recently Adopted Accounting Pronouncements above.

3. Investments in Real Estate Properties

As of June 30, 2016 and December 31, 2015, our investments in real estate properties, including those acquired through our subsidiaries and CHP, LLC, but excluding properties contributed to and owned by the SUL JV, were as follows:

	June 30, 2016	December 31, 2015
Land	$6,502,000	$6,932,000
Buildings and improvements	65,559,000	73,181,000
Less: accumulated depreciation	(6,865,000)	(5,842,000)
Buildings and improvements, net	58,694,000	67,339,000
Furniture and fixtures	6,589,000	7,086,000
Less: accumulated depreciation	(4,153,000)	(3,515,000)
Furniture and fixtures, net	2,436,000	3,571,000
Real estate properties, net	$67,632,000	$77,842,000

During the three months ended June 30, 2016 and 2015, depreciation and amortization expense was approximately $0.9 million and $1.0 million, respectively. During the six months ended June 30, 2016 and 2015, depreciation and amortization expense was approximately $1.8 million and $2.2 million, respectively.

As of June 30, 2016, our portfolio consisted of 11 properties which were 100% leased to the tenants of the related facilities. The following table provides summary information regarding our properties as of June 30, 2016:

Property	Location	Date Purchased	Type(2)	Purchase Price	Loans Payable, excluding debt discounts	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,983,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,371,000	63
Farmington Square	Medford, OR	September 14, 2012	AL/MC	8,500,000	6,717,000	71
Friendship Haven Healthcare and Rehabilitation Center (1)	Galveston County, TX	September 14, 2012	SNF	15,000,000	7,000,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	7,287,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,812,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	7,380,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,833,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	4,084,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,445,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65

Total:				$77,365,000	$60,712,000	835

(1)	We terminated the lease with the tenant of this facility on March 16, 2014 and became the licensed operator and tenant of the facility on May 1, 2014 (Friendswood TRS). Upon becoming the licensed operator and tenant of the facility, we entered into a two-year management agreement with an affiliate of Stonegate Senior Living (“Stonegate”), whereby Stonegate will receive a management fee equal to 6% of the adjusted gross revenues as defined, from operations of the facility. In October 2015, we amended the management agreement with Stonegate to increase the term from two years to 12 years (see Note 10).

(2)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for properties owned as of June 30, 2016 are as follows (1):

Years ending December 31,
July 1, 2016 to December 31, 2016	$2,985,000
2017	6,073,000
2018	6,208,000
2019	6,346,000
2020	6,487,000
Thereafter	46,453,000
$74,552,000

(1)	This schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases, tenant reimbursements, and the rental revenues for the tenant (Friendswood TRS) of Friendship Haven.

Acquisitions - 2015

Front Royal, Virginia

On January 23, 2015, we acquired an 84-bed assisted living facility in Front Royal, Virginia (“Loving Arms”) for a total purchase price of $14.3 million, which was funded through cash on hand plus a collateralized loan. Loving Arms is leased under a 15-year triple net lease.

Loving Arms was contributed to SUL JV in April 2015 (see Notes 5 and 11 under JV 2 Properties).

Wisconsin Properties

On November 3, 2015, through wholly-owned subsidiaries, we acquired four separate assisted living facilities in Wisconsin (“Cottage Properties”) for an aggregate purchase price of $18.4 million, which was funded through cash on hand plus the proceeds from a collateralized loan. The Cottage Properties are leased under 12-year triple net leases.

The Cottage Properties were contributed to SUL JV in December 2015 (see Notes 5 and 11).

Littleton, New Hampshire

On November 17, 2015, through a wholly-owned subsidiary, we acquired Riverglen House, a 59-bed assisted living facility located in Littleton, New Hampshire, (“Riverglen”) for a purchase price of $8.5 million, which was funded through cash on hand plus the proceeds from the loan assumed and described in Note 4 under Housing and Healthcare Finance, LLC (“HHF”). Riverglen is leased pursuant to a 15-year triple net lease.

On February 29, 2016, we received an executed commitment from Best Years, our SUL JV partner, of its intent to participate in the contribution of Riverglen to the SUL JV. On April 28, 2016, we completed the process of executing a modified transfer of physical assets (“TPA”) agreement for the loan agreement with HHF (see Note 4), a U.S. Department of Housing and Urban Development (“HUD”) insured loan. We legally could not complete the contribution of Riverglen to the SUL JV until we received approval from HUD and then the TPA process was completed.

As of April 29, 2016, Riverglen is no longer consolidated in our condensed consolidated financial statements (see Note 11).

Leasing Commissions

Leasing commissions paid to CRA prior to termination of our advisory agreement with CRA on April 1, 2014 are capitalized at cost and amortized on a straight-line basis over the related lease term. As of June 30, 2016 and December 31, 2015, total costs incurred were $2.2 million and the unamortized balance of capitalized leasing commissions was approximately $1.6 million. Amortization expense for the three months ended June 30, 2016 and 2015 was $41,000 and $41,000, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $81,000 and $81,000, respectively.

4. Loans Payable

In April 2015, we formed the SUL JV with Best Years and contributed six properties (“JV 2 Properties”) to the SUL JV. As part of the contribution of the JV 2 Properties, approximately $30.4 million of loans payable were transferred to the SUL JV upon disposition of the JV 2 Properties (approximately $10.6 million from GE Capital Corporation and $19.8 million from The PrivateBank and Trust Company). In April 2016, we contributed Riverglen, including the related loan payable of approximately $4.7 million, to the SUL JV. See Notes 5 and 11 for further information regarding the contribution and disposition of real estate properties.

As of June 30, 2016 and December 31, 2015, loans payable consisted of the following:

	June 30, 2016	December 31, 2015
Loan payable to Healthcare Financial Solutions, LLC (formerly GE Capital) in monthly installments of approximately $11,000, including interest at LIBOR (floor of 0.50%) plus 4.0% (4.6% and 4.5% at June 30, 2016 and December 31, 2015, respectively), due in October 2018, and as of June 30, 2016 and December 31, 2015, collateralized by Sundial Assisted Living.	$2,800,000	$2,800,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $42,000, including interest at LIBOR (floor of 0.75%) plus 6.50% (7.25% as of June 30, 2016 and December 31, 2015) due in October 2019, collateralized by Friendship Haven.	7,000,000	7,000,000

Loan payable to HHF (insured by HUD) in monthly installments of approximately $21,000, including interest, at fixed interest rate of 4.25% due in April 2054, collateralized by Riverglen.	-	$4,728,000

Loans payable to Lancaster Pollard (insured by HUD) in monthly installments of approximately $238,000, including interest, ranging from a fixed rate of 3.70% to 3.78%, due in September 2039 through January 2051, and as of June 30, 2016 and December 31, 2015 collateralized by Sheridan, Fernhill, Pacific Health, Farmington Square, Shelby, Hamlet, Carteret, Aledo and Danby.	50,912,000	51,372,000
	60,712,000	65,900,000
Less debt discounts	(2,138,000)	(2,270,000)
Total loans payable	$58,574,000	$63,630,000

We have total debt obligations of approximately $60.7 million that will mature between 2018 and 2051. See Note 3 for loans payable balance for each property.

In connection with our loans payable, we incurred debt issuance costs. The unamortized balance of the debt discounts totals $2.1 million and $2.3 million, as of June 30, 2016 and December 31, 2015 (retrospectively reclassified as of January 1, 2016 – see Note 2), respectively. These debt discounts are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended June 30, 2016 and 2015, $34,000 and $56,000, respectively, of debt discounts were amortized and included in interest expense in our condensed consolidated statements of operations. For the six months ended June 30, 2016 and 2015, $69,000 and $130,000, respectively, of debt discounts were amortized and included in interest expense in our condensed consolidated statements of operations.

During the three months ended June 30, 2016 and 2015, we incurred approximately $0.8 million and $0.9 million, respectively, of interest expense related to our loans payable.  During the six months ended June 30, 2016 and 2015, we incurred approximately $1.6 million and $1.9 million, respectively, of interest expense related to our loans payable.

The principal payments due on the loans payable (excluding debt discounts) for the period from July 1, 2016 to December 31, 2016 and for each of the four following years and thereafter ending December 31 are as follows:

Year	Principal Amount
July 1, 2016 to December 31, 2016	$495,000
2017	1,132,000
2018	3,879,000
2019	7,846,000
2020	1,104,000
Thereafter	46,256,000
$60,712,000

Healthcare Financial Solutions, LLC (formerly known as GE Capital Corporation (“GE”))

On October 6, 2015, we refinanced our existing GE loan for the Friendship Haven facility with a secured term loan agreement with Oxford Finance, LLC (“Oxford”) (see below for further information – Oxford Finance, LLC) and the funds received were used to pay off the outstanding principal balance for this property.

On October 6, 2015, we refinanced our existing GE loan for the Brookstone of Aledo facility with Lancaster Pollard (see below for further information – Lancaster Pollard) and the funds received were used to pay off the outstanding principal balance for this property.

On October 30, 2015, the GE loan agreement for the Sundial Assisted Living property located in Redding was amended and restated. The amended loan is with Healthcare Financial Solutions, LLC (“HFS (formerly GE). The loan is interest only through January 2017 and then the loan payments increase to approximately $15,000 a month, including interest.

The PrivateBank and Trust Company (“PrivateBank”)

On December 21, 2015, we refinanced our existing loan for the Danby House facility with Lancaster Pollard (see below for further information – Lancaster Pollard) and the funds received were used to pay off the outstanding principal balance for this property.

As of December 31, 2015, we had no borrowings under the PrivateBank loans.

Lancaster Pollard Mortgage Company, LLC

In 2015 and 2014, we refinanced certain properties with HUD insured loans from the Lancaster Pollard Mortgage Company, LLC (“Lancaster Pollard”). See table above for further information. HUD requires that our lender hold certain reserves for property tax, insurance, and capital expenditures. These reserves are included in restricted cash on our condensed consolidated balance sheets.

Oxford Finance, LLC

On October 6, 2015, we refinanced our existing GE loan for the Friendship Haven facility with a secured term loan agreement with Oxford. The loan is interest only through October 2016 and then the loan payments increase to approximately $51,000 a month, including interest.

Housing and Healthcare Finance, LLC (“HHF”)

On November 17, 2015, in conjunction with the purchase of Riverglen (see Note 3), we entered into a Modification, Release, and Assumption Agreement with HHF and assumed the outstanding HUD insured loan. On April 29, 2016, Riverglen was contributed to the SUL JV (see Notes 3, 5 and 11).

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

The Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the JV 2 Properties due to cash restrictions related to the loans payable for the contributed JV 2 Properties. As of June 30, 2016 and December 31, 2015, the receivable of $362,000 and due from the JV 2 Properties, is included in tenant and other receivables on our condensed consolidated balance sheets.

In October 2015, the SUL JV acquired four additional properties located in Texas which increased our equity-method investment by approximately $0.8 million.

On December 24, 2015, we contributed the Cottage Properties, which we had acquired in November 2015, to the SUL JV (see Notes 3, 4 and 11). This contribution increased our equity-method investment by approximately $0.5 million.

On April 29, 2016, we contributed Riverglen located in Littleton, New Hampshire (see Note 3) to the SUL JV. This contribution resulted in the SUL JV owning Riverglen and, therefore, Riverglen is no longer consolidated in our condensed consolidated financial statements as of April 29, 2016. The aggregate net value of Riverglen at the date of the contribution was approximately $3.9 million, which approximated the Operating Partnership’s carrying value on the date of contribution (total assets were approximately $9.2 million less liabilities of approximately $5.3 million, which included approximately $4.7 million in a HUD insured loan payable (see Note 4)). Concurrent with the contribution of Riverglen, Best Years contributed cash to the SUL JV in the amount of approximately $3.4 million and the Operating Partnership received cash of approximately $3.4 million from the SUL JV, not including approximately $0.2 million we had received in 2015 for reimbursed acquisition costs related to Riverglen. This contribution increased our equity-method investment by approximately $0.3 million.

Under the SUL LLC Agreement, as amended, net operating cash flow of the SUL JV will be distributed monthly, first to the Operating Partnership and Best Years pari passu up to a 9% to 10% annual return, as defined, and thereafter to Best Years 75% and the Operating Partnership 25%. All capital proceeds from the sale of the properties held by the SUL JV, a refinancing or another capital event) will be paid first to the Operating Partnership and Best Years pari passu until each has received an amount equal to its accrued but unpaid 9% to 10% return plus its total contribution, and thereafter to Best Years 75% and the Operating Partnership 25%.

As of June 30, 2016 and December 31, 2015, the Operating Partnership has recorded distributions receivable from the SUL JV of approximately $262,000 and $179,000, respectively. This is included in tenant and other receivables on our condensed consolidated balance sheets. For the six months ended June 30, 2016, we received approximately $213,000 in cash distributions, of which $99,000 is included in our cash flows from operating activities in tenant and other receivables and $114,000 is included in our cash flows from investing activities.

We serve as the manager of the SUL JV and provide management services in exchange for fees and reimbursements (see Note 7). Total acquisition and asset management fees earned in connection with the SUL JV were approximately $78,000 and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and are included in acquisition and asset management fees in the condensed consolidated statements of operations. Total acquisition and asset management fees earned in connection with the SUL JV were approximately $0.1 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively, and are included in acquisition and asset management fees in the condensed consolidated statements of operations.

As of June 30, 2016 and December 31, 2015, the balance of our equity-method investment was approximately $2.3 million and $2.2 million, respectively.

6. Receivables

Notes Receivable

Fernhill Note

In September 2014, we loaned approximately $140,000 to the operator of the Fernhill facility for certain property improvements at a fixed rate of interest of 6% payable in monthly installments through January 2019. As of June 30, 2016 and December 31, 2015, the balance on the note was approximately $0.1 million.

Nantucket Note - Sale of VIE

On January 7, 2015, through our Operating Partnership, we sold Sherburne Commons to an unaffiliated third party buyer to The Residences at Sherburne Commons, Inc. (“Sherburne Buyer”), an unaffiliated Massachusetts non-profit corporation, in exchange for $5.0 million, as evidenced by a purchase money note from Sherburne Buyer to us as the lender. During January 2015, we recorded a loss on disposition of approximately $1.7 million related to this previously consolidated VIE, which is included in loss on discontinued operations on the condensed consolidated statements of operations.

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

As of June 30, 2016, we have not collected any funds related to the principal on the note and the balance on the note receivable was $4.7 million. For the three months ended June 30, 2016 and 2015, we received interest payments from the note of approximately $42,000 and $0, which is recorded as interest income from notes receivable in our condensed consolidated statements of operations. For the six months ended June 30, 2016 and 2015, we received interest payments from the note of approximately $72,000 and $0, which is recorded as interest income from notes receivable in our condensed consolidated statements of operations.

Tenant and Other Receivables, net

Tenant and other receivables, net consists of:

	June 30, 2016	December 31, 2015
Accounts receivable from resident services, net of allowance for doubtful accounts of $314,000 and $309,000, respectively	$958,000	$1,002,000
Straight-line rent receivables	2,412,000	2,143,000
Distribution receivables	624,000	581,000
Other receivables	270,000	87,000
Total	$4,264,000	$3,813,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through March 31, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. The fees and expense reimbursements payable to CRA under our advisory agreement are described in more detail in our Annual Report filed on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 18, 2016.  As of June 30, 2016 and December 31, 2015, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our condensed consolidated balance sheets.

As of June 30, 2016 and December 31, 2015, we had the following receivables and reserves:

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

8. Concentration of Risk

Our cash is generally invested in investment-grade short-term instruments. As of June 30, 2016, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of June 30, 2016, we owned one property in California, four properties in Oregon, four properties in North Carolina, one property in Texas, and one property in Illinois. Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended June 30, 2016, we leased our 11 healthcare properties to five different tenants under long-term triple net leases, two of which comprise 49% and 29% percent of our tenant rental revenue. For the three months ended June 30, 2015, we leased our 11 healthcare properties to seven different tenants under long-term triple net leases, two of which comprise and 29% and 23% of our tenant rental revenue. For the six months ended June 30, 2016, we leased our 11 healthcare properties to five different tenants under long-term triple net leases, two of which comprise 47% and 27% percent of our tenant rental revenue. For the six months ended June 30, 2015, we leased our 11 healthcare properties to seven different tenants under long-term triple net leases, two of which comprise and 29% and 23% of our tenant rental revenue.

As of June 30, 2016 and December 31, 2015, we have one tenant that constitutes a significant asset concentration, as the net assets of the tenant exceeds 20% of our total assets as of December 31, 2015.

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

As of June 30, 2016 and December 31, 2015, the fair value of the Nantucket note receivable (see Note 6) was $4.9 million compared to the carrying value of $4.7 million. The fair value of the note receivable was estimated based on cash flow analysis at an assumed market rate of interest. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of June 30, 2016 and December 31, 2015, the fair value of loans payable was $61.7 million and $67.3 million compared to the carrying value of $60.7 million and $65.9 million, respectively. The fair value of loans payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of June 30, 2016, we utilized a discount rate ranging from 4.4% to 7.3% and a weighted-average discount rate of 4.7%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the three and six months ended June 30, 2016 and 2015.

At June 30, 2016 and December 31, 2015, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

A bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC or Healthcare Real Estate Qualified Purchasers Fund, LLC. Following the dismissal of the involuntary bankruptcy petition filed against it, in the United States Bankruptcy Court of the District of Delaware HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company. At a status hearing, the Bankruptcy Court expressed concern about HCRE commencing this litigation and urged the parties to mediate the issues. A mediation schedule has not yet been set. The Company believes that all of HCRE’s claims are without merit and will vigorously defend itself.

Friendship Haven and Stonegate Management Agreement

In October 2015, as part of the amended Stonegate management agreement (see Note 3) the lease is cancellable by either party with written notice, as defined in the agreement. However, if we terminate the agreement before October 6, 2016, we could be obligated to pay a termination fee up to three times the highest monthly management fee paid to Stonegate prior to the termination. As of June 30, 2016, the termination fee could be up to approximately $144,000.

Medford Purchase Option

Our property, Farmington Square in Medford, Oregon, which has a book value of approximately $7.4 million as of June 30, 2016, is subject to a purchase option that became exercisable on September 14, 2014. The option provides the option holder with the right to purchase the property at increasing exercise price intervals based on elapsed time, starting at $10.8 million through October 2016, then increasing to $11.0 million from November 2016 through July 2017 and then to $11.3 million until the option expires on August 13, 2022. As of June 30, 2016, the option holder has not provided notice or exercised its option.

Purchase Agreement

In November 2013, a limited liability company entered into a build-to-suit purchase agreement whereby it agreed to purchase a 70-unit assisted living facility in Athens, Georgia for approximately $12.4 million upon substantial completion of the facility. In the event the limited liability company did not purchase the building as provided for in the purchase agreement, it would be required to lease the facility from the seller for a ten-year term at an annual rent amount equal to 8% of the cost of the facility. Summit was obligated to guarantee the payments associated with that lease, however, in June 2016, the building was purchased by an independent third-party, the guarantee was terminated and Summit is no longer under any obligation to this purchase agreement.

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

On January 7, 2015, we sold the Sherburne Commons property. We recorded approximately $1.6 million as a loss on disposition during the six months ended June 30, 2015. See Note 6 for further information.

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

In December 2015, we contributed the Cottage Properties to the SUL JV which were acquired by us in November 2015 (see Notes 3, 4 and 5). The aggregate net value of the Cottage Properties that were contributed was approximately $5.4 million, which approximated the Operating Partnership’s carrying value on the date of contribution (total assets were approximately $19.5 million less liabilities of approximately $14.1 million, which included approximately $13.5 million in loans payable).

On April 29, 2016, we contributed Riverglen to the SUL JV (see Note 3). This contribution resulted in the SUL JV owning Riverglen and, therefore, Riverglen is no longer consolidated in our condensed consolidated financial statements as of April 29, 2016. The aggregate net value of Riverglen at the date of the contribution was approximately $3.9 million, which approximated the Operating Partnership’s carrying value on the date of contribution (total assets were approximately $9.2 million less liabilities of approximately $5.3 million, which included approximately $4.7 million in a HUD insured loan payable (see Note 4)). Concurrent with the contribution of Riverglen, Best Years contributed cash to the SUL JV in the amount of approximately $3.4 million and the Operating Partnership received cash of approximately $3.4 million from the SUL JV, not including approximately $0.2 million we had received in 2015 for reimbursed acquisition costs related to Riverglen. This contribution increased our equity-method investment by approximately $0.3 million.

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

Overview

As of June 30, 2016, our ownership interests in senior housing facilities were as follows: 100% ownership of five properties, a 95% interest in a consolidated joint venture that owns six properties, and a 10% interest in an unconsolidated equity-method investment that owns 15 properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

We believe that investing in senior housing facilities is accretive to earnings and stockholder value. Senior housing facilities include independent living facilities (“IL”), skilled-nursing facilities (“SNF”), assisted living facilities (“AL”), memory care (“MC”) and continuing care retirement communities (“CCRC”). Each of these types of facilities caters to different segments of the senior population. Our strategy includes purchasing SNF, AL, IL MC, and CCRC facilities.

Joint Venture Portfolio Properties

As part of our strategy to joint venture with institutional capital to grow the Company’s senior housing portfolio, through our operating partnership (“Operating Partnership”), in April 2015, we formed Summit Union Life Holdings, LLC (“SUL JV”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation) and contributed six wholly-owned limited liability companies (collectively, the “JV 2 Properties”) to the SUL JV. In October 2015, through the SUL JV, we acquired a 10% interest in four separate SNFs in Texas (“Creative Properties”) and Best Years acquired a 90% interest. In December 2015, we contributed four wholly-owned limited liability companies, which we acquired in November 2015, that each own a senior housing facility (collectively, the “Cottage Properties”) to the SUL JV. On April 29, 2016, we contributed our limited liability company interest in Riverglen to the SUL JV. See Notes 3, 5 and 11 to the accompanying Notes to Condensed Consolidated Financial Statements).

The following reconciles our 10% equity investment in the SUL JV from inception through June 30, 2016:

Initial investment (JV 2 Properties)	$991,000
Creative Properties	837,000
Cottage Properties	544,000
Riverglen	346,000
Total investment	2,718,000
Income from equity-method investee	188,000
Distributions	(584,000)
Total investment at June 30, 2016	$2,322,000

During the three months ended June 30, 2016 and 2015, we recorded distributions of approximately $132,000 and $60,000, respectively, and received cash of approximately $108,000 and $0, respectively, from the SUL JV. During the six months ended June 30, 2016 and 2015, we recorded distributions of approximately $294,000 and $60,000, respectively, from the SUL JV and received cash of approximately $213,000 and $0, respectively, from the SUL JV. As of June 30, 2016 and December 31, 2015, we have a distribution receivable of approximately $262,000 and $179,000, respectively, from the SUL JV.

We serve as the manager of the SUL JV and provide management services in exchange for fees and reimbursements. Under the SUL JV agreement, as the manager, we are paid an acquisition fee, as defined in the SUL JV agreement, based on the original purchase price paid for the properties. Additionally, we are paid an annual asset management fee equal to 0.25% of the original purchase price paid for the properties. During the three months ended June 30, 2016 and 2015, we recorded approximately $78,000 and $0.4 million, respectively, in acquisition and asset management fees. During the six months ended June 30, 2016, we recorded approximately $0.1 million and $0.4 million, respectively, in acquisition and asset management fees.

A summary of the unaudited condensed consolidated financial data for the balance sheets and statement of income (operations commenced on May 1, 2015) for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	June 30, 2016	December 31, 2015
Real estate properties and intangibles, net	$93,047,000	$86,069,000
Cash and cash equivalents	2,377,000	5,174,000
Other assets	4,062,000	2,970,000
Total Assets:	$99,486,000	$94,213,000

Loans payable, net	$67,256,000	$62,707,000
Other liabilities	4,905,000	3,848,000
Members’ equity	27,325,000	27,658,000
Total Liabilities and Members’ Equity	$99,486,000	$94,213,000

Condensed Consolidated Statement of Income of SUL JV:	Three Months Ended June 30,		Six months June 30,
	2016	2015	2016	2015
Revenues:
Revenue	$2,589,000	$807,000	$5,046,000	$807,000
Property and general expenses	(330,000)	(105,000)	(695,000)	(105,000)
Depreciation and amortization expense	(839,000)	(265,000)	(1,614,000)	(265,000)
Income from operations	1,420,000	437,000	2,737,000	437,000
Interest expense	(816,000)	(240,000)	(1,595,000)	(240,000)
Amortization of finance costs	(74,000)	(25,000)	(149,000)	(25,000)
Net Income	$530,000	$172,000	$993,000	$172,000

Summit Portfolio Properties

At June 30, 2016, our portfolio consisted of 11 properties, five of which are 100% owned by us and six of which are owned by us through our 95% interest in Cornerstone Healthcare Partners LLC. All of the properties are 100% leased on a triple net basis. The following table (excluding the 15 properties held by the SUL JV, our unconsolidated 10% equity-method investment) provides summary information regarding these properties as of June 30, 2016:

Real Estate Properties:
	Properties	Beds	Square Footage	Purchase Price

SNF	4	337	109,306	$31,740,000
AL or AL/MC	7	498	222,043	45,625,000
Total Real Estate Properties	11	835	331,349	$77,365,000

Property	Location	Date Purchased	Type	Beds	2016 Revenue[1]

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$246,000
Fern Hill Care Center	Portland, OR	August 3, 2012	SNF	63	262,000
Farmington Square	Medford, OR	September 14, 2012	AL/MC	71	433,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	801,000	[2]
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	484,000
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	100	481,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	382,000
The Shelby House	Shelby, NC	October 4, 2013	AL	72	228,000
The Hamlet House	Hamlet, NC	October 4, 2013	AL	60	329,000
The Carteret House	Newport, NC	October 4, 2013	AL	64	217,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	180,000

Total				835

1 Represents year-to-date through June 30, 2016 revenue based on in-place leases, including straight-line rent.

2 Represents year-to-date through June 30, 2016 rent due under a lease between the Company and a wholly-owned taxable REIT subsidiary (“Friendswood TRS”). Such rental income is eliminated in consolidation.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 18, 2016, except as noted under Recently Adopted Accounting Pronouncements in Note 2 to the accompanying Notes to Condensed Consolidated Financial Statements.

Results of Operations

Our results of operations are described below:

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

	Three Months Ended June 30,
	2016	2015	$ Change
Rental revenues	$1,702,000	$2,022,000	$(320,000)
Tenant reimbursements and other income	223,000	262,000	(39,000)
Resident services and fee income	2,002,000	2,307,000	(305,000)
Total revenues	3,927,000	4,591,000	(664,000)
Less expenses:
Property operating costs	(443,000)	(555,000)	112,000
Resident services costs	(1,760,000)	(1,887,000)	127,000
Net operating income (1)	1,724,000	2,149,000	(425,000)
Acquisition & asset management fees	78,000	422,000	(344,000)
Interest income from notes receivable	45,000	2,000	43,000
General and administrative	(1,186,000)	(1,133,000)	(53,000)
Depreciation and amortization	(920,000)	(1,020,000)	100,000
Income from equity-method investee	53,000	17,000	36,000
Other income	41,000	8,000	33,000
Interest expense	(774,000)	(856,000)	82,000
Gain on disposition of real estate properties	—	991,000	(991,000)
Income (loss) from continuing operations	(939,000)	580,000	(1,519,000)
Loss from discontinued operations	—	—	—
Net income (loss)	(939,000)	580,000	(1,519,000)
Noncontrolling interests’ share in income (losses)	(17,000)	(39,000)	22,000
Net income (loss) applicable to common stockholders	$(956,000)	$541,000	$(1,497,000)

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident service and fee income, tenant reimbursements and other income less property operating and resident services costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investee, other income, interest expense, gain on disposition of real estate, and loss from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our properties includes rental revenues and tenant paid and/or reimbursements for property taxes and insurance. Property operating expenses include insurance, property taxes and other operating expenses, including management fees. Resident service and fee income and resident services costs are generated from Friendswood TRS. Net operating income decreased by approximately $0.4 million for the three months ended June 30, 2016 mainly due to the decrease in rental revenue from the contribution of the JV2 properties to the SUL JV in April 2015 as we recorded rental revenue for one month in the period ended June 30, 2015 and none for the three months ended June 30, 2016.

The decrease in the acquisition and asset management fees of approximately $0.3 million is due to the acquisition fees earned on the JV2 properties acquired by the SUL JV in April 2015.

Interest income from notes receivable increased due to collection of interest income on the Nantucket Note (see Note 6 to the accompanying Notes to Condensed Consolidated Financial Statements).

Depreciation and amortization decreased by approximately $0.1 million for the second quarter of 2016 due to the contribution of the JV 2 properties to the SUL JV in April 2015.

In April 2015, as a result of the disposition of the JV 2 Properties contributed to the SUL JV, we recorded a partial gain on disposition of approximately $1.0 million related to the disposition of these properties (see Note 11 to the accompanying Notes to Condensed Consolidated Financial Statements).

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016	2015	$ Change
Rental revenues	$3,544,000	$4,693,000	$(1,149,000)
Tenant reimbursements and other income	448,000	574,000	(126,000)
Resident services and fee income	4,145,000	4,550,000	(405,000)
Total revenues	8,137,000	9,817,000	(1,680,000)
Less expenses:
Property operating costs	(928,000)	(1,130,000)	202,000
Resident services costs	(3,517,000)	(3,624,000)	107,000
Net operating income (1)	3,692,000	5,063,000	(1,371,000)
Acquisition and asset management fees	132,000	422,000	(290,000)
Interest income from notes receivable	75,000	4,000	71,000
General and administrative	(2,113,000)	(2,077,000)	(36,000)
Depreciation and amortization	(1,893,000)	(2,265,000)	372,000
Income from equity-method investee	99,000	17,000	82,000
Other income	72,000	10,000	62,000
Interest expense	(1,589,000)	(1,939,000)	350,000
Gain on disposition of real estate properties	—	991,000	(991,000)
Loss from continuing operations	(1,525,000)	226,000	(1,751,000)
Loss from discontinued operations	—	(1,582,000)	1,582,000
Net loss	(1,525,000)	(1,356,000)	(169,000)
Noncontrolling interests’ share in losses	(34,000)	(76,000)	42,000
Net loss applicable to common stockholders	$(1,559,000)	$(1,432,000)	$(127,000)

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues, tenant reimbursements and other income, and resident services and fee income, less property operating costs and resident services costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investee, other income, interest expense, gain on disposition of real estate properties, and loss from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating expenses include insurance, property taxes and other operating expenses, including management fees. Resident services and fee income and resident services costs are generated from Friendswood TRS. Net operating income decreased by approximately $1.4 million for the six months ended June 30, 2016 mainly due to the contribution of the JV 2 properties to the SUL JV in April 2015 as we recorded four months of rental revenue in the six months ended June 30, 2015 and none for the six months ended June 30, 2016.

The decrease in the acquisition and asset management fees of approximately $0.3 million is due to the acquisition fees earned on the JV2 properties acquired by the SUL JV in April 2015.

Interest income from notes receivable increased due to collection of interest income on the Nantucket Note (see Note 6 to the accompanying Notes to Condensed Consolidated Financial Statements).

Depreciation and amortization decreased by approximately $0.4 million for the six months ended June 30, 2016 due to the contribution of the JV 2 properties to the SUL JV in April 2015.

Interest expense decreased by approximately $0.4 million for the six months ended June 30, 2016 due to the contribution of the JV 2 properties to the SUL JV in April 2015.

In April 2015, as a result of the disposition of the JV 2 Properties contributed to the SUL JV, we recorded a partial gain on disposition of approximately $1.0 million related to the disposition of these properties (see Note 11 to the accompanying Notes to Condensed Consolidated Financial Statements).

The loss from discontinued operations represents Sherburne Commons. On January 7, 2015, we sold Sherburne Commons (see Note 11 to the accompanying Notes to Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

As of June 30, 2016, we had approximately $9.6 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources for the next twelve months.

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

We continue to pursue options for repaying and/or refinancing debt obligations with long-term, fixed rate “HUD insured loans. In October and December 2015, we successfully refinanced two of our existing loan arrangements with Lancaster Pollard (HUD insured) loans (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements). We believe that market conditions may be acceptable to continue to raise capital through additional joint venture arrangements with either our existing joint venture partner or new partners, although there can be no assurances that any such transactions will have terms acceptable to us or will be consummated.

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

Credit Facilities and Loan Agreements

As of June 30, 2016, we had debt obligations of approximately $60.7 million. The outstanding balance by loan agreement is as follows:

•	Healthcare Financial Solutions, LLC (formerly GE Capital)–approximately $2.8 million maturing October 2018
•	Oxford Finance, LLC– approximately $7.0 million maturing October 2019
•	Lancaster Pollard (HUD insured)–approximately $50.9 million maturing from September 2039 through January 2051

Distributions

We made no stockholder distributions during the six months ended June 30, 2016.

Funds from Operations (“FFO”)

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

Our FFO has been positive over the past year primarily due to increased rental revenue from our acquisitions, and reduced expenses. FFO for the six months ended June 30, 2016 and 2015 were $0.5 million and $1.3 million, respectively. The decrease in 2016 was due to the contribution of the JV 2 properties to the SUL JV in April 2015. We owned 10% of the JV 2 properties for the six months ended June 30, 2016 as opposed to 100% of the JV 2 properties for four months in 2015.

The following is the reconciliation from net (loss) income applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income (loss) applicable to common stockholders (GAAP)	$(956,000)	$541,000	$(1,559,000)	$(1,432,000)
Adjustments:
Depreciation and amortization	920,000	1,020,000	1,893,000	2,265,000
Depreciation and amortization related to non-controlling interests	(24,000)	(48,000)	(48,000)	(97,000)
Depreciation related to SUL JV	84,000	—	162,000	—
Gain on disposition of real estate properties	—	(991,000)	—	(991,000)
Loss on disposition of VIE	—	—	—	1,582,000
Funds provided by operations (FFO) applicable to common stockholders	$24,000	522,000	448,000	1,327,000
Weighted-average number of common shares
Outstanding - basic and diluted	23,027,978	23,028,014	23,027,978	23,028,014
FFO per weighted average common shares	$0.00	$0.02	$0.02	$0.06

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

A bankruptcy petition was filed against HCRE by the investors in Healthcare Real Estate Fund, LLC or Healthcare Real Estate Qualified Purchasers Fund, LLC. Following the dismissal of the involuntary bankruptcy petition filed against it, in the United States Bankruptcy Court of the District of Delaware HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company. At a status hearing, the Bankruptcy Court expressed concern about HCRE commencing this litigation and urged the parties to mediate the issues. A mediation schedule has not yet been set. The Company believes that all of HCRE’s claims are without merit and will vigorously defend itself.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.

(b) Not applicable.

(c) During the six months ended June 30, 2016, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

3.3	Articles of Amendment of the Company dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of the Company dated June 30, 2010 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of August 2016.

SUMMIT HEALTHCARE REIT, INC.

By:	/s/ Kent Eikanas
Kent Eikanas
President
(Principal Executive Officer)

By:	/s/ Elizabeth A. Pagliarini
Elizabeth A. Pagliarini
Chief Financial Officer
(Principal Financial Officer )

Page 29 of 29