Form 10-Q
period 2016-09-30
Summit Healthcare REIT, Inc
filed 2016-11-10
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Cash and cash equivalents	$7,289,000	$6,603,000
Restricted cash	4,855,000	4,822,000
Real estate properties, net	66,790,000	77,842,000
Notes receivable	4,809,000	4,833,000
Deferred costs and deposits	485,000	140,000
Tenant and other receivables, net	4,264,000	3,813,000
Deferred leasing commissions, net	1,576,000	1,697,000
Other assets, net	356,000	583,000
Equity-method investment	4,010,000	2,178,000
Total assets	$94,434,000	$102,511,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$3,055,000	$2,883,000
Accrued salaries and benefits	193,000	392,000
Security deposits	1,399,000	1,627,000
Loans payable, net of debt discounts	58,358,000	63,630,000
Total liabilities	63,005,000	68,532,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at September 30, 2016 and December 31, 2015	23,000	23,000
Additional paid-in capital	117,237,000	117,215,000
Accumulated deficit	(86,550,000)	(83,966,000)
Total stockholders’ equity	30,710,000	33,272,000
Noncontrolling interest	719,000	707,000
Total equity	31,429,000	33,979,000
Total liabilities and stockholders’ equity	$94,434,000	$102,511,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental revenues	$1,639,000	$1,657,000	$5,183,000	$6,350,000
Resident services and fee income	2,017,000	2,381,000	6,162,000	6,931,000
Tenant reimbursements and other income	217,000	232,000	665,000	806,000
Acquisition and asset management fees	206,000	25,000	338,000	447,000
Interest income from notes receivable	44,000	2,000	119,000	6,000
	4,123,000	4,297,000	12,467,000	14,540,000
Expenses:
Property operating costs	404,000	460,000	1,332,000	1,590,000
Resident services costs	1,750,000	1,924,000	5,267,000	5,548,000
General and administrative	1,411,000	999,000	3,524,000	3,076,000
Depreciation and amortization	898,000	889,000	2,791,000	3,154,000
	4,463,000	4,272,000	12,914,000	13,368,000
Operating (loss) income	(340,000)	25,000	(447,000)	1,172,000

Income from equity-method investee	68,000	26,000	167,000	43,000
Other income	21,000	16,000	93,000	26,000
Interest expense	(755,000)	(723,000)	(2,344,000)	(2,662,000)
Gain on disposition of real estate properties	—	—	—	991,000
Loss from continuing operations	(1,006,000)	(656,000)	(2,531,000)	(430,000)

Loss from discontinued operations	—	(117,000)	—	(1,699,000)

Net loss	(1,006,000)	(773,000)	(2,531,000)	(2,129,000)
Noncontrolling interests’ share in income (losses)	(19,000)	(43,000)	(53,000)	(119,000)
Net loss applicable to common stockholders	$(1,025,000)	$(816,000)	$(2,584,000)	$(2,248,000)
Basic and diluted loss per common share:
Continuing operations applicable to common stockholders	$(0.04)	$(0.03)	$(0.11)	$(0.02)
Discontinued operations	$—	$—	$—	$(0.07)
Net loss applicable to common stockholders	$(0.04)	$(0.03)	$(0.11)	$(0.09)

Weighted average shares used to calculate basic and diluted net loss per common share	23,027,978	23,027,978	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Nine Months Ended September 30, 2016

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2016	23,027,978	$23,000	$117,215,000	$(83,966,000)	$33,272,000	$707,000	$33,979,000
Stock-based compensation	—	—	22,000	—	22,000	—	22,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(41,000)	(41,000)
Net (loss) income	—	—	—	(2,584,000)	(2,584,000)	53,000	(2,531,000)
Balance — September 30, 2016	23,027,978	$23,000	$117,237,000	$(86,550,000)	$30,710,000	$719,000	$31,429,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,531,000)	$(2,129,000)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Amortization of debt discounts	103,000	172,000
Depreciation and amortization	2,791,000	3,154,000
Straight-line rents	(466,000)	(755,000)
Bad debt expense	32,000	225,000
Stock-based compensation expense	22,000	—
Gain on disposition of real estate properties	—	(991,000)
Loss on disposition of VIE	—	1,582,000
Income from equity-method investee	(167,000)	(43,000)
Change in operating assets and liabilities:
Restricted cash	(87,000)	(129,000)
Tenant and other receivables, net	269,000	(434,000)
Prepaid and other assets	203,000	231,000
Accounts payable and accrued liabilities	525,000	769,000
Accrued salaries and benefits	(198,000)	(188,000)
Net cash and cash equivalents provided by operating activities	496,000	1,464,000

Cash flows from investing activities
Restricted cash	293,000	(286,000)
Deferred costs and deposits	(345,000)	(491,000)
Real estate acquisitions and capitalized costs	—	(14,300,000)
Real estate improvements	(144,000)	(82,000)
Proceeds from contribution of properties, net of cash and restricted cash contributed	2,814,000	9,351,000
Investment in equity-method investee	(1,845,000)	(62,000)
Distributions received from equity-method investee	173,000	—
Payments from note receivable	24,000	22,000
Net cash and cash equivalents provided by (used in) investing activities	970,000	(5,848,000)

Cash flows from financing activities:
Proceeds from issuance of loans payable	—	11,440,000
Payments of loans payable	(710,000)	(1,240,000)
Security deposit	—	99,000
Distributions paid to non-controlling interests	(41,000)	(114,000)
Financing costs	(29,000)	(114,000)
Net cash and cash equivalents (used in) provided by financing activities	(780,000)	10,071,000
Net increase in cash and cash equivalents	686,000	5,687,000
Cash and cash equivalents – beginning of period	6,603,000	4,405,000
Cash and cash equivalents – end of period	$7,289,000	$10,092,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,214,000	$2,456,000

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

During the nine months ended September 30, 2016, the Company recorded approximately $298,000 of distributions receivable from the SUL JV.

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

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 100% of five properties, 95% of six properties and a 10% equity interest in an investment that holds 17 properties. Summit is a Maryland corporation, formed in 2004 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, except where the context otherwise requires.

Generally, we conduct substantially all of our operations through Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), which is a Delaware limited partnership. As of September 30, 2016, we own a 99.88% general partner interest in the Operating Partnership, and Cornerstone Realty Advisors, LLC (“CRA”), owns a 0.12% limited partnership interest. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.

Cornerstone Healthcare Partners LLC

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% non-controlling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated with our financial statements and owns six properties (the “JV Properties”).

As of September 30, 2016, we own a 95.3% interest in five of the JV Properties, and CHREF owns a 4.7% interest. We continue to own a 95% interest in the sixth JV Property, and CHREF owns a 5% interest. See Note 12 for further information regarding the sale of one of the JV Properties in October 2016.

Friendswood TRS

Friendswood TRS (“Friendswood TRS”) is our wholly-owned, taxable REIT subsidiary (“TRS”), which is the licensed operator and tenant of Friendship Haven Healthcare and Rehabilitation Center (“Friendship Haven”) (see Note 3).

Summit Union Life Holdings, LLC

On April 29, 2015, through our Operating Partnership, we entered into a limited liability company agreement (as such agreement may be amended from time to time, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in the Company’s condensed consolidated financial statements (see Note 5). As of September 30, 2016 and December 31, 2015, we have a 10% interest in the SUL JV. As of September 30, 2016, the SUL JV owned 17 properties and as of December 31, 2015, the SUL JV owned 14 properties.

Summit Fantasia Holdings, LLC

On September 27, 2016, through our Operating Partnership, we entered into a limited liability company agreement (“Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our condensed consolidated financial statements and will be accounted for under the equity-method in the Company’s condensed consolidated financial statements. There were no activities conducted by the Fantasia JV from September 27, 2016 through September 30, 2016. See Note 12.

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC is our wholly-owned TRS (“SAM TRS”). We serve as the manager of the SUL JV and the Fantasia JV, our equity-method investments, and provide management services in exchange for fees and reimbursements. All acquisition fees and asset management fees earned by us will be paid to SAM TRS and expenses incurred by us, as the manager, will be reimbursed from SAM TRS. See Notes 5 and 7 for further information.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Recently Issued Accounting Pronouncements

In November 2016, the FASB has issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted

The FASB has issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.

The amendments provide guidance on the following eight specific cash flow issues:

•	Debt Prepayment or Debt Extinguishment Costs;
•	Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing;
•	Contingent Consideration Payments Made after a Business Combination;
•	Proceeds from the Settlement of Insurance Claims;
•	Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; Life Insurance Policies;
•	Distributions Received from Equity Method Investees;
•	Beneficial Interests in Securitization Transactions; and
•	Separately Identifiable Cash Flows and Application of the Predominance Principle.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.

The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements when adopted.

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

3. Investments in Real Estate Properties

As of September 30, 2016 and December 31, 2015, our investments in real estate properties, including those acquired through our subsidiaries and CHP, LLC, but excluding properties contributed to and owned by the SUL JV, were as follows:

	September 30, 2016	December 31, 2015
Land	$6,502,000	$6,932,000
Buildings and improvements	65,563,000	73,181,000
Less: accumulated depreciation	(7,392,000)	(5,842,000)
Buildings and improvements, net	58,171,000	67,339,000
Furniture and fixtures	6,596,000	7,086,000
Less: accumulated depreciation	(4,479,000)	(3,515,000)
Furniture and fixtures, net	2,117,000	3,571,000
Real estate properties, net	$66,790,000	$77,842,000

During the three months ended September 30, 2016 and 2015, depreciation and amortization expense (excluding leasing commission amortization) was approximately $0.9 million and $0.8 million, respectively. During the nine months ended September 30, 2016 and 2015, depreciation and amortization expense was approximately $2.7 million and $3.0 million, respectively.

As of September 30, 2016, our portfolio consisted of 11 properties which were 100% leased to the tenants of the related facilities. The following table provides summary information regarding our properties as of September 30, 2016:

Property	Location	Date Purchased	Type(2)	Purchase Price	Loans Payable, excluding debt discounts	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,950,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,342,000	63
Farmington Square	Medford, OR	September 14, 2012	AL/MC	8,500,000	6,692,000	71
Friendship Haven Healthcare and Rehabilitation Center (1)	Galveston County, TX	September 14, 2012	SNF	15,000,000	7,000,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	7,238,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,785,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	7,353,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,815,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	4,068,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,432,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65

Total:				$77,365,000	$60,475,000	835

(1)	We terminated the lease with the tenant of this facility on March 16, 2014 and became the licensed operator and tenant of the facility on May 1, 2014 (Friendswood TRS). Upon becoming the licensed operator and tenant of the facility, we entered into a two-year management agreement with an affiliate of Stonegate Senior Living (“Stonegate”), whereby Stonegate will receive a management fee equal to 6% of the adjusted gross revenues as defined, from operations of the facility. In October 2015, we amended the management agreement with Stonegate to increase the term from two years to 12 years (see Note 10).

(2)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for properties owned as of September 30, 2016 are as follows (1):

Years ending December 31,
October 1, 2016 to December 31, 2016	$1,500,000
2017	6,073,000
2018	6,208,000
2019	6,346,000
2020	6,487,000
Thereafter	46,453,000
$73,067,000

(1)	This schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases, tenant reimbursements, and the rental revenues for the tenant (Friendswood TRS) of Friendship Haven.

Acquisitions - 2015

Front Royal, Virginia

On January 23, 2015, through a wholly-owned subsidiary, we acquired an 84-bed assisted living facility in Front Royal, Virginia (“Loving Arms”) for a total purchase price of $14.3 million, which was funded through cash on hand plus a collateralized loan. Loving Arms is leased under a 15-year triple net lease.

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

As of April 29, 2016, Riverglen was contributed to the SUL JV and is no longer consolidated in our condensed consolidated financial statements (see Note 11).

Leasing Commissions

Leasing commissions paid to CRA prior to termination of our advisory agreement with CRA on April 1, 2014 are capitalized at cost and amortized on a straight-line basis over the related lease term. As of September 30, 2016 and December 31, 2015, total costs incurred were $2.2 million and the unamortized balance of capitalized leasing commissions was approximately $1.6 million. Amortization expense for the three months ended September 30, 2016 and 2015 was $40,000 and $40,000, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $121,000 and $121,000, respectively.

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

As of September 30, 2016 and December 31, 2015, loans payable consisted of the following:

	September 30, 2016	December 31, 2015
Loan payable to Healthcare Financial Solutions, LLC (formerly GE Capital) in monthly installments of approximately $11,000, including interest at LIBOR (floor of 0.50%) plus 4.0% (4.6% and 4.5% at September 30, 2016 and December 31, 2015, respectively), due in October 2018, and as of September 30, 2016 and December 31, 2015, collateralized by Sundial Assisted Living.	$2,800,000	$2,800,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $42,000, including interest at LIBOR (floor of 0.75%) plus 6.50% (7.25% as of September 30, 2016 and December 31, 2015) due in October 2019, collateralized by Friendship Haven.	7,000,000	7,000,000

Loan payable to HHF (insured by HUD) in monthly installments of approximately $21,000, including interest, at fixed interest rate of 4.25% due in April 2054, collateralized by Riverglen.	-	4,728,000

Loans payable to Lancaster Pollard (insured by HUD) in monthly installments of approximately $238,000, including interest, ranging from a fixed rate of 3.70% to 3.78%, due in September 2039 through January 2051, and as of September 30, 2016 and December 31, 2015 collateralized by Sheridan, Fernhill, Pacific Health, Farmington Square, Shelby, Hamlet, Carteret, Aledo and Danby.	50,675,000	51,372,000
	60,475,000	65,900,000
Less debt discounts	(2,117,000)	(2,270,000)
Total loans payable	$58,358,000	$63,630,000

We have total debt obligations of approximately $60.5 million that will mature between 2018 and 2051. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of September 30, 2016 we were in compliance with all of our debt covenants or have received waivers.

In connection with our loans payable, we incurred debt issuance costs. The unamortized balance of the debt discounts totals $2.1 million and $2.3 million, as of September 30, 2016 and December 31, 2015 (retrospectively reclassified as of January 1, 2016 – see Note 2), respectively. These debt discounts are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended September 30, 2016 and 2015, $34,000 and $42,000, respectively, of debt discounts were amortized and included in interest expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2016 and 2015, $103,000 and $172,000, respectively, of debt discounts were amortized and included in interest expense in our condensed consolidated statements of operations.

During the three months ended September 30, 2016 and 2015, we incurred approximately $0.7 million and $0.7 million, respectively, of interest expense (excluding debt discounts amortization) related to our loans payable. During the nine months ended September 30, 2016 and 2015, we incurred approximately $2.2 million and $2.5 million, respectively, of interest expense (excluding debt discounts amortization) related to our loans payable.

The principal payments due on the loans payable (excluding debt discounts) for the period from October 1, 2016 to December 31, 2016 and for each of the four following years and thereafter ending December 31 are as follows:

Year	Principal Amount
October 1, 2016 to December 31, 2016	$258,000
2017	1,132,000
2018	3,879,000
2019	7,846,000
2020	1,104,000
Thereafter	46,256,000
$60,475,000

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

On October 30, 2015, the GE loan agreement for the Sundial Assisted Living property located in Redding was amended and restated. The amended loan is with Healthcare Financial Solutions, LLC (“HFS” (formerly GE)). The loan is interest only through January 2017 and then the loan payments increase to approximately $15,000 a month, including interest.

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

SUL JV

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

In April 2015, the Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the JV 2 Properties due to cash restrictions related to the loans payable for the contributed JV 2 Properties. As of September 30, 2016 and December 31, 2015, the receivable of $362,000 due from the JV 2 properties is included in tenant and other receivables on our condensed consolidated balance sheets.

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

On September 2, 2016, the SUL JV acquired two additional properties located in Delaware which increased our equity-method investment by approximately $1.8 million.

Under the SUL LLC Agreement, as amended, net operating cash flow of the SUL JV will be distributed monthly, first to the Operating Partnership and Best Years pari passu up to a 9% to 10% annual return, as defined, and thereafter to Best Years 75% and the Operating Partnership 25%. All capital proceeds from the sale of the properties held by the SUL JV, a refinancing, or another capital event will be paid first to the Operating Partnership and Best Years pari passu until each has received an amount equal to its accrued but unpaid 9% to 10% return plus its total contribution, and thereafter to Best Years 75% and the Operating Partnership 25%.

As of September 30, 2016 and December 31, 2015, the Operating Partnership has recorded distributions receivable from the SUL JV of approximately $298,000 and $179,000, respectively. This is included in tenant and other receivables on our condensed consolidated balance sheets. For the nine months ended September 30, 2016, we received approximately $340,000 in cash distributions, of which $167,000 is included in our cash flows from operating activities in tenant and other receivables and $173,000 is included in our cash flows from investing activities.

We serve as the manager of the SUL JV and provide management services in exchange for fees and reimbursements (see Note 7). Total acquisition and asset management fees earned in connection with the SUL JV were approximately $0.2 million and $25,000 for the three months ended September 30, 2016 and 2015, respectively, and are included in acquisition and asset management fees in the condensed consolidated statements of operations. Total acquisition and asset management fees earned in connection with the SUL JV were approximately $0.3 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively, and are included in acquisition and asset management fees in the condensed consolidated statements of operations.

As of September 30, 2016 and December 31, 2015, the balance of our equity-method investment was approximately $4.0 million and $2.2 million, respectively.

6. Receivables

Notes Receivable

Fernhill Note

In September 2014, we loaned approximately $140,000 to the operator of the Fernhill facility for certain property improvements at a fixed rate of interest of 6% payable in monthly installments through January 2019. As of September 30, 2016 and December 31, 2015, the balance on the note was approximately $0.1 million.

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

As of September 30, 2016, we have not collected any funds related to the principal on the note and the balance on the note receivable was $4.7 million. For the three months ended September 30, 2016 and 2015, we received interest payments from the note of approximately $43,000 and $0, which is recorded as interest income from notes receivable in our condensed consolidated statements of operations. For the nine months ended September 30, 2016 and 2015, we received interest payments from the note of approximately $115,000 and $0, which is recorded as interest income from notes receivable in our condensed consolidated statements of operations.

Tenant and Other Receivables, net

Tenant and other receivables, net consists of:

	September 30, 2016	December 31, 2015
Accounts receivable from resident services, net of allowance for doubtful accounts of $330,000 and $309,000, respectively	$906,000	$1,002,000
Straight-line rent receivables	2,548,000	2,143,000
Distribution receivables from the SUL JV	298,000	219,000
Receivable from JV 2 properties	362,000	362,000
Other receivables	150,000	87,000
Total	$4,264,000	$3,813,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through March 31, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. The fees and expense reimbursements payable to CRA under our advisory agreement are described in more detail in our Annual Report filed on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 18, 2016.  As of September 30, 2016 and December 31, 2015, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our condensed consolidated balance sheets.

As of September 30, 2016 and December 31, 2015, we had the following receivables and reserves:

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

8. Concentration of Risk

Our cash is generally invested in investment-grade short-term instruments. As of September 30, 2016, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of September 30, 2016, we owned one property in California, four properties in Oregon, four properties in North Carolina, one property in Texas, and one property in Illinois. Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended September 30, 2016, we leased our 11 healthcare properties to five different tenants under long-term triple net leases, two of which comprise 51% and 30% percent of our tenant rental revenue. For the three months ended September 30, 2015, we leased our 11 healthcare properties to five different tenants under long-term triple net leases, two of which comprise 49% and 29% of our tenant rental revenue. For the nine months ended September 30, 2016, we leased our 11 healthcare properties to five different tenants under long-term triple net leases, two of which comprise 48% and 28% percent of our tenant rental revenue. For the nine months ended September 30, 2015, we leased our 11 healthcare properties to five different tenants under long-term triple net leases, two of which comprise 49% and 29% of our tenant rental revenue.

As of September 30, 2016 and December 31, 2015, we have one tenant that constitutes a significant asset concentration, as the net assets of the tenant exceeds 20% of our total assets.

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

As of September 30, 2016 and December 31, 2015, the fair value of the Nantucket note receivable (see Note 6) was $4.9 million compared to the carrying value of $4.7 million. The fair value of the note receivable was estimated based on cash flow analysis at an assumed market rate of interest. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of September 30, 2016 and December 31, 2015, the fair value of loans payable was $61.4 million and $67.3 million compared to the carrying value of $60.5 million and $65.9 million, respectively. The fair value of loans payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of September 30, 2016, we utilized a discount rate ranging from 4.4% to 7.3% and a weighted-average discount rate of 4.7%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the three and nine months ended September 30, 2016 and 2015.

At September 30, 2016 and December 31, 2015, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

A bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC or Healthcare Real Estate Qualified Purchasers Fund, LLC. Following the dismissal of the involuntary bankruptcy petition filed against it, in the United States Bankruptcy Court of the District of Delaware HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company. At a status hearing, the Bankruptcy Court expressed concern about HCRE commencing this litigation and urged the parties to mediate the issues. A mediation has been set for December 2016. The Company believes that all of HCRE’s claims are without merit and will vigorously defend itself.

Friendship Haven and Stonegate Management Agreement

In October 2015, as part of the amended Stonegate management agreement (see Note 3) the lease is cancellable by either party with written notice, as defined in the agreement. However, if we terminated the agreement before October 6, 2016, we could have been obligated to pay a termination fee up to three times the highest monthly management fee paid to Stonegate prior to the termination. As of October 6, 2016, we did not terminate the agreement and therefore there is no longer any obligation. On October 31, 2016, we notified Stonegate of the termination of our management agreement, which will be effective as of February 28, 2017, or earlier, if approved.

Medford Purchase Option

Our property, Farmington Square in Medford, Oregon, which has a book value of approximately $7.3 million as of September 30, 2016, is subject to a purchase option that became exercisable on September 14, 2014. The option provides the option holder with the right to purchase the property at increasing exercise price intervals based on elapsed time, starting at $10.8 million through October 2016, then increasing to $11.0 million from November 2016 through July 2017 and then to $11.3 million until the option expires on August 13, 2022. In September 2016, the option holder provided notice to exercise its option. See Note 12 for further information.

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

Indemnification and Employment Agreements

The Company has entered into indemnification agreements with certain officers and directors of the Company against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by him or her in connection with any proceeding. Additionally, in September 2015, the Company entered into three-year employment agreements with its officers which include customary terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a cash payment following a change in control of the Company, as defined in such agreements. In September 2016, the compensation committee approved the 2016 executive compensation plan. For additional information, see the Company’s Form 8-K filed on September 29, 2016.

Management of the SUL JV and the Fantasia JV

As the manager of the SUL JV and the Fantasia JV, we are responsible for managing the day-to-day operations of the SUL JV and the Fantasia JV and are, thus, subject to contingencies that may arise in the normal course of the their operations.

11. Dispositions

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

On January 7, 2015, we sold the Sherburne Commons property. We recorded approximately $1.7 million as a loss on disposition during the nine months ended September 30, 2015. See Note 6 for further information.

Disposal of real estate

In April 2015, we contributed the JV 2 Properties to the SUL JV (see Notes 3, 4 and 5).

The transaction had the following effect to reduce our consolidated assets and liabilities:

Real estate properties	$(40,391,000)
Other assets	(832,000)
Loans payable, net	30,133,000
Other liabilities	1,182,000
Total contribution:	$9,908,000

We recorded a partial gain of approximately $1.0 million during the quarter ended September 30, 2015 related to the disposition of the JV 2 Properties contributed to the SUL JV.

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

12. Subsequent Events

Medford Purchase Option and Sale

In September 2016, the option holder for our Medford property (see Note 10) provided notice to purchase the property. As of September 30, 2016, Medford was not considered as an asset held for sale as all of the criteria for such classification was not met. On October 31, 2016, we closed the sale of the Medford property. The total sale price was $10.8 million, of which we received approximately $3.8 million in cash. The aggregate carrying value of Medford at the date of the sale was approximately $1.3 million, (total assets were approximately $8.0 million less liabilities of approximately $6.7 million, which included approximately $6.7 million in a HUD insured loan payable). As a result of the sale, as of November 1, 2016, Medford will no longer be consolidated in our consolidated financial statements. Additionally, in October 2016, we recorded an estimated gain of approximately $2.6 million related to the sale.

Summit Fantasia Holdings, LLC

On September 27, 2016, through our Operating Partnership, we entered into a limited liability company agreement (as such agreement may be amended from time to time, the “Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our condensed consolidated financial statements and will be accounted for under the equity-method in the Company’s condensed consolidated financial statements.

On October 31, 2016, through the Fantasia JV, we acquired a 20% interest in two senior housing facilities, an AL/MC facility located in Citrus Heights, California and an MC facility located in Corvallis, Oregon, for an aggregate purchase price of $23 million, which was funded through capital contributions from the members of the Fantasia JV plus the proceeds from a collateralized loan. The facilities consist of a total of 126 licensed beds, and will be operated by and leased to a third party operator.

Under the Fantasia LLC Agreement, net operating cash flow of the Fantasia JV will be distributed quarterly, first to the Operating Partnership and Fantasia pari passu until each member has received an amount equal to its accrued, but unpaid 8% return, and thereafter 70% to Fantasia and 30% to the Operating Partnership. All capital proceeds from the sale of the properties held by the Fantasia JV, a refinancing or another capital event, will be paid first to the Operating Partnership and Fantasia pari passu until each has received an amount equal to its accrued but unpaid 8% return plus its total capital contribution, and thereafter 70% to Fantasia and 30% to the Operating Partnership.

We serve as the manager of the Fantasia JV and provide management services in exchange for fees and reimbursements. Under the Fantasia LLC Agreement, as the manager, we are paid an acquisition fee upon closing of an acquisition, as defined in the agreement, based on the purchase price paid for the properties. Additionally, we are paid on a quarterly basis an annual asset management fee equal to 0.75% of the initial capital contribution of the members.

We expect that the acquisition, through the Fantasia JV, of the two senior housing facilities in Citrus Heights, California and Corvallis, Oregon, will increase our equity-method investment as of October 31, 2016, by approximately $1.3 million.

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

Overview

As of September 30, 2016, our ownership interests in senior housing facilities were as follows: 100% ownership of five properties, a 95% interest in a consolidated joint venture that owns six properties, and a 10% interest in an unconsolidated equity-method investment that owns 17 properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Joint Venture Portfolio Properties

SUL JV

As part of our strategy to joint venture with institutional capital to grow the Company’s senior housing portfolio, through our operating partnership (“Operating Partnership”), in April 2015, we formed Summit Union Life Holdings, LLC (“SUL JV”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation) and contributed six wholly-owned limited liability companies (collectively, the “JV 2 Properties”) to the SUL JV. In October 2015, through the SUL JV, we acquired a 10% interest in four separate SNFs in Texas (“Creative Properties”) and Best Years acquired a 90% interest. In December 2015, we contributed four wholly-owned limited liability companies, which we acquired in November 2015, that each own a senior housing facility (collectively, the “Cottage Properties”) to the SUL JV. On April 29, 2016, we contributed our limited liability company interest in Riverglen to the SUL JV. See Notes 3, 5 and 11 to the accompanying Notes to Condensed Consolidated Financial Statements. In September 2016, through the SUL JV, we acquired a 10% interest in two separate SNFs in Delaware (“Delaware Properties”) and Best Years acquired a 90% interest.

The following reconciles our 10% equity investment in the SUL JV from inception through September 30, 2016:

Initial investment (JV 2 Properties)	$991,000
Creative Properties	837,000
Cottage Properties	544,000
Riverglen	346,000
Delaware Properties	1,783,000
Total investment	4,501,000
Income from equity-method investee	256,000
Distributions	(747,000)
Total investment at September 30, 2016	$4,010,000

During the three months ended September 30, 2016 and 2015, we recorded distributions of approximately $163,000 and $91,000, respectively, and received cash of approximately $126,000 and $23,000, respectively, from the SUL JV. During the nine months ended September 30, 2016 and 2015, we recorded distributions of approximately $458,000 and $151,000, respectively, from the SUL JV and received cash of approximately $340,000 and $23,000, respectively, from the SUL JV. As of September 30, 2016 and December 31, 2015, we have a distribution receivable of approximately $298,000 and $179,000, respectively, from the SUL JV.

We serve as the manager of the SUL JV and provide management services in exchange for fees and reimbursements. Under the SUL JV agreement, as the manager, we are paid an acquisition fee, as defined in the SUL JV agreement, based on the original purchase price paid for the properties. Additionally, we are paid an annual asset management fee equal to 0.25% of the original purchase price paid for the properties. During the three months ended September 30, 2016 and 2015, we recorded approximately $0.2 million and $25,000, respectively, in acquisition and asset management fees. During the nine months ended September 30, 2016 and 2015, we recorded approximately $0.3 million and $0.4 million, respectively, in acquisition and asset management fees.

A summary of the unaudited condensed consolidated financial data for the balance sheets and statements of income (operations commenced on May 1, 2015) for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	September 30, 2016	December 31, 2015
Real estate properties and intangibles, net	$153,048,000	$86,069,000
Cash and cash equivalents	4,169,000	5,174,000
Other assets	4,590,000	2,970,000
Total Assets:	$161,807,000	$94,213,000

Loans payable, net	$110,570,000	$62,707,000
Other liabilities	6,838,000	3,848,000
Members’ equity:
Best Years	40,229,000	25,373,000
Summit	4,170,000	2,285,000
Total Liabilities and Members’ Equity	$161,807,000	$94,213,000

Condensed Consolidated Statements of Income of SUL JV:	Three Months Ended September 30,		Nine months September 30,
	2016	2015	2016	2015
Revenues:
Revenue	$3,149,000	$1,211,000	$8,195,000	$2,018,000
Property and general expenses	(321,000)	(142,000)	(1,016,000)	(247,000)
Depreciation and amortization expense	(1,068,000)	(409,000)	(2,682,000)	(674,000)
Income from operations	1,760,000	660,000	4,497,000	1,097,000
Interest expense	(994,000)	(362,000)	(2,589,000)	(602,000)
Amortization of debt discounts	(90,000)	(35,000)	(239,000)	(60,000)
Net Income	$676,000	$263,000	$1,669,000	$435,000

Summit equity interest in the SUL JV net income	$68,000	$26,000	$167,000	$43,000

Fantasia JV

On September 27, 2016, through our Operating Partnership, we entered into a limited liability company agreement (as such agreement may be amended from time to time, the “Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation), and formed Summit Fantasia Holdings, LLC (“Fantasia JV”). Fantasia JV is not consolidated in our condensed consolidated financial statements and will be accounted for under the equity-method in the Company’s condensed consolidated financial statements.

On October 31, 2016, through the Fantasia JV, we acquired a 20% interest in two senior housing facilities, an AL/MC facility located in Citrus Heights, California and an MC facility located in Corvallis, Oregon, for a total purchase price of $23 million. The facilities consist of a total of 126 licensed beds, and will be operated by and leased to a third party operator.

Under the Fantasia LLC Agreement, net operating cash flow of the Fantasia JV will be distributed quarterly, first to the Operating Partnership and Fantasia pari passu until each member has received an amount equal to its accrued, but unpaid 8% return, and thereafter 70% to Fantasia and 30% to the Operating Partnership. All capital proceeds from the sale of the properties held by the Fantasia JV, a refinancing or another capital event, will be paid first to the Operating Partnership and Fantasia pari passu until each has received an amount equal to its accrued but unpaid 8% return plus its total capital contribution, and thereafter 70% to Fantasia and 30% to the Operating Partnership.

We serve as the manager of the Fantasia JV and provide management services in exchange for fees and reimbursements. Under the Fantasia LLC Agreement, as the manager, we are paid an acquisition fee upon closing of an acquisition, as defined in the agreement, based on the purchase price paid for the properties. Additionally, we are paid on a quarterly basis, an annual asset management fee equal to 0.75% of the initial capital contribution of the members.

We expect that the acquisition, through the Fantasia JV, of the two senior housing facilities in Citrus Heights, California and Corvallis, Oregon, will increase our equity-method investment as of October 31, 2016, by approximately $1.3 million.

Summit Portfolio Properties

At September 30, 2016, our portfolio consisted of 11 properties, five of which are 100% owned by us and six of which are owned by us through our 95% interest in Cornerstone Healthcare Partners LLC. All of the properties are 100% leased on a triple net basis. The following table (excluding the 17 properties held by the SUL JV, our unconsolidated 10% equity-method investment) provides summary information regarding these properties as of September 30, 2016:

Real Estate Properties:
	Properties	Beds	Square Footage	Purchase Price

SNF	4	337	109,306	$31,740,000
AL or AL/MC	7	498	222,043	45,625,000
Total Real Estate Properties	11	835	331,349	$77,365,000

Property	Location	Date Purchased	Type	Beds	2016 Revenue[1]

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$369,000
Fern Hill Care Center	Portland, OR	August 3, 2012	SNF	63	394,000
Farmington Square	Medford, OR	September 14, 2012	AL/MC	71	650,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	—	[2]
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	726,000
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	100	721,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	573,000
The Shelby House	Shelby, NC	October 4, 2013	AL	72	342,000
The Hamlet House	Hamlet, NC	October 4, 2013	AL	60	493,000
The Carteret House	Newport, NC	October 4, 2013	AL	64	326,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	269,000

Total				835

1 Represents year-to-date through September 30, 2016 revenue based on in-place leases, including straight-line rent.

2 Rent due under a lease between the Company and a wholly-owned taxable REIT subsidiary (“Friendswood TRS”) was approximately $1.2 million year-to-date through September 30, 2016. Such rental income is eliminated in consolidation.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 18, 2016, except as noted under Recently Adopted Accounting Pronouncements in Note 2 to the accompanying Notes to Condensed Consolidated Financial Statements.

Results of Operations

Our results of operations are described below:

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

	Three Months Ended September 30,
	2016	2015	$ Change
Rental revenues	$1,639,000	$1,657,000	$(18,000)
Tenant reimbursements and other income	217,000	232,000	(15,000)
Resident services and fee income	2,017,000	2,381,000	(364,000)
Total revenues	3,873,000	4,270,000	(397,000)
Less expenses:
Property operating costs	(404,000)	(460,000)	56,000
Resident services costs	(1,750,000)	(1,924,000)	174,000
Net operating income (1)	1,719,000	1,886,000	(167,000)
Acquisition & asset management fees	206,000	25,000	181,000
Interest income from notes receivable	44,000	2,000	42,000
General and administrative	(1,411,000)	(999,000)	(412,000)
Depreciation and amortization	(898,000)	(889,000)	(9,000)
Income from equity-method investee	68,000	26,000	42,000
Other income	21,000	16,000	5,000
Interest expense	(755,000)	(723,000)	(32,000)
Loss from continuing operations	(1,006,000)	(656,000)	(350,000)
Loss from discontinued operations	—	(117,000)	117,000
Net loss	(1,006,000)	(773,000)	(233,000)
Noncontrolling interests’ share in income (losses)	(19,000)	(43,000)	24,000
Net loss applicable to common stockholders	$(1,025,000)	$(816,000)	$(209,000)

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues, tenant reimbursements and other income, resident services and fee income, less property operating and resident services costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investee, other income, interest expense, and loss from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our properties includes rental revenues and tenant paid and/or reimbursements for property taxes and insurance. Property operating expenses include insurance, property taxes and other operating expenses, including management fees. Resident service and fee income and resident services costs are generated from Friendswood TRS. Net operating income decreased by approximately $0.2 million for the three months ended September 30, 2016 mainly due to the decrease in resident services and fee income with a corresponding decrease in resident services costs as a result of decreased occupancy at the facility.

The increase in the acquisition and asset management fees of approximately $0.2 million is due to the $135,000 in acquisition fees earned on the SUL JV properties acquired by the SUL JV in September 2016 and an increase in asset management fees due to the SUL JV owning 17 properties as of September 2016 and owning six properties as of September 2015.

The net increase in general and administrative expenses is mainly due to approximately $0.3 million in legal expenses associated with the CRA litigation and $0.3 million in executive bonuses paid out for the September 2016 SUL JV acquisition offset by a decrease in other professional and board fees.

The increase in interest income from notes receivable increased due to the collection of interest income on the Nantucket Note (see Note 6 to the accompanying Notes to Condensed Consolidated Financial Statements).

The loss from discontinued operations was a result of the sale of Sherburne Commons on January 7, 2015 (see Note 11 to the accompanying Notes to Condensed Consolidated Financial Statements).

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015	$ Change
Rental revenues	$5,183,000	$6,350,000	$(1,167,000)
Tenant reimbursements and other income	665,000	806,000	(141,000)
Resident services and fee income	6,162,000	6,931,000	(769,000)
Total revenues	12,010,000	14,087,000	(2,077,000)
Less expenses:
Property operating costs	(1,332,000)	(1,590,000)	258,000
Resident services costs	(5,267,000)	(5,548,000)	281,000
Net operating income (1)	5,411,000	6,949,000	(1,538,000)
Acquisition and asset management fees	338,000	447,000	(109,000)
Interest income from notes receivable	119,000	6,000	113,000
General and administrative	(3,524,000)	(3,076,000)	(448,000)
Depreciation and amortization	(2,791,000)	(3,154,000)	363,000
Income from equity-method investee	167,000	43,000	124,000
Other income	93,000	26,000	67,000
Interest expense	(2,344,000)	(2,662,000)	318,000
Gain on disposition of real estate properties	—	991,000	(991,000)
Loss from continuing operations	(2,531,000)	(430,000)	(2,101,000)
Loss from discontinued operations	—	(1,699,000)	1,699,000
Net loss	(2,531,000)	(2,129,000)	(402,000)
Noncontrolling interests’ share in losses	(53,000)	(119,000)	66,000
Net loss applicable to common stockholders	$(2,584,000)	$(2,248,000)	$(336,000)

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues, tenant reimbursements and other income, and resident services and fee income, less property operating costs and resident services costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investee, other income, interest expense, gain on disposition of real estate properties, and loss from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating expenses include insurance, property taxes and other operating expenses, including management fees. Resident services and fee income and resident services costs are generated from Friendswood TRS. Net operating income decreased by approximately $1.5 million for the nine months ended September 30, 2016. Of that amount, $1.4 million is due to the contribution of the JV 2 properties to the SUL JV in April 2015 as we recorded four months of rental revenue in the nine months ended September 30, 2015 and none for the nine months ended September 30, 2016. Additionally, $0.5 million of the decrease in net operating income is due to the decrease in resident service and fee income with a corresponding decrease in resident services costs as a result of decreased occupancy at the facility.

The decrease in the acquisition and asset management fees of approximately $0.1 million is due to the acquisition fees earned on the JV2 properties acquired by the SUL JV in April 2015 of $0.4 million for the JV 2 properties vs. $156,000 for SUL JV acquisitions in 2016, offset by the increase in asset management fees due to the SUL JV owning 17 properties as of September 2016 and owning 6 properties as of September 2015.

The increase in interest income from notes receivable increased due to collection of interest income on the Nantucket Note (see Note 6 to the accompanying Notes to Condensed Consolidated Financial Statements).

The net increase in general and administrative expenses is due to $0.4 million in legal expenses associated with the CRA litigation and $0.1 million in write off of acquisition costs offset by a decrease in other professional and board fees.

Depreciation and amortization decreased by approximately $0.4 million for the nine months ended September 30, 2016 mainly due to the contribution of the JV 2 properties to the SUL JV in April 2015.

Interest expense decreased by approximately $0.3 million for the nine months ended September 30, 2016 mainly due to the contribution of the JV 2 properties to the SUL JV in April 2015.

In April 2015, as a result of the disposition of the JV 2 Properties contributed to the SUL JV, we recorded a partial gain on disposition of approximately $1.0 million related to the disposition of these properties (see Note 11 to the accompanying Notes to Condensed Consolidated Financial Statements).

The loss from discontinued operations was a result of the sale of Sherburne Commons on January 7, 2015 (see Note 11 to the accompanying Notes to Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

As of September 30, 2016, we had approximately $7.3 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources for the next twelve months.

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

We continue to pursue options for repaying and/or refinancing debt obligations with long-term, fixed rate HUD insured loans. In October and December 2015, we successfully refinanced two of our existing loan arrangements with Lancaster Pollard (HUD insured) loans (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements). We believe that market conditions may be acceptable to continue to raise capital through additional joint venture arrangements with either our existing joint venture partners or new partners, although there can be no assurances that any such transactions will have terms acceptable to us or will be consummated.

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

Credit Facilities and Loan Agreements

As of September 30, 2016, we had debt obligations of approximately $60.5 million. The outstanding balance by loan agreement is as follows:

•	Healthcare Financial Solutions, LLC (formerly GE Capital)–approximately $2.8 million maturing October 2018
•	Oxford Finance, LLC– approximately $7.0 million maturing October 2019
•	Lancaster Pollard (HUD insured)–approximately $50.7 million maturing from September 2039 through January 2051

Distributions

We made no stockholder distributions during the nine months ended September 30, 2016.

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

Our FFO has been positive over the past year primarily due to increased rental revenue from our acquisitions, and reduced expenses. FFO for the nine months ended September 30, 2016 and 2015 were $0.4 million and $1.5 million, respectively. The decrease in 2016 was primarily due to the contribution of the six JV 2 properties to the SUL JV in April 2015. We owned 10% of the six JV 2 properties for the nine months ended September 30, 2016 as opposed to 100% of the six JV 2 properties for four months in 2015. We also experienced an increase in legal fees of approximately $0.5 million in 2016 associated with the CRA litigation and HCRE litigation.

The following is the reconciliation from net loss applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net loss applicable to common stockholders (GAAP)	$(1,025,000)	$(816,000)	$(2,584,000)	$(2,248,000)
Adjustments:
Depreciation and amortization	898,000	889,000	2,791,000	3,154,000
Depreciation and amortization related to non-controlling interests	(24,000)	(49,000)	(72,000)	(145,000)
Depreciation related to SUL JV	107,000	41,000	268,000	67,000
Gain on disposition of real estate properties	—	—	—	(991,000)
Loss on disposition of VIE	—	117,000	—	1,699,000
Funds (used in) provided by operations (FFO) applicable to common stockholders	$(44,000)	182,000	403,000	1,536,000
Weighted-average number of common shares
Outstanding - basic and diluted	23,027,978	23,027,978	23,027,978	23,027,978
FFO per weighted average common shares	$0.00	$0.01	$0.02	$0.07

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

A bankruptcy petition was filed against HCRE by the investors in Healthcare Real Estate Fund, LLC or Healthcare Real Estate Qualified Purchasers Fund, LLC. Following the dismissal of the involuntary bankruptcy petition filed against it, in the United States Bankruptcy Court of the District of Delaware HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company. At a status hearing, the Bankruptcy Court expressed concern about HCRE commencing this litigation and urged the parties to mediate the issues. A mediation has been set for December 2016. The Company believes that all of HCRE’s claims are without merit and will vigorously defend itself.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.

(b) Not applicable.

(c) During the nine months ended September 30, 2016, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

3.3	Articles of Amendment of the Company dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of the Company dated June 30, 2010 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of November 2016.

SUMMIT HEALTHCARE REIT, INC.

By:	/s/ Kent Eikanas
Kent Eikanas
President
(Principal Executive Officer)

By:	/s/ Elizabeth A. Pagliarini
Elizabeth A. Pagliarini
Chief Financial Officer
(Principal Financial Officer )

Page 32 of 32