Form 10-K
period 2016-12-31
Summit Healthcare REIT, Inc
filed 2017-03-29
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of June 30, 2016 (the last business day of the Registrant’s second fiscal quarter), there were 23,027,978 shares of common stock held by non-affiliates of the Registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was terminated on November 23, 2010, was $8.00.

As of March 24, 2017 there were 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

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

ITEM 1. BUSINESS

Our Company

Summit Healthcare REIT, Inc., a Maryland corporation, invests in and owns real estate. We continue to qualify as a real estate investment trust (“REIT”) for federal tax purposes. We are structured as an umbrella partnership REIT, referred to as an “UPREIT,” under which substantially all of our business is conducted through a majority owned subsidiary, Summit Healthcare Operating Partnership, L.P. (“Operating Partnership”) (formerly Cornerstone Operating Partnership, L.P.). We are the sole general partner of the Operating Partnership and have control over its affairs.

We are self-managed and have employees to directly manage our operations. At December 31, 2016, we own a 99.88% general partner interest in the Operating Partnership while Cornerstone Realty Advisors, LLC (“CRA”), a former affiliate, owns a 0.12% limited partnership interest.

We are currently focused on investing in healthcare real estate assets, more specifically senior housing facilities, which we believe to be accretive to earnings and potentially stockholder value. Senior housing facilities include independent living (“IL”), skilled-nursing (“SNF”), assisted living (“AL”), memory care (“MC”) and continuing care retirement communities (“CCRC”). Each of these caters to different segments of the senior population. AL and IL facilities provide residents a place to reside that offers medical monitoring and certain medical care while still maintaining personal privacy and freedom. MC facilities are similar to AL facilities in that residents may live in semi-private apartments or private rooms and have structured activities delivered by staff members specifically trained to care for those with memory impairment. Most AL, IL and MC facilities are paid for with private funds. SNFs are typically dependent on government reimbursement programs. SNFs are for seniors in need of continuous medical attention or recovery and therapy after a hospital visit but do not require the more extensive and sophisticated treatment available at hospitals. Sub-acute care services are provided to residents beyond room and board. Certain SNFs provide some services on an outpatient basis. Skilled nursing services are paid for either by private sources, insurance, Medicare or Medicaid programs.

As of December 31, 2016, our ownership interests in senior housing facilities was as follows: 100% ownership of five properties, a 95% interest in a consolidated joint venture that owns five properties, a 10% interest in an unconsolidated equity-method investment that owns 17 properties, and a 20% interest in an unconsolidated equity-method investment that owns two properties.

Healthcare properties include a wide variety of lease structures. We generally lease our senior housing facilities to tenants on a triple net basis, with an initial leasehold term of 10 to 15 years with one or more five-year renewal options. Under a triple net lease, the tenant pays or reimburses the owner for all or substantially all property operating expenses and capital expenditures.

Each tenant holds the license to operate the facility, employs all facility employees (facility administrator, nurses, housekeeping staff, etc.), contracts directly with residents or patients and receives all facility-related revenue, and bears all of the expenses and other obligations of the property, including rent payments to us. Most, if not all, of our tenants engage a separate, affiliated management company (“operator/manager”) to assist with back-office management (bookkeeping, human resources, payroll processing, etc.) of the facility.

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% non-controlling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA.

We originally had acquired six healthcare properties (collectively, the “JV Properties”) through CHP LLC. CHP LLC sold a portion of its interests in five of the JV Properties to third party investors (“HCRE Investors”). Proceeds from the sale of interests in these five JV Properties were $0.9 million, of which we received $0.8 million and CHREF received $41,000. In October 2015, the Operating Partnership purchased the interests of the HCRE Investors for approximately $0.9 million. As a result of this transaction and the sale of one of the JV Properties in 2016, as of December 31, 2016, we effectively own a 95.3% interest (previously was an 89% interest) in four CHP LLC JV Properties, and CHREF owns a 4.7% interest. As of December 31, 2016, we own 95% of the remaining fifth property and CHREF owns a 5% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

On April 29, 2015, through our Operating Partnership, we entered into a limited liability company agreement (as such agreement may be amended from time to time, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation) and formed Summit Union Life Holdings, LLC (“SUL JV”). SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s financial statements.

In April 2015, we contributed six wholly-owned limited liability companies (collectively, the “JV 2 Properties”) to the SUL JV in exchange for a 10% interest in the properties. In October 2015, through the SUL JV, we acquired a 10% interest in four separate SNFs in Texas (“Creative Properties”) and Best Years acquired a 90% interest. In December 2015, we contributed four wholly-owned limited liability companies, which we acquired in November 2015, that each own a senior housing facility (collectively, the “Cottage Properties”) to the SUL JV. On April 29, 2016, we contributed our limited liability company interest in an AL facility in New Hampshire (“Riverglen”) to the SUL JV. See Notes 3, 5 and 11 to the accompanying Notes to Consolidated Financial Statements. In September 2016, through the SUL JV, we acquired a 10% interest in two separate SNFs in Delaware (“Delaware Properties”) and Best Years acquired a 90% interest.

As of December 31, 2016, SUL JV owns 17 properties in seven states.

Summit Fantasia Holdings, LLC – Equity-Method Investment

On September 27, 2016, through our Operating Partnership, we entered into a limited liability company agreement (as such agreement may be amended from time to time, the “Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation), and formed Summit Fantasia Holdings, LLC (“Fantasia JV”). Fantasia JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s financial statements.

On October 31, 2016, through the Fantasia JV, we acquired a 20% interest in two senior housing facilities, an AL/MC facility located in Citrus Heights, California and an MC facility located in Corvallis, Oregon, for a total purchase price of $23 million.

As of December 31, 2016, the Fantasia JV owns two properties in two states.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

On December 23, 2016, through our Operating Partnership, we entered into a limited liability company agreement (as such agreement may be amended from time to time, the “Fantasia II LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong), and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2016, we had no properties in the Fantasia II JV. On February 28, 2017, through the Fantasia II JV, we acquired a 20% interest in two skilled nursing facilities, located in Rhode Island, for a total purchase price of $27 million. See Note 13 to the accompanying Notes to Consolidated Financial Statements for further information.

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC (the “Management Company”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV and Fantasia JV and provide various services in exchange for fees and reimbursements. All acquisition fees and management fees are paid to the Management Company and expenses incurred by us, as the manager, are reimbursed from the Management Company.

Friendswood TRS

Friendswood TRS (“Friendswood TRS”) is our wholly-owned TRS, which is the licensed operator and tenant of Friendship Haven Healthcare and Rehabilitation Center (“Friendship Haven”) (see Note 3 to the accompanying Notes to Consolidated Financial Statements).

Investment Strategy

We intend to continue acquiring and developing a portfolio of healthcare real estate assets, although we may also invest in other real estate-related assets that we believe may assist us in meeting our investment objectives. Our charter does not allow investments in mortgage loans on unimproved real property, but we are not otherwise restricted in our investment allocation to any specific type of property. We periodically review our investment policies to determine whether these policies continue to be in the best interest of our stockholders.

Acquisition Policies

Primary Investment Focus

We intend to acquire healthcare-related real estate assets that are:

•	stabilized;
•	operated by high-quality and experienced tenants and operator/managers;
•	of high-quality and currently producing income; and
•	fee simple.

The properties in which we invest may not meet all of these criteria and the relative importance that we assign to any one or more of these criteria may differ from asset to asset and change as general economic and real estate market conditions evolve. We may also consider additional important criteria in the future.

Joint Ventures and Other Potential Investments

We may invest in any type of real estate investment that we believe to be in the best interests of our stockholders, including other real estate funds or REITs, mortgage funds, mortgage loans of developed properties, and sale leasebacks. Furthermore, there are no restrictions on the number or size of properties we may purchase or on the amount that we may invest in a single property. Although we may invest in any type of real estate investment, our charter restricts certain types of investments. We do not intend to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than real estate investments.

We may acquire additional properties through joint venture investments in the future, or sell a percentage of our existing properties to a joint venture partner, which may result in the deconsolidation of properties we already own. We anticipate acquiring properties through joint ventures in order to diversify our portfolio of properties in terms of geographic region, facility type and operator/manager, among other reasons. Joint ventures typically also allow us to acquire an interest in a property without funding the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, management will evaluate the structure of the joint venture, the real property that such joint venture owns or is being formed to own under the same criteria. We may form additional entities in conjunction with joint ventures. These entities may employ debt financing consistent with our borrowing policies. See “Borrowing Policies” below. Our joint ventures may take the form of equity joint ventures with one or more large institutional partners. They may also include ventures with developers who contribute land, development services and expertise rather than cash.

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

Our charter limits our borrowings to 300% of our net asset value, as defined in our charter, unless any excess borrowing is approved by a majority of our directors and is disclosed to our stockholders in our next quarterly report with an explanation from our directors of the justification for the excess borrowing.

Competition

We compete with a considerable number of other real estate investment companies and investors, which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the availability and quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator/manager of quality properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

Licensing and Certification

The primary regulations affecting ALs are state licensing and registration laws. In granting and renewing these licenses, state regulatory agencies consider numerous factors relating to a property’s physical plant and operations, including, but not limited to, admission and discharge standards, staffing, and training. A decision to grant or renew a license is also affected by a tenant’s record with respect to patient and consumer rights, medication guidelines, and other regulations.

With respect to licensure, generally our SNFs are required to be licensed and certified for participation in Medicare, Medicaid, and other state and federal healthcare programs. This generally requires license renewals and compliance surveys on an annual or bi-annual basis. Our tenants’ failure to maintain or renew any required license or regulatory approval, as well as their failure to correct serious deficiencies identified in a compliance survey, could require those tenants to discontinue operations at a facility. In addition, if a facility is found to be out of compliance with Medicare, Medicaid, or other healthcare program conditions of participation, the facility tenant may be excluded from participating in those government healthcare programs. Any such occurrence may impair a tenant’s ability to meet their financial obligations to us. If we must replace an excluded tenant, our ability to replace the tenant may be affected by federal and state laws, regulations, and applicable guidance governing changes in provider control. This may result in payment delays, an inability to find a replacement tenant, a significant working capital commitment from us to a new tenant or other difficulties.

Certain healthcare facilities are subject to a variety of licensure and certificate of need (“CON”) laws and regulations. Where applicable, CON laws generally require, among other requirements, that a facility demonstrate the need for (1) constructing a new facility, (2) adding beds or expanding an existing facility, (3) investing in major capital equipment or adding new services, (4) changing the ownership or control of an existing licensed facility, or (5) terminating services that have been previously approved through the CON process. Certain state CON laws and regulations may restrict the ability of tenants to add new properties or expand an existing facility’s size or services. In addition, CON laws may constrain the ability of a tenant to transfer responsibility for operating a particular facility to a new tenant. If we must replace a tenant who is excluded from participating in a federal or state healthcare program, our ability to replace the tenant may be affected by a particular state’s CON laws, regulations, and applicable guidance governing changes in provider control.

Reimbursement

Some states offer Medicaid reimbursement to AL providers as an alternative to institutional long-term care services. And some states seek waivers from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for AL and home health.

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

Finally, the Patient Protection and Affordable Care Act of 2010 (“PPACA”) and the Healthcare and Education Reconciliation Act of 2010, which amends the PPACA (collectively, the “Health Reform Laws”), and any modifications to these Health Reform Laws, may have a significant impact on Medicare, Medicaid, other federal healthcare programs, and private insurers, which impact the reimbursement amounts received by SNFs and other healthcare providers. The Health Reform Laws could have a substantial and material adverse effect on all parties directly or indirectly involved in the healthcare system.

Other Related Laws

SNFs (and participating senior housing facilities that receive Medicare and Medicaid payments) are subject to federal, state, and local laws, regulations, and applicable guidance that govern the operations and financial and other arrangements that may be entered into by healthcare providers. Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by government healthcare programs. Other laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Still, other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided. Sanctions for violations of these laws, regulations, and other applicable guidance may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments, and exclusion from any government healthcare program. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including exclusion from participation in the Medicare and Medicaid programs, as well as other government healthcare programs. In the ordinary course of its business, a tenant is regularly subjected to inquiries, investigations, and audits by the federal and state agencies that oversee these laws and regulations.

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

Other Information

Our executive offices are located at 2 South Pointe Drive, Suite 100, Lake Forest, CA 92630. Our lease expires in April 2022 and covers approximately 4,100 square feet in a two-story office building. As of December 31, 2016, we have 10 full-time employees.

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

We believe the value of our stock owned by our stockholders has declined substantially from the issue price. It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, because the amount of funds available for investment was reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. As of December 31, 2016, our estimated per-share value of our common stock was $2.53 per share. Unless our aggregate investments increase in value to compensate for upfront fees and expenses and prior declines in value, it is unlikely that our stockholders will be able to sell their stock, whether pursuant to our stock repurchase program or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their stock will ever appreciate in value to equal the price they paid for their stock. It is also likely that their stock would not be accepted as the primary collateral for a loan. Stockholders should consider their stock as an illiquid investment, and they must be prepared to hold their stock for an indefinite period of time.

Stockholders cannot currently, and may not in the future, be able to sell their stock under our stock repurchase program.

Effective December 2010, we suspended redemptions under our stock repurchase program and we suspended our distribution reinvestment plan. We may amend our stock repurchase program to resume or suspend repurchases or amend other terms without stockholder approval. Our board is also free to terminate the program at any time upon 30 days written notice to our stockholders. In addition, the stock repurchase program includes numerous restrictions that would limit our stockholders’ ability to sell their stock.

We have limited liquidity and we may be required to pursue certain measures in order to maintain or enhance our liquidity.

Liquidity is essential to our business and our ability to operate and to fund our existing obligations. Historically, a primary source of liquidity for us was the issuance of common stock in our public offerings. However, we do not anticipate commencing any public offerings for our common stock in the near future. As a result, we are dependent on external debt financing and joint venture opportunities and cash from our operating properties to fund our ongoing operations. We may not find suitable joint venture partners willing to provide capital at terms acceptable to us or at all. Our access to debt financing depends on the willingness of third parties to provide us with corporate- or asset-level debt. It also depends on conditions in the capital markets generally. Companies in the real estate industry have at times historically experienced limited availability of capital, and new capital sources may not be available on acceptable terms, if at all. We cannot be certain that sufficient funding will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient funding on acceptable terms, or at all, we will not be able to operate and/or grow our business, which would likely have a negative impact on the value of our common stock and our ability to make distributions to our stockholders. In such an instance, a lack of sufficient liquidity would have a material adverse impact on our operations, cash flow, financial condition and our ability to continue as a going concern. We may be required to pursue certain measures in order to maintain or enhance our liquidity, including seeking the extension or replacement of our debt facilities, potentially selling assets at unfavorable prices and/or reducing our operating expenses. We cannot assure you that we will be successful in managing our liquidity.

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

We face significant risks associated with uncertainties resulting from changes to policies and laws following the change of administration in the U.S. federal government in 2017.

The change of administration in the U.S. federal government may affect our business in a manner that currently cannot be reliably predicted, especially given the potentially significant changes to various laws and regulations that affect the Company. These uncertainties may include changes in laws and policies in areas such as corporate taxation, environmental protection laws and health care, which individually or in the aggregate could materially and adversely affect our business, results of operations or financial condition, as well as the business of our tenants.

Our business could be negatively impacted by cyber and other security threats or disruptions.

We face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; threats to the security of our leased facilities; and threats from terrorist acts or other acts of aggression.  Although we use various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. These threats could lead to losses of sensitive information or capabilities; harm to personnel, infrastructure or products; financial liabilities and damage to our reputation.

Cyber threats are evolving and include, but are not limited to, malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential, personal or otherwise protected information (ours or that of our employees, tenants or partners), and corruption of data, networks or systems. In addition, we could be impacted by cyber threats or other disruptions or vulnerabilities found in our partners’ or tenants’ systems that are used in connection with our business. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.

The impact of these factors is difficult to predict, but one or more of them could result in the loss of information or capabilities, harm to individuals or property, damage to our reputation, loss of business, contractual or regulatory actions and potential liabilities, any one of which could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

The success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. In the event of tenant default or bankruptcy, or lease terminations or expiration, we may be unable to re-lease the property for the rent previously received. We may be unable to sell a property without incurring a loss. These events and others could cause the value of our stockholders’ investment in us to decline.

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

Costs incurred in complying with governmental laws and regulations may reduce our net income and the cash available for distributions and cash to operate our business.

We and the properties we own and/or manage are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Federal laws such as the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act govern such matters as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. The properties we own and those we expect to acquire are subject to the Americans with Disabilities Act of 1990 which generally requires that certain types of buildings and services be made accessible and available to people with disabilities. These laws may require us to make modifications to our properties. Some of these laws and regulations impose joint and several liability on tenants, owners or operator/managers for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground and above-ground storage tanks, or activities of unrelated third parties. The presence of hazardous substances, or the failure to properly remediate these substances, may make it difficult or impossible to sell or rent such property. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions, would impact our cash to run our business, and may reduce the value of our stockholders’ investment in us.

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

Our note receivable may be affected by unfavorable real estate market conditions, including interest rate fluctuations, which could decrease the value of the note receivable and the return on our stockholders’ investments in us.

We may be at risk of default by the borrower on the note receivable as well as interest rate risks. To the extent we incur delays in liquidating such defaulted note receivable we may not be able to obtain sufficient proceeds to repay all amounts due to us under the note receivable. Further, we will not know whether the values of the property securing the note receivable will remain at the level existing on the date of origination of the note receivable. If the value of the underlying property falls, our risk will increase because of the lower value of the security associated with such note. In addition, interest rate fluctuations could reduce our returns as compared to market interest rates and reduce the value of the note receivable in the event we sell it.

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

Risks Related to Investments in Healthcare-Related Real Estate

Healthcare policy changes, including national legislation to reform the U.S. healthcare system, may have a material adverse effect on our business.

There have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control healthcare costs and, more generally, to reform the U.S. healthcare system.

Our results of operations may be adversely affected by current and potential future healthcare reforms.

Federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals and enactments to reform health care insurance programs could significantly impact our properties and the manner in which our tenants are paid. For example, provisions of the PPACA, also known as “Obamacare,” have resulted in changes in the way health care is paid for by both governmental and private insurers. These changes have had, and are expected to continue to have, a significant impact on our business. In 2017, we may face uncertainties as a result of likely federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. There is no assurance that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

There is also significant economic pressure on state budgets that may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for the services our tenants provide.

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

The healthcare service industry may be affected by the following:

•	trends in the method of delivery of healthcare services;
•	competition among healthcare providers;
•	lower increases or decreases in reimbursement rates from government and commercial payors, high uncompensated care expense, investment losses and limited admissions growth pressuring operating profit margins for healthcare providers;
•	availability of capital;
•	liability insurance expense;
•	health reform initiatives to address healthcare costs through expanded pay-for-performance criteria, value-based purchasing programs, bundled provider payments, accountable care organizations, state health insurance exchanges, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions;
•	regulatory environment uncertainty due to the phased implementation of the PPACA and its impact upon healthcare facility tenant reimbursement, including the impact of Obamacare on reimbursement rates;
•	Congressional efforts to reform the Medicare physician fee-for-service formula that dictates annual updates in payment rates for physician services, including significant reductions in the sustainable growth rate, whether through a short-term fix or a more long-term solution;
•	scrutiny and formal investigations by federal and state authorities;
•	prohibitions on additional types of contractual relationships between physicians and the healthcare facilities and providers to which they refer, and related information-collection activities;
•	efforts to increase transparency with respect to pricing and financial relationships among healthcare providers and drug/device manufacturers;
•	increased regulation to limit medical errors and conditions acquired inside health facilities and improve patient safety; and
•	heightened health information technology standards for healthcare providers.

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

We have used temporary acquisition financing to acquire our healthcare properties. We have also used long-term debt financing to increase the amount of capital available to us and to achieve greater property diversification. We may also acquire properties encumbered with existing financing which cannot be immediately repaid. We may also invest in joint venture entities that borrow funds or issue senior equity securities to acquire properties, in which case our equity interest in the joint venture would be junior to the rights of the lender or preferred stockholders. Our charter limits our borrowings to 300% of our net asset value, as defined in our charter, unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report with an explanation from our independent directors of the justification for the excess borrowing. We may borrow funds for operations, tenant improvements, capital improvements or other working capital needs. We may also borrow funds to make distributions, including but not limited to funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow, if we otherwise deem it necessary or advisable, to ensure that we maintain our qualification as a REIT for federal income tax purposes. To the extent we borrow funds, we may raise additional equity capital or sell properties to pay such debt.

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

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flows from operations and the amount of cash distributions we can make.

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

We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•	In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.
•	We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
•	If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.
•	If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.
•	We may be subject to an excise tax under IRC section 857(b)(7) if the IRS reallocates certain specified income and expense items between the REIT and the TRS under principles similar to IRC section 482. The excise tax is equal to 100% of redetermined rents, redetermined deductions, excess interest, and redetermined TRS service income.

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

The Operating Partnership is classified as a partnership for federal income tax purposes. The Internal Revenue Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Internal Revenue Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Internal Revenue Code would re-classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or redemption of partnership units in our Operating Partnership. If the Internal Revenue Service were to assert successfully that our Operating Partnership is a “publicly traded partnership,” and substantially all of the Operating Partnership’s gross income did not consist of the specified types of passive income, the Internal Revenue Code would treat our Operating Partnership as an association taxable as a corporation. In such event, the character of our assets and items of gross income would change and would likely prevent us from qualifying and maintaining our status as a REIT. In addition, the imposition of a corporate tax on our Operating Partnership would reduce the amount of cash distributable to us from our Operating Partnership, and therefore, would reduce our amount of cash available to make distributions to our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2016, our healthcare portfolio consisted of 10 properties, five of which are 100% owned by us and five of which are owned by us through our 95% interest in CHP LLC. All of the properties are 100% leased on a triple net basis. The following table (excluding the 19 properties held by our unconsolidated equity-method investments) provides summary information regarding these properties:

Property	Location	Date Purchased	Type(2)	Purchase Price	Loans Payable, excluding debt discounts	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,916,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,312,000	63
Friendship Haven Healthcare and Rehabilitation Center (1)	Galveston County, TX	September 14, 2012	SNF	15,000,000	6,978,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	7,189,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,757,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	7,326,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,796,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	4,053,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,419,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65

Total:				$68,865,000	$53,546,000	764

(1)	We became the licensed operator and tenant of the facility on May 1, 2014 (Friendswood TRS). Upon becoming the licensed operator and tenant of the facility, we entered into a management agreement with an affiliate of Stonegate Senior Living (“Stonegate”). As of December 31, 2016, we terminated the management agreement with Stonegate and entered into a new three year management agreement with HMG Services, L.L.C. (see Note 9 to the accompanying Notes to Consolidated Financial Statements).

(2)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Portfolio Lease Expirations

The following table sets forth lease expiration information for the ten years and thereafter following December 31, 2016. We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

			Percent of
		Base Rent	Total	Percent of
		In Final Year	Leasable	Total
	No. of	of Expiring	Area	Annual Base
Year Ending	Leases	Leases	Expiring	Rent Expiring
December 31	Expiring	(Annual $)	(%)	(%)
2017 – 2023	2	$1,457,000	17.7%	17.1%
2024	1	1,873,000	19.1%	22.0%
2025 and later (1)	7	5,187,000	63.2%	60.9%
	10	$8,517,000	100.0%	100.0%

(1)	Includes Friendswood TRS base rent in final year of approximately $1.9 million, which will be eliminated in the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On April 17, 2014, Judge Nakamura denied in its entirety plaintiffs’ ex parte application for a temporary restraining order to show cause why a preliminary injunction against the defendants should not issue.  On May 19, 2014, we filed a counter claim against plaintiffs and certain individuals affiliated with CRA and affiliated entities. The Company continues to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself. Plaintiffs and defendants are conducting discovery. We have filed motions for summary adjudication on CRA’s claims against us and the other defendants and our claims against CRA.  No hearing has been set or held on these motions to date. A trial is scheduled to start May 15, 2017.

A bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC or Healthcare Real Estate Qualified Purchasers Fund, LLC. Following the dismissal of the involuntary bankruptcy petition filed against it, in the United States Bankruptcy Court of the District of Delaware, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company. At a status hearing, the Bankruptcy Court expressed concern about HCRE commencing this litigation and urged the parties to mediate the issues. A mediation was held but the parties did not reach a settlement. The Company believes that all of HCRE’s claims are without merit and will vigorously defend itself.

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

On December 31, 2016, the estimated common stock per-share value is $2.53 per share, adjusted from the previous estimated common stock per-share value of $2.34 established on December 31, 2015. The estimated value per share was based on the methodologies and assumptions described further below. The estimated per-share value determined below neither represents the fair value according to U.S. generally accepted accounting principles (“GAAP”) of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets.

As with any valuation methodology, our methodology is based on a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per-share amount. Accordingly, with respect to our estimated per-share value, we can provide no assurance that:

•	a stockholder would be able to realize our estimated value per share upon attempting to resell his or her shares;
•	we would be able to achieve, for our stockholders, our estimated value per share, upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company;
•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or
•	the estimated share value, or the methodologies relied upon to estimate the share value, will be found by any regulatory authority to comply with FINRA, ERISA, or any other regulatory requirements.

Our December 31, 2016 estimated per-share value was calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the estimated fair value of our liabilities, which approximate current book value, and dividing the total by the number of our common shares outstanding as of December 31, 2016. Our estimated per-share value is the same as our net asset value. Our estimated per-share value does not reflect “enterprise value,” which may include a premium for the portfolio or the potential increase in our share value if we were to list our shares on a national securities exchange. Our estimated per-share value also does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange.

The following is a summary of the valuation methodologies used:

Investments in Real Estate. For purposes of calculating an estimated value per share, we used the value of the 2016 lease payments and applied the current market lease rates for each asset type to determine fair market value of our properties.

Loans Payable. We reduced the fair value of our investments by the total amount due of our loans payable based on the current book value at December 31, 2016. In prior years, we used the fair value, however, management determined that the current methodology resulted in a more accurate presentation of the net asset value of the equity. If we had used the same methodology for the December 31, 2015 estimated per-share value calculation, it would have resulted in a value of $2.38.

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

SUL JV and Fantasia JV Value. We estimate the value of our interests in our equity-method investments based on the discounted cash flows from the SUL JV and Fantasia JV after applying our ownership percentage in the equity-method investment.

Our estimated per-share value was calculated as follows:

December 31, 2016
Investments in real estate	$3.56
Loans payable	(2.26)
Other assets and liabilities, net	0.69
SUL JV and Fantasia JV value	0.54
Estimated net asset value per-share value	$2.53
Estimated enterprise value premium	None applied
Estimated liquidity discount	None applied
Total estimated per-share value	$2.53

Furthermore, the estimated value of our shares was calculated as of December 31, 2016. The value of our shares will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties within our portfolio. We are not required to update the estimated value per share more frequently than every 18 months. We expect that any future estimates of the value of our properties will be performed by the Company; however, our board of directors may direct us to engage one or more independent, third-party valuation firms in connection with such estimates.

Our board of directors reviewed the report prepared by management which recommended an estimated per-share value, and considering all information provided in light of its own knowledge regarding our assets and unanimously agreed upon an estimated value of $2.53 per share, which is consistent with the recommendations of management.

Stockholders

As of March 24, 2017 we had approximately 23.0 million shares of common stock outstanding held by 4,801 stockholders of record.

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

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP supplemental financial measure that is widely recognized as a measure of REIT operating performance. We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding gains or losses from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, impairments, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance. Factors that impact FFO include start-up costs, fixed costs, delays in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following is reconciliation from net loss applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Net loss applicable to common stockholders (GAAP)	$(801,000)	$(3,093,000)

Adjustments:
Depreciation and amortization	3,559,000	4,085,000
Depreciation and amortization related to non-controlling interests	(94,000)	(169,000)
Depreciation related to SUL JV and Fantasia JV	434,000	123,000
Gain on disposition of real estate properties	(2,888,000)	(971,000)
Loss on disposition of VIE	—	1,699,000
Funds provided by operations (FFO) applicable to common stockholders	$210,000	$1,674,000

Weighted-average number of common shares outstanding – basic and diluted	23,027,978	23,027,978

FFO per weighted average common shares	$0.01	$0.07

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-K.

Equity Compensation Plans

See the “Equity Compensation Plan Information” in Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. See also the “Special Note about Forward-Looking Statements” preceding Item 1 of this report.

Overview

As of December 31, 2016, our ownership interests in senior housing facilities was as follows: 100% ownership of five properties, a 95% interest in a consolidated joint venture that owns five properties, a 10% interest in an unconsolidated equity-method investment that owns 17 properties, and a 20% interest in an unconsolidated equity-method investment that owns two properties.

Our revenues are comprised largely of rental income, including rents reported on a straight-line basis over the initial term of each lease and fees earned for resident care from Friendship Haven (see Note 3 to the accompanying Notes to Consolidated Financial Statements). Our growth depends, in part, on our ability to raise joint venture capital, acquire new healthcare properties at attractive prices, increase rental income from leases by increasing rental rates and by controlling our expenses. Our operations are impacted by property-specific, market-specific, general economic, regulatory and other conditions.

We believe that investing in senior housing facilities such as IL, SNF, AL, MC and CCRC facilities, will be accretive to earnings and stockholder value. Each of these types of facilities caters to different segments of the senior population.

Summit Portfolio Properties

At December 31, 2016, our portfolio consisted of 10 properties, five of which are 100% owned by us and five of which are owned by us through our 95% interest in CHP LLC. All of the properties are 100% leased on a triple net basis. The following table (excluding the 19 properties held by the SUL JV and Fantasia JV, our equity-method investments) provides summary information regarding these properties as of December 31, 2016:

Real Estate Properties:
	Properties	Beds	Square Footage	Purchase Price

SNF	4	337	109,306	$31,740,000
AL or AL/MC	6	427	189,486	37,125,000
Total Real Estate Properties	10	764	298,792	$68,865,000

Property	Location	Date Purchased	Type	Beds	2016 Revenue[1]

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$492,000
Fern Hill Care Center	Portland, OR	August 3, 2012	SNF	63	525,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	150	—	[2]
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	968,000
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	100	962,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	765,000
The Shelby House	Shelby, NC	October 4, 2013	AL	72	456,000
The Hamlet House	Hamlet, NC	October 4, 2013	AL	60	658,000
The Carteret House	Newport, NC	October 4, 2013	AL	64	435,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	359,000
Total				764

1 Represents year-to-date through December 31, 2016 revenue based on in-place leases, including straight-line rent.

2 Rent due under a lease between the Company and its wholly-owned taxable REIT subsidiary (“Friendswood TRS”) was approximately $1.6 million year-to-date through December 31, 2016. Such rental income is eliminated in consolidation.

Joint Venture Portfolio Properties

We continue to believe that raising institutional joint venture equity to make acquisitions will be accretive to shareholder value and will move us closer to our goal of resuming shareholder distributions. Our sole source of equity since 2015 has been institutional funds raised through a joint venture structure and accounted for as equity-method investments. We believe this is the most prudent strategy for growth and our shareholders benefit for the following reasons:

•	We have not incurred the expense of organizational and offering costs, including brokerage commissions, that could amount to 15% or more of the actual capital raised through a registered secondary offering;
•	We have not diluted our original shareholders;

•	We earn acquisition fees and asset management fees from our capital partners, as opposed to paying fees to an advisor, broker or other third party; and
•	We have been able to negotiate a favorable waterfall on both net operating cash flow and all sales proceeds. This favorable waterfall increases our cash on cash return considerably compared to our non-joint venture assets.

SUL JV

As part of our strategy to joint venture with institutional capital to grow our senior housing portfolio, in April 2015, through our Operating Partnership, we formed Summit Union Life Holdings, LLC (“SUL JV”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation) and contributed six wholly-owned limited liability companies (collectively, the “JV 2 Properties”) to the SUL JV.

In October 2015, through the SUL JV, we acquired a 10% interest in four separate SNFs in Texas (“Creative Properties”) and Best Years acquired a 90% interest. In December 2015, we contributed four wholly-owned limited liability companies, which we acquired in November 2015, that each own a senior housing facility (collectively, the “Cottage Properties”) to the SUL JV. On April 29, 2016, we contributed our limited liability company interest in Riverglen to the SUL JV. See Notes 3, 5 and 11 to the accompanying Notes to Consolidated Financial Statements. In September 2016, through the SUL JV, we acquired a 10% interest in two separate SNFs in Delaware (“Delaware Properties”) for a total purchase price of $54.1 million. The Delaware facilities consist of a total of 332 licensed beds, and are operated by and leased to a third party operator.

The following reconciles our 10% equity investment in the SUL JV from inception through December 31, 2016:

Initial investment (JV 2 Properties)	$991,000
Creative Properties	837,000
Cottage Properties	544,000
Riverglen	392,000
Delaware Properties	1,783,000
Total investment	4,547,000
Income from equity-method investee	300,000
Distributions	(1,000,000)
Total investment at December 31, 2016	$3,847,000

During the years ended December 31, 2016 and 2015, we recorded distributions of approximately $712,000 and $288,000, respectively, from the SUL JV and received cash of approximately $526,000 and $109,000, respectively, from the SUL JV. As of December 31, 2016 and 2015, we have a distribution receivable of approximately $365,000 and $179,000, respectively, from the SUL JV.

A summary of the condensed consolidated financial data for the balance sheets and statements of income (operations commenced on May 1, 2015) for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	December 31, 2016	December 31, 2015
Real estate properties and intangibles, net	$151,439,000	$86,069,000
Cash and cash equivalents	4,750,000	5,174,000
Other assets	4,860,000	2,970,000
Total Assets:	$161,049,000	$94,213,000

Loans payable, net	$104,717,000	$62,707,000
Other liabilities	13,185,000	3,848,000
Members’ equity:
Best Years	39,186,000	25,373,000
Summit	3,961,000	2,285,000
Total Liabilities and Members’ Equity	$161,049,000	$94,213,000

Condensed Consolidated Statements of Income of SUL JV:
	Year Ended December 31, 2016	Period Ended December 31, 2015
Revenues:
Revenue	$12,391,000	$3,825,000
Property and general expenses	(1,875,000)	(465,000)
Net operating income	10,516,000	3,360,000
Depreciation and amortization expense	(4,112,000)	(1,231,000)
Income from operations	6,404,000	2,129,000
Interest expense	(3,925,000)	(1,137,000)
Amortization of debt discounts	(358,000)	(113,000)
Other expense	(7,000)	—
Net Income	$2,114,000	$879,000

Summit equity interest in SUL JV net income	$211,000	$88,000

As of December 31, 2016, the 17 properties held by our unconsolidated 10% equity-method investment in SUL JV are as follows:

Property	Location	Type	Number of Beds
Lamar Estates	Lamar, CO	SNF	60
Monte Vista Estates	Monte Vista, CO	SNF	60
Myrtle Point Care Center	Myrtle Point, OR	SNF	55
Gateway Care and Retirement Center	Portland, OR	SNF/IL	91
Applewood Retirement Community	Salem, OR	IL	69
Loving Arms Assisted Living	Front Royal, VA	AL	78
Pine Tree Lodge Nursing Center	Longview, TX	SNF	92
Granbury Care Center	Granbury, TX	SNF	181
Twin Oaks Nursing Center	Jacksonville, TX	SNF	116
Dogwood Trails Manor	Woodville, TX	SNF	90
Carolina Manor	Appleton, WI	AL	45
Carrington Manor	Green Bay, WI	AL	20
Marla Vista Manor	Green Bay, WI	AL	40
Marla Vista Gardens	Green Bay, WI	AL	20
Riverglen House of Littleton	Littleton, NH	AL	59
Atlantic Shore Rehabilitation and Health Center	Millsboro, DE	SNF	181
Pinnacle Rehabilitation and Health Center	Smyrna, DE	SNF	151
Total:			1,408

Fantasia JV

On September 27, 2016, through our Operating Partnership, we entered into a limited liability company agreement (as such agreement may be amended from time to time, the “Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation), and formed Summit Fantasia Holdings, LLC (“Fantasia JV”). Fantasia JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements.

On October 31, 2016, through the Fantasia JV, we acquired a 20% interest in two senior housing facilities, an AL/MC facility located in Citrus Heights, California and an MC facility located in Corvallis, Oregon, for a total purchase price of $23 million. The facilities consist of a total of 126 licensed beds, and are operated by and leased to a third party operator.

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

The following reconciles our 20% equity investment in the Fantasia JV from inception through December 31, 2016:

Citrus Heights, CA	$663,000
Corvallis, OR	611,000
Total investment	1,274,000
Income from equity-method investee	5,000
Distributions	(31,000)
Total investment at December 31, 2016	$1,248,000

As of December 31, 2016, the two properties of our unconsolidated 20% equity-method investment in Fantasia JV are as follows:

Property	Location	Type	Number of Beds
Sun Oak Assisted Living	Citrus Heights, CA	AL/MC	78
Regent Court Senior Living	Corvallis, OR	MC	48
Total:			126

Acquisition and Asset Management Fees

We serve as the manager of the SUL JV and Fantasia JV and provide management services in exchange for fees and reimbursements. Under the SUL JV and Fantasia JV agreements, as the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties in both equity-method investments, ranging from 0.25% to 0.75%, as defined in the agreements. During the years ended December 31, 2016 and 2015, we recorded approximately $0.5 million and $0.6 million, respectively, in acquisition and asset management fees.

Additionally, we could be subject to a capital call from our equity-method investees.

Results of Operations

Our results of operations are described below:

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Years Ended
	December 31,
	2016	2015	$ Change
Rental revenues and tenant reimbursements	$7,543,000	$9,288,000	$(1,745,000)
Resident services and fee income	8,194,000	9,182,000	(988,000)
Total revenues	15,737,000	18,470,000	(2,733,000)
Less expenses:
Property operating costs	(1,707,000)	(1,933,000)	226,000
Resident services costs	(7,011,000)	(7,538,000)	527,000
Net operating income (1)	7,019,000	8,999,000	(1,980,000)
Acquisition and asset management fees	496,000	598,000	(102,000)
Interest income from notes receivable	163,000	177,000	(14,000)
General and administrative	(4,783,000)	(4,313,000)	(470,000)
Depreciation and amortization	(3,559,000)	(4,085,000)	526,000
Income from equity-method investees	216,000	88,000	128,000
Other income	110,000	46,000	64,000
Interest expense	(3,044,000)	(3,744,000)	700,000
Gain on disposition of real estate properties	2,888,000	971,000	1,917,000
Loss from continuing operations	(494,000)	(1,263,000)	769,000
Loss from discontinued operations	—	(1,699,000)	1,699,000
Net loss	(494,000)	(2,962,000)	2,468,000
Noncontrolling interests’ share in losses (income)	(307,000)	(131,000)	(176,000)
Net loss applicable to common stockholders	$(801,000)	$(3,093,000)	$2,292,000

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues, tenant reimbursements and other income, resident services and fee income, less property operating and resident services costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investee, other income, interest expense, and loss from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating expenses include insurance, property taxes and other operating expenses, including management fees. Resident services and fee income and resident services costs are generated from Friendswood TRS. Net operating income decreased by approximately $2.0 million for the year ended December 31, 2016. Of that amount, $1.5 million is due to the contribution of the properties to the SUL JV in 2015 as we recorded four months of rental revenue and property operating expenses in the year ended December 31, 2015 for the JV 2 properties, and two months of rental revenue for the other four contributed properties. No revenue was recorded related to the contributed properties for the year ended December 31, 2016. Additionally, $0.5 million of the decrease in net operating income is due to the decrease in resident service and fee income with a corresponding decrease in resident services costs as a result of decreased occupancy at the facility.

The decrease in the acquisition and asset management fees of approximately $0.1 million is due to the acquisition fees earned on the properties acquired by the SUL JV in 2015 of $0.5 million vs. $0.2 million for SUL JV and Fantasia JV acquisitions in 2016, offset by the increase in asset management fees due to the SUL JV owning 17 properties and Fantasia JV owning two properties as of December 31, 2016 and just the SUL JV owning 14 properties as of December 31, 2015.

The net increase in general and administrative expenses is due to $0.6 million in legal expenses associated with the CRA litigation and $0.1 million in write off of acquisition costs offset by a $0.1 million decrease in payroll, other professional and board fees.

Depreciation and amortization decreased by approximately $0.5 million for the year ended December 31, 2016 mainly due to the contribution of the 10 properties to the SUL JV in 2015 (see Notes 3 and 11 to the accompanying Notes to Consolidated Financial Statements).

The increase in income from equity-method investees is due to recognizing income for eight months in 2015 rather than 12 months in 2016 as the SUL JV began operations in May 2015 and also due to the increase in the SUL JV owned properties throughout 2016 and 2015.

Interest expense decreased by approximately $0.7 million for the year ended December 31, 2016 mainly due to the contribution of the 10 properties and the related debt to the SUL JV in 2015 (see Notes 3 and 11 to the accompanying Notes to Consolidated Financial Statements), which reduced our overall debt level.

The $1.9 million increase in the gain on disposition of real estate properties is primarily due to the gain of approximately $2.8 million recognized on the sale of our Medford property in October 2016 compared to the gain of approximately $1.0 million on the disposition of the JV 2 Properties contributed to the SUL JV (see Note 11 to the accompanying Notes to Consolidated Financial Statements).

The loss from discontinued operations was a result of the sale of Sherburne Commons in January 2015 (see Note 11 to the accompanying Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

As of December 31, 2016, we had approximately $10.8 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

We continue to pursue options for repaying and/or refinancing debt obligations with long-term, fixed rate U.S Department of Housing and Urban Development (“HUD”) insured loans. In 2015, we successfully refinanced two of our existing loan arrangements with Lancaster Pollard (HUD insured) loans (see Note 4 to the accompanying Notes to Consolidated Financial Statements). We believe that conditions may be acceptable to continue to raise capital through additional joint venture arrangements with either our existing joint venture partners or new partners, although there can be no assurances that any such transactions will have terms acceptable to us or will be consummated.

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

Credit Facilities and Loan Agreements

As of December 31, 2016, we had debt obligations of approximately $53.5 million. The outstanding balance by loan agreement is as follows:

•	Healthcare Financial Solutions, LLC (formerly GE Capital) – approximately $2.8 million maturing October 2018

•	Oxford Finance, LLC – approximately $7.0 million maturing October 2019
•	Lancaster Pollard (HUD insured) – approximately $43.8 million maturing from September 2039 through January 2051

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

Debt Service Requirements

Please refer to Note 4 to the accompanying Consolidated Financial Statements for a detailed discussion of our debt.

Other Liquidity Needs

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

Impairment of Real Property Assets

An assessment as to whether our investments in real estate are impaired is highly subjective. Impairment calculations, which can be based on undiscounted or discounted cash flow analyses, involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property at the point in time when a valuation analysis is performed. On a quarterly basis, we review our properties for recoverability and when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

We did not record any impairment charges as of December 31, 2016 or 2015 for properties held and used. However, due to certain conditions existing at December 31, 2016, we performed Step 1 tests on three of our properties. None of these properties required a Step 2 test and therefore, no impairments were recorded.

Valuation of Receivables

We recognize resident services and fees as services are provided in cases where we serve as the licensed operator (we are currently the licensed operator of Friendship Haven, under Friendswood TRS). We derive revenues primarily from Medicare, Medicaid and other government programs. Amounts paid under these government programs are subject to legislative and government budget constraints. From time to time, there may be material changes in government reimbursement. We estimate allowances for uncollectible amounts and contractual allowances based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements, the residents' or third party payors' stated intent to pay, the payors' financial capacity to pay and other factors. We periodically review and revise these estimates based on new information and these revisions may be material (see Note 2 to the accompanying Notes to Consolidated Financial Statements).

Revenue Recognition

We collect rent from our tenants. Generally, our policy is to recognize revenues on an accrual basis as earned. However, if we determine, based on insufficient historical collections, that rent is not probable of collection until received, our policy is to recognize rental income when assured, which we consider to be the period the amounts are collected. Revenue from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible. Tenant reimbursements and other revenue are recognized based on actual property tax and insurance incurred by our tenants. Resident services and fee income is recorded as net charges for resident services, which consists of gross charges less contractual adjustments and discounts based upon negotiated rates. Acquisition and asset managements fees are recorded as earned.

Equity-Method Investments

We recognize our investments in unconsolidated entities that we have less than a 50% equity interest over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. We record our investments based on either the fair value of the purchase price for investments contributed or the cash invested. For properties that we have contributed (see Notes 3, 5 and 11 to the accompanying Notes to Consolidated Financial Statements), we record the investments at the carrying value of the contributed properties.

We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. No events or changes have occurred as of December 31, 2016 and 2015 that would affect the carrying value of our equity-method investments.

Income Taxes

We have elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. No distributions were declared or paid in 2016 or 2015. We believe that we are organized and operate in such a manner as to qualify for treatment as a REIT, and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT in subsequent tax years for federal income tax purposes. We have elected to treat our taxable REIT subsidiaries (“TRS”), which generally may engage in any business, including the provision of customary or non-customary services for our tenants as a regular corporation and are subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.

New Accounting Pronouncements

Please see Note 2 to the accompanying Notes to Consolidated Financial Statements for our current analysis of the effects of new accounting pronouncements on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, under the supervision of our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, as of December 31, 2016, our President (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that these disclosure controls and procedures are effective.

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

Based on their evaluation, our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company under applicable SEC rules, we are not required to include an attestation of management’s report from our independent registered public accounting firm.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors (our “Board”) is currently comprised of three members, Messrs. Kent Eikanas and J. Steven Roush, and Ms. Suzanne Koenig, of which, J. Steven Roush and Suzanne Koenig are independent directors.

J. Steven Roush, CPA, age 70, serves on our Audit, Independent Directors, Compensation and Investment Committees. Mr. Roush chairs our Board of Directors and our Audit Committee. Mr. Roush’s term on our Board and the Committees noted above expire on the date of the 2017 Annual Meeting. Mr. Roush retired from PricewaterhouseCoopers in 2007 after 39 years, 30 of those as a Partner. Mr. Roush brings experience in a diverse number of industries ranging from manufacturing, non-profits and retail (restaurants) with concentrations in real estate (office, residential, hospitality and commercial) telecommunications and pharmaceutical. He has a background in dealing with both private and public company boards of directors. Mr. Roush has a Bachelor of Science Degree in Accounting from Drake University and an Advanced Professional Director Certification from the American College of Corporate Directors.

Mr. Roush brings to our Board years of dealing with the SEC and its various regulatory filings, Sarbanes Oxley (SOX 404) implementation and maintenance and the experience of working with many diverse boards running across varied industries. Over the years, he has served as an office managing partner, an SEC Review Partner (over 20 years) and a Risk Management Partner. Mr. Roush currently serves as Chairman of the Board and Chairman of the Audit Committee of W.E. Hall Company, a privately held manufacturer and distributor of corrugated pipe and related drainage products. Mr. Roush is also on the Board of Trustees and Chairman of the Audit Committee of the Orange County Museum of Art. He previously served six years on the Audit Committee of the National American Heart Association. He was also a member of the Board and Chairman of the Audit committee of AirTouch Communications, Inc., a public telecommunication device company and Staar Surgical Company, a public manufacturer of implantable lenses for the eye. Our Board has determined that Mr. Roush satisfies the SEC’s requirements of an “audit committee financial expert.”

Suzanne Koenig, age 56, serves on our Audit, Independent Directors, Compensation and Investment Committees. Ms. Koenig’s term on our Board and the Committees noted above expires on the date of the 2017 Annual Meeting. Ms. Koenig is president and founder of SAK Management Services LLC, a nationally recognized long-term care management and healthcare consulting services company, where she has worked for 17 years. With over 20 years of extensive experience as an owner and operator, Ms. Koenig offers specialized skills in operations improvement, staff development and quality assurance with particular expertise in marketing, census development and operations enhancement for the whole spectrum of senior housing, long-term care and other healthcare entities requiring turnaround services.

Ms. Koenig’s professional experience has included executive positions in marketing, development and operations management for both regional and national health care providers representing property portfolios throughout the United States. Recently Ms. Koenig has been appointed as the Patient Care Ombudsman, Examiner, Receiver and Chapter 11 Trustee in several of the new Health Care Bankruptcy Filings (Chapter 11 and Chapter 7) with the advent of the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 (BAPCPA), including healthcare entities such as physician practices and hospitals. In addition, Ms. Koenig has served in an advisory and consulting capacity for numerous client engagements involving bankruptcy proceedings as well as in turnaround management situations. She offers proven proficiency in maximizing financial return and cash flow, while maintaining the highest standards of quality care.

Ms. Koenig brings to our Board approximately 30 years of experience in operating long-term care facilities. Ms. Koenig offers the practical perspective of the challenges and opportunities confronting healthcare providers in managing the changing dynamics of this industry. She is a Certified Turnaround Practitioner, a Licensed Nursing Home Administrator and a Licensed Social Worker in multiple states where she has worked.

Ms. Koenig also serves as an officer and director for several of the states’ long term care provider associations. Ms. Koenig is the current Co-Chair of the American Bankruptcy Institute’s (ABI) Health Care Insolvency Committee and Ms. Koenig is a Board of Director for the Global Turnaround Management Association (TMA) Chapter. Ms. Koenig is a frequent speaker for various healthcare industry associations and business affiliates where she conducts continuing education and training programs. She holds a Master of Science Degree from Spertus College, Illinois, and a Bachelor of Social Work Degree from the University of Illinois, Champaign-Urbana, Illinois.

Kent Eikanas, age 47, currently serves as our President and Chief Operating Officer. Further information regarding Mr. Eikanas’ business experience and specific skills that qualify him to serve as a director of the Company is set forth below in the “Executive Officers” section.

Executive Officers

Mr. Kent Eikanas is our President and Chief Operating Officer. Our Chief Financial Officer and Treasurer is Ms. Elizabeth Pagliarini.

Kent Eikanas, age 47, currently serves as our President and Chief Operating Officer. From 2008 to 2012, Mr. Eikanas served as Vice President of Senior Housing for Granite Investment Group (“Granite”), where he closed over $100 million in senior housing real estate refinances, dispositions and acquisitions. In addition, Mr. Eikanas was responsible for asset management of over $700 million in senior housing assets. Mr. Eikanas was a key contributor to the launch of a skilled nursing operating company based in Dallas, Texas. While at Granite, he helped the operating company grow from 14 facilities to 35 facilities. From 2003 to 2008, Mr. Eikanas was the Vice President of Acquisitions for a private real estate company and closed over $200 million in senior housing real estate. Mr. Eikanas has overseen licensing for skilled nursing facilities, assisted living facilities and memory care facilities in California, Texas, Rhode Island, Oregon and Pennsylvania. From 1999 to 2003, Mr. Eikanas worked in sales and real estate for REMAX. Mr. Eikanas graduated from California State University Sacramento with a Bachelor of Arts Degree in Psychology and a minor in Business Administration.

Elizabeth Pagliarini, age 46, currently serves as our Chief Financial Officer and Treasurer and has been with the Company since May 2014. Ms. Pagliarini is a seasoned executive with over 24 years of experience in financial services and investment banking having held positions including chief executive officer, president, chief financial officer and chief compliance officer. Her background includes experience in finance, accounting, operations, compliance, securities litigation and executive management. Ms. Pagliarini successfully broke the “glass ceiling” in her mid-twenties as chief executive officer and chairwoman of the board of an investment brokerage subsidiary of a public company in Beverly Hills, California. She also co-founded a boutique investment bank and registered broker-dealer. Prior to working at Summit, Ms. Pagliarini was a principal at a securities litigation and financial consulting firm since 2001 and chief compliance officer and FINOP (financial and operations principal) at a Los Angeles-based investment bank from 2005-2008. Ms. Pagliarini received her Bachelor of Science in Business Administration with a concentration in Finance from Valparaiso University where she was honored with their highest academic award, the Presidential Scholarship. She is also a Certified Fraud Examiner (CFE) and has studied law and forensic accounting at UCLA.

Ms. Pagliarini proudly serves on the Emeritus Board of Directors for Forever Footprints, a non-profit organization that provides support to families that have suffered the loss of a baby during pregnancy or infancy and educates the medical community to improve quality of care and response. Ms. Pagliarini was named one of “20 Women to Watch” by OC Metro magazine and nominated for The Orange County Business Journal’s Women in Business Award. She has also been honored by Step Up Women’s Network as the recipient of their prestigious Commitment to Philanthropy Volunteer Award. She has been interviewed by The Wall Street Journal, The Los Angeles Times, The Hedge Fund Law Report, The Daily Deal, Washington Business Journal and Fortune among others, and has been a guest on business talk radio.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires each director, officer and individual beneficially owning more than 10% of our outstanding shares of common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of us with the SEC.

Based solely upon our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to fiscal year 2016.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of our Board and our executive officers. The Code of Business Conduct and Ethics can be accessed through our website: www.summithealthcarereit.com.

No Changes to Director Nomination Procedures

Since the date of our proxy statement for our 2016 Annual Meeting, there have no changes to the procedures by which our stockholders may recommend nominees to our Board.

Audit Committee

Our Board has a standing Audit Committee that selects the independent public accountants that audit our annual consolidated financial statements, reviews the plans and results of the audit engagement with the independent public accountants, approves the audit and non-audit services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. The current members of the Audit Committee are J. Steven Roush, Suzanne Koenig and Kent Eikanas. J. Steven Roush serves as the Chairman of the Audit Committee and satisfies the SEC’s requirements of an “audit committee financial expert.”

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain information concerning compensation for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary	Bonus	Option Awards(2)	Total

Kent Eikanas President and Chief	2016	$300,000	$287,103	-	$587,103
Operating Officer	2015	$300,319	$234,784	59,700	$595,803
Elizabeth Pagliarini Chief Financial Officer	2016	$200,000	$167,366	-	$367,366
and Treasurer	2015	$200,000	$117,892	19,900	$337,792
Peter Elwell (1)	2016	$75,811	$32,108	-	$107,919
Chief Investment Officer	2015	$200,000	$117,892	19,900	$337,792

(1)	Mr. Peter Elwell resigned effective April 22, 2016.
(2)	See Note 10 to the accompanying Notes to Consolidated Financial Statements for assumptions made in the valuation for option awards.

Employment Agreements with Named Executive Officers

On September 23, 2015, the Company entered into employment agreements with each of its named executive officers, Kent Eikanas, President and Chief Operating Officer, and Elizabeth Pagliarini, Chief Financial Officer and Treasurer. These employment agreements were approved by the Company’s Compensation Committee and Board of Directors. Each employment agreement has a three-year term and contains standard terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a special cash payment following a change in control of the Company. The initial base salaries for each of Mr. Eikanas and Ms. Pagliarini were as follows: $300,000 and $200,000 per year, respectively, and are subject to annual merit increases.

Potential Payments upon Termination or Change in Control

If there is a termination of employment by the Company without cause or by the named executive officer for good reason, then the named executive officer will be entitled to receive payment of any base salary amounts that have accrued but not been paid as of the termination date, any accrued but unused paid time off, expenses not yet reimbursed, vested benefits accrued through the termination date payable pursuant to the plans providing such benefits and cash severance in the amount equal to two (2) times base salary for Mr. Eikanas and one (1) times base salary for Ms. Pagliarini. In addition, all options granted to the executive under the Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan that otherwise were unvested shall immediately and fully accelerate and shall be deemed to be vested, and the executive shall be entitled to reimbursement for monthly COBRA premiums.

If the Company undergoes a change in control during the executive’s term of employment or within six months after the termination of the executive’s employment for any reason, then the Company will pay a cash bonus in the amount equal to three (3) times base salary for Mr. Eikanas and two (2) times base salary for Ms. Pagliarini. In addition, all options granted to the executive under the Summit Healthcare REIT Inc., 2015 Omnibus Incentive Plan that otherwise were unvested shall immediately and fully accelerate and shall be deemed to be vested.

Director Compensation

In the event that a director is also one of our full time executive officers, we do not pay any compensation for services rendered as a director. The amount and form of compensation payable to our directors for their service to us is determined by the Compensation Committee of our Board, based in part on its evaluation of third party board compensation information.

The following table summarizes the annual compensation received by our independent directors for the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash in 2016

Paul Danchik(1)	$24,667
J. Steven Roush	$75,000
Suzanne Koenig	$73,000

(1)	Term ended May 10, 2016

During fiscal year 2016, we paid each of our independent directors’ compensation as follows:

•	$60,000 annual retainer, paid pro-rata twice monthly ($15,000 per director per quarter);

•	Board meeting fee of $2,000 per meeting for each regularly scheduled Board meeting ($2,000 per director per quarter);

•	Special Board meeting fee of $1,000 per meeting, per director, which will apply to any Board meeting called by an executive officer of the Company that is not a regular scheduled Board meeting;

•	Committee fees of $1,000 per committee meeting duly called by an officer of the Company (approximately $1,000 per director per quarter, plus other meetings); and

•	Committee chair fee of $1,500 for the Audit Committee for each duly called meeting ($1,500 per chair per quarter).

All directors are reimbursed for all reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our Board and Committees.

Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan

In October 2015, we adopted the Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan. The purpose of the Omnibus Incentive Plan is to provide a means through which to attract and retain key personnel and to provide a means whereby current or prospective directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders.

The Omnibus Incentive Plan provides that the total number of shares of common stock that may be issued under the Omnibus Incentive Plan is 3,000,000.

Outstanding Equity Awards as of December 31, 2016

The following table presents information regarding the outstanding equity awards held by each of our named executive officers as of December 31, 2016, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable(1)	Option Exercise Price	Option Expiration Date
Kent Eikanas	199,000	101,000	$ 1.72	12/22/2025
Elizabeth Pagliarini	66,333	33,667	$ 1.72	12/17/2025

(1)	Remaining options vest monthly through December 31, 2017.

During 2016, we did not issue any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Our equity compensation plan information as of December 31, 2016 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	400,000	$1.72	2,600,000
Equity compensation plans not approved by security holders	—	—	—
Total	400,000	$1.72	2,600,000

OWNERSHIP OF EQUITY SECURITIES

The following table sets forth information as of March 24, 2017, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 23,027,978 shares of common stock outstanding as of March 24, 2017.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Kent Eikanas	232,333	1%
Elizabeth Pagliarini	77,444	*
J. Steven Roush	3,333	*
Suzanne Koenig	3,333	*
All current directors and executive officers as a group (4 persons)	316,444	1%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 24, 2017. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the securities listed are pledged as security.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Independent Directors Committee has reviewed the material transactions between the Company and our affiliates (including CRA, our former advisor) since the beginning of 2016, as well as any such currently proposed transactions. Set forth below is a description of such transactions.

Our Relationship with Summit Union Life Holdings, LLC, our equity-method investment

On April 29, 2015, through Summit Healthcare Operating Partnership (“Operating Partnership”), we entered into a limited liability company agreement (“SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd., a Chinese corporation, and formed Summit Union Life Holdings, LLC (“SUL JV”).  SUL JV is owned 10% by the Operating Partnership and 90% by Best Years. The SUL JV will continue until an event of dissolution occurs, as defined in the SUL LLC Agreement. The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements.

We serve as the manager of the SUL JV and provide various services in exchange for fees and reimbursements. Under the SUL LLC Agreement, as the manager, we are paid an acquisition fee upon closing of an acquisition based on the purchase price paid for the properties. Additionally, we are paid on a quarterly basis an annual asset management fee equal to 0.25% of the purchase price of the acquisitions. All acquisition fees and asset management fees are paid to Summit Healthcare Asset Management, LLC (the “Management Company”) and expenses incurred by us, as the manager, are reimbursed from the Management Company.

For the year ended December 31, 2016, we received $156,500 in acquisition fees and approximately $274,000 in asset management fees as the manager of the SUL JV.

Our Relationship with Summit Fantasia Holdings, LLC, our equity-method investment

On September 27, 2016, through the Operating Partnership, we entered into a limited liability company agreement (“Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited, a Chinese corporation, and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). Fantasia JV is owned 20% by the Operating Partnership and 80% by Fantasia. The Fantasia JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements.

We serve as the manager of the Fantasia JV and provide management services in exchange for fees and reimbursements. Under the Fantasia LLC Agreement, as the manager, we are paid an acquisition fee upon closing of an acquisition based on the purchase price paid for the properties. Additionally, we are paid on a quarterly basis an annual asset management fee equal to 0.75% of the initial capital contribution of the members. All acquisition fees and asset management fees are paid to the Management Company and expenses incurred by us, as the manager, are reimbursed from the Management Company.

For the year ended December 31, 2016, we received $57,500 in acquisition fees and approximately $8,000 in asset management fees as the manager of the Fantasia JV.

Our Relationships with CRA, our former advisor

Until April 1, 2014, and subject to certain restrictions and limitations, our business was managed pursuant to an advisory agreement (the “Advisory Agreement”) with CRA.

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On April 17, 2014, Judge Nakamura denied in its entirety plaintiffs’ ex parte application for a temporary restraining order to show cause why a preliminary injunction against the defendants should not issue.  On May 19, 2014, we filed a counter claim against plaintiffs and certain individuals affiliated with CRA and affiliated entities. The Company continues to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself. Plaintiffs and defendants are conducting discovery. We have filed motions for summary adjudication on CRA’s claims against us and the other defendants and our claims against CRA.  No hearing has been set or held on these motions to date. A trial is scheduled to start May 15, 2017.

Our Policy regarding Transactions with Affiliates

Our charter requires our Independent Directors Committee to review and approve all transactions involving our affiliates and us. For example, prior to entering into a transaction with an affiliate, a majority of the Independent Directors Committee must have concluded that the transaction was fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Furthermore, our Independent Directors Committee must review at least annually our fees and expenses to determine that the expenses incurred are reasonable in light of our investment performance, our net asset value, our net income and the fees and expenses of other comparable unaffiliated REITs.

Our Code of Business Conduct and Ethics sets forth examples of types of transactions with related parties that would create conflicts of interest between the interests of our stockholders and the private interests of the parties involved in such transactions. Our directors and officers are required to take all reasonable action to avoid such conflicts of interest or the appearance of conflicts of interest. If a conflict of interest becomes unavoidable, our directors and officers are required to report the conflict to a designated ethics contact, which, depending on the circumstances of the transaction, would be either our President, Chief Financial Officer or the Chairman of our Audit Committee. The appropriate ethics contact is then responsible for working with the reporting director or officer to monitor and resolve the conflict of interest in accordance with our Code of Business Conduct and Ethics.

Director Independence

Our charter contains detailed criteria for determining the independence of our directors and requires a majority of the members of our Board to qualify as independent. Our Board consults with our legal counsel to ensure that its independence determinations are consistent with our charter and applicable securities and other laws and regulations. Consistent with these considerations, after reviewing all relevant transactions or relationships between each director, or any of his family members and the Company, our senior management and our independent registered public accounting firm, our Board has determined that a majority of our Board is independent. Furthermore, although our shares are not listed on a national securities exchange, our Board reasonably believes that a majority of our Board and, thus, a majority of our Audit Committee, Independent Directors Committee, Compensation Committee and Investment Committee are independent under the NASDAQ listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table lists the aggregate fees billed for services rendered by BDO USA, LLP, our principal accountant, for 2016 and 2015:

Services	2016	2015
Audit Fees(1)	$380,725	$361,890

Total	$380,725	$361,890

(1)	Audit fees billed in 2016 and 2015 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, consents, statutory and regulatory audits, financial accounting and reporting consultations and other services related to filings with the SEC.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm (BDO USA, LLP)

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Equity for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements for the Years Ended December 31, 2016 and 2015

(2) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

Included in the exhibits are the audited combined financial statements of WPH Salem, LLC. WPH Salem, LLC is a significant lessee to us, and as of December 31, 2016 and 2015, leases more than 20% of our assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Summit Healthcare REIT, Inc.

Lake Forest, California

We have audited the accompanying consolidated balance sheets of Summit Healthcare REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Healthcare REIT, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements in paragraph Recently Adopted Accounting Pronouncements, the Company changed its method of presentation of debt discounts in the consolidated balance sheet in 2016 due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2015-03 – Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. These changes were applied retrospectively for all periods presented.

/s/ BDO USA, LLP

Costa Mesa, California
March 29, 2017

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$10,757,000	$6,603,000
Restricted cash	3,806,000	4,822,000
Real estate properties, net	58,739,000	77,842,000
Notes receivable	4,801,000	4,833,000
Deferred costs and deposits	240,000	140,000
Tenant and other receivables, net	4,262,000	3,813,000
Deferred leasing commissions, net	1,413,000	1,697,000
Other assets, net	290,000	583,000
Equity-method investments	5,095,000	2,178,000
Total assets	$89,403,000	$102,511,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,979,000	$2,883,000
Accrued salaries and benefits	256,000	392,000
Security deposits	1,208,000	1,627,000
Loans payable, net of debt discounts	51,717,000	63,630,000
Total liabilities	56,160,000	68,532,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at December 31, 2016 and 2015	23,000	23,000
Additional paid-in capital	117,243,000	117,215,000
Accumulated deficit	(84,767,000)	(83,966,000)
Total stockholders’ equity	32,499,000	33,272,000
Noncontrolling interests	744,000	707,000
Total equity	33,243,000	33,979,000
Total liabilities and equity	$89,403,000	$102,511,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2016 and 2015

	2016	2015
Revenues:
Rental revenues	$6,677,000	$8,344,000
Resident services and fee income, net	8,194,000	9,182,000
Tenant reimbursements and other income	866,000	944,000
Acquisition and asset management fees	496,000	598,000
Interest income from notes receivable	163,000	177,000
	16,396,000	19,245,000
Expenses:
Property operating costs	1,707,000	1,933,000
Resident services costs	7,011,000	7,538,000
General and administrative	4,783,000	4,313,000
Depreciation and amortization	3,559,000	4,085,000
	17,060,000	17,869,000
Operating (loss) income	(664,000)	1,376,000

Income from equity-method investees	216,000	88,000
Other income	110,000	46,000
Interest expense	(3,044,000)	(3,744,000)
Gain on disposition of real estate properties	2,888,000	971,000
Loss from continuing operations	(494,000)	(1,263,000)

Loss from discontinued operations	—	(1,699,000)

Net loss	(494,000)	(2,962,000)
Noncontrolling interests’ share in net income	(307,000)	(131,000)
Net loss applicable to common stockholders	$(801,000)	$(3,093,000)

Basic and diluted loss per common share:
Continuing operations	$(0.03)	$(0.06)
Discontinued operations	-	(0.07)

Net loss applicable to common stockholders	$(0.03)	$(0.13)

Weighted average shares used to calculate basic and diluted net loss per common share	23,027,978	23,027,978

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2016 and 2015

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total
BALANCE — January 1, 2015	23,028,014	$23,000	$117,226,000	$(80,873,000)	$36,376,000	$(3,333,000)	$33,043,000
Surrendered shares	(36)	—	—	—	—	—	—
Stock-based compensation	—	—	33,000	—	33,000	—	33,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(146,000)	(146,000)
Distributions forfeited from non-controlling interest	—	—	—	—	—	58,000	58,000
Repurchase of noncontrolling interest	—	—	(44,000)	—	(44,000)	(881,000)	(925,000)
Decrease in non-controlling interests related to disposition of a VIE	—	—	—	—	—	4,878,000	4,878,000
Net (loss) income	—	—	—	(3,093,000)	(3,093,000)	131,000	(2,962,000)
BALANCE — December 31, 2015	23,027,978	$23,000	$117,215,000	$(83,966,000)	$33,272,000	$707,000	$33,979,000
Stock-based compensation	—	—	28,000	—	28,000	—	28,000
Distributions paid to noncontrolling interest	—	—	—	—	—	(270,000)	(270,000)
Net (loss) income	—	—	—	(801,000)	(801,000)	307,000	(494,000)
BALANCE — December 31, 2016	23,027,978	$23,000	$117,243,000	$(84,767,000)	$32,499,000	$744,000	$33,243,000

The accompanying notes are an integral part of these consolidated financial statements

 SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(494,000)	$(2,962,000)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Amortization of debt discounts and deferred financing costs	137,000	223,000
Depreciation and amortization	3,559,000	4,085,000
Straight line rents	(584,000)	(958,000)
Bad debt expense	79,000	454,000
Stock-based compensation expense	28,000	33,000
Write-off of leasing commission and deferred financing costs	—	212,000
Loss on disposition of VIE	—	1,582,000
Gain on disposition of real estate properties	(2,888,000)	(971,000)
Income from equity-method investees	(216,000)	(88,000)
Change in operating assets and liabilities:
Restricted cash related to current activities	(15,000)	(65,000)
Tenant and other receivables, net	307,000	(815,000)
Other assets	234,000	113,000
Accounts payable and accrued liabilities	650,000	872,000
Accrued salaries and benefits	(134,000)	50,000
Net cash and cash equivalents provided by operating activities	663,000	1,765,000
Cash flows from investing activities:
Restricted cash	1,149,000	(805,000)
Real estate acquisitions and capitalized costs	—	(41,515,000)
Deferred costs and deposits	(222,000)	227,000
Real estate improvements	(146,000)	(232,000)
Sale of Medford	10,557,000	—
Proceeds from contribution of properties, net of cash and restricted cash contributed	2,814,000	13,972,000
Investments in equity-method investees	(3,119,000)	(929,000)
Distributions received from equity-method investees	315,000	21,000
Payments from notes receivable	32,000	29,000
Repurchase of non-controlling interest	—	(925,000)
Net cash and cash equivalents provided by (used in) investing activities	11,380,000	(30,157,000)
Cash flows from financing activities:
Proceeds from issuance of loans payable	—	51,971,000
Refunds (payments) for deferred financing costs	21,000	(1,050,000)
Security deposits received	—	679,000
Payments of loans payable	(7,640,000)	(20,922,000)
Distributions paid to non-controlling interests	(270,000)	(88,000)
Net cash and cash equivalents (used in) provided by financing activities	(7,889,000)	30,590,000
Net increase in cash and cash equivalents	4,154,000	2,198,000)
Cash and cash equivalents — beginning of year	6,603,000	4,405,000
Cash and cash equivalents – end of year	$10,757,000	$6,603,000

Supplemental disclosure of cash flow information:
Cash paid for interest:	$2,908,000	$3,311,000

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

In December 2015, the Company contributed four properties purchased in November 2015 to its 10%-owned SUL JV (see Note 11). This transaction had the following effects on the Company’s 2015 consolidated balance sheet:

Real estate properties	$(18,535,000)
Other assets	(931,000)
Loans payable, net	13,437,000
Other liabilities	609,000
Total contribution:	$5,420,000

In April 2016, the Company contributed one property to its 10%-owned SUL JV (see Note 11). This transaction had the following effect on the Company’s 2016 consolidated balance sheet:

Real estate properties	$(8,536,000)
Other assets	(677,000)
Loans payable, net	4,685,000
Other liabilities	601,000
Total contribution:	$3,927,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 100% of five properties, 95% of five properties, a 10% equity interest in an unconsolidated equity-method investment that holds 17 properties and a 20% equity interest in an unconsolidated equity-method investment that holds two properties. Summit is a Maryland corporation, formed in 2004 under the General Corporation Law of Maryland for the purpose of investing in and owning real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, except where the context otherwise requires.

We conduct substantially all of our operations through Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), which is a Delaware limited partnership. As of December 31, 2016, we own a 99.88% general partner interest in the Operating Partnership, and Cornerstone Realty Advisors, LLC (“CRA”), a former affiliate, owns a 0.12% limited partnership interest. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements.

Cornerstone Healthcare Partners LLC

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% non-controlling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated with our financial statements and, as of December 31, 2016 and 2015, owns five and six properties (the “JV Properties”), respectively.

As of December 31, 2016, we own a 95.3% interest in four of the JV Properties, and CHREF owns a 4.7% interest. We continue to own a 95% interest in the fifth JV Property, and CHREF owns a 5% interest. See Note 11 for further information regarding the sale of one of the JV Properties in October 2016.

Summit Union Life Holdings, LLC

On April 29, 2015, through our Operating Partnership, we entered into a limited liability company agreement (as such agreement may be amended from time to time, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements (see Note 5). As of December 31, 2016 and 2015, we have a 10% interest in the SUL JV. As of December 31, 2016, the SUL JV owned 17 properties and as of December 31, 2015, the SUL JV owned 14 properties.

Summit Fantasia Holdings, LLC

On September 27, 2016, through our Operating Partnership, we entered into a limited liability company agreement (as such agreement may be amended from time to time, the “Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2016, we have a 20% interest in the Fantasia JV. As of December 31, 2016, the Fantasia JV owned two properties.

Summit Fantasia Holdings II, LLC

On December 23, 2016, through our Operating Partnership, we entered into a limited liability company agreement (as such agreement may be amended from time to time, the “Fantasia II LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong), and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2016, we had no properties in the Fantasia II JV. On February 28, 2017, the Fantasia II JV acquired two properties in Rhode Island. See Note 13 for further information.

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC is our wholly-owned TRS (“SAM TRS”). We serve as the manager of the SUL JV and the Fantasia JV, our equity-method investments, and provide management services in exchange for fees and reimbursements. All acquisition fees and asset management fees earned by us will be paid to SAM TRS and expenses incurred by us, as the manager, will be reimbursed to us from SAM TRS. See Notes 5 and 7 for further information.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2016, we had cash accounts in excess of FDIC-insured limits. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

Restricted cash represents cash held in interest bearing accounts related to impound reserve accounts for property taxes, insurance and capital improvements or commitments as required under the terms of our loans payable agreements. Based on the intended use of the restricted cash, we have classified changes in restricted cash within the statements of cash flows as operating for property taxes and insurance, and investing activities for capital and other commitments.

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

When assets are classified as held for sale, they are recorded at the lower of carrying value or the estimated fair value of the asset, net of estimated selling costs. A gain may be recognized for any subsequent increases in fair value less costs to sell, but not in excess of the cumulative loss previously recognized.

We recorded no impairment charges in 2016 and 2015.

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

There were no assets measured at fair value on a nonrecurring basis during the year ended December 31, 2016.

The variable interest entity was measured at fair value, less estimated selling costs, using Level 2 inputs prior to its sale on January 5, 2015 (see Note 11).

Fair Value Measurement of Financial Instruments

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, notes receivable, deposits, tenant and other receivables, certain other assets, accounts payable and accrued liabilities, security deposits and loans payable. With the exception of the Nantucket note receivable (see Note 6) and loans payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of December 31, 2016 and 2015, the fair value of the Nantucket note receivable (see Note 6) was $4.9 million and $4.8 million compared to the carrying value of $4.7 million and $4.7 million, respectively. The fair value of the note receivable was estimated based on cash flow analysis at an assumed market rate of interest. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of December 31, 2016 and 2015, the fair value of loans payable was $54.3 million and $66.9 million, compared to the principal balance (excluding debt discount) of $53.5 million and $65.9 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of December 31, 2016, we utilized discount rates ranging from 4.4% to 7.3% and a weighted average discount rate of 4.8%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

At December 31, 2016 and 2015, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Variable Interest Entities

We analyze our contractual and/or other interests to determine whether such interests constitute an interest in a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation, and, if so, whether we are the primary beneficiary. If we are determined to be the primary beneficiary of a VIE, we must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. In determining whether it is the primary beneficiary, we consider, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE (see Note 6). We consider CHP LLC to be a VIE and concluded that we are the primary beneficiary and therefore we consolidate CHP LLC.

Tenant and Other Receivables and Valuation of Receivables

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants, accounts receivable from resident services, the cumulative amount of future adjustments necessary to present rental income on a straight-line basis and distributions receivable. Tenant receivables for rental revenues are recorded at the original amount earned, less an allowance for any doubtful accounts. Management assesses the likelihood of realizing tenant receivables and other fees on an ongoing basis and provides for allowances as such balances, or portions thereof, are estimated to become uncollectible. As of December 31, 2016 and 2015, there were no allowances recorded for tenant receivables.

As of May 1, 2014, Friendswood TRS became the licensed operator and tenant for Friendship Haven and under this facility, accounts receivable for resident services are recorded at billed amounts less contractual allowances and allowances for doubtful accounts, which approximates fair value. We estimate allowances for uncollectible amounts and contractual allowances based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements, the residents' or third party payors' stated intent to pay, the payors' financial capacity to pay and other factors. Accounts receivable allowances are estimates. We periodically review and revise these estimates based on new information and these revisions may be material.

For the years ended December 31, 2016 and 2015, bad debt expense amounted to approximately $79,000 and $0.5 million, respectively, which are included in resident services costs in the accompanying consolidated statements of operations. The allowance for doubtful accounts was $0.2 million and $0.3 million as of December 31, 2016 and 2015, respectively.

Deferred Costs and Deposits

Deferred costs and deposits primarily consist of deposits and costs paid for potential acquisitions.

Debt Discounts

Costs incurred in connection with debt financing are recorded as debt discounts. Debt discounts are amortized using the straight-line basis which approximates the effective interest rate method, over the contractual terms of the respective financings.

Deferred Leasing Commissions

Leasing commissions (paid to CRA prior to April 1, 2014) were capitalized at cost and are being amortized on a straight-line basis over the related lease term. As of December 31, 2016 and 2015, total costs incurred were $1.9 million and $2.2 million, respectively, and the unamortized balance was approximately $1.4 million and $1.7 million, respectively. Amortization expense for the years ended December 31, 2016 and 2015 was approximately $0.2 million and $0.2 million, respectively.

Other Assets

Other assets consist primarily of prepaid insurance and property taxes. Additionally, other assets will be amortized to expense over their future service periods. Balances without future economic benefit are expensed as they are identified.

Equity-Method Investments

We report our investments in unconsolidated entities, over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. Under this method of accounting, our pro rata share of the applicable entity’s earnings or losses is included in our consolidated statements of operations. We record our investments based on either the fair value of the purchase price for investments contributed or the cash invested.

We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. If it is determined that a decline in the fair value of our investments is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors. We did not record any impairments related to our equity-method investments for the years ended December 31, 2016 and 2015.

Revenue Recognition

Revenue is recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Because our leases provide for free rent, lease incentives, or other rental increases at specified intervals, we straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. Our rental revenues are comprised of lease rental income and straight-line rent. Straight line rent for the years ended December 31, 2016 and 2015 was approximately $0.6 million and $1.0 million, respectively. Tenant reimbursements and other revenue are recognized based on the actual property tax insurance incurred by our tenants.

We recognize resident services and fee income as services are provided in cases where we serve as the licensed operator of our facilities (see Note 3). Revenue is recorded as net charges for resident services, which are the gross charges less contractual adjustments and discounts based upon negotiated rates.

Acquisition and asset management fees are recorded as earned.

Stock-Based Compensation

We record stock-based compensation expense for share-based payments to employees and directors, including grants of stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized ratably over the vesting term and is included in general and administrative expense in our consolidated statements of operations. See Note 10 for further information.

Noncontrolling Interest in Consolidated Subsidiary

Noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by us. As of December 31, 2016 and 2015, the non-controlling interest relates to CHP, LLC.

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

Income Taxes

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate for the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2013 and subsequent years, and state income tax returns are subject to audit for the year ended December 31, 2012 and subsequent years.

We have elected to treat Friendswood TRS and SAM TRS as taxable REIT subsidiaries, which generally may engage in any business, including the provision of customary or non-customary services for our tenants. These TRS entities are treated as a regular corporation and are subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.  Friendswood TRS has deferred tax assets which includes net operating losses (“NOL”) (which expire in or after 2035 for federal and state) of $1,336,000 and $1,285,000 of other temporary differences. The deferred tax assets are fully offset by a valuation allowance as of December 31, 2016 and 2015. There was no federal provision, however, a provision for state income taxes of $40,000 and $16,000, respectively, was recorded for the years ended December 31, 2016 and 2015. These amounts were included in general and administrative expenses in our consolidated statements of operations. SAM TRS has deferred tax assets related to their NOL (which expires in or after 2035 for federal and state) for a total of $860,000, which has a full valuation allowance as of December 31, 2016. Due to the losses incurred and the full valuation allowance on deferred tax assets, there was no tax provision related to SAM TRS in 2016 and 2015.

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

Basic and Diluted Net Loss and Distributions per Common Share

Basic and diluted net loss per common share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. For each of the years ended December 31, 2016 and 2015, 265,000 and 205,000 stock options, respectively, have been excluded from the weighted-average number of shares outstanding since their effect was anti-dilutive. The basic and diluted loss applicable to common stockholders for the years ended December 31, 2016 and 2015 is computed by dividing the loss applicable to common stockholders of $0.8 million and $3.1 million by the weighted average number of shares outstanding of 23,027,978, respectively.

The Company declared no cash distributions per common share during the years ended December 31, 2016 and 2015.

Recently Adopted Accounting Pronouncements

On January 1, 2016, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company’s consolidated balance sheet as of December 31, 2015 has been retroactively restated for the effect of adopting this ASU, which resulted in a decrease to total assets of approximately $1.3 million and a decrease in loans payable, net of debt discounts, and total liabilities of approximately $1.3 million.

Recently Issued Accounting Pronouncements

The FASB has issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. A contract may involve the transfer of both nonfinancial assets and financial assets (e.g., cash and receivables). The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets.

The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it.

The amendments are effective at the same time Topic 606, Revenue from Contracts with Customers, is effective. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We do not expect this amendment to have an effect on our financial statements.

In January 2017, the FASB has issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. They also provide more consistency in applying the guidance and makes the definition of a business more operable.

For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We do not expect the adoption of this amendment will have a significant impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.

The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. We are currently evaluating the impact this guidance will have on our consolidated financial statements, however, once adopted, restricted cash will be presented with cash and cash equivalents in our consolidated statements of cash flows, and at December 31, 2016, that amount was $3,806,000.

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

The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this amendment will have a significant impact on our consolidated financial statements.

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

The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We are currently evaluating the impact this guidance will have on our consolidated financial statements, however, we do not expect this amendment will have an effect on the presentation of our cash flows when adopted.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that a financial asset (or a group of financial assets) measured at amortized cost basis be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis which includes notes receivables and accounts receivables of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in ASU 2016-13 are an improvement because they eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. ASU 2016-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted as of the fiscal years beginning after December 15, 2018. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). We are currently evaluating the impact this guidance will have on our consolidated financial statements but do not expect it to have a significant impact when adopted.

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

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. We do not expect this amendment to have a significant impact on our consolidated financial statements when adopted in 2017.

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

The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. We have evaluated the impact of this new standard and do not expect it to have an impact on the consolidated financial statements when adopted in 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We continue to evaluate the impact of our adoption of this new standard in 2019 and although we do expect this to have an effect on our consolidated financial statements as we have an operating lease that will be added to the consolidated balance sheet, we do not expect it to be material.

The FASB has issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We continue to evaluate the impact of our adoption of this new standard in 2018 but we do not expect this to have a significant effect on our rental revenue in our consolidated financial statements since our rental revenue relates to triple net leases and we are still evaluating the impact this may have on our non-lease components, resident services and fee income.

3. Investments in Real Estate Properties

As of December 31, 2016 and 2015, investments in real estate properties including those held by our consolidated subsidiaries and, excluding assets contributed to the SUL JV were as follows:

	2016	2015

Land	$5,548,000	$6,932,000
Buildings and improvements	58,450,000	73,181,000
Less: accumulated depreciation	(7,011,000)	(5,842,000)
Buildings and improvements, net	51,439,000	67,339,000
Furniture and fixtures	6,165,000	7,086,000
Less: accumulated depreciation	(4,413,000)	(3,515,000)
Furniture and fixtures, net	1,752,000	3,571,000
Real estate properties, net	$58,739,000	$77,842,000

Depreciation expense for the years ended December 31, 2016 and 2015 was approximately $3.4 million and $3.9 million, respectively.

As of December 31, 2016, our portfolio consisted of 10 properties which were 100% leased to the tenants of the related facilities. The following table (excluding the 19 properties of our unconsolidated equity-method investments) provides summary information regarding our properties as of December 31, 2016:

Property	Location	Date Purchased	Type(2)	Purchase Price	Loans Payable, excluding debt discounts	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,916,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,312,000	63
Friendship Haven Healthcare and Rehabilitation Center (1)	Galveston County, TX	September 14, 2012	SNF	15,000,000	6,978,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	7,189,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,757,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	7,326,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,796,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	4,053,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,419,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65

Total:				$68,865,000	$53,546,000	764

(1)	We became the licensed operator and tenant of the facility on May 1, 2014 (Friendswood TRS). Upon becoming the licensed operator and tenant of the facility, we entered into a management agreement with an affiliate of Stonegate Senior Living (“Stonegate”). As of December 31, 2016, we terminated the management agreement with Stonegate and entered into a new three year management agreement with HMG Services, L.L.C. (see Note 9).

(2)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Friendswood TRS

On May 1, 2014, we became the licensed operator and tenant of the Friendship Haven facility through Friendswood TRS. Upon becoming the licensed operator and tenant of the facility, we entered into a management agreement with an affiliate of Stonegate Senior Living (“Stonegate”). As of December 31, 2016, we terminated the management agreement with Stonegate and entered into a new three year management agreement with HMG Services, L.L.C. (“HMG”), whereby HMG will receive a management fee up to 5% of the adjusted gross revenues, as defined, from operations of the facility (see Note 9).

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for properties owned as of December 31, 2016 are as follows:

Years ending December 31,
2017	$5,215,000
2018	5,326,000
2019	5,440,000
2020	5,556,000
2021	5,674,000
Thereafter	39,002,000
$66,213,000

This schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases, tenant reimbursements, and the rental revenues for the tenant (Friendswood TRS) of Friendship Haven.

Acquisitions - 2016

None

Acquisitions - 2015

The following acquisitions were accounted for as asset acquisitions:

Front Royal, Virginia

On January 23, 2015, we acquired an 84-bed assisted living facility in Front Royal, Virginia (“Loving Arms”) for a total purchase price of $14.3 million, which was funded through cash on hand plus a collateralized loan. Loving Arms is leased under a 15-year triple net lease.

Loving Arms was contributed to the SUL JV in April 2015 (see Note 11).

Wisconsin Properties

On November 3, 2015, we acquired the Cottage Properties, four separate assisted living facilities in Wisconsin for an aggregate purchase price of $18.4 million, which was funded through cash on hand plus a collateralized loan. The properties are leased under 12-year triple net leases.

The Cottage Properties were contributed to the SUL JV in December 2015 (see Note 11).

Littleton, New Hampshire

On November 17, 2015, we acquired Riverglen House, a 59-bed assisted living facility located in Littleton, New Hampshire, (“Riverglen”) for a purchase price of $8.5 million, which was funded through cash on hand plus a collateralized loan. The Riverglen property is leased pursuant to a 15-year triple net lease.

Riverglen was contributed to the SUL JV in April 2016 (see Note 11).

4. Loans Payable

In April 2015, we contributed six wholly-owned limited liability companies (collectively, the “JV 2 Properties”) to the SUL JV. As part of the contribution of the JV 2 Properties, approximately $30.4 million of loans payable were transferred to the SUL JV upon disposition of the JV 2 Properties (approximately $10.6 million from GE Capital Corporation and $19.8 million from The PrivateBank and Trust Company). In April 2016, we contributed Riverglen, including the related loan payable of approximately $4.7 million, to the SUL JV. In October 2016, we sold Medford, which included the loan payable to Lancaster Pollard (insured by HUD) for approximately $6.7 million. See Notes 5 and 11 for further information regarding the contribution and disposition of real estate properties.

As of December 31, 2016 and 2015, loans payable consisted of the following:

	December 31, 2016	December 31, 2015
Loan payable to Healthcare Financial Solutions, LLC (formerly GE Capital) in monthly interest only installments of approximately $11,000, including interest at LIBOR (floor of 0.50%) plus 4.0% (5.0% and 4.5% at December 31, 2016 and 2015, respectively), due in October 2018, and as of December 31, 2016 and 2015, collateralized by Sundial Assisted Living.	$2,800,000	$2,800,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $51,000, including interest at LIBOR (floor of 0.75%) plus 6.50% (7.25% as of December 31, 2016 and 2015) due in October 2019, collateralized by Friendship Haven.	6,978,000	7,000,000

Loan payable to HHF (insured by HUD) in monthly installments of approximately $21,000, including interest, at fixed interest rate of 4.25% due in April 2054, collateralized by Riverglen.	—	4,728,000

Loans payable to Lancaster Pollard (insured by HUD) in monthly installments of approximately $238,000, including interest, ranging from a fixed rate of 3.70% to 3.78%, due in September 2039 through January 2051, and as of December 31, 2016 collateralized by Sheridan, Fernhill, Pacific Health, Shelby, Hamlet, Carteret, Aledo and Danby and as of December 31, 2015 collateralized by Sheridan, Fernhill, Pacific Health, Medford, Shelby, Hamlet, Carteret, Aledo and Danby.	43,768,000	51,372,000
	53,546,000	65,900,000
Less debt discounts	(1,829,000)	(2,270,000)
Total loans payable	$51,717,000	$63,630,000

We have total debt obligations of approximately $53.5 million that will mature between 2018 and 2051. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of December 31, 2016 we were in compliance with all of our debt covenants or have received waivers.

In connection with our loans payable, we incurred debt issuance costs. The unamortized balance of the debt discounts totals $1.8 million and $2.3 million, as of December 31, 2016 and 2015 (retrospectively reclassified as of January 1, 2016 – see Note 2), respectively. These debt discounts are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the years ended December 31, 2016 and 2015, approximately $0.1 million and $0.4 million, respectively, of debt discounts were amortized and included in interest expense in our consolidated statements of operations.

During the years ended December 31, 2016 and 2015, we incurred approximately $2.9 million and $3.3 million, respectively, of interest expense related (excluding debt discounts amortization) to our loans payable.

The principal payments due on the loans payable (excluding debt discounts) for each of the five following years and thereafter ending December 31 are as follows:

Year	Principal Amount
2017	$1,028,000
2018	3,771,000
2019	7,724,000
2020	986,000
2021	1,024,000
Thereafter	39,013,000
$53,546,000

The following information notes the loan activity for the years ended December 31, 2016 and 2015:

Healthcare Financial Solutions, LLC (formerly known as GE Capital Corporation (“GE”)

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

On October 30, 2015, the GE loan agreement for the Sundial Assisted Living property located in Redding was amended and restated. The amended loan is with Healthcare Financial Solutions, LLC (“HFS” (formerly GE)). The loan is interest only through January 2017 and then the loan payments increase to approximately $15,000 a month, including interest. The principal payment portion of this loan payment commencing February 2017 will be held in a sinking fund until the maturity date. If the loan is refinanced prior to the maturity date, the loan payments in the sinking fund will be released to the Company, otherwise at maturity date the loan payments in the sinking fund will be released to the lender and applied to the outstanding principal. Additionally, the loan is collateralized by the property and cross-guaranteed with several properties owned by the SUL JV.

Oxford Finance, LLC

On October 6, 2015, we refinanced our existing GE loan for the Friendship Haven facility with a secured term loan agreement with Oxford. The loan was interest only through October 2016 and then the loan payments increased to approximately $51,000 a month, including interest. Prior to the maturity date, we can prepay the loan, in whole, subject to certain terms and by paying an exit fee as further described in the loan agreement.

Housing and Healthcare Finance, LLC (“HHF”)

On November 17, 2015, in conjunction with the purchase of Riverglen (see Note 3), we entered into a Modification, Release, and Assumption Agreement with HHF and assumed the outstanding HUD insured loan. On April 29, 2016, Riverglen was contributed to the SUL JV (see Notes 3, 5 and 11).

As of December 31, 2016, we had no borrowings from HHF.

Lancaster Pollard Mortgage Company, LLC

HUD Aledo Loan

On October 6, 2015, we refinanced our existing GE Healthcare Loan for the Brookstone of Aledo facility with Lancaster Pollard. The HUD Aledo Loan is insured by HUD and collateralized by the Brookstone of Aledo facility. The loan bears interest at a fixed rate of 3.70%, plus 0.65% for mortgage insurance premiums, for the life of the loan. The loan matures in November 2050 and amortizes over 35 years. The note contains a prepayment penalty of 10% in year 1, which reduces each year by 100 basis points, until there is no longer a prepayment penalty beginning in year 11. As of December 31, 2016 and 2015, the outstanding balance was approximately $7.3 million and $7.4 million, respectively.

HUD Danby Loan

On December 21, 2015, we refinanced our existing PrivateBank loan for the Danby House facility with Lancaster Pollard. The HUD Danby Loan is insured by HUD and collateralized by the Danby House facility. The loan bears interest at a fixed rate of 3.74%, plus 0.65% for mortgage insurance premiums, for the life of the loan. The loan matures in January 2051 and amortizes over 35 years. The note contains a prepayment penalty of 10% in year 1, which reduces each year by 100 basis points, until there is no longer a prepayment penalty beginning in year 11. As of December 31, 2016 and 2015, the outstanding balance was approximately $7.8 million and $7.9 million, respectively.

All of the HUD loans are subject to customary representations, warranties and ongoing covenants and agreements with respect to the operation of the facilities, including the provision for certain maintenance and other reserve accounts for property tax, insurance, and capital expenditures, with respect to the facilities all as described in the HUD agreements. These reserves are included in restricted cash on our consolidated balance sheets.

5. Equity-Method Investments

SUL JV

In April 2015, we formed the SUL JV, which is owned 10% by the Operating Partnership and 90% by Best Years. The SUL JV will continue until an event of dissolution occurs, as defined in the SUL LLC Agreement. We account for our investment using the equity-method.

In conjunction with the formation of the SUL JV in April 2015, the Operating Partnership contributed to the SUL JV all of the JV 2 Properties (see Note 11). This contribution increased our equity-method investment by approximately $1.0 million.

In April 2015, the Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the JV 2 Properties due to cash restrictions related to the loans payable for the contributed JV 2 Properties. As of December 31, 2016 and 2015, the receivable of $362,000 due from the JV 2 properties is included in tenant and other receivables on our consolidated balance sheets.

In October 2015, the SUL JV acquired four additional properties located in Texas which increased our equity-method investment by approximately $0.8 million.

On December 24, 2015, we contributed the Cottage Properties, which we had acquired in November 2015, to the SUL JV (see Notes 3 and 11). This contribution increased our equity-method investment by approximately $0.5 million.

On April 29, 2016, we contributed Riverglen located in Littleton, New Hampshire (see Note 3) to the SUL JV. This contribution resulted in the SUL JV owning Riverglen and, therefore, Riverglen is no longer consolidated in our consolidated financial statements as of April 29, 2016. The aggregate net value of Riverglen at the date of the contribution was approximately $3.9 million, which approximated the Operating Partnership’s carrying value on the date of contribution (total assets were approximately $9.2 million less liabilities of approximately $5.3 million, which included approximately $4.7 million in a HUD insured loan payable (see Note 4)). Concurrent with the contribution of Riverglen, Best Years contributed cash to the SUL JV in the amount of approximately $3.4 million and the Operating Partnership received cash of approximately $3.4 million from the SUL JV, not including approximately $0.2 million we had received in 2015 for reimbursed acquisition costs related to Riverglen. This contribution increased our equity-method investment by approximately $0.4 million.

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

As of December 31, 2016 and 2015, the Operating Partnership has recorded an additional distributions receivable resulting from the SUL JV operations of approximately $365,000 and $179,000, respectively. This is included in tenant and other receivables on our consolidated balance sheets. For the years ended December 31, 2016 and 2015, we received approximately $526,000 and $109,000, respectively, in cash distributions, of which $211,000 and $88,000, respectively, is included in our cash flows from operating activities in tenant and other receivables and $315,000 and $21,000, respectively, is included in our cash flows from investing activities, respectively.

We serve as the manager of the SUL JV and provide management services in exchange for fees and reimbursements (see Note 7). Total acquisition and asset management fees earned in connection with the SUL JV were approximately $0.5 million and $0.6 million for years ended December 31, 2016 and 2015, respectively, and are included in acquisition and asset management fees in the consolidated statements of operations.

As of December 31, 2016 and 2015, the balance of our equity-method investment related to the SUL JV was approximately $3.8 million and $2.2 million, respectively.

The results of operations of our equity-method investment in the SUL JV are summarized below:

	Year Ended December 31, 2016	Period Ended December 31, 2015
Revenue	$12,391,000	$3,825,000
Income from operations	$6,404,000	$2,129,000
Net Income	$2,114,000	$879,000
Summit equity interest in SUL JV net income	$211,000	$88,000

Summit Fantasia Holdings, LLC

In September 2016, we formed the Fantasia JV, which is owned 20% by the Operating Partnership and 80% by Fantasia. The Fantasia JV will continue until an event of dissolution occurs, as defined in the Fantasia LLC Agreement. We account for our investment using the equity-method.

On October 31, 2016, through the Fantasia JV, we acquired a 20% interest in two senior housing facilities, an AL/MC facility located in Citrus Heights, California and an MC facility located in Corvallis, Oregon, for a total aggregate purchase price of $23 million for the properties, which was funded through capital contributions from the members of the Fantasia JV plus the proceeds from a collateralized loan. The facilities consist of a total of 126 licensed beds, and will be operated by and leased to a third party operator.

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

We serve as the manager of the Fantasia JV and provide management services in exchange for fees and reimbursements (see Note 7). Under the Fantasia LLC Agreement, as the manager, we are paid an acquisition fee upon closing of an acquisition, as defined in the Fantasia LLC Agreement, based on the purchase price paid for the properties. Additionally, we are paid on a quarterly basis an annual asset management fee equal to 0.75% of the initial capital contribution of the members. Total acquisition and asset management fees earned in connection with the Fantasia JV were approximately $65,000 for year ended December 31, 2016 and are included in acquisition and asset management fees in the consolidated statements of operations.

As of December 31, 2016, the Operating Partnership has recorded distributions receivable from Fantasia JV of approximately $31,000, respectively. This is included in tenant and other receivables on our consolidated balance sheets.

As of December 31, 2016, the balance of our equity-method investment related to Fantasia JV was approximately $1.2 million.

6. Receivables

Notes Receivable

Fernhill Note

In September 2014, we loaned approximately $140,000 to the operator of the Fernhill facility for certain property improvements at a fixed rate of interest of 6% payable in monthly installments through January 2019. As of December 31, 2016 and 2015, the balance on the note was approximately $0.1 million.

Nantucket Note - Sale of VIE

On January 7, 2015, through our Operating Partnership, we sold Sherburne Commons to The Residences at Sherburne Commons, Inc. (“Sherburne Buyer”), an unaffiliated Massachusetts non-profit corporation, in exchange for $5.0 million, as evidenced by a purchase money note from Sherburne Buyer to us as the lender. During January 2015, we recorded a loss on disposition of approximately $1.7 million related to this previously consolidated VIE, which is included in loss on discontinued operations on the consolidated statements of operations.

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

As of December 31, 2016, we have not collected any funds related to the principal on the note and the net carrying amount of the note receivable was approximately $4.7 million. For the years ended December 31, 2016 and 2015, we received interest payments from the note of approximately $158,000 and $169,000, respectively, which is recorded as interest income from notes receivable in our consolidated statements of operations.

Tenant and Other Receivables, net

Tenant and other receivables, net consists of:

	December 31, 2016	December 31, 2015
Accounts receivable from resident services, net of allowance for doubtful accounts of $233,000 and $309,000, respectively	$866,000	$1,002,000
Straight-line rent receivables	2,384,000	2,143,000
Distribution receivables from equity-method investments	396,000	219,000
Receivable from JV 2 properties	362,000	362,000
Other receivables	254,000	87,000
Total	$4,262,000	$3,813,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through March 31, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of December 31, 2016 and 2015, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our consolidated balance sheets.

As of December 31, 2016 and 2015, we had the following receivables and reserves:

	Receivables	Reserves	Balance
Organizational and offering costs	$738,000	$(738,000)	$-
Asset management fees and expenses	32,000	(32,000)	-
Operating expenses (direct and indirect)	189,000	(189,000)	-
Operating expenses (2%/25% Test)	1,717,000	(1,717,000)	-
Total Real Estate Properties	$2,676,000	$(2,676,000)	$-

SUL JV

See Notes 1 and 5 for further discussion of related party distributions and acquisition and asset management fees related to the SUL JV.  In 2015, we had received approximately $0.2 million in advance from the SUL JV related to our acquisition of Riverglen which was included in accounts payable and accrued liabilities on the consolidated balance sheets and in 2016, were reallocated as part of the contribution of Riverglen (see Notes 3 and 11).

Summit Fantasia Holdings, LLC

See Notes 1 and 5 for further discussion of distributions and acquisition and asset management fees related to Fantasia JV.

8. Concentration of Risk

Our cash is generally invested in investment-grade short-term instruments. As of December 31, 2016, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of December 31, 2016, we owned one property in California, three properties in Oregon, four properties in North Carolina, one property in Texas, and one property in Illinois. Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the year ended December 31, 2016, we leased our 10 healthcare properties to four different tenants under long-term triple net leases, two of which comprise 56% and 33% percent of our tenant rental revenue. For the year ended December 31, 2015, we leased our 12 healthcare properties to six different tenants under long-term triple net leases, two of which comprise 49% and 29% of our tenant rental revenue.

As of December 31, 2016 and 2015, we have one tenant that constitutes a significant asset concentration, as the net assets of the tenant exceeds 20% of our total assets.

9. Commitments and Contingencies

We inspect our properties under a Phase I assessment for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our consolidated financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Our commitments and contingencies include the usual obligations of real estate owners and licensed operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial condition, results of operations and cash flows. We are also subject to contingent losses resulting from litigation against the Company.

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On April 17, 2014, Judge Nakamura denied in its entirety plaintiffs’ ex parte application for a temporary restraining order to show cause why a preliminary injunction against the defendants should not issue.  On May 19, 2014, the Company filed a counter claim against plaintiffs and certain individuals affiliated with CRA and affiliated entities. The Company continues to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself. Plaintiffs and defendants are conducting discovery. We have filed motions for summary adjudication on CRA’s claims against us and the other defendants and our claims against CRA.  No hearing has been set or held on these motions to date. A trial is scheduled to start May 15, 2017.

A bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC or Healthcare Real Estate Qualified Purchasers Fund, LLC. Following the dismissal of the involuntary bankruptcy petition filed against it, in the United States Bankruptcy Court of the District of Delaware HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company. At a status hearing, the Bankruptcy Court expressed concern about HCRE commencing this litigation and urged the parties to mediate the issues. A mediation was held but the parties did not reach a settlement. The Company believes that all of HCRE’s claims are without merit and will vigorously defend itself.

Lake Forest Lease

We entered into a lease agreement, as amended, for corporate office space located in Lake Forest, California, which expires in April 2022. Lease payments for the next five years and thereafter are as follows:

Year	Lease payments
2017	$82,000
2018	89,000
2019	100,000
2020	104,000
2021	108,000
Thereafter	36,000
$519,000

Friendship Haven and HMG Services Management Agreement

As of January 1, 2017, as part of our new three year management agreement with HMG Services, L.L.C. (“HMG”) (see Note 3) the agreement is cancellable by either party with written notice, as defined in the agreement. However, if we terminate the agreement within one year, we are obligated to pay a termination fee up to three times the highest monthly management fee paid to HMG prior to the termination. For 2017, we expect the termination fee could be approximately $85,000.

Medford Purchase Option

Our property, Farmington Square in Medford, Oregon, was subject to a purchase option providing the option holder with the right to purchase the property at increasing exercise price intervals based on elapsed time, starting at $10.8 million through October 2016. The option holder exercised the option and, on October 31, 2016, the property was sold to the option holder. See Note 11 for further information.

Purchase Agreement

In November 2013, a limited liability company entered into a build-to-suit purchase agreement whereby it agreed to purchase a 70-unit assisted living facility in Athens, Georgia for approximately $12.4 million upon substantial completion of the facility. In the event the limited liability company did not purchase the building as provided for in the purchase agreement, it would be required to lease the facility from the seller for a ten-year term at an annual rent amount equal to 8% of the cost of the facility. We guaranteed the payments associated with that lease, however, in June 2016, the building was purchased by an independent third-party, our guarantee was terminated and we are no longer under any obligation under this purchase agreement.

Indemnification and Employment Agreements

The Company has entered into indemnification agreements with certain officers and directors of the Company against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by him or her in connection with any proceeding. Additionally, in September 2015, the Company entered into three-year employment agreements with its officers which include customary terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a cash payment following a change in control of the Company, as defined in such agreements. In September 2016, the Compensation Committee approved a 2016 executive compensation plan.

Management of the SUL JV and the Fantasia JV

As the manager of the SUL JV and the Fantasia JV, we are responsible for managing the day-to-day operations of the SUL JV and the Fantasia JV and are, thus, subject to contingencies that may arise in the normal course of the their operations. Additionally, we could be subject to a capital call from our equity-method investees.

10. Equity

Common Stock

Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Distributions

Our distribution reinvestment plan was suspended indefinitely effective December 31, 2010. At this time, we cannot provide any assurance as to if or when we will resume distributions or our distribution reinvestment plan. We did not pay any distributions to stockholders for the years ended December 31, 2016 and 2015.

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

We may grant non-qualified stock options and incentive stock options, stock appreciation rights, restricted stock and restricted stock units, and performance based compensation awards. Stock options granted under the Incentive Plan are required to have a per share exercise price that is not less than 100% of the fair market value of our common stock underlying such stock options on the date an option is granted (other than in the case of options that are substitute awards). All stock options that are intended to qualify as incentive stock options must be granted pursuant to an award agreement expressly stating that the option is intended to qualify as an incentive stock option, and will be subject to the terms and conditions that comply with the rules as may be prescribed by Section 422 of the Code. The maximum term for stock options granted under the Incentive Plan will be ten years from the initial date of grant.

The Incentive Plan provides that the total number of shares of common stock that may be issued is 3,000,000, of which, 2,600,000 is available for future issuances as of December 31, 2016.

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

We did not issue any stock options in 2016. See Note 13 for further information.

Employee and Director Incentive Stock Plan

The Employee and Director Incentive Stock Plan (the “Director Plan”) terminated in December 2014. As of December 31, 2016, there are no shares outstanding under the Director Plan.

The following table summarizes our stock options as of December 31, 2016 and 2015:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	40,000		$8.00
Granted	500,000		1.72
Exercised	—
Cancelled/forfeited	—
Options outstanding at December 31, 2015	540,000		2.19
Granted	—	$
Exercised	—
Cancelled/forfeited	(140,000)		3.51
Options outstanding at December 31, 2016	400,000		$1.72	8.97	$320,000

Options exercisable at December 31, 2016	265,333		$1.72	8.97	$212,000

For our outstanding non-vested options as of December 31, 2016, the weighted average grant date fair value per share was $0.20. As of December 31, 2016, we have approximately $27,000 of unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, which is expected to be recognized in 2017.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The stock-based compensation expense reported for the years ended December 31, 2016, and 2015 was $28,000 and $33,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

11. Dispositions

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. As of December 31, 2016 and 2015, we did not have any assets that were considered held for sale.

On January 7, 2015, we sold the Sherburne Commons property. We recorded approximately $1.7 million as a loss on disposition during the year ended December 31, 2015. See Note 6 for further information.

Disposal of real estate

In April 2015, we contributed the JV 2 Properties to the SUL JV (see Notes 3, 4 and 5).

The transaction had the following effect to reduce our consolidated assets and liabilities:

Real estate properties	$(40,391,000)
Other assets	(832,000)
Loans payable, net	30,133,000
Other liabilities	1,182,000
Total contribution:	$9,908,000

We recorded a gain of approximately $1.0 million during the quarter ended September 30, 2015 related to the disposition of the JV 2 Properties contributed to the SUL JV.

In December 2015, we contributed the Cottage Properties to the SUL JV which were acquired by us in November 2015 (see Notes 3 and 5). The aggregate net value of the Cottage Properties that were contributed was approximately $5.4 million, which approximated the Operating Partnership’s carrying value on the date of contribution (total assets were approximately $19.5 million less liabilities of approximately $14.1 million, which included approximately $13.5 million in loans payable).

On April 29, 2016, we contributed Riverglen to the SUL JV (see Notes 3 and 4). This contribution resulted in the SUL JV owning Riverglen and, therefore, Riverglen is no longer consolidated in our consolidated financial statements as of April 29, 2016. The aggregate net value of Riverglen at the date of the contribution was approximately $3.9 million, which approximated the Operating Partnership’s carrying value on the date of contribution (total assets were approximately $9.2 million less liabilities of approximately $5.3 million, which included approximately $4.7 million in a HUD insured loan payable (see Note 4)). Concurrent with the contribution of Riverglen, Best Years contributed cash to the SUL JV in the amount of approximately $3.4 million and the Operating Partnership received cash of approximately $3.4 million from the SUL JV, not including approximately $0.2 million we had received in 2015 for reimbursed acquisition costs related to Riverglen. This contribution increased our equity-method investment by approximately $0.4 million.

Medford Purchase Option and Sale

In September 2016, the option holder for our Medford property (see Note 9) provided notice to purchase the property. On October 31, 2016, we sold the Medford property. The total sale price was $10.8 million, of which we received approximately $3.8 million in cash. The aggregate carrying value of Medford at the date of the sale was approximately $1.3 million, (total assets were approximately $8.0 million less liabilities of approximately $6.7 million, which included approximately $6.7 million in a HUD insured loan payable). As a result of the sale, as of November 1, 2016, Medford is longer consolidated in our consolidated financial statements. Additionally, in October 2016, we recorded a net gain of approximately $2.8 million related to the sale.

12. Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2016 and 2015, we operate in one reportable segment: healthcare real estate. We are managed as one segment, rather than multiple segments for internal purposes and for internal decision making.

13. Subsequent Events

Summit Fantasia Holdings, LLC

On December 23, 2016, through our Operating Partnership, we entered into a limited liability company agreement (as such agreement may be amended from time to time, the “Fantasia II LLC Agreement”) with Fantasia and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements.

On February 28, 2017, through the Fantasia II JV, we acquired a 20% interest in two SNF senior housing facilities, located in Rhode Island, for a total aggregate purchase price of $27 million for the properties, which was funded through capital contributions from the members of the Fantasia II JV plus the proceeds from a collateralized loan. The facilities consist of a total of 318 licensed beds, and will be operated by and leased to a third party operator.

Under the Fantasia II LLC Agreement, net operating cash flow of the Fantasia JV will be distributed quarterly, first to the Operating Partnership and Fantasia pari passu until each member has received an amount equal to its accrued, but unpaid 8% return, and thereafter 70% to Fantasia and 30% to the Operating Partnership. All capital proceeds from the sale of the properties held by the Fantasia II JV, a refinancing or another capital event, will be paid first to the Operating Partnership and Fantasia pari passu until each has received an amount equal to its accrued but unpaid 8% return plus its total capital contribution, and thereafter 70% to Fantasia and 30% to the Operating Partnership.

We serve as the manager of the Fantasia II JV and provide management services in exchange for fees and reimbursements. Under the Fantasia II LLC Agreement, as the manager, we are paid an acquisition fee upon closing of an acquisition, as defined in the agreement, based on the purchase price paid for the properties. Additionally, we are paid on a quarterly basis an annual asset management fee equal to 0.75% of the initial capital contribution of the members.

We contributed approximately $1.9 million for the acquisition.

Issuance of Stock Options

On January 1, 2017, the Compensation Committee of the Board of Directors approved the issuance of 39,000 stock options to our employees and 60,000 stock options to our directors. The stock options will be granted under the Incentive Plan (see Note 10), will vest monthly over three years and expire 10 years from the grant date. Additionally, in March 2017, a total of approximately 183,000 stock options were issued to the executives as part of their performance bonus arrangement. The options will vest over two years and expire 10 years from the grant date.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

Date: March 29, 2017	By:	/s/ Kent Eikanas
Kent Eikanas
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2017.

Name	Title

/s/ Kent Eikanas	President
Kent Eikanas	(Principal Executive Officer)

/s/ Elizabeth A. Pagliarini	Chief Financial Officer
Elizabeth A. Pagliarini	(Principal Financial Officer)

/s/ J. Steven Roush	Director
J. Steven Roush

/s/ Suzanne Koenig	Director
Suzanne Koenig

/s/ Kent Eikanas	Director
Kent Eikanas

EXHIBIT INDEX

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)).

3.3	Articles of Amendment of Cornerstone Core Properties REIT, Inc. dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of Cornerstone Core Properties REIT, Inc. dated June 30, 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

10.1	Second Amendment to the Loan Agreement among The PrivateBank and Trust Company and Summit Monte Vista, LLC, Summit Lamar, LLC, Summit Myrtle Point, LLC and Summit Front Royal, LLC dated January 23, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 29, 2015).

10.2	Limited Liability Company Agreement of Summit Union Life Holdings, LLC between Summit Healthcare Operating Partnership, LP and Best Years, LLC dated as of April 7, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2015).

10.3	Assignment and Assumption of Limited Liability Company Membership Interests made by Summit Healthcare Operating Partnership, LP and Summit Union Life Holdings, LLC dated as of April 28, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 1, 2015).

10.4	Employment Agreement, dated as of September 23, 2015, between Kent Eikanas and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.5	Employment Agreement, dated as of September 23, 2015, between Elizabeth Pagliarini and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.6	Healthcare Facility Note with respect to HUD – insured loans between HP Aledo, LLC and Lancaster Pollard Mortgage Company, LLC dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.7	Healthcare Regulatory Agreement – Borrower between HP Aledo, LLC and HUD dated October 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.8	Term Loan and Security Agreement between Oxford Finance LLC and CHP Friendswood SNF, LLC dated October 6, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.9	Healthcare Regulatory Agreement – Borrower between HP Winston-Salem, LLC and HUD dated December 16, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2015).

10.10	Second Amendment to Limited Liability Company Agreement of Summit Union Life Holdings, LLC dated as of December 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2015).

10.11	Assignment and Assumption of Limited Liability Company Membership Interests made by Summit Healthcare Operating Partnership, LP and Summit Union Life Holdings, LLC dated as of December 24, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 30, 2015).

10.12	Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed on September 28, 2015).

10.13	Agreement of Limited Partnership of Cornerstone Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-121238) filed on August 30, 2005).

10.14	Cornerstone Healthcare Partners LLC Operating Agreement dated June 11, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.15	Assignment of Option Right Agreement effective December 24, 2012 between Pacific Gardens Estates, LLC and CHP Tigard, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2012).

10.16	Purchase and Sale Agreement effective January 28, 2013 and assigned to HP Aledo, LLC on July 2, 2013 between Cornerstone Healthcare Real Estate Fund, Inc. and Aledo Senior Housing, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2013).

10.17	Office Building Lease between Olen Commercial Realty Corp. and the Company dated April 4, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2014).

10.18	Indemnification Agreement dated July 31, 2014 by and between the Company and Kent Eikanas (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2014).

10.19	Indemnification Agreement dated September 2, 2014 by and between the Company and Elizabeth Pagliarini (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2014).

10.20	Healthcare Facility Note (incorporated by reference to the form of such note on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2014).

10.21	Lease Agreement between CHP Portland, LLC, CHP Tigard, LLC and Sheridan Care Center LLC, and SNF Management, LLC dated September 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

10.22	Term Loan and Security Agreement, dated September 22, 2014, by and among Summit Lamar, LLC, Summit Monte Vista, LLC and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2014 and Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 13, 2014), as amended by that First Amendment to Term Loan and Security Agreement, dated October 31, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2014).

10.23	Healthcare Facility Note (incorporated by reference to the form of such note on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2014).

10.24	Healthcare Regulatory Agreement (incorporated by reference to the form of such agreement on Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 2, 2014).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Current Report on Form 8-K filed on June 23, 2014).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Martin Starnes & Associates CPA’s, P.A. (filed herewith).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	WPH Salem, LLC Combined Financial Statements as of and for the years ended December 31, 2016 and 2015 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document