Form 10-Q
period 2017-03-31
Summit Healthcare REIT, Inc
filed 2017-05-11
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☒ No

As of May 9, 2017, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Cash and cash equivalents	$8,851,000	$10,757,000
Restricted cash	3,991,000	3,806,000
Real estate properties, net	58,040,000	58,739,000
Notes receivable	4,793,000	4,801,000
Deferred costs and deposits	26,000	240,000
Tenant and other receivables, net	4,226,000	4,262,000
Deferred leasing commissions, net	1,378,000	1,413,000
Other assets, net	215,000	290,000
Equity-method investments	6,834,000	5,095,000
Total assets	$88,354,000	$89,403,000

LIABILITIES AND EQUITY

Accounts payable and accrued liabilities	$2,712,000	$2,979,000
Accrued salaries and benefits	166,000	256,000
Security deposits	1,208,000	1,208,000
Loans payable, net of debt issuance costs	51,508,000	51,717,000
Total liabilities	55,594,000	56,160,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at March 31, 2017 and December 31, 2016	23,000	23,000
Additional paid-in capital	117,274,000	117,243,000
Accumulated deficit	(85,279,000)	(84,767,000)
Total stockholders’ equity	32,018,000	32,499,000
Noncontrolling interest	742,000	744,000
Total equity	32,760,000	33,243,000
Total liabilities and equity	$88,354,000	$89,403,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental revenues	$1,423,000	$1,842,000
Resident services and fee income, net	2,304,000	2,143,000
Tenant reimbursements and other income	190,000	225,000
Acquisition and asset management fees	178,000	54,000
Interest income from notes receivable	44,000	30,000
	4,139,000	4,294,000
Expenses:
Property operating costs	431,000	485,000
Resident services costs	1,630,000	1,757,000
General and administrative	1,249,000	927,000
Depreciation and amortization	743,000	973,000
	4,053,000	4,142,000
Operating income	86,000	152,000

Income from equity-method investees	84,000	46,000
Other income	19,000	31,000
Interest expense	(689,000)	(815,000)
Net loss	(500,000)	(586,000)
Noncontrolling interests’ share in net income	(12,000)	(17,000)
Net loss applicable to common stockholders	$(512,000)	$(603,000)

Basic and diluted loss per common share:
Net loss applicable to common stockholders	$(0.02)	$(0.03)

Weighted average shares used to calculate basic and diluted net loss per common share	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Three Months Ended March 31, 2017

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2017	23,027,978	$23,000	$117,243,000	$(84,767,000)	$32,499,000	$744,000	$33,243,000
Stock-based compensation	—	—	31,000	—	31,000	—	31,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(14,000)	(14,000)
Net (loss) income	—	—	—	(512,000)	(512,000)	12,000	(500,000)
Balance — March 31, 2017	23,027,978	$23,000	$117,274,000	$(85,279,000)	$32,018,000	$742,000	$32,760,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(500,000)	$(586,000)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Amortization of debt issuance costs	34,000	34,000
Depreciation and amortization	743,000	973,000
Straight-line rents	(106,000)	(176,000)
Bad debt expense	46,000	35,000
Stock-based compensation expense	31,000	8,000
Income from equity-method investees	(84,000)	(46,000)
Change in operating assets and liabilities:
Restricted cash related to current activities	(5,000)	(90,000)
Tenant and other receivables, net	154,000	27,000
Other assets	133,000	133,000
Accounts payable and accrued liabilities	(214,000)	235,000
Accrued salaries and benefits	(90,000)	(203,000)
Net cash and cash equivalents provided by operating activities	142,000	344,000

Cash flows from investing activities
Restricted cash	(233,000)	25,000
Deferred costs and deposits	(3,000)	(224,000)
Real estate improvements	(5,000)	(55,000)
Investment in equity-method investees	(1,725,000)	6,000
Distributions received from equity-method investees	167,000	60,000
Payments from notes receivable	8,000	8,000
Net cash and cash equivalents used in investing activities	(1,791,000)	(180,000)

Cash flows from financing activities:
Payments of loans payable	(243,000)	(233,000)
Distributions paid to noncontrolling interests	(14,000)	(21,000)
Refunds of deferred financing costs	—	34,000
Net cash and cash equivalents used in financing activities	(257,000)	(220,000)
Net decrease in cash and cash equivalents	(1,906,000)	(56,000)
Cash and cash equivalents – beginning of period	10,757,000	6,603,000
Cash and cash equivalents – end of period	$8,851,000	$6,547,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$587,000	$734,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 100% of five properties, 95% of five properties, a 10% equity interest in an unconsolidated equity-method investment that holds 17 properties and a 20% equity interest in two unconsolidated equity-method investments that each holds two properties. Summit is a Maryland corporation, formed in 2004 under the General Corporation Law of Maryland for the purpose of investing in and owning real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, except where the context otherwise requires.

We conduct substantially all of our operations through Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), which is a Delaware limited partnership. As of March 31, 2017, we own a 99.88% general partner interest in the Operating Partnership, and Cornerstone Realty Advisors, LLC (“CRA”), a former affiliate, owns a 0.12% limited partnership interest. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.

Cornerstone Healthcare Partners LLC

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% non-controlling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated with our financial statements and owns five properties (the “JV Properties”).

As of March 31, 2017, we own a 95.3% interest in four of the JV Properties, and CHREF owns a 4.7% interest. We continue to own a 95% interest in the fifth JV Property, and CHREF owns a 5% interest.

Summit Union Life Holdings, LLC

On April 29, 2015, through our Operating Partnership, we entered into a limited liability company agreement (amended, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements (see Note 5). As of March 31, 2017 and December 31, 2016, we have a 10% interest in the SUL JV. As of March 31, 2017 and December 31, 2016, the SUL JV owned 17 properties.

Summit Fantasia Holdings, LLC

On September 27, 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2017 and December 31, 2016, we have a 20% interest in the Fantasia JV. As of March 31, 2017 and December 31, 2016, the Fantasia JV owned two properties.

Summit Fantasia Holdings II, LLC

On December 23, 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia II LLC Agreement”) with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2017, we have a 20% interest in the Fantasia II JV. As of March 31, 2017, the Fantasia II JV owned two properties.

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC (“SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia JV and Fantasia II JV, (collectively, our “Equity-Method Investments”), and provide management services in exchange for fees and reimbursements. All acquisition fees and asset management fees earned by us are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS. See Notes 5 and 7 for further information.

Friendswood TRS

Friendswood TRS (“Friendswood TRS”) is our wholly-owned TRS and the licensed operator and tenant of Friendship Haven Healthcare and Rehabilitation Center (“Friendship Haven”) (see Note 3).

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 29, 2017. There have been no material changes to our policies since that filing.

The accompanying condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2016 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 29, 2017 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2016 have been omitted in this report.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and CHP LLC (of which the Company owns 95%). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Recently Issued Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.

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

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. We are currently evaluating the impact this guidance will have on our condensed consolidated financial statements; however, once adopted, restricted cash will be presented with cash and cash equivalents in our condensed consolidated statements of cash flows and, at March 31, 2017, that amount was approximately $4.0 million.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We continue to evaluate the impact of our adoption of this new standard in 2019 and we estimate the effect on our condensed consolidated financial statements could be approximately $0.3 million, as we have an operating lease that will be added to the assets and liabilities of our condensed consolidated balance sheet. As generally accepted accounting principles for lessors remains mostly unchanged, we do not expect it to have an impact on our leases from our tenants.

The FASB has issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We continue to evaluate the impact of our adoption of this new standard in 2018 but we do not expect this to have a significant effect on our rental revenue in our condensed consolidated financial statements since our rental revenue relates to triple net leases, and we are still evaluating the impact this may have on our non-lease components, resident services and fee income.

3. Investments in Real Estate Properties

As of March 31, 2017 and December 31, 2016, our investments in our 10 real estate properties, which include those acquired through our subsidiaries and CHP, LLC, but excluding the 21 properties owned by our unconsolidated Equity-Method Investments, were as follows:

	March 31, 2017	December 31, 2016
Land	$5,548,000	$5,548,000
Buildings and improvements	58,455,000	58,450,000
Less: accumulated depreciation	(7,486,000)	(7,011,000)
Buildings and improvements, net	50,969,000	51,439,000
Furniture and fixtures	6,165,000	6,165,000
Less: accumulated depreciation	(4,642,000)	(4,413,000)
Furniture and fixtures, net	1,523,000	1,752,000
Real estate properties, net	$58,040,000	$58,739,000

For the three months ended March 31, 2017 and 2016, depreciation and amortization expense (excluding leasing commission amortization) was approximately $0.7 million and $0.9 million, respectively.

As of March 31, 2017, our portfolio consisted of 10 real estate properties which were 100% leased to the tenants of the related facilities. The following table provides summary information regarding our portfolio (excluding the 21 properties owned by our unconsolidated Equity-Method Investments) as of March 31, 2017:

Property	Location	Date Purchased	Type(2)	Purchase Price	Loans Payable, excluding debt issuance costs	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,882,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,282,000	63
Friendship Haven Healthcare and Rehabilitation Center (1)	Galveston County, TX	September 14, 2012	SNF	15,000,000	6,952,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	7,139,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,728,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	7,299,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,778,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	4,037,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,406,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65
Total:				$68,865,000	$53,303,000	764

(1)	We became the licensed operator and tenant of the facility on May 1, 2014 through Friendswood TRS. Upon becoming the licensed operator and tenant of the facility, we entered into a management agreement with an affiliate of Stonegate Senior Living (“Stonegate”). As of December 31, 2016, we terminated the management agreement with Stonegate and entered into a new three-year management agreement with HMG Services, L.L.C. (“HMG”), whereby HMG will receive a management fee up to 5% of the adjusted gross revenues, as defined, from operations of the facility (see Note 10).

(2)	SNF is an abbreviation for skilled nursing facility. AL is an abbreviation for assisted living facility. MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for our 10 real estate properties, which include those acquired through our subsidiaries and CHP, LLC, but excluding the 21 properties owned by our unconsolidated Equity-Method Investments, for the period from April 1, 2017 to December 31, 2017 and for each of the four following years and thereafter ending December 31 are as follows (1):

Years ending December 31,
April 1, 2017 to December 31, 2017	$3,917,000
2018	5,326,000
2019	5,440,000
2020	5,556,000
2021	5,674,000
Thereafter	39,017,000
$64,930,000

(1)	This schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases, tenant reimbursements, and the rental revenues for the tenant (Friendswood TRS) of Friendship Haven.

Leasing Commissions

As a self-managed REIT, we no longer pay leasing commissions. Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of March 31, 2017 and December 31, 2016, total costs incurred were $2.2 million and the unamortized balance of capitalized leasing commissions was approximately $1.4 million. Amortization expense for the three months ended March 31, 2017 and 2016 was $35,000 and $40,000, respectively.

4. Loans Payable

As of March 31, 2017 and December 31, 2016, loans payable consisted of the following:

	March 31, 2017	December 31, 2016
Loan payable to Healthcare Financial Solutions, LLC in monthly installments of approximately $15,000, including interest at LIBOR (floor of 0.50%) plus 4.0% (5.0% at March 31, 2017 and December 31, 2016, respectively), due in October 2018, and collateralized by Sundial Assisted Living.	$2,800,000	$2,800,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $51,000, including interest at LIBOR (floor of 0.75%) plus 6.50% (7.25% as of March 31, 2017 and December 31, 2016, respectively) due in October 2019, collateralized by Friendship Haven.	6,952,000	6,978,000

Loans payable to Lancaster Pollard (insured by HUD) in monthly installments of approximately $209,000, including interest, ranging from a fixed rate of 3.70% to 3.78%, due in September 2039 through January 2051, and collateralized by Sheridan, Fernhill, Pacific Health, Shelby, Hamlet, Carteret, Aledo and Danby.	43,551,000	43,768,000
	53,303,000	53,546,000
Less debt issuance costs	(1,795,000)	(1,829,000)
Total loans payable	$51,508,000	$51,717,000

As of March 31, 2017, we have total debt obligations of approximately $53.3 million that will mature between 2018 and 2051. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of March 31, 2017 we were in compliance with all of our debt covenants.

In connection with our loans payable, we incurred debt issuance costs. The unamortized balance of the debt issuance costs was approximately $1.8 million as of March 31, 2017 and December 31, 2016, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended March 31, 2017 and 2016, $34,000 and $34,000, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

During the three months ended March 31, 2017 and 2016, we incurred approximately $0.7 million and $0.8 million, respectively, of interest expense (excluding debt issuance costs amortization) related to our loans payable.

The principal payments due on the loans payable (excluding debt issuance costs) for the period from April 1, 2017 to December 31, 2017 and for each of the four following years and thereafter ending December 31 are as follows:

Year	Principal Amount
April 1, 2017 to December 31, 2017	$737,000
2018	3,820,000
2019	7,725,000
2020	986,000
2021	1,024,000
Thereafter	39,011,000
$53,303,000

The following information describes the loan activity for the three months ended March 31, 2017 and as of March 31, 2017 and December 31, 2016:

Healthcare Financial Solutions, LLC

We have an amended loan agreement for the Sundial Assisted Living property located in Redding with Healthcare Financial Solutions, LLC (“HFS”). See table above for further information. The loan was interest only through January 2017 and then the loan payments increased to approximately $15,000 a month, including interest. The principal payment portion of this loan payment commencing in February 2017 will be held in a sinking fund until maturity date. If the loan is refinanced prior to the maturity date, the loan payments in the sinking fund will be released to us, otherwise at maturity date, the loan payments in the sinking fund will be released to the lender and applied to the outstanding principal balance. Additionally, the loan is collateralized by the property and cross-guaranteed with several properties owned by the SUL JV, which will be released from the guarantee when the property is refinanced with a HUD insured loan or upon repayment at the maturity date.

Lancaster Pollard Mortgage Company, LLC

We have several properties with HUD insured loans from the Lancaster Pollard Mortgage Company, LLC (“Lancaster Pollard”). See table above for further information.

All of the HUD insured loans are subject to customary representations, warranties and ongoing covenants and agreements with respect to the operation of the facilities, including the provision for certain maintenance and other reserve accounts for property tax, insurance, and capital expenditures, with respect to the facilities all as described in the HUD agreements. These reserves are included in restricted cash on our condensed consolidated balance sheets.

Oxford Finance, LLC

We have a secured term loan agreement with Oxford Finance, LLC collateralized by the Friendship Haven facility. See table above for further information. Prior to the maturity date, we may prepay the loan, in whole, subject to certain terms and by paying an exit fee as further described in the loan agreement.

5. Equity-Method Investments

As of March 31, 2017 and December 31, 2016, the balance of our Equity-Method Investments were approximately $6.8 million and $5.1 million, respectively, and are as follows:

Summit Union Life Holdings, LLC

In April 2015, we formed the SUL JV, which is owned 10% by the Operating Partnership and 90% by Best Years. The SUL JV will continue until an event of dissolution occurs, as defined in the SUL LLC Agreement.

During 2015, we contributed our limited liability company interests in six properties (“JV 2 Properties”) to the SUL JV and retained a 10% interest in those six properties. Concurrent with this contribution, the Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the JV 2 Properties due to cash restrictions related to the loans payable for the contributed JV 2 Properties. As of March 31, 2017 and December 31, 2016, the receivable of $362,000 due from the JV 2 properties is included in tenant and other receivables on our condensed consolidated balance sheets. In April 2017, we received cash of approximately $122,000 related to this receivable.

Under the SUL LLC Agreement, as amended, net operating cash flow of the SUL JV will be distributed monthly, first to the Operating Partnership and Best Years pari passu up to a 9% to 10% annual return, as defined, and thereafter to Best Years 75% and the Operating Partnership 25%. All capital proceeds from the sale of the properties held by the SUL JV, a refinancing or another capital event will be paid first to the Operating Partnership and Best Years pari passu until each has received an amount equal to its accrued but unpaid 9% to 10% return plus its total contribution, and thereafter to Best Years 75% and the Operating Partnership 25%.

As of March 31, 2017 and December 31, 2016, the Operating Partnership has recorded distributions receivable from the SUL JV of approximately $353,000 and $365,000, respectively. This is included in tenant and other receivables on our condensed consolidated balance sheets. For the three months ended March 31, 2017 and 2016, we received approximately $206,000 and $106,000, respectively, in cash distributions, of which $63,000 and $46,000, respectively, is included in our cash flows from operating activities in tenant and other receivables and $143,000 and $60,000, respectively, is included in our cash flows from investing activities.

As of March 31, 2017, the balance of our equity-method investment related to the SUL JV was approximately $3.7 million.

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

As of March 31, 2017 and December 31, 2016, the Operating Partnership has recorded distributions receivable from Fantasia JV of approximately $46,000 and $31,000, respectively. This is included in tenant and other receivables on our condensed consolidated balance sheets. For the three months ended March 31, 2017, we received approximately $31,000 in cash distributions, of which $7,000 is included in our cash flows from operating activities in tenant and other receivables and $24,000 is included in our cash flows from investing activities.

As of March 31, 2017, the balance of our equity-method investment related to Fantasia JV was approximately $1.2 million.

Summit Fantasia II Holdings, LLC

In December 2016, we formed the Fantasia II JV, which is owned 20% by the Operating Partnership and 80% by Fantasia. The Fantasia II JV will continue until an event of dissolution occurs, as defined in the Fantasia II LLC Agreement.

On February 28, 2017, through the Fantasia II JV, we acquired a 20% interest in two SNF senior housing facilities, located in Rhode Island, for a total aggregate purchase price of $27 million for the properties, which was funded through capital contributions from the members of the Fantasia II JV plus the proceeds from a collateralized loan. The facilities consist of a total of 318 licensed beds, and are operated by and leased to a third party operator. We contributed approximately $1.9 million for the acquisition, which includes approximately $0.2 million of acquisition costs paid in 2016.

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

As of March 31, 2017, the Operating Partnership has recorded distributions receivable from Fantasia II JV of approximately $29,000. This is included in tenant and other receivables on our condensed consolidated balance sheets.

As of March 31, 2017, the balance of our equity-method investment related to Fantasia II JV was approximately $1.9 million.

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in the agreements. During the three months ended March 31, 2017 and 2016, we recorded approximately $0.2 million and $54,000, respectively, in acquisition and asset management fees from our Equity-Method Investments.

6. Receivables

Notes Receivable

Fernhill Note

In September 2014, we loaned approximately $140,000 to the operator of the Fernhill facility for certain property improvements at a fixed rate of interest of 6% payable in monthly installments through January 2019. As of March 31, 2017 and December 31, 2016, the balance on the note was approximately $63,000 and $71,000, respectively.

Nantucket Note

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

As of March 31, 2017, we have not collected any funds related to the principal on the note and the net carrying amount of the note receivable was approximately $4.7 million. For the three months ended March 31, 2017 and 2016, we received interest payments from the note of approximately $44,000 and $30,000, which is recorded as interest income from notes receivable in our condensed consolidated statements of operations.

Tenant and Other Receivables, net

Tenant and other receivables, net consists of:

	March 31, 2017	December 31, 2016
Accounts receivable from resident services, net of allowance for doubtful accounts of $313,000 and $233,000, respectively	$737,000	$866,000
Straight-line rent receivables	2,490,000	2,384,000
Distribution receivables from the Equity-Method Investments	428,000	396,000
Receivable from JV 2 properties	362,000	362,000
Other receivables	209,000	254,000
Total	$4,226,000	$4,262,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through March 31, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of March 31, 2017 and December 31, 2016, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our condensed consolidated balance sheets.

As of March 31, 2017 and December 31, 2016, we had the following receivables and reserves:

	Receivables	Reserves	Balance
Organizational and offering costs	$738,000	$(738,000)	$-
Asset management fees and expenses	32,000	(32,000)	-
Operating expenses (direct and indirect)	189,000	(189,000)	-
Operating expenses (2%/25% Test)	1,717,000	(1,717,000)	-
Total Real Estate Properties	$2,676,000	$(2,676,000)	$-

Equity-Method Investments

See Note 5 for further discussion of distributions and acquisition and asset management fees related to our Equity-Method Investments.

8. Concentration of Risk

Our cash is generally invested in investment-grade short-term instruments. As of March 31, 2017, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of March 31, 2017, we owned one property in California, three properties in Oregon, four properties in North Carolina, one property in Texas, and one property in Illinois. Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended March 31, 2017, we leased our 10 real estate properties to four different tenants under long-term triple net leases, two of which comprise 58% and 34% percent of our tenant rental revenue. For the three months ended March 31, 2016, we leased our 12 healthcare properties to six different tenants under long-term triple net leases, two of which comprised 44% and 26% of our tenant rental revenue.

As of March 31, 2017 and December 31, 2016, we have one tenant that constitutes a significant asset concentration, as the net assets of the tenant exceeds 20% of our total assets.

9. Fair Value Measurements of Financial Instruments

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, notes receivable, deposits, tenant and other receivables, certain other assets, accounts payable and accrued liabilities, accrued salaries and benefits, security deposits and loans payable. With the exception of the Nantucket note receivable (see Note 6) and loans payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of March 31, 2017 and December 31, 2016, the fair value of the Nantucket note receivable (see Note 6) was approximately $4.9 million compared to the carrying value of approximately $4.7 million. The fair value of the note receivable was estimated based on cash flow analysis at an assumed market rate of interest. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of March 31, 2017 and December 31, 2016, the fair value of loans payable was approximately $54.1 million and $54.3 million compared to the carrying value of approximately $53.3 million and $53.5 million, respectively. The fair value of loans payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of March 31, 2017, we utilized a discount rate ranging from 4.4% to 7.3% and a weighted-average discount rate of 4.8%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the three months ended March 31, 2017 and 2016.

At March 31, 2017 and December 31, 2016, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

10. Commitments and Contingencies

We conduct a Phase I assessment for each of our properties at acquisition to evaluate whether hazardous or toxic substances are present on the properties. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our consolidated financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Our commitments and contingencies include the usual obligations of real estate owners and licensed operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial condition, results of operations and cash flows. We are also subject to contingent losses resulting from litigation against the Company.

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On April 17, 2014, Judge Nakamura denied in its entirety plaintiffs’ ex parte application for a temporary restraining order to show cause why a preliminary injunction against the defendants should not issue.  On May 19, 2014, the Company filed a counter claim against plaintiffs and certain individuals affiliated with CRA and affiliated entities. The Company continues to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself. Plaintiffs and defendants are conducting discovery. We have filed motions for summary adjudication on CRA’s claims against us and the other defendants and our claims against CRA. The court has heard oral argument on the motions for summary adjudication and taken the motions under submission. A trial is scheduled to start August 28, 2017.

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

Friendship Haven and HMG Services Management Agreement

Under our three-year management agreement with HMG (see Note 3), dated January 1, 2017, either party may terminate the agreement by written notice to the other party. However, if we terminate the agreement within one year, we are obligated to pay a termination fee up to three times the highest monthly management fee paid to HMG prior to the termination. For 2017, we expect the termination fee could be approximately $92,000.

Indemnification and Employment Agreements

We have entered into indemnification agreements with certain of our executive officers and directors against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by him or her in connection with any proceeding. Additionally, in September 2015, we entered into three-year employment agreements with our officers which include customary terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a cash payment following a change in control of the Company, as defined in such agreements.

Management of our Equity-Method Investments

As the manager of our Equity-Method Investments, we are responsible for managing the day-to-day operations and are, thus, subject to contingencies that may arise in the normal course of their operations. Additionally, we could be subject to a capital call from our Equity-Method Investments.

11. Equity

Upon the grant of stock options, we determine the exercise price by using our estimated per-share value, which is calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the estimated fair value of our liabilities, which approximate book value, utilizing a discount for the fact that the shares are not currently traded on a national securities exchange and a control premium, and divided by the total by the number of our common shares outstanding at the time the options were granted.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions required by the model include the risk-free interest rate, the expected life of the options, and the expected stock price volatility over the expected life of the options, and the expected distribution yield. Compensation expense for employee stock options is recognized ratably over the vesting term. The expected life of the options was based on evaluations of expected future exercise behavior. The risk-free interest rate was based on the U.S. Treasury yield curve at the date of grant with maturity dates approximating the expected term of the options at the date of grant. Volatility was based on historical volatility of the stock prices for a sample of publicly traded companies with risk profiles similar to ours. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected stock price volatility and the expected life of an option.

On January 1, 2017, the Compensation Committee of the Board of Directors approved the issuance of 99,000 stock options under our Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan (“Incentive Plan”) to our directors and employees at an exercise price of $2.02 per stock option. The stock options vest monthly beginning on February 1, 2017 and continuing over a three-year period through January 1, 2020. The options expire 10 years from the grant date. The weighted-average fair value per share of the stock options granted was $0.35.

In March 2017, 182,796 stock options were issued under our Incentive Plan to executive management as part of their performance bonus arrangement at an exercise price of $2.02 per stock option. The stock options vested 33% on the grant date and the remaining 67% will vest in equal monthly installments beginning January 1, 2017 and continuing over a two-year period through December 31, 2018. The options expire 10 years from the grant date. The weighted-average fair value per share of the stock options granted was $0.29.

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

2017
Stock options granted	281,796
Expected Volatility	23.4%
Expected lives	2.4 years
Risk-free interest rate	1.24%
Dividends	0%
Fair value per share	$0.31

The following table summarizes our stock options as of March 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	400,000	$1.72
Granted	281,796	2.02
Exercised	—
Cancelled/forfeited	—
Options outstanding at March 31, 2017	681,796	$1.84	9.13	$468,000

Options exercisable at March 31, 2017	380,332	$1.78	8.93	$284,000

For our outstanding non-vested options as of March 31, 2017, the weighted average grant date fair value per share was $0.28. As of March 31, 2017, we have approximately $84,000 of unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, which is expected to be recognized as follows:

Year
April 1, 2017 to December 31, 2017	$42,000
2018	29,000
2019	12,000
2020	1,000
84,000

The stock-based compensation expense reported for the three months ended March 31, 2017 and 2016 was approximately $31,000 and $8,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

12. Dispositions

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

Disposal of Real Estate

On April 29, 2016, we contributed Riverglen to the SUL JV (see Note 5) and therefore, Riverglen is no longer consolidated in our condensed consolidated financial statements. The aggregate net value of Riverglen at the date of the contribution was approximately $3.9 million, which approximated the Operating Partnership’s carrying value on the date of contribution (total assets were approximately $9.2 million less liabilities of approximately $5.3 million, which included approximately $4.7 million in a HUD insured loan payable).

Medford Purchase Option and Sale

In September 2016, the option holder for our Medford property provided notice to us to exercise its option to purchase the property. On October 31, 2016, we sold the Medford property. The total sale price was $10.8 million, of which we received approximately $3.8 million in cash. The aggregate carrying value of Medford at the date of the sale was approximately $1.3 million, (total assets were approximately $8.0 million less liabilities of approximately $6.7 million, which included approximately $6.7 million in a HUD insured loan payable). As a result of the sale, as of November 1, 2016, Medford is no longer consolidated in our consolidated financial statements. Additionally, in October 2016, we recorded a net gain of approximately $2.8 million related to the sale.

13. Subsequent Events

On April 3, 2017, the Compensation Committee of the Board of Directors approved the issuance of 170,000 stock options to executive management related to their performance goals for 2016. The stock options were granted under the Incentive Plan (see Note 10), at an exercise price of $2.04 per stock option, with 33% vesting on the grant date and the remaining 67% vesting in equal monthly installments beginning May 1, 2017 and continuing over a two-year period through April 2019. The options expire 10 years from the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to numerous risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2017.

Overview

As of March 31, 2017, our ownership interests in our 10 real estate properties of senior housing facilities was as follows: 100% ownership of five properties, and a 95% interest in a consolidated joint venture that owns five properties. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, and a 20% interest in two unconsolidated equity-method investments that each owns two properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

Our revenues are comprised largely of tenant rental income from our 10 real estate properties, including rents reported on a straight-line basis over the initial term of each tenant lease and fees earned for resident care from Friendship Haven (see Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements). Our growth depends, in part, on our ability to continue to raise joint venture equity, acquire new healthcare properties at attractive prices, increase rental income from our tenant leases by escalating rental rates and by controlling our expenses. Our operations are impacted by property-specific, market-specific, general economic, regulatory and other conditions.

We believe that investing in senior housing facilities is accretive to earnings and stockholder value. Senior housing facilities include independent living facilities (“IL”), skilled-nursing facilities (“SNF”), assisted living facilities (“AL”), memory care facilities (“MC”) and continuing care retirement communities (“CCRC”). Each of these types of facilities caters to different segments of the senior population.

Summit Portfolio Properties

At March 31, 2017, our portfolio consisted of 10 real estate properties, five of which are 100% owned by us and five of which are owned by us through our 95% interest in Cornerstone Healthcare Partners LLC. All of the properties are 100% leased on a triple net basis. The following table provides summary information (excluding the 21 properties held by our unconsolidated equity-method investments) regarding these properties as of March 31, 2017:

	Properties	Beds	Square Footage	Purchase Price

SNF	4	337	109,306	$31,740,000
AL or AL/MC	6	427	189,486	37,125,000
Total Real Estate Properties	10	764	298,792	$68,865,000

Property	Location	Date Purchased	Type	Beds	2017 Revenue[1]

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$123,000
Fern Hill Care Center	Portland, OR	August 3, 2012	SNF	63	131,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	—	[2]
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	242,000
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	100	240,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	191,000
The Shelby House	Shelby, NC	October 4, 2013	AL	72	114,000
The Hamlet House	Hamlet, NC	October 4, 2013	AL	60	164,000
The Carteret House	Newport, NC	October 4, 2013	AL	64	109,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	90,000
Total				764

[1]	Represents year-to-date through March 31, 2017 revenue based on in-place leases, including straight-line rent.

[2]	Rent due under a lease between us and our wholly-owned taxable REIT subsidiary (“Friendswood TRS”) was approximately $0.4 million year-to-date through March 31, 2017. Such rental income is eliminated in consolidation.

Joint Venture Portfolio Properties

We continue to believe that raising institutional joint venture equity to make acquisitions will be accretive to shareholder value and will move us closer to our goal of resuming shareholder distributions. Our sole source of equity since 2015 has been institutional funds raised through a joint venture structure and accounted for as equity-method investments. We believe this is the most prudent strategy for growth and our shareholders benefit for the following reasons:

•	We have not incurred the expense of organizational and offering costs, including brokerage commissions, that could amount to 15% or more of the actual capital raised through a registered secondary offering;

•	We have not diluted our original shareholders;

•	We earn acquisition fees and asset management fees from our capital partners, as opposed to paying fees to an advisor, broker or other third party; and

•	We have been able to negotiate a favorable waterfall on both net operating cash flow and all sales proceeds. This favorable waterfall increases our cash on cash return and our internal rate of return considerably compared to our non-joint venture assets.

Summit Union Life Holdings, LLC

In April 2015, through our operating partnership (“Operating Partnership”), we formed Summit Union Life Holdings, LLC (“SUL JV”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and entered into a limited liability company with Best Years with respect to the SUL JV (the “SUL LLC Agreement”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in the Company’s condensed consolidated financial statements.

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

The following reconciles our 10% equity investment in the SUL JV from inception through March 31, 2017:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$991,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	544,000
Riverglen (New Hampshire) – April 2016	392,000
Delaware Properties – September 2016	1,783,000
Total investments	4,547,000
Income from equity-method investee	363,000
Distributions	(1,193,000)
Total investment at March 31, 2017	$3,717,000

For the three months ended March 31, 2017 and 2016, we recorded distributions of approximately $193,000 and $164,000, respectively, and received cash of approximately $206,000 and $106,000, respectively, from the SUL JV. As of March 31, 2017 and December 31, 2016, we have a distribution receivable of approximately $353,000 and $365,000, respectively, from the SUL JV.

A summary of the unaudited condensed consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	March 31, 2017	December 31, 2016
Real estate properties and intangibles, net	$150,074,000	$151,439,000
Cash and cash equivalents	4,623,000	4,750,000
Other assets	5,751,000	4,860,000
Total Assets:	$160,448,000	$161,049,000

Loans payable, net	$104,883,000	$104,717,000
Other liabilities	13,249,000	13,185,000
Members’ equity:
Best Years	38,486,000	39,186,000
Summit	3,830,000	3,961,000
Total Liabilities and Members’ Equity	$160,448,000	$161,049,000

Condensed Consolidated Statements of Income of SUL JV:
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues:
Revenue	$3,988,000	$2,457,000
Property and general expenses	(453,000)	(365,000)
Net operating income	3,535,000	2,092,000
Depreciation and amortization expense	(1,428,000)	(775,000)
Income from operations	2,107,000	1,317,000
Interest expense	(1,357,000)	(779,000)
Amortization of debt issuance costs	(119,000)	(75,000)
Net Income	$631,000	$463,000

Summit equity interest in SUL JV net income	$63,000	$46,000

As of March 31, 2017, the 17 properties held by our unconsolidated 10% equity-method investment in SUL JV are as follows:

Property	Location	Type	Number of Beds
Lamar Estates	Lamar, CO	SNF	60
Monte Vista Estates	Monte Vista, CO	SNF	60
Myrtle Point Care Center	Myrtle Point, OR	SNF	55
Gateway Care and Retirement Center	Portland, OR	SNF/IL	91
Applewood Retirement Community	Salem, OR	IL	69
Loving Arms Assisted Living	Front Royal, VA	AL	78
Pine Tree Lodge Nursing Center	Longview, TX	SNF	92
Granbury Care Center	Granbury, TX	SNF	181
Twin Oaks Nursing Center	Jacksonville, TX	SNF	116
Dogwood Trails Manor	Woodville, TX	SNF	90
Carolina Manor	Appleton, WI	AL	45
Carrington Manor	Green Bay, WI	AL	20
Marla Vista Manor	Green Bay, WI	AL	40
Marla Vista Gardens	Green Bay, WI	AL	20
Riverglen House of Littleton	Littleton, NH	AL	59
Atlantic Shore Rehabilitation and Health Center	Millsboro, DE	SNF	181
Pinnacle Rehabilitation and Health Center	Smyrna, DE	SNF	151
Total:			1,408

Summit Fantasia Holdings, LLC

On September 27, 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (“Fantasia JV”). Fantasia JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in the Company’s condensed consolidated financial statements.

On October 31, 2016, through the Fantasia JV, we acquired a 20% interest in two senior housing facilities, one located in Citrus Heights, California and one located in Corvallis, Oregon, for a total purchase price of $23 million.

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

The following reconciles our 20% equity investment in the Fantasia JV from inception through March 31, 2017:

Summit Citrus Heights ( California) – October 2016	$663,000
Summit Corvallis (Oregon) – October 2016	611,000
Total investment	1,274,000
Income from equity-method investee	12,000
Distributions	(77,000)
Total investment at March 31, 2017	$1,209,000

For the three months ended March 31, 2017, we recorded distributions of approximately $46,000 and received cash of approximately $31,000 from the Fantasia JV. As of March 31, 2017 and December 31, 2016, we have a distribution receivable of approximately $46,000 and $31,000, respectively, from the Fantasia JV.

As of March 31, 2017, the two properties of our unconsolidated 20% equity-method investment in Fantasia JV are as follows:

Property	Location	Type	Number of Beds
Sun Oak Assisted Living	Citrus Heights, CA	AL/MC	78
Regent Court Senior Living	Corvallis, OR	MC	48
Total:			126

Summit Fantasia Holdings II, LLC

On December 23, 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia II LLC Agreement”) with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in the Company’s condensed consolidated financial statements.

On February 28, 2017, through the Fantasia II JV, we acquired a 20% interest in two skilled nursing facilities, located in Rhode Island, for a total purchase price of $27 million.

Under the Fantasia II LLC Agreement, net operating cash flow of the Fantasia II JV will be distributed quarterly, first to the Operating Partnership and Fantasia pari passu until each member has received an amount equal to its accrued, but unpaid 8% return, and thereafter 70% to Fantasia and 30% to the Operating Partnership. All capital proceeds from the sale of the properties held by the Fantasia JV, a refinancing or another capital event, will be paid first to the Operating Partnership and Fantasia pari passu until each has received an amount equal to its accrued but unpaid 8% return plus its total capital contribution, and thereafter 70% to Fantasia and 30% to the Operating Partnership.

The following reconciles our 20% equity investment in the Fantasia II JV from inception through March 31, 2017:

Summit Woonsocket (Rhode Island) – February 2017	$1,285,000
Summit Smithfield (Rhode Island) – February 2017	638,000
Total investment	1,923,000
Income from equity-method investee	14,000
Distributions	(29,000)
Total investment at March 31, 2017	$1,908,000

During the three months ended March 31, 2017, we recorded distributions of approximately $29,000. As of March 31, 2017, we have a distribution receivable of approximately $29,000 from the Fantasia II JV.

As of March 31, 2017, the two properties of our unconsolidated 20% equity-method investment in Fantasia II JV are as follows:

Property	Location	Type	Number of Beds
Trinity Health and Rehabilitation Center	Woonsocket, Rhode Island	SNF	185
Hebert Nursing Home	Smithfield, Rhode Island	SNF	133
Total:			318

Acquisition and Asset Management Fees

We serve as the manager of the SUL JV, Fantasia JV and Fantasia II JV and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties owned by our three equity-method investments, as defined in the agreements. During the three months ended March 31, 2017 and 2016, we recorded approximately $0.1 million and $54,000, respectively, in acquisition and asset management fees.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 29, 2017.

Results of Operations

Our results of operations are described below:

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017	2016	$ Change
Rental revenues	$1,423,000	$1,842,000	$(419,000)
Tenant reimbursements and other income	190,000	225,000	(35,000)
Resident services and fee income	2,304,000	2,143,000	161,000
Total revenues	3,917,000	4,210,000	(293,000)
Less expenses:
Property operating costs	(431,000)	(485,000)	54,000
Resident services costs	(1,630,000)	(1,757,000)	127,000
Net operating income (1)	1,856,000	1,968,000	(112,000)
Acquisition & asset management fees	178,000	54,000	124,000
Interest income from notes receivable	44,000	30,000	14,000
General and administrative	(1,249,000)	(927,000)	(322,000)
Depreciation and amortization	(743,000)	(973,000)	230,000
Income from equity-method investee	84,000	46,000	38,000
Other income	19,000	31,000	(12,000)
Interest expense	(689,000)	(815,000)	126,000
Loss from continuing operations	(500,000)	(586,000)	86,000

Net loss	(500,000)	(586,000)	86,000
Noncontrolling interests’ share in losses	(12,000)	(17,000)	5,000
Net loss applicable to common stockholders	$(512,000)	$(603,000)	$91,000

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues, tenant reimbursements and other income, resident services and fee income, less property operating and resident services costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investee, other income and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our properties includes rental revenues and tenant paid and/or reimbursements for property taxes and insurance. Property operating expenses include insurance, property taxes and other operating expenses, including management fees. Resident service and fee income and resident services costs are generated from Friendswood TRS. Net operating income decreased by approximately $0.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 mainly due to a decrease in rental revenues, as the rental revenue for the three months ended March 31, 2016 included Riverglen (contributed to the SUL JV in April 2016) and Medford (sold in October 2016) (see Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements).

The net increase in general and administrative expenses is mainly due to approximately $0.3 million in legal expenses associated with the CRA (see Notes 7 and 10 to the accompanying Notes to Condensed Consolidated Financial Statements) litigation offset by a decrease in other professional and board fees.

The decrease in depreciation and amortization is due to depreciation expense for the three months ended March 31, 2016 included Riverglen (contributed to the SUL JV in April 2016) and Medford (sold in October 2016) (see Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements).

The decrease in interest expense is due to interest expense for the three months ended March 31, 2016 included Riverglen (contributed to the SUL JV in April 2016) and Medford (sold in October 2016) (see Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

As of March 31, 2017, we had approximately $8.9 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties.

Credit Facilities and Loan Agreements

As of March 31, 2017, we had the following debt obligations, which have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016:

•	Healthcare Financial Solutions, LLC–approximately $2.8 million maturing October 2018
•	Oxford Finance, LLC– approximately $7.0 million maturing October 2019
•	Lancaster Pollard (HUD insured)–approximately $43.5 million maturing from September 2039 through January 2051

Distributions

We made no stockholder distributions during the three months ended March 31, 2017.

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

The following is the reconciliation from net loss applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31
	2017	2016

Net loss applicable to common stockholders (GAAP)	$(512,000)	$(603,000)
Adjustments:
Depreciation and amortization	743,000	973,000
Depreciation and amortization related to non-controlling interests	(20,000)	(24,000)
Depreciation related to SUL JV	143,000	78,000
Depreciation related to Fantasia JV and Fantasia II JV	46,000	-
Funds provided by operations (FFO) applicable to common stockholders	$400,000	424,000
Weighted-average number of common shares outstanding - basic and diluted
	23,027,978	23,027,978
FFO per weighted average common shares	$0.02	$0.02

Subsequent Events

See Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On April 17, 2014, Judge Nakamura denied in its entirety plaintiffs’ ex parte application for a temporary restraining order to show cause why a preliminary injunction against the defendants should not issue.  On May 19, 2014, we filed a counter claim against plaintiffs and certain individuals affiliated with CRA and affiliated entities. The Company continues to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself. Plaintiffs and defendants are conducting discovery. We have filed motions for summary adjudication on CRA’s claims against us and the other defendants and our claims against CRA. The court has heard oral argument on the motions for summary adjudication and taken the motions under submission. A trial is scheduled to start August 28, 2017.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.

(b) Not applicable.

(c) During the three months ended March 31, 2017, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The Company expects to hold its 2017 Annual Meeting of Stockholders (the “2017 Annual Meeting”) later in 2017.  Because the date of the 2017 Annual Meeting will likely be more than 30 days from the date of the anniversary of the Company’s previous Annual Meeting of Stockholders, in accordance with Rule 14a-5(f) under the Exchange Act, the Company is informing stockholders of the change.

Item 6. Exhibits

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

3.3	Articles of Amendment of the Company dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of the Company dated June 30, 2010 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of May 2017.

SUMMIT HEALTHCARE REIT, INC.

By:	/s/ Kent Eikanas
Kent Eikanas
President
(Principal Executive Officer)

By:	/s/ Elizabeth A. Pagliarini
Elizabeth A. Pagliarini
Chief Financial Officer
(Principal Financial Officer )

Page 30 of 30