Form 10-Q
period 2017-06-30
Summit Healthcare REIT, Inc
filed 2017-08-08
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Cash and cash equivalents	$9,179,000	$10,757,000
Restricted cash	3,592,000	3,806,000
Real estate properties, net	57,346,000	58,739,000
Notes receivable	4,785,000	4,801,000
Deferred costs and deposits	520,000	240,000
Tenant and other receivables, net	3,926,000	4,262,000
Deferred leasing commissions, net	1,345,000	1,413,000
Other assets, net	259,000	290,000
Equity-method investments	6,665,000	5,095,000
Total assets	$87,617,000	$89,403,000

LIABILITIES AND EQUITY

Accounts payable and accrued liabilities	$2,749,000	$2,979,000
Accrued salaries and benefits	106,000	256,000
Security deposits	1,208,000	1,208,000
Loans payable, net of debt issuance costs	51,298,000	51,717,000
Total liabilities	55,361,000	56,160,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at June 30, 2017 and December 31, 2016	23,000	23,000
Additional paid-in capital	117,307,000	117,243,000
Accumulated deficit	(85,779,000)	(84,767,000)
Total stockholders’ equity	31,551,000	32,499,000
Noncontrolling interest	705,000	744,000
Total equity	32,256,000	33,243,000
Total liabilities and equity	$87,617,000	$89,403,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental revenues	$1,421,000	$1,702,000	$2,844,000	$3,544,000
Resident services and fee income, net	2,112,000	2,002,000	4,416,000	4,145,000
Tenant reimbursements and other income	182,000	223,000	372,000	448,000
Acquisition and asset management fees	123,000	78,000	301,000	132,000
Interest income from notes receivable	44,000	45,000	88,000	75,000
	3,882,000	4,050,000	8,021,000	8,344,000
Expenses:
Property operating costs	361,000	443,000	792,000	928,000
Resident services costs	1,629,000	1,760,000	3,259,000	3,517,000
General and administrative	1,067,000	1,186,000	2,316,000	2,113,000
Depreciation and amortization	741,000	920,000	1,484,000	1,893,000
	3,798,000	4,309,000	7,851,000	8,451,000
Operating income (loss)	84,000	(259,000)	170,000	(107,000)

Income from equity-method investee	94,000	53,000	178,000	99,000
Other income	13,000	41,000	32,000	72,000
Interest expense	(678,000)	(774,000)	(1,367,000)	(1,589,000)
Net loss	(487,000)	(939,000)	(987,000)	(1,525,000)
Noncontrolling interests’ share in net income	(13,000)	(17,000)	(25,000)	(34,000)
Net loss applicable to common stockholders	$(500,000)	$(956,000)	$(1,012,000)	$(1,559,000)

Basic and diluted loss per common share:
Net loss applicable to common stockholders	$(0.02)	$(0.04)	$(0.04)	$(0.07)

Weighted average shares used to calculate basic and diluted net loss per common share	23,027,978	23,027,978	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Six Months Ended June 30, 2017

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2017	23,027,978	$23,000	$117,243,000	$(84,767,000)	$32,499,000	$744,000	$33,243,000
Stock-based compensation	—	—	64,000	—	64,000	—	64,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(64,000)	(64,000)
Net (loss) income	—	—	—	(1,012,000)	(1,012,000)	25,000	(987,000)
Balance — June 30, 2017	23,027,978	$23,000	$117,307,000	$(85,779,000)	$31,551,000	$705,000	$32,256,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(987,000)	$(1,525,000)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Amortization of debt issuance costs	67,000	69,000
Depreciation and amortization	1,484,000	1,893,000
Straight-line rents	(212,000)	(329,000)
Bad debt expense	100,000	48,000
Stock-based compensation expense	64,000	15,000
Income from equity-method investees	(178,000)	(99,000)
Change in operating assets and liabilities:
Restricted cash related to current activities	66,000	(83,000)
Tenant and other receivables, net	619,000	134,000
Other assets	48,000	(13,000)
Accounts payable and accrued liabilities	(356,000)	511,000
Accrued salaries and benefits	(150,000)	(124,000)
Net cash and cash equivalents provided by operating activities	565,000	497,000

Cash flows from investing activities:
Restricted cash	275,000	288,000
Deferred costs and deposits	(503,000)	(98,000)
Real estate improvements	(16,000)	(133,000)
Proceeds from contribution of properties, net of cash and restricted cash contributed	—	2,814,000
Investment in equity-method investees	(1,740,000)	(62,000)
Distributions received from equity-method investees	376,000	114,000
Payments from notes receivable	16,000	16,000
Net cash and cash equivalents (used in) provided by investing activities	(1,592,000)	2,939,000

Cash flows from financing activities:
Payments of loans payable	(487,000)	(472,000)
Distributions paid to noncontrolling interests	(64,000)	(22,000)
Refunds of deferred financing costs	—	34,000
Net cash and cash equivalents used in financing activities	(551,000)	(460,000)
Net (decrease) increase in cash and cash equivalents	(1,578,000)	2,976,000
Cash and cash equivalents – beginning of period	10,757,000	6,603,000
Cash and cash equivalents – end of period	$9,179,000	$9,579,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,162,000	$1,493,000

In April 2016, the Company contributed one property to its 10%-owned SUL JV (see Note 12). This transaction had the following effect on the Company’s 2016 condensed consolidated balance sheet:

Real estate properties	$(8,536,000)
Other assets	(677,000)
Loans payable, net	4,685,000
Other liabilities	601,000
Total contribution:	$3,927,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

We conduct substantially all of our operations through Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), which is a Delaware limited partnership. As of June 30, 2017, we own a 99.88% general partner interest in the Operating Partnership, and Cornerstone Realty Advisors, LLC (“CRA”), a former affiliate, owns a 0.12% limited partnership interest. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.

Cornerstone Healthcare Partners LLC

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% non-controlling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated with our financial statements and owns five properties (the “JV Properties”).

As of June 30, 2017, we own a 95.3% interest in four of the JV Properties, and CHREF owns a 4.7% interest. We continue to own a 95% interest in the fifth JV Property, and CHREF owns a 5% interest.

Summit Union Life Holdings, LLC

On April 29, 2015, through our Operating Partnership, we entered into a limited liability company agreement (as amended, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements (see Note 5). As of June 30, 2017 and December 31, 2016, we have a 10% interest in the SUL JV. As of June 30, 2017 and December 31, 2016, the SUL JV owned 17 properties.

Summit Fantasia Holdings, LLC

On September 27, 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of June 30, 2017 and December 31, 2016, we have a 20% interest in the Fantasia JV. As of June 30, 2017 and December 31, 2016, the Fantasia JV owned two properties.

Summit Fantasia Holdings II, LLC

On December 23, 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia II LLC Agreement”) with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of June 30, 2017, we have a 20% interest in the Fantasia II JV. As of June 30, 2017, the Fantasia II JV owned two properties.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. We are currently evaluating the impact this guidance will have on our condensed consolidated financial statements; however, once adopted, restricted cash will be presented with cash and cash equivalents in our condensed consolidated statements of cash flows and, at June 30, 2017, that amount was approximately $3.6 million.

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

3. Investments in Real Estate Properties

As of June 30, 2017 and December 31, 2016, our investments in our 10 real estate properties, which include those acquired through our subsidiaries and CHP, LLC, but excluding the 21 properties owned by our unconsolidated Equity-Method Investments, were as follows:

	June 30, 2017	December 31, 2016
Land	$5,548,000	$5,548,000
Buildings and improvements	58,463,000	58,450,000
Less: accumulated depreciation	(7,961,000)	(7,011,000)
Buildings and improvements, net	50,502,000	51,439,000
Furniture and fixtures	6,166,000	6,165,000
Less: accumulated depreciation	(4,870,000)	(4,413,000)
Furniture and fixtures, net	1,296,000	1,752,000
Real estate properties, net	$57,346,000	$58,739,000

For the three months ended June 30, 2017 and 2016, depreciation and amortization expense (excluding leasing commission amortization) was approximately $0.7 million and $0.9 million, respectively. For the six months ended June 30, 2017 and 2016, depreciation and amortization expense (excluding leasing commission amortization) was approximately $1.4 million and $1.8 million, respectively.

As of June 30, 2017, our portfolio consisted of 10 real estate properties which were 100% leased to the tenants of the related facilities. The following table provides summary information regarding our portfolio (excluding the 21 properties owned by our unconsolidated Equity-Method Investments) as of June 30, 2017:

Property	Location	Date Purchased	Type(2)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,847,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,252,000	63
Friendship Haven Healthcare and Rehabilitation Center (1)	Galveston County, TX	September 14, 2012	SNF	15,000,000	6,928,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	7,089,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,700,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	7,271,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,759,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	4,021,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,393,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65
Total:				$68,865,000	$53,060,000	764

(1)	We became the licensed operator and tenant of the facility on May 1, 2014 through Friendswood TRS. Upon becoming the licensed operator and tenant of the facility, we entered into a management agreement with an affiliate of Stonegate Senior Living (“Stonegate”). As of December 31, 2016, we terminated the management agreement with Stonegate and entered into a new three-year management agreement with HMG Services, L.L.C. (“HMG”), whereby HMG will receive a management fee up to 5% of the adjusted gross revenues, as defined, from operations of the facility (see Note 10).

(2)	SNF is an abbreviation for skilled nursing facility. AL is an abbreviation for assisted living facility. MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for our 10 real estate properties, which include those acquired through our subsidiaries and CHP, LLC, but excluding the 21 properties owned by our unconsolidated Equity-Method Investments, for the period from July 1, 2017 to December 31, 2017 and for each of the four following years and thereafter ending December 31 are as follows (1):

Years ending
July 1, 2017 to December 31, 2017	$2,619,000
2018	5,326,000
2019	5,440,000
2020	5,556,000
2021	5,674,000
Thereafter	39,017,000
$63,632,000

(1)	This schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases, tenant reimbursements, and the rental revenues for the tenant (Friendswood TRS) of Friendship Haven.

Leasing Commissions

As a self-managed REIT, we no longer pay leasing commissions. Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of June 30, 2017 and December 31, 2016, total costs incurred were $1.9 million and the unamortized balance of capitalized leasing commissions was approximately $1.3 million and $1.4 million, respectively. Amortization expense for the three months ended June 30, 2017 and 2016 was $35,000 and $41,000, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $70,000 and $81,000, respectively.

4. Loans Payable

As of June 30, 2017 and December 31, 2016, loans payable consisted of the following:

	June 30, 2017	December 31, 2016
Loan payable to Healthcare Financial Solutions, LLC in monthly installments of approximately $15,000, including interest at LIBOR (floor of 0.50%) plus 4.0% (5.1% at June 30, 2017 and 5.0% at December 31, 2016, respectively), due in October 2018, and collateralized by Sundial Assisted Living.	$2,800,000	$2,800,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $51,000, including interest at LIBOR (floor of 0.75%) plus 6.50% (7.8% as of June 30, 2017 and 7.25% as of December 31, 2016, respectively) due in October 2019, collateralized by Friendship Haven.	6,928,000	6,978,000

Loans payable to Lancaster Pollard (insured by HUD) in monthly installments of approximately $209,000, including interest, ranging from a fixed rate of 3.70% to 3.78%, due in September 2039 through January 2051, and collateralized by Sheridan, Fernhill, Pacific Health, Shelby, Hamlet, Carteret, Aledo and Danby.	43,332,000	43,768,000
	53,060,000	53,546,000
Less debt issuance costs	(1,762,000)	(1,829,000)
Total loans payable	$51,298,000	$51,717,000

As of June 30, 2017, we have total debt obligations of approximately $53.1 million that will mature between 2018 and 2051. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of June 30, 2017, we were in compliance with all of our debt covenants.

In connection with our loans payable, we incurred debt issuance costs. The unamortized balance of the debt issuance costs was approximately $1.8 million as of June 30, 2017 and December 31, 2016, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended June 30, 2017 and 2016, $33,000 and $34,000, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. For the six months ended June 30, 2017 and 2016, $67,000 and $69,000, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

During the three months ended June 30, 2017 and 2016, we incurred approximately $0.6 million and $0.7 million, respectively, of interest expense (excluding debt issuance costs amortization) related to our loans payable.  During the six months ended June 30, 2017 and 2016, we incurred approximately $1.3 million and $1.5 million, respectively, of interest expense (excluding debt issuance costs amortization) related to our loans payable.

The principal payments due on the loans payable (excluding debt issuance costs) for the period from July 1, 2017 to December 31, 2017 and for each of the four following years and thereafter ending December 31 are as follows:

Years Ending	Principal Amount
July 1, 2017 to December 31, 2017	$493,000
2018	3,820,000
2019	7,725,000
2020	986,000
2021	1,024,000
Thereafter	39,012,000
$53,060,000

The following information describes the loan activity for the six months ended June 30, 2017 and as of June 30, 2017 and December 31, 2016:

Healthcare Financial Solutions, LLC

We have an amended loan agreement for the Sundial Assisted Living property located in Redding with Healthcare Financial Solutions, LLC (“HFS”). See table above listing loans payable for further information. The loan was interest only through January 2017 and then the loan payments increased to approximately $15,000 a month, including interest. The principal payment portion of this loan payment commencing in February 2017 is being held in a sinking fund until maturity date. If the loan is refinanced prior to the maturity date, the loan payments in the sinking fund will be released to us, otherwise at maturity date, the loan payments in the sinking fund will be released to the lender and applied to the outstanding principal balance. Additionally, the loan is collateralized by the property and cross-guaranteed with several properties owned by the SUL JV, which will be released from the guarantee when the property is refinanced with the United States Department of Housing and Urban Development (“HUD”) insured loan or upon repayment at the maturity date.

Oxford Finance, LLC

We have a secured term loan agreement with Oxford Finance, LLC collateralized by the Friendship Haven facility. See table above listing loans payable for further information. Prior to the maturity date, we may prepay the loan, in whole, subject to certain terms and by paying an exit fee as further described in the loan agreement.

Lancaster Pollard Mortgage Company, LLC

We have several properties with HUD insured loans from the Lancaster Pollard Mortgage Company, LLC (“Lancaster Pollard”). See table above listing loans payable for further information.

All of the HUD insured loans are subject to customary representations, warranties and ongoing covenants and agreements with respect to the operation of the facilities, including the provision for certain maintenance and other reserve accounts for property tax, insurance, and capital expenditures, with respect to the facilities all as described in the HUD agreements. These reserves are included in restricted cash in our condensed consolidated balance sheets.

5. Equity-Method Investments

As of June 30, 2017 and December 31, 2016, the balances of our Equity-Method Investments were approximately $6.7 million and $5.1 million, respectively, and are as follows:

Summit Union Life Holdings, LLC

In April 2015, we formed the SUL JV, which is owned 10% by the Operating Partnership and 90% by Best Years. The SUL JV will continue until an event of dissolution occurs, as defined in the SUL LLC Agreement.

During 2015, we contributed our limited liability company interests in six properties (“JV 2 Properties”) to the SUL JV and retained a 10% interest in those six properties. Concurrent with this contribution, the Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the JV 2 Properties due to cash restrictions related to the loans payable for the contributed JV 2 Properties. In April 2017, we received approximately $122,000 to pay down the distribution receivable from one of the JV 2 properties. As of June 30, 2017 and December 31, 2016, the receivable of $240,000 and $362,000, respectively, due from the JV 2 properties, is included in tenant and other receivables in our condensed consolidated balance sheets.

Under the SUL LLC Agreement, net operating cash flow of the SUL JV will be distributed monthly, first to the Operating Partnership and Best Years pari passu up to a 9% to 10% annual return, as defined, and thereafter to Best Years 75% and the Operating Partnership 25%. All capital proceeds from the sale of the properties held by the SUL JV, a refinancing or another capital event will be paid first to the Operating Partnership and Best Years pari passu until each has received an amount equal to its accrued but unpaid 9% to 10% return plus its total contribution, and thereafter to Best Years 75% and the Operating Partnership 25%.

As of June 30, 2017 and December 31, 2016, the Operating Partnership has recorded distributions receivable from the SUL JV of approximately $172,000 and $365,000, respectively. This is included in tenant and other receivables on our condensed consolidated balance sheets. For the six months ended June 30, 2017 and 2016, we received approximately $421,000 and $213,000, respectively, in cash distributions, of which $109,000 and $99,000, respectively, is included in our cash flows from operating activities in tenant and other receivables and $312,000 and $114,000, respectively, is included in our cash flows from investing activities.

In April 2017, one of the JV 2 properties that owed Summit approximately $110,000 in distributions payable was able to repay the funds, however, the cash was retained by the property to fund future capital calls. In June 2017, we applied approximately $5,000 of this as additional capital. As of June 30, 2017, the remaining balance of $105,000 is included in tenant and other receivables in our condensed consolidated balance sheets.

As of June 30, 2017, the balance of our equity-method investment related to the SUL JV was approximately $3.6 million.

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

As of June 30, 2017 and December 31, 2016, the Operating Partnership has recorded distributions receivable from Fantasia JV of approximately $45,000 and $31,000, respectively. This is included in tenant and other receivables in our condensed consolidated balance sheets. For the six months ended June 30, 2017, we received approximately $77,000 in cash distributions, of which $13,000 is included in our cash flows from operating activities in tenant and other receivables and $64,000 is included in our cash flows from investing activities.

As of June 30, 2017, the balance of our equity-method investment related to Fantasia JV was approximately $1.2 million.

Summit Fantasia Holdings II, LLC

In December 2016, we formed the Fantasia II JV, which is owned 20% by the Operating Partnership and 80% by Fantasia. The Fantasia II JV will continue until an event of dissolution occurs, as defined in the Fantasia II LLC Agreement.

On February 28, 2017, through the Fantasia II JV, we acquired a 20% interest in two skilled nursing facilities, located in Rhode Island, for a total aggregate purchase price of $27 million, which was funded through capital contributions from the members of the Fantasia II JV plus the proceeds from a collateralized loan. The facilities consist of a total of 318 licensed beds, and are operated by and leased to a third party operator. We contributed approximately $1.9 million for the acquisition, which includes approximately $0.2 million of acquisition costs paid in 2016.

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

As of June 30, 2017, the Operating Partnership has recorded distributions receivable from Fantasia II JV of approximately $89,000. This is included in tenant and other receivables in our condensed consolidated balance sheets. For the six months ended June 30, 2017, we received approximately $30,000 in cash distributions, of which $30,000 is included in our cash flows from operating activities in tenant and other receivables.

As of June 30, 2017, the balance of our equity-method investment related to Fantasia II JV was approximately $1.9 million.

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in the agreements. For the three months ended June 30, 2017 and 2016, we recorded approximately $0.1 million and $78,000, respectively, in acquisition and asset management fees from our Equity-Method Investments. For the six months ended June 30, 2017 and 2016, we recorded approximately $0.3 million and $0.1 million, respectively, in acquisition and asset management fees from our Equity-Method Investments.

6. Receivables

Notes Receivable

Fernhill Note

In September 2014, we loaned approximately $140,000 to the operator of the Fernhill facility for certain property improvements at a fixed rate of interest of 6% payable in monthly installments through January 2019. As of June 30, 2017 and December 31, 2016, the balance on the note was approximately $55,000 and $71,000, respectively.

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

As of June 30, 2017, we have not collected any funds related to the principal on the note and the net carrying amount of the note receivable was approximately $4.7 million. For the three months ended June 30, 2017 and 2016, we received interest payments from the note of approximately $42,000 and $42,000, which is recorded as interest income from notes receivable in our condensed consolidated statements of operations. For the six months ended June 30, 2017 and 2016, we received interest payments from the note of approximately $86,000 and $72,000, which is recorded as interest income from notes receivable in our condensed consolidated statements of operations.

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	June 30, 2017	December 31, 2016
Accounts receivable from resident services, net of allowance for doubtful accounts of $284,000 and $267,000, respectively	$459,000	$866,000
Straight-line rent receivables	2,596,000	2,384,000
Distribution receivables from Equity-Method Investments	306,000	396,000
Receivable from JV 2 properties	240,000	362,000
Other receivables	325,000	254,000
Total	$3,926,000	$4,262,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through March 31, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of June 30, 2017 and December 31, 2016, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our condensed consolidated balance sheets.

As of June 30, 2017 and December 31, 2016, we had the following receivables and reserves:

	Receivables	Reserves	Balance
Organizational and offering costs	$738,000	$(738,000)	$-
Asset management fees and expenses	32,000	(32,000)	-
Operating expenses (direct and indirect)	189,000	(189,000)	-
Operating expenses (2%/25% Test)	1,717,000	(1,717,000)	-
Total	$2,676,000	$(2,676,000)	$-

Equity-Method Investments

See Note 5 for further discussion of distributions and acquisition and asset management fees related to our Equity-Method Investments.

8. Concentration of Risk

Our cash is generally invested in investment-grade short-term instruments. As of June 30, 2017, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of June 30, 2017, we owned one property in California, three properties in Oregon, four properties in North Carolina, one property in Texas, and one property in Illinois (excluding the 21 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended June 30, 2017, we leased our 10 real estate properties to four different tenants under long-term triple net leases, two of which comprise 58% and 34% percent of our tenant rental revenue. For the three months ended June 30, 2016, we leased our 11 healthcare properties to six different tenants under long-term triple net leases, two of which comprised 49% and 29% of our tenant rental revenue. For the six months ended June 30, 2017, we leased our 10 healthcare properties to four different tenants under long-term triple net leases, two of which comprise 58% and 34% percent of our tenant rental revenue. For the six months ended June 30, 2016, we leased our 11 healthcare properties to five different tenants under long-term triple net leases, two of which comprise 47% and 27% of our tenant rental revenue.

As of June 30, 2017 and December 31, 2016, we have one tenant that constitutes a significant asset concentration, as the net assets of the tenant are 37% and 38%, respectively, of our total assets as of December 31, 2016.

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

As of June 30, 2017 and December 31, 2016, the fair value of the Nantucket note receivable (see Note 6) was approximately $4.9 million compared to the carrying value of approximately $4.7 million. The fair value of the note receivable was estimated based on cash flow analysis at an assumed market rate of interest. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of June 30, 2017 and December 31, 2016, the fair value of loans payable was approximately $53.7 million and $54.3 million compared to the carrying value of approximately $53.1 million and $53.5 million, respectively. The fair value of loans payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of June 30, 2017, we utilized a discount rate ranging from 4.4% to 7.8% and a weighted-average discount rate of 4.9%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the six months ended June 30, 2017 and 2016.

At June 30, 2017 and December 31, 2016, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On April 17, 2014, Judge Nakamura denied in its entirety plaintiffs’ ex parte application for a temporary restraining order to show cause why a preliminary injunction against the defendants should not issue.  On May 19, 2014, the Company filed a counter claim against plaintiffs and certain individuals affiliated with CRA and affiliated entities. The Company continues to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself. Plaintiffs and defendants are conducting discovery. We have filed motions for summary adjudication on CRA’s claims against us and the other defendants and our claims against CRA. The court has heard oral argument on the motions for summary adjudication and taken the motions under submission. A trial is scheduled to start on August 28, 2017.

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

Friendship Haven and HMG Services Management Agreement

Under our three-year management agreement with HMG (see Note 3), dated January 1, 2017, either party may terminate the agreement by written notice to the other party. However, if we terminate the agreement within one year, we are obligated to pay a termination fee up to three times the highest monthly management fee paid to HMG prior to the termination. For 2017, if we terminated the agreement, we expect the termination fee could be approximately $92,000.

Indemnification and Employment Agreements

We have entered into indemnification agreements with certain of our executive officers and directors which indemnify them against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by him or her in connection with any proceeding. Additionally, in September 2015, we entered into three-year employment agreements with our officers which include customary terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a cash payment following a change in control of the Company, as defined in such agreements.

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

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions required by the model include the risk-free interest rate, the expected life of the options, the expected stock price volatility over the expected life of the options, and the expected distribution yield. Compensation expense for employee stock options is recognized ratably over the vesting term. The expected life of the options was based on evaluations of expected future exercise behavior. The risk-free interest rate was based on the U.S. Treasury yield curve at the date of grant with maturity dates approximating the expected term of the options at the date of grant. Volatility was based on historical volatility of the stock prices for a sample of publicly traded companies with risk profiles similar to ours. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected stock price volatility and the expected life of an option.

On January 1, 2017, the Compensation Committee of the Board of Directors approved the issuance of 99,000 stock options under our Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan (“Incentive Plan”) to our directors and employees. The stock options vest monthly beginning on February 1, 2017 and continuing over a three-year period through January 1, 2020. The options expire 10 years from the grant date. The weighted-average fair value per share of the stock options granted was $0.35.

In March 2017, 182,796 stock options were issued under our Incentive Plan to executive management as part of their 2016 performance bonus arrangement. The options vested 33% on the grant date and the remaining 67% will vest in equal monthly installments beginning January 1, 2017 and continuing over a two-year period through December 31, 2018. The options expire 10 years from the grant date. The weighted-average fair value per share of the stock options granted was $0.29.

On April 3, 2017, the Compensation Committee of the Board of Directors approved the issuance of 170,000 stock options to executive management related to their performance goals for 2016. The stock options were granted under the Incentive Plan, with 33% vesting on the grant date and the remaining 67% vesting in equal monthly installments beginning May 1, 2017 and continuing over a two-year period through April 2019. The options expire 10 years from the grant date. The weighted-average fair value per share of the stock options granted was $0.30.

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

2017
Stock options granted	451,796
Expected Volatility	23.58%
Expected lives	2.22 years
Risk-free interest rate	1.24%
Dividends	0%
Fair value per share	$0.31

The following table summarizes our stock options as of June 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	400,000	$1.72
Granted	451,796	2.03
Exercised	—
Cancelled/forfeited	—
Options outstanding at June 30, 2017	851,796	$1.88	9.05	$551,000

Options exercisable at June 30, 2017	504,259	$1.82	8.84	$356,000

For our outstanding non-vested options as of June 30, 2017, the weighted average grant date fair value per share was $0.29. As of June 30, 2017, we have approximately $100,000 of unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, which is expected to be recognized as follows:

Year
July 1, 2017 to December 31, 2017	$36,000
2018	46,000
2019	17,000
2020	1,000
100,000

The stock-based compensation expense reported for the three months ended June 30, 2017 and 2016 was approximately $34,000 and $7,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. The stock-based compensation expense reported for the six months ended June 30, 2017 and 2016 was approximately $64,000 and $15,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

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

13. Subsequent Events

Acquisition - Chandler, AZ

On July 17, 2017, we acquired Pennington Gardens, a 90-bed assisted living/memory care facility located in Chandler, Arizona (“Pennington”) for a purchase price of $13.4 million, which was funded through cash on hand plus a collateralized loan. The Pennington property is leased pursuant to a 15-year triple net lease with two five-year renewal options.

In conjunction with the acquisition of Pennington, we entered into a first priority mortgage loan collateralized by the Pennington property with Capital One. The loan, which bears interest at the One Month LIBOR (London Interbank Offered Rate) plus 2.95%, matures on July 17, 2018, with the option for two six-month extensions. The loan may be prepaid with no penalty if the property is refinanced through HUD otherwise we will be required to pay an exit fee, as defined in the agreement.

Equity-Method Investment - Summit Fantasia Holdings III, LLC

On July 27, 2017, through our Operating Partnership, we entered into a limited liability company agreement (“Fantasia III LLC Agreement”) with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and will be accounted for under the equity-method in the Company’s condensed consolidated financial statements.

Under the Fantasia III LLC Agreement, net operating cash flow of the Fantasia III JV will be distributed quarterly, first to the Operating Partnership and Fantasia pari passu until each member has received an amount equal to its accrued, but unpaid 9% return, and thereafter 75% to Fantasia and 25% to the Operating Partnership. All capital proceeds from the sale of the properties held by the Fantasia III JV, a refinancing or another capital event, will be paid first to the Operating Partnership and Fantasia pari passu until each has received an amount equal to its accrued but unpaid 9% return plus its total capital contribution, and thereafter 75% to Fantasia and 25% to the Operating Partnership.

We serve as the manager of the Fantasia III JV and provide management services in exchange for fees and reimbursements. Under the Fantasia III LLC Agreement, as the manager, we are paid an acquisition fee upon closing of an acquisition, as defined in the agreement, based on the purchase price paid for the properties. Additionally, we are paid on a quarterly basis an annual asset management fee equal to 0.75% of the initial capital contribution of the members.

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

Overview

As of June 30, 2017, our ownership interests in our 10 real estate properties of senior housing facilities was as follows: 100% ownership of five properties, and a 95% interest in a consolidated joint venture that owns five properties. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, and a 20% interest in two unconsolidated equity-method investments that each owns two properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

Our revenues are comprised largely of tenant rental income from our 10 real estate properties, including rents reported on a straight-line basis over the initial term of each tenant lease and fees earned for resident care from Friendship Haven (see Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements). Our growth depends, in part, on our ability to continue to raise joint venture equity, acquire new healthcare properties at attractive prices, negotiate long-term tenant leases with favorable rental rate escalators, and by controlling our expenses. Our operations are impacted by property-specific, market-specific, general economic, regulatory and other conditions.

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

Summit Portfolio Properties

At June 30, 2017, our portfolio consisted of 10 real estate properties, five of which are 100% owned by us and five of which are owned by us through our 95% interest in Cornerstone Healthcare Partners LLC. All of the properties are 100% leased on a triple net basis. The following table provides summary information (excluding the 21 properties held by our unconsolidated equity-method investments) regarding these properties as of June 30, 2017:

	Properties	Beds	Square Footage	Purchase Price

SNF	4	337	109,306	$31,740,000
AL or AL/MC	6	427	189,486	37,125,000
Total Real Estate Properties	10	764	298,792	$68,865,000

Property	Location	Date Purchased	Type	Beds	2017 Revenue[1]

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$246,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	262,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	—	[2]
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	484,000
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	100	481,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	382,000
The Shelby House	Shelby, NC	October 4, 2013	AL	72	228,000
The Hamlet House	Hamlet, NC	October 4, 2013	AL	60	329,000
The Carteret House	Newport, NC	October 4, 2013	AL	64	217,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	179,000
Total				764

1 Represents year-to-date through June 30, 2017 revenue based on in-place leases, including straight-line rent.

2 Rent due under a lease between us and our wholly-owned taxable REIT subsidiary (“Friendswood TRS”) was approximately $0.8 million year-to-date through June 30, 2017. Such rental income is eliminated in consolidation.

Joint Venture Portfolio Properties

We continue to believe that raising institutional joint venture equity to make acquisitions will be accretive to shareholder value and will move us closer to our goal of resuming shareholder distributions. Our sole source of equity since 2015 has been institutional funds raised through a joint venture structure and accounted for as equity-method investments. We believe this is the most prudent strategy for growth and our shareholders benefit for the following reasons:

•	We have not incurred the expense of organizational and offering costs, including brokerage commissions, that could amount to 15% or more of the actual capital raised through a registered secondary offering;

•	We have not diluted our original shareholders;

•	We earn acquisition fees and asset management fees from our capital partners, as opposed to paying fees to an advisor, broker or other third party; and

•	We have an attractive waterfall on both net operating cash flow and all sales proceeds, which increases our cash on cash return and our internal rate of return considerably compared to our non-joint venture assets.

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

The following reconciles our 10% equity investment in the SUL JV from inception through June 30, 2017:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,007,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	544,000
Riverglen (New Hampshire) – April 2016	392,000
Delaware Properties – September 2016	1,783,000
Total investments	4,563,000
Income from equity-method investee	409,000
Distributions	(1,338,000)
Total investment at June 30, 2017	$3,634,000

A summary of the unaudited condensed consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	June 30, 2017	December 31, 2016
Real estate properties and intangibles, net	$148,642,000	$151,439,000
Cash and cash equivalents	4,713,000	4,750,000
Other assets	5,956,000	4,860,000
Total Assets:	$159,311,000	$161,049,000

Loans payable, net	$104,852,000	$104,717,000
Other liabilities	12,393,000	13,185,000
Members’ equity:
Best Years	38,319,000	39,186,000
Summit	3,747,000	3,961,000
Total Liabilities and Members’ Equity	$159,311,000	$161,049,000

Condensed Consolidated Statements of Income of SUL JV:

	Three Months Ended June 30,		Six months Ended June 30,
	2017	2016	2017	2016
Revenues:
Revenue	$3,932,000	$2,589,000	$7,920,000	$5,046,000
Property and general expenses	(472,000)	(330,000)	(925,000)	(695,000)
Depreciation and amortization expense	(1,432,000)	(839,000)	(2,860,000)	(1,614,000)
Income from operations	2,028,000	1,420,000	4,135,000	2,737,000
Interest expense	(1,404,000)	(816,000)	(2,761,000)	(1,595,000)
Amortization of debt issuance costs	(163,000)	(74,000)	(282,000)	(149,000)
Net Income	$461,000	$530,000	$1,092,000	$993,000

Summit equity interest in SUL JV net income	$46,000	$53,000	$109,000	$99,000

As of June 30, 2017, the 17 properties held by our unconsolidated 10% equity-method investment in SUL JV are as follows:

Property	Location	Type	Number of Beds
Lamar Estates	Lamar, CO	SNF	60
Monte Vista Estates	Monte Vista, CO	SNF	60
Myrtle Point Care Center	Myrtle Point, OR	SNF	55
Gateway Care and Retirement Center	Portland, OR	SNF/IL	91
Applewood Retirement Community	Salem, OR	IL	69
Loving Arms Assisted Living	Front Royal, VA	AL	78
Pine Tree Lodge Nursing Center	Longview, TX	SNF	92
Granbury Care Center	Granbury, TX	SNF	181
Twin Oaks Nursing Center	Jacksonville, TX	SNF	116
Dogwood Trails Manor	Woodville, TX	SNF	90
Carolina Manor	Appleton, WI	AL	45
Carrington Manor	Green Bay, WI	AL	20
Marla Vista Manor	Green Bay, WI	AL	40
Marla Vista Gardens	Green Bay, WI	AL	20
Riverglen House of Littleton	Littleton, NH	AL	59
Atlantic Shore Rehabilitation and Health Center	Millsboro, DE	SNF	181
Pinnacle Rehabilitation and Health Center	Smyrna, DE	SNF	151
Total:			1,408

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

The following reconciles our 20% equity investment in the Fantasia JV from inception through June 30, 2017:

Summit Citrus Heights ( California) – October 2016	$663,000
Summit Corvallis (Oregon) – October 2016	611,000
Total investment	1,274,000
Income from equity-method investee	19,000
Distributions	(122,000)
Total investment at June 30, 2017	$1,171,000

As of June 30, 2017, the two properties of our unconsolidated 20% equity-method investment in Fantasia JV are as follows:

Property	Location	Type	Number of Beds
Sun Oak Assisted Living	Citrus Heights, CA	AL/MC	78
Regent Court Senior Living	Corvallis, OR	MC	48
Total:			126

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

The following reconciles our 20% equity investment in the Fantasia II JV from inception through June 30, 2017:

Summit Woonsocket (Rhode Island) – February 2017	$1,285,000
Summit Smithfield (Rhode Island) – February 2017	638,000
Total investment	1,923,000
Income from equity-method investee	55,000
Distributions	(118,000)
Total investment at June 30, 2017	$1,860,000

As of June 30, 2017, the two properties of our unconsolidated 20% equity-method investment in Fantasia II JV are as follows:

Property	Location	Type	Number of Beds
Trinity Health and Rehabilitation Center	Woonsocket, Rhode Island	SNF	185
Hebert Nursing Home	Smithfield, Rhode Island	SNF	133
Total:			318

Distributions from Equity-Method Investments

For the three months and six months ended June 30, 2017 and 2016, we recorded distributions and cash received for distributions from our equity-method investments (SUL JV, Fantasia JV and Fantasia II JV) as follows:

	Three Months Ended June 30,		Six months Ended June 30,
	2017	2016	2017	2016
Distributions	$279,000	$132,000	$547,000	$296,000

Cash received for distributions	$291,000	$108,000	$528,000	$214,000

Acquisition and Asset Management Fees

We serve as the manager of the SUL JV, Fantasia JV and Fantasia II JV and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties owned by our three equity-method investments, as defined in the agreements. For the three months ended June 30, 2017 and 2016, we recorded approximately $0.1 million and $78,000, respectively, in acquisition and asset management fees. For the six months ended June 30, 2017 and 2016, we recorded approximately $0.3 million and $0.1 million, respectively, in acquisition and asset management fees.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 29, 2017.

Results of Operations

Our results of operations are described below:

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Three Months Ended June 30,
	2017	2016	$ Change
Rental revenues	$1,421,000	$1,702,000	$(281,000)
Tenant reimbursements and other income	182,000	223,000	(41,000)
Resident services and fee income	2,112,000	2,002,000	110,000
Total revenues	3,715,000	3,927,000	(212,000)
Less expenses:
Property operating costs	(361,000)	(443,000)	82,000
Resident services costs	(1,629,000)	(1,760,000)	131,000
Net operating income (1)	1,725,000	1,724,000	1,000
Acquisition & asset management fees	123,000	78,000	45,000
Interest income from notes receivable	44,000	45,000	(1,000)
General and administrative	(1,067,000)	(1,186,000)	119,000
Depreciation and amortization	(741,000)	(920,000)	179,000
Income from equity-method investees	94,000	53,000	41,000
Other income	13,000	41,000	(28,000)
Interest expense	(678,000)	(774,000)	96,000
Net loss	(487,000)	(939,000)	452,000
Noncontrolling interests’ share in income	(13,000)	(17,000)	4,000
Net loss applicable to common stockholders	$(500,000)	$(956,000)	$456,000

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues, tenant reimbursements and other income, resident services and fee income, less property operating and resident services costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, other income and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses, including management fees. Resident service and fee income and resident services costs are generated from Friendswood TRS. Net operating income remained consistent for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 mainly due to the $0.2 million decrease in total revenue offset by a corresponding $0.2 million decrease in property operating and resident services costs. The decrease in rental revenues was mainly due to the rental revenue for the three months ended June 30, 2016 included one month of Riverglen (contributed to the SUL JV in April 2016) and three months of rental revenue for Medford (sold in October 2016) (see Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements) and none for the three months ended June 30, 2017.

The net decrease in general and administrative expenses is mainly due to an approximately $0.1 million decrease in legal expenses associated with the CRA litigation (see Notes 7 and 10 to the accompanying Notes to Condensed Consolidated Financial Statements).

The decrease in depreciation and amortization and interest expense for the three months ended June 30, 2017 is mainly due to three months ended June 30, 2016 included one month for Riverglen (contributed to the SUL JV in April 2016) and three months for Medford (sold in October 2016) (see Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements) and none for the three months ended June 30, 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,
	2017	2016	$ Change
Rental revenues	$2,844,000	$3,544,000	$(700,000)
Tenant reimbursements and other income	372,000	448,000	(76,000)
Resident services and fee income	4,416,000	4,145,000	271,000
Total revenues	7,632,000	8,137,000	(505,000)
Less expenses:
Property operating costs	(792,000)	(928,000)	136,000
Resident services costs	(3,259,000)	(3,517,000)	258,000
Net operating income (1)	3,581,000	3,692,000	(111,000)
Acquisition and asset management fees	301,000	132,000	169,000
Interest income from notes receivable	88,000	75,000	13,000
General and administrative	(2,316,000)	(2,113,000)	(203,000)
Depreciation and amortization	(1,484,000)	(1,893,000)	409,000
Income from equity-method investees	178,000	99,000	79,000
Other income	32,000	72,000	(40,000)
Interest expense	(1,367,000)	(1,589,000)	222,000
Net loss	(987,000)	(1,525,000)	538,000
Noncontrolling interests’ share in income	(25,000)	(34,000)	9,000
Net loss applicable to common stockholders	$(1,012,000)	$(1,559,000)	$547,000

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues, tenant reimbursements and other income, and resident services and fee income, less property operating costs and resident services costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, other income, and interest expense,. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses, including management fees. Resident services and fee income and resident services costs are generated from Friendswood TRS. Net operating income decreased by approximately $0.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This was mainly due to a $0.8 million decrease in rental revenues and tenant reimbursements, as the rental revenue for the six months ended June 30, 2016 included four months of Riverglen (contributed to the SUL JV in April 2016) and six months of rental revenue and costs for Medford (sold in October 2016) (see Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements) and none for the six months ended June 30, 2017 offset by a $0.3 million increase in resident service and fee income, due to improvement in facility management. The decrease in property operating costs and resident services costs are due to the same factors related to the revenues.

The increase in the acquisition and asset management fees of approximately $0.2 million is due to the acquisition fees earned on the Fantasia II properties of approximately $0.1 million (acquired in February 2017) and an increase in asset management fees due the addition of the Fantasia I and SUL JV properties acquired in late 2016 and Fantasia II acquired in February 2017.

The net increase in general and administrative expenses of $0.2 million is mainly due to an increase of approximately $0.3 million in legal expenses associated with the CRA litigation (see Notes 7 and 10 to the accompanying Notes to Condensed Consolidated Financial Statements) offset by a $0.1 million decrease in payroll, board member expenses and abandoned project costs.

The decrease in depreciation and amortization and interest expense for the six months ended June 30, 2017 is mainly due to six months ended June 30, 2016 included four months for Riverglen (contributed to the SUL JV in April 2016) and six months for Medford (sold in October 2016) (see Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements) and none for the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2017, we had approximately $9.2 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

Going forward, we expect our primary sources of cash to be rental revenues, tenant reimbursements, asset management fees and joint venture distributions. In addition, we may increase cash through the sale of additional properties, which may result in the deconsolidation of properties we already own, or borrowing against currently-owned properties. For the foreseeable future, we expect our primary uses of cash to be for funding future acquisitions, operating expenses, interest expense on outstanding indebtedness, and the repayment of principal on loans payable. We may also incur expenditures for renovations of our existing properties, such as increasing the size of the properties by developing additional rentable square feet and/or making the space more appealing.

We continue to pursue options for repaying and/or refinancing debt obligations with long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”) insured loans. In October and December 2015, we successfully refinanced two of our existing loan arrangements with Lancaster Pollard (HUD insured) loans (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements). We believe that market conditions may be acceptable to continue to raise capital through additional joint venture arrangements with either our existing joint venture partners or new partners, although there can be no assurances that any such transactions will have terms acceptable to us or will be consummated.

Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties.

Credit Facilities and Loan Agreements

As of June 30, 2017, we had the following debt obligations, which have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016:

• Healthcare Financial Solutions, LLC–approximately $2.8 million maturing October 2018

• Oxford Finance, LLC– approximately $6.9 million maturing October 2019

• Lancaster Pollard (HUD insured)–approximately $43.3 million maturing from September 2039 through January 2051

See Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements for information regarding our acquisition in July 2017.

Distributions

We made no stockholder distributions during the six months ended June 30, 2017.

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

The following is the reconciliation from net loss applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss applicable to common stockholders (GAAP)	$(500,000)	$(956,000)	$(1,012,000)	$(1,559,000)
Adjustments:
Depreciation and amortization	741,000	920,000	1,484,000	1,893,000
Depreciation and amortization related to non-controlling interests	(20,000)	(24,000)	(40,000)	(48,000)
Depreciation related to SUL JV	143,000	84,000	286,000	162,000
Depreciation related to Fantasia JV and Fantasia II JV	72,000	—	118,000	—
Funds provided by operations (FFO) applicable to common stockholders	$436,000	$24,000	$836,000	$448,000
Weighted-average number of common shares outstanding - basic and diluted	23,027,978	23,027,978	23,027,978	23,027,978
FFO per weighted average common shares	$0.02	$0.00	$0.04	$0.02

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On April 17, 2014, Judge Nakamura denied in its entirety plaintiffs’ ex parte application for a temporary restraining order to show cause why a preliminary injunction against the defendants should not issue.  On May 19, 2014, we filed a counter claim against plaintiffs and certain individuals affiliated with CRA and affiliated entities. The Company continues to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself. Plaintiffs and defendants are conducting discovery. We have filed motions for summary adjudication on CRA’s claims against us and the other defendants and our claims against CRA.  The court has heard oral argument on the motions for summary adjudication and taken the motions under submission. A trial is scheduled to start on August 28, 2017.

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

(b) Not applicable.

(c) During the six months ended June 30, 2017, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The Company has scheduled its 2017 Annual Meeting of Shareholders (the “2017 Annual Meeting”) for November 9, 2017. For stockholders who wish to present a proposal to be considered for inclusion in our proxy statement and for consideration at the 2017 Annual Meeting, pursuant to Rule 14a-8 under the Exchange Act, the proposal must be received by our Corporate Secretary, Summit Healthcare REIT, Inc. 2 South Pointe Drive, Suite 100, Lake Forest, California 92630 no later than August 24, 2017. Stockholder proposals must otherwise comply with the requirements of Rule 14a-8 of the Exchange Act.

This date of the 2017 Annual Meeting also affects the notification deadline for stockholders who wish to nominate candidates for director or propose other business for consideration at the 2017 Annual Meeting. In such case, our Bylaws currently provide that, in order for a stockholder to bring nominations or business at the 2017 Annual Meeting, certain conditions set forth in Section 2.12 of our Bylaws must be satisfied, including delivery of notice of such nomination or proposal to our Corporate Secretary at the address above no earlier than June 12, 2017, and no later than July 12, 2017 or ten days following the date of this report (whichever is later).

Item 6. Exhibits

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

3.3	Articles of Amendment of the Company dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of the Company dated June 30, 2010 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).
10.1	Loan Agreement between Summit Chandler, LLC, as borrower and Capital One, National Association, dated July 17, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2017).

10.2	Purchase and Sale Agreement between Summit Healthcare REIT, Inc. and Family Healthreach, Inc. dated as of April 5, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 18, 2017).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 8th day of August 2017.

SUMMIT HEALTHCARE REIT, INC.

By:	/s/ Kent Eikanas
Kent Eikanas
President
(Principal Executive Officer)

By:	/s/ Elizabeth A. Pagliarini
Elizabeth A. Pagliarini
Chief Financial Officer
(Principal Financial Officer )

Page 33 of 33