Form 10-Q
period 2017-09-30
Summit Healthcare REIT, Inc
filed 2017-11-09
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 7, 2017, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Cash and cash equivalents	$4,235,000	$10,757,000
Restricted cash	3,575,000	3,806,000
Real estate properties, net	70,111,000	58,739,000
Notes receivable	4,777,000	4,801,000
Deferred costs and deposits	500,000	240,000
Tenant and other receivables, net	4,315,000	4,262,000
Deferred leasing commissions, net	1,308,000	1,413,000
Other assets, net	250,000	290,000
Equity-method investments	8,369,000	5,095,000
Total assets	$97,440,000	$89,403,000

LIABILITIES AND EQUITY

Accounts payable and accrued liabilities	$3,438,000	$2,979,000
Accrued salaries and benefits	210,000	256,000
Security deposits	1,208,000	1,208,000
Loans payable, net of debt issuance costs	61,002,000	51,717,000
Total liabilities	65,858,000	56,160,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at September 30, 2017 and December 31, 2016	23,000	23,000
Additional paid-in capital	117,326,000	117,243,000
Accumulated deficit	(86,468,000)	(84,767,000)
Total stockholders’ equity	30,881,000	32,499,000
Noncontrolling interest	701,000	744,000
Total equity	31,582,000	33,243,000
Total liabilities and equity	$97,440,000	$89,403,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental revenues	$1,644,000	$1,639,000	$4,488,000	$5,183,000
Resident services and fee income, net	2,413,000	2,017,000	6,829,000	6,162,000
Tenant reimbursements and other income	224,000	217,000	596,000	665,000
Acquisition and asset management fees	293,000	206,000	594,000	338,000
Interest income from notes receivable	44,000	44,000	132,000	119,000
	4,618,000	4,123,000	12,639,000	12,467,000
Expenses:
Property operating costs	395,000	404,000	1,187,000	1,332,000
Resident services costs	1,658,000	1,750,000	4,917,000	5,267,000
General and administrative	1,688,000	1,411,000	4,004,000	3,524,000
Depreciation and amortization	823,000	898,000	2,307,000	2,791,000
	4,564,000	4,463,000	12,415,000	12,914,000
Operating income (loss)	54,000	(340,000)	224,000	(447,000)

Income from equity-method investees	73,000	68,000	251,000	167,000
Other income	5,000	21,000	37,000	93,000
Interest expense	(806,000)	(755,000)	(2,173,000)	(2,344,000)
Net loss	(674,000)	(1,006,000)	(1,661,000)	(2,531,000)
Noncontrolling interests’ share in net income	(15,000)	(19,000)	(40,000)	(53,000)
Net loss applicable to common stockholders	$(689,000)	$(1,025,000)	$(1,701,000)	$(2,584,000)

Basic and diluted loss per common share:
Net loss applicable to common stockholders	$(0.03)	$(0.04)	$(0.07)	$(0.11)

Weighted average shares used to calculate basic and diluted net loss per common share	23,027,978	23,027,978	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Nine Months Ended September 30, 2017

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2017	23,027,978	$23,000	$117,243,000	$(84,767,000)	$32,499,000	$744,000	$33,243,000
Stock-based compensation	—	—	83,000	—	83,000	—	83,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(83,000)	(83,000)
Net (loss) income	—	—	—	(1,701,000)	(1,701,000)	40,000	(1,661,000)
Balance — September 30, 2017	23,027,978	$23,000	$117,326,000	$(86,468,000)	$30,881,000	$701,000	$31,582,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,661,000)	$(2,531,000)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Amortization of debt issuance costs	136,000	103,000
Depreciation and amortization	2,307,000	2,791,000
Straight-line rents	(337,000)	(466,000)
Bad debt expense	148,000	32,000
Stock-based compensation expense	83,000	22,000
Income from equity-method investees	(251,000)	(167,000)
Change in operating assets and liabilities:
Restricted cash related to current activities	116,000	(87,000)
Tenant and other receivables, net	398,000	269,000
Other assets	62,000	203,000
Accounts payable and accrued liabilities	235,000	525,000
Accrued salaries and benefits	(46,000)	(198,000)
Net cash and cash equivalents provided by operating activities	1,190,000	496,000

Cash flows from investing activities:
Restricted cash	340,000	293,000
Deferred costs and deposits	(482,000)	(345,000)
Real estate acquisitions	(13,452,000)	—
Real estate improvements	(122,000)	(144,000)
Proceeds from contribution of properties, net of cash and restricted cash contributed	—	2,814,000
Investment in equity-method investees	(3,694,000)	(1,845,000)
Distributions received from equity-method investees	608,000	173,000
Payments from notes receivable	24,000	24,000
Net cash and cash equivalents (used in) provided by investing activities	(16,778,000)	970,000

Cash flows from financing activities:
Proceeds from issuance of loans payable	10,050,000	—
Payments of loans payable	(729,000)	(710,000)
Distributions paid to noncontrolling interests	(83,000)	(41,000)
Deferred financing costs	(172,000)	(29,000)
Net cash and cash equivalents provided by (used in) financing activities	9,066,000	(780,000)
Net (decrease) increase in cash and cash equivalents	(6,522,000)	686,000
Cash and cash equivalents – beginning of period	10,757,000	6,603,000
Cash and cash equivalents – end of period	$4,235,000	$7,289,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,800,000	$2,214,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 100% of six properties, 95.3% of four properties, 95% of one property, a 10% equity interest in an unconsolidated equity-method investment that holds 17 properties, a 20% equity interest in two unconsolidated equity-method investments that each hold two properties and a 10% equity interest in an unconsolidated equity-method investment that holds nine properties. Summit is a Maryland corporation, formed in 2004 under the General Corporation Law of Maryland for the purpose of investing in and owning real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, except where the context otherwise requires.

We conduct substantially all of our operations through Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), which is a Delaware limited partnership. As of September 30, 2017, we own a 99.88% general partner interest in the Operating Partnership, and Cornerstone Realty Advisors, LLC (“CRA”), a former affiliate, owns a 0.12% limited partnership interest. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.

Cornerstone Healthcare Partners LLC

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% non-controlling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated with our financial statements and owns five properties (the “JV Properties”).

As of September 30, 2017, we own a 95.3% interest in four of the JV Properties, and CHREF owns a 4.7% interest. We continue to own a 95% interest in the fifth JV Property, and CHREF owns a 5% interest.

Summit Union Life Holdings, LLC

On April 29, 2015, through our Operating Partnership, we entered into a limited liability company agreement (as amended, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements (see Note 5). As of September 30, 2017 and December 31, 2016, we have a 10% interest in the SUL JV. As of September 30, 2017 and December 31, 2016, the SUL JV owned 17 properties.

Summit Fantasia Holdings, LLC

On September 27, 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of September 30, 2017 and December 31, 2016, we have a 20% interest in the Fantasia JV. As of September 30, 2017 and December 31, 2016, the Fantasia JV owned two properties.

Summit Fantasia Holdings II, LLC

On December 23, 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia II LLC Agreement”) with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of September 30, 2017 and December 31, 2016, we have a 20% interest in the Fantasia II JV. As of September 30, 2017, the Fantasia II JV owned two properties.

Summit Fantasia Holdings III, LLC

On July 27, 2017, through our Operating Partnership, we entered into a limited liability company agreement (“Fantasia III LLC Agreement”) with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in the Company’s condensed consolidated financial statements. As of September 30, 2017, we have a 10% interest in the Fantasia III JV. As of September 30, 2017, the Fantasia III JV owned nine properties.

Summit Fantasy Pearl Holdings, LLC

On October 2, 2017, through our Operating Partnership, we entered into a limited liability company agreement (“FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and will be accounted for under the equity-method in the Company’s condensed consolidated financial statements. See Note 13 – Subsequent Event for further information.

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC (“SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia JV, Fantasia II JV, Fantasia III JV and FPH JV, (collectively, our “Equity-Method Investments”), and provide management services in exchange for fees and reimbursements. All acquisition fees and asset management fees earned by us are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS. See Notes 5 and 7 for further information.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-13. This ASU adds, amends, and supersedes SEC paragraphs of the Accounting Standards Codification (ASC) related to the adoption and transition provisions of ASU No. 2014-09, Revenue From Contracts with Customers and ASU 2016-02, Leases, for public business entities. The ASU is titled ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.

ASU 2017-13 codifies portions of an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting essentially delaying the effective date of the revenue recognition and leases standards for a subset of public entities. The SEC Observer made the following SEC Staff Announcement, “Transition Related to Accounting Standards Updates No. 2014-09 and 2016-02,” at the July 20, 2017 EITF meeting:

The SEC staff would not object to a public business entity that otherwise would not meet the definition of a public business entity, except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC, adopting: (1) ASC Topic 606, Revenue from Contracts with Customers for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, and (2) ASC Topic 842, Leases for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

A public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC may still elect to adopt ASC Topic 606 and ASC Topic 842 according to the public business entity effective dates.

This announcement is applicable only to public business entities that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC. This announcement is not applicable to other public business entities. As we include our significant tenant’s financials as an exhibit to our Form 10-K report, we will adopt this ASU as it relates to those financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.

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

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. We are currently evaluating the impact this guidance will have on our condensed consolidated financial statements; however, once adopted, restricted cash will be presented with cash and cash equivalents in our condensed consolidated statements of cash flows and, at September 30, 2017, that amount was approximately $3.6 million.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We continue to evaluate the impact of our adoption of this new standard in 2019 and we estimate the effect on our condensed consolidated financial statements could be approximately $0.3 million, as we have an operating lease that will be added to the assets and liabilities of our condensed consolidated balance sheet. As generally accepted accounting principles for lessors remains mostly unchanged, we do not expect it to have an impact on our leases from our tenants.

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

We have evaluated the impact that our adoption of this new revenue recognition standard in the first quarter of 2018 will have on our rental revenues and we do not expect this to have a significant impact on our condensed consolidated financial statements as our rental revenue relates to triple net leases and related tenant reimbursements, which are excluded from this standard.  Non-lease components will be evaluated under this standard upon adoption of ASU No. 2016-02.  Additionally, we continue to evaluate the impact this standard may have on our interest income revenue and acquisition and asset management fees, which have historically been less than five percent of our total revenue.

We continue to evaluate the impact the adoption of this ASU will have on our resident services and fee income. Approximately 80% of this revenue is related to Medicare and Medicaid, for which the recorded revenue is already reduced to the net expected amounts we will be entitled to receive from these parties. Additional estimations using a portfolio approach may be required for certain insurance payors and private payments.

The Company has elected the modified retrospective transition method. Upon adoption of this ASU in 2018, the Company anticipates that additional disclosures will be necessary to separately disclose the components of our total revenue. The Company expects to complete its evaluation of this ASU during the fourth quarter of 2017.

3. Investments in Real Estate Properties

As of September 30, 2017 and December 31, 2016, our investments in our 11 real estate properties, which include those acquired through our subsidiaries and CHP, LLC, but excluding the 30 properties owned by our unconsolidated Equity-Method Investments, were as follows:

	September 30, 2017	December 31, 2016
Land	$7,318,000	$5,548,000
Buildings and improvements	69,467,000	58,450,000
Less: accumulated depreciation	(8,496,000)	(7,011,000)
Buildings and improvements, net	60,971,000	51,439,000
Furniture and fixtures	6,943,000	6,165,000
Less: accumulated depreciation	(5,121,000)	(4,413,000)
Furniture and fixtures, net	1,822,000	1,752,000
Real estate properties, net	$70,111,000	$58,739,000

For the three months ended September 30, 2017 and 2016, depreciation and amortization expense (excluding leasing commission amortization) was approximately $0.8 million and $0.9 million, respectively. For the nine months ended September 30, 2017 and 2016, depreciation and amortization expense (excluding leasing commission amortization) was approximately $2.2 million and $2.7 million, respectively.

As of September 30, 2017, our portfolio consisted of 11 real estate properties which were 100% leased to the tenants of the related facilities. The following table provides summary information regarding our portfolio (excluding the 30 properties owned by our unconsolidated Equity-Method Investments) as of September 30, 2017:

Property	Location	Date Purchased	Type(2)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,813,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,222,000	63
Friendship Haven Healthcare and Rehabilitation Center (1)	Galveston County, TX	September 14, 2012	SNF	15,000,000	6,904,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	7,038,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,671,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	7,244,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,740,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	4,005,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,379,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,050,000	90
Total:				$82,265,000	$62,866,000	854

(1)	We became the licensed operator and tenant of the facility on May 1, 2014 through Friendswood TRS. Upon becoming the licensed operator and tenant of the facility, we entered into a management agreement with an affiliate of Stonegate Senior Living (“Stonegate”). As of December 31, 2016, we terminated the management agreement with Stonegate and entered into a new three-year management agreement with HMG Services, L.L.C. (“HMG”), whereby HMG will receive a management fee of up to 5% of certain adjusted gross revenues from operations of the facility (see Note 10).

(2)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for our 11 real estate properties, which include those acquired through our subsidiaries and CHP, LLC, but excluding the 30 properties owned by our unconsolidated Equity-Method Investments, for the period from October 1, 2017 to December 31, 2017 and for each of the four following years and thereafter ending December 31 are as follows (1):

Years ending
October 1, 2017 to December 31, 2017	$1,555,000
2018	6,296,000
2019	6,429,000
2020	6,565,000
2021	6,703,000
Thereafter	51,195,000
$78,743,000

(1)	This schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases, tenant reimbursements, and the rental revenues for the tenant (Friendswood TRS) of Friendship Haven.

2017 Acquisition - Chandler, AZ

On July 17, 2017, we acquired a 100% interest in Pennington Gardens, a 90-bed assisted living/memory care facility located in Chandler, Arizona (“Pennington Gardens”) for a purchase price of $13.4 million plus approximately $52,000 in acquisition costs, which was funded through cash on hand plus a collateralized loan (see Note 4). Pennington Gardens is leased pursuant to a 15-year triple net lease with two five-year renewal options.

Leasing Commissions

As a self-managed REIT, we no longer pay leasing commissions. Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of September 30, 2017 and December 31, 2016, total costs incurred were $1.9 million and $1.9 million, respectively, and the unamortized balance of capitalized leasing commissions was approximately $1.3 million and $1.4 million, respectively. Amortization expense for the three months ended September 30, 2017 and 2016 was $35,000 and $40,000, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $0.1 million and $0.1 million, respectively.

4. Loans Payable

As of September 30, 2017 and December 31, 2016, our loans payable consisted of the following:

	September 30, 2017	December 31, 2016
Loan payable to Capital One, National Association in monthly installments of approximately $36,000, including interest at LIBOR plus 2.95% (4.2% at September 30, 2017), due in July 2018, and collateralized by Pennington Gardens.	$10,050,000	$-

Loan payable to Healthcare Financial Solutions, LLC in monthly installments of approximately $15,000, including interest at LIBOR (floor of 0.50%) plus 4.0% (5.3% at September 30, 2017 and 5.0% at December 31, 2016, respectively), due in October 2018, and collateralized by Sundial Assisted Living.	$2,800,000	$2,800,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $53,000, including interest at LIBOR (floor of 0.75%) plus 6.50% (7.8% as of September 30, 2017 and 7.25% as of December 31, 2016, respectively) due in October 2019, collateralized by Friendship Haven.	6,904,000	6,978,000

Loans payable to Lancaster Pollard (insured by HUD) in monthly installments of approximately $209,000, including interest, ranging from a fixed rate of 3.70% to 3.78%, due in September 2039 through January 2051, and collateralized by Sheridan, Fernhill, Pacific Health, Shelby, Hamlet, Carteret, Aledo and Danby.	43,112,000	43,768,000
	62,866,000	53,546,000
Less debt issuance costs	(1,864,000)	(1,829,000)
Total loans payable	$61,002,000	$51,717,000

As of September 30, 2017, we have total debt obligations of approximately $62.9 million that will mature between 2018 and 2051. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of September 30, 2017, we were in compliance with all of those covenants.

In connection with our loans payable, we incurred debt issuance costs. The unamortized balance of the debt issuance costs was approximately $1.9 million and $1.8 million as of September 30, 2017 and December 31, 2016, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended September 30, 2017 and 2016, $69,000 and $34,000, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, $0.1 million and $0.1 million, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

During the three months ended September 30, 2017 and 2016, we incurred approximately $0.7 million and $0.7 million, respectively, of interest expense (excluding debt issuance costs amortization) related to our loans payable.  During the nine months ended September 30, 2017 and 2016, we incurred approximately $2.0 million and $2.2 million, respectively, of interest expense (excluding debt issuance costs amortization) related to our loans payable.

The principal payments due on the loans payable (excluding debt issuance costs) for the period from October 1, 2017 to December 31, 2017 and for each of the four following years and thereafter ending December 31 are as follows:

Years Ending	Principal Amount
October 1, 2017 to December 31, 2017	$249,000
2018	13,870,000
2019	7,725,000
2020	986,000
2021	1,024,000
Thereafter	39,012,000
$62,866,000

The following information describes our loan activity for the nine months ended September 30, 2017 and as of September 30, 2017 and December 31, 2016:

Capital One, National Association

In July 2017, in conjunction with the acquisition of Pennington Gardens (see Note 3), we entered into a $10.1 million first priority mortgage loan collateralized by Pennington Gardens with Capital One, National Association. The loan, which bears interest at the One Month LIBOR (London Interbank Offered Rate) plus 2.95%, matures on July 17, 2018, with the option for two six-month extensions. The loan may be prepaid with no penalty if the property is refinanced through United States Department of Housing and Urban Development (“HUD”); otherwise we will be required to pay an exit fee, as defined in the loan agreement. We incurred approximately $0.2 million in deferred financing costs.

Healthcare Financial Solutions, LLC (a.k.a. Capital One)

We have an amended loan agreement for the Sundial Assisted Living property located in Redding with Healthcare Financial Solutions, LLC (“HFS”). See table above listing loans payable for further information. The loan was interest-only through January 2017 and then the loan payments increased to approximately $15,000 a month, including interest. The principal payment portion of this loan payment commencing in February 2017 is being held in a sinking fund until maturity date. If the loan is refinanced prior to the maturity date, the loan payments in the sinking fund will be released to us; otherwise at the maturity date, the loan payments in the sinking fund will be released to the lender and applied to the outstanding principal balance. Additionally, the loan is collateralized by the property and cross-guaranteed with several properties owned by the SUL JV, which will be released from the guarantee when the property is refinanced with a HUD-insured loan or upon repayment at the maturity date.

Oxford Finance, LLC

We have a secured term loan agreement with Oxford Finance, LLC collateralized by the Friendship Haven facility. See table above listing loans payable for further information. Prior to the maturity date, we may prepay the loan, in whole, subject to certain terms and by paying an exit fee as further described in the loan agreement.

Lancaster Pollard Mortgage Company, LLC

We have several properties with HUD-insured loans from the Lancaster Pollard Mortgage Company, LLC (“Lancaster Pollard”). See table above listing loans payable for further information.

All of the HUD-insured loans are subject to customary representations, warranties and ongoing covenants and agreements with respect to the operation of the facilities, including the provision for certain maintenance and other reserve accounts for property tax, insurance, and capital expenditures, with respect to the facilities all as described in the HUD agreements. These reserves are included in restricted cash in our condensed consolidated balance sheets.

5. Equity-Method Investments

As of September 30, 2017 and December 31, 2016, the balances of our Equity-Method Investments were approximately $8.4 million and $5.1 million, respectively, and are as follows:

Summit Union Life Holdings, LLC

In April 2015, we formed the SUL JV, which is owned 10% by the Operating Partnership and 90% by Best Years. The SUL JV will continue until an event of dissolution occurs, as defined in the SUL LLC Agreement.

During 2015, we contributed our limited liability company interests in six properties (“JV 2 Properties”) to the SUL JV and retained a 10% interest in those six properties. Concurrent with this contribution, the Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the JV 2 Properties due to cash restrictions related to the loans payable for the contributed JV 2 Properties. In April 2017, we received approximately $122,000 to pay down the distribution receivable from one of the JV 2 properties. As of September 30, 2017 and December 31, 2016, the receivable of $240,000 and $362,000, respectively, due from the JV 2 properties, is included in tenant and other receivables in our condensed consolidated balance sheets.

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

In April 2017, one of the JV 2 properties that owed Summit approximately $110,000 in distributions payable was able to repay the funds; however, the cash was retained by the property to fund future capital calls. Through September 2017, we applied approximately $5,000 of this as additional capital. As of September 30, 2017, the remaining balance of $105,000 is included in tenant and other receivables in our condensed consolidated balance sheets.

As of September 30, 2017, the balance of our equity-method investment related to the SUL JV was approximately $3.5 million.

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

As of September 30, 2017, the balance of our equity-method investment related to the Fantasia JV was approximately $1.1 million.

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

As of September 30, 2017, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.8 million.

Summit Fantasia Holdings III, LLC

On July 27, 2017, through our Operating Partnership, we entered into a limited liability company agreement (“Fantasia III LLC Agreement”) with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in the Company’s condensed consolidated financial statements.

On August 10, 2017, through the Fantasia III JV, we acquired a 10% interest in nine skilled nursing facilities, located in Connecticut, for a total aggregate purchase price of $60 million for the properties, which was funded through capital contributions from the members of the Fantasia III JV plus the proceeds from a collateralized loan. The facilities consist of a total of 1,285 licensed beds, and will be operated by and leased to a third party operator. We contributed approximately $2.0 million to the Fantasia III JV in connection with the acquisition.

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

As of September 30, 2017, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.9 million.

Summit Fantasy Pearl Holdings, LLC

On October 2, 2017, through our Operating Partnership, we entered into the FPH LLC Agreement with Fantasia, Atlantis and Fantasy, and formed the FPH JV. The FPH JV is not consolidated in our consolidated financial statements and will be accounted for under the equity-method in the Company’s condensed consolidated financial statements. See Note 13 for further information.

Distributions from Equity-Method Investments

As of September 30, 2017 and December 31, 2016, we have distributions receivable, which is included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	September 30, 2017	December 31, 2016
SUL JV	$168,000	$365,000
Fantasia JV	29,000	31,000
Fantasia II JV	60,000	-
Fantasia III JV	59,000	-
Total	$316,000	$396,000

For the nine months ended September 30, 2017 and 2016, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Nine Months Ended September 30, 2017			Nine months Ended September 30, 2016
	Total Cash Distributions Received	Cash Flow from Operating	Cash Flow from Investing	Total Cash Distributions Received	Cash Flow from Operating	Cash Flow from Investing

SUL JV	$556,000	$117,000	$439,000	$340,000	$167,000	$173,000
Fantasia JV	136,000	19,000	117,000	-	-	-
Fantasia II JV	148,000	96,000	52,000	-	-	-
Fantasia III JV	-	-	-	-	-	-
Total	$840,000	$232,000	$608,000	$340,000	$167,000	$173,000

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in the agreements. For the three months ended September 30, 2017 and 2016, we recorded approximately $0.3 million and $0.2 million, respectively, in acquisition and asset management fees from our Equity-Method Investments. For the nine months ended September 30, 2017 and 2016, we recorded approximately $0.6 million and $0.3 million, respectively, in acquisition and asset management fees from our Equity-Method Investments.

6. Receivables

Notes Receivable

Fernhill Note

In September 2014, we loaned approximately $140,000 to the operator of the Fernhill facility for certain property improvements at a fixed rate of interest of 6% payable in monthly installments through January 2019. As of September 30, 2017 and December 31, 2016, the balance on the note was approximately $47,000 and $71,000, respectively.

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

As of September 30, 2017, we have not collected any funds related to the principal on the note and the net carrying amount of the note receivable was approximately $4.7 million. For the three months ended September 30, 2017 and 2016, we received interest payments from the note of approximately $43,000 and $43,000, which is recorded as interest income from notes receivable in our condensed consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, we received interest payments from the note of approximately $129,000 and $115,000, which is recorded as interest income from notes receivable in our condensed consolidated statements of operations.

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	September 30, 2017	December 31, 2016
Accounts receivable from resident services, net of allowance for doubtful accounts of $332,000 and $267,000, respectively	$775,000	$866,000
Straight-line rent receivables	2,721,000	2,384,000
Distribution receivables from Equity-Method Investments	316,000	396,000
Receivable from JV 2 properties	240,000	362,000
Other receivables	263,000	254,000
Total	$4,315,000	$4,262,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through March 31, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of September 30, 2017 and December 31, 2016, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our condensed consolidated balance sheets.

As of September 30, 2017 and December 31, 2016, we had the following receivables and reserves:

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

8. Concentration of Risk

Our cash is generally invested in short-term money market instruments. As of September 30, 2017, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of September 30, 2017, we owned one property in California, three properties in Oregon, four properties in North Carolina, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 30 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended September 30, 2017, we leased our 11 real estate properties to four different tenants under long-term triple net leases, three of which comprise 50%, 30% and 19% of our tenant rental revenue. For the three months ended September 30, 2016, we leased our 11 healthcare properties to five different tenants under long-term triple net leases, two of which comprised 51% and 30% of our tenant rental revenue. For the nine months ended September 30, 2017, we leased our 11 healthcare properties to four different tenants under long-term triple net leases, three of which comprise 55%, 33% and 11% of our tenant rental revenue. For the nine months ended September 30, 2016, we leased our 11 healthcare properties to five different tenants under long-term triple net leases, two of which comprise 48% and 28% of our tenant rental revenue.

As of September 30, 2017 and December 31, 2016, we have one tenant that constitutes a significant asset concentration, as the net assets of the tenant are 36% and 38%, respectively, of our total assets as of December 31, 2016.

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

As of September 30, 2017 and December 31, 2016, the fair value of the Nantucket note receivable (see Note 6) was approximately $4.9 million compared to the carrying value of approximately $4.7 million. The fair value of the note receivable was estimated based on cash flow analysis at an assumed market rate of interest. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of September 30, 2017 and December 31, 2016, the fair value of our loans payable was approximately $63.4 million and $54.3 million compared to the carrying value of approximately $62.9 million and $53.5 million, respectively. The fair value of our loans payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of September 30, 2017, we utilized a discount rate ranging from 4.4% to 7.8% and a weighted-average discount rate of 4.9%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the nine months ended September 30, 2017 and 2016.

At September 30, 2017 and December 31, 2016, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On April 17, 2014, Judge Nakamura denied in its entirety plaintiffs’ ex parte application for a temporary restraining order to show cause why a preliminary injunction against the defendants should not issue.  On May 19, 2014, the Company filed a counter claim against plaintiffs and certain individuals affiliated with CRA and affiliated entities. The Company continues to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself. .. We filed motions for summary adjudication on plaintiffs’ claims and on our cross claims. The court heard oral argument on the motions for summary adjudication and granted the motions in part and denied the motions part. A trial is scheduled to commence on March 26, 2018.

A bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC or Healthcare Real Estate Qualified Purchasers Fund, LLC.  Following the dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware.  At a status hearing, the Bankruptcy Court expressed concern about HCRE commencing this litigation and urged the parties to mediate the issues. A mediation was held but the parties did not reach a settlement. The Bankruptcy Court recently granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice.  We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

Friendship Haven and HMG Services Management Agreement

Under our three-year management agreement with HMG (see Note 3), dated January 1, 2017, either party may terminate the agreement by written notice to the other party. However, if we terminate the agreement within one year, we are obligated to pay a termination fee up to three times the highest monthly management fee paid to HMG prior to the termination. For 2017, if we terminated the agreement, we expect the termination fee could be approximately $130,000.

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

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

2017
Stock options granted	451,796
Expected Volatility	23.58%
Expected lives	2.22 years
Risk-free interest rate	1.24%
Dividends	0%
Fair value per share	$0.31

The following table summarizes our stock options as of September 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	400,000	$1.72
Granted	451,796	2.03
Exercised	—
Cancelled/forfeited	—
Options outstanding at September 30, 2017	851,796	$1.88	9.05	$551,000

Options exercisable at September 30, 2017	575,409	$1.83	8.62	$402,000

For our outstanding non-vested options as of September 30, 2017, the weighted average grant date fair value per share was $0.29. As of September 30, 2017, we have unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, which is expected to be recognized as follows:

Years Ending December 31,
October 1, 2017 to December 31, 2017	$18,000
2018	46,000
2019	17,000
2020	1,000
$82,000

The stock-based compensation expense reported for the three months ended September 30, 2017 and 2016 was approximately $18,000 and $7,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. The stock-based compensation expense reported for the nine months ended September 30, 2017 and 2016 was approximately $83,000 and $22,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

12. Dispositions

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

Disposal of Real Estate

On April 29, 2016, we contributed Riverglen to the SUL JV (see Note 5) and, therefore, Riverglen is no longer consolidated in our condensed consolidated financial statements. The aggregate net value of Riverglen at the date of the contribution was approximately $3.9 million, which approximated the Operating Partnership’s carrying value on the date of contribution (total assets were approximately $9.2 million less liabilities of approximately $5.3 million, which included approximately $4.7 million in a HUD insured loan payable).

Medford Purchase Option and Sale

In September 2016, the option holder for our Medford property provided notice to us to exercise its option to purchase the property. On October 31, 2016, we sold the Medford property. The total sale price was $10.8 million, of which we received approximately $3.8 million in cash. The aggregate carrying value of Medford at the date of the sale was approximately $1.3 million, (total assets were approximately $8.0 million less liabilities of approximately $6.7 million, which included approximately $6.7 million in a HUD-insured loan payable). As a result of the sale, as of November 1, 2016, Medford is no longer consolidated in our consolidated financial statements. Additionally, in October 2016, we recorded a net gain of approximately $2.8 million related to the sale.

13. Subsequent Event

Summit Fantasy Pearl Holdings, LLC

On October 2, 2017, through our Operating Partnership, we entered into the FPH LLC Agreement with Fantasia, Atlantis, and Fantasy and formed the FPH JV. The FPH JV is not consolidated in our consolidated financial statements and will be accounted for under the equity-method in the Company’s condensed consolidated financial statements.

In November 2017, through the FPH JV, we acquired a 10% interest in six skilled nursing facilities, located in Iowa, for a total aggregate purchase price of $29.5 million for the properties, which was funded through capital contributions from the members of the FPH JV plus the proceeds from a collateralized loan. The facilities consist of a total of 551 licensed beds, and will be operated by and leased to a third party operator.

Under the FPH LLC Agreement, net operating cash flow of the FPH JV will be distributed quarterly, first to the members pari passu until each member has received an amount equal to its accrued, but unpaid 9% return, and thereafter 65.25% to Fantasy, 7.5% to Atlantis, 7.25% to Fantasia and 20% to the Operating Partnership. All capital proceeds from the sale of the properties held by the FPH JV, a refinancing or another capital event, will be paid to the members pari passu until each has received an amount equal to its accrued but unpaid 9% return plus its total capital contribution, and thereafter 65.25% to Fantasy, 7.5% to Atlantis, 7.25% to Fantasia, and 20% to the Operating Partnership.

We serve as the manager of the FPH JV and provide management services in exchange for fees and reimbursements. Under the FPH LLC Agreement, as the manager, we are paid an acquisition fee upon closing of an acquisition, as defined in the agreement, based on the purchase price paid for the properties. Additionally, we are paid on a quarterly basis an annual asset management fee equal to 0.75% of the initial capital contribution of the members.

We contributed approximately $1.0 million for the acquisition.

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

Overview

As of September 30, 2017, our ownership interests in our 11 real estate properties of senior housing facilities was as follows: 100% ownership of six properties, five properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC, of which we have a 95.3% interest in four properties and a 95% interest in the fifth property. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 20% interest in two unconsolidated equity-method investments that each own two properties, and a 10% interest in an unconsolidated equity-method investment that holds nine properties (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

Our revenues are comprised largely of tenant rental income from our 11 real estate properties, including rents reported on a straight-line basis over the initial term of each tenant lease, acquisition and asset management fees resulting from our Equity-Method Investments, and fees earned for resident care from Friendship Haven (see Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements). We also receive cash distributions from our Equity-Method Investments, which are included in net cash provided by operating activities and net cash provided by investing activities in our condensed consolidated statements of cash flows. Our growth depends, in part, on our ability to continue to raise joint venture equity, acquire new healthcare properties at attractive prices, negotiate long-term tenant leases with favorable rental rate escalation terms and control our expenses. Our operations are impacted by property-specific, market-specific, general economic, regulatory and other conditions.

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

Summit Portfolio Properties

At September 30, 2017, our portfolio consisted of 11 real estate properties as noted above. All of the properties are 100% leased on a triple net basis. The following table provides summary information (excluding the 30 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of September 30, 2017:

	Properties	Beds	Square Footage	Purchase Price

SNF	4	337	109,306	$31,740,000
AL or AL/MC	7	517	250,750	50,525,000
Total Real Estate Properties	11	854	360,056	$82,265,000

Property	Location	Date Purchased	Type	Beds	2017 Revenue[1]

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$369,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	394,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	—	[2]
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	726,000
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	100	721,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	573,000
The Shelby House	Shelby, NC	October 4, 2013	AL	72	342,000
The Hamlet House	Hamlet, NC	October 4, 2013	AL	60	493,000
The Carteret House	Newport, NC	October 4, 2013	AL	64	326,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	269,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	90	221,000
Total				854

1 Represents year-to-date through September 30, 2017 revenue based on in-place leases, including straight-line rent.

2 Rent due under a lease between us and our wholly-owned taxable REIT subsidiary (“Friendswood TRS”) was approximately $1.2 million year-to-date through September 30, 2017. Such rental income is eliminated in consolidation.

Summit Equity-Method Investment Portfolio Properties

We continue to believe that raising institutional joint venture equity to make acquisitions will be accretive to shareholder value and will move us closer to our goal of resuming shareholder distributions. Our sole source of equity since 2015 has been institutional funds raised through a joint venture structure and accounted for as equity-method investments. We believe this is the most prudent strategy for growth and our shareholders benefit for the following reasons:

•	We have not incurred the expense of organizational and offering costs, including brokerage commissions, that could amount to 15% or more of the actual capital raised through a registered secondary offering;

•	We have not diluted our shareholders;

•	We earn acquisition fees and asset management fees from our joint venture partners, as opposed to paying fees to an advisor, broker or other third party; and

•	We have attractive waterfall terms for both net operating cash flow and all sales proceeds, which increases our cash on cash return and our internal rate of return considerably compared to our non-joint venture assets.

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

The following reconciles our 10% equity investment in the SUL JV from inception through September 30, 2017:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,007,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	544,000
Riverglen (New Hampshire) – April 2016	392,000
Delaware Properties – September 2016	1,783,000
Total investments	4,563,000
Income from equity-method investee	417,000
Distributions	(1,468,000)
Total investment at September 30, 2017	$3,512,000

A summary of the unaudited condensed consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	September 30, 2017	December 31, 2016
Real estate properties and intangibles, net	$147,210,000	$151,439,000
Cash and cash equivalents	7,832,000	4,750,000
Other assets	7,222,000	4,860,000
Total Assets:	$162,264,000	$161,049,000

Loans payable, net	$109,443,000	$104,717,000
Other liabilities	11,883,000	13,185,000
Members’ equity:
Best Years	37,313,000	39,186,000
Summit	3,625,000	3,961,000
Total Liabilities and Members’ Equity	$162,264,000	$161,049,000

Condensed Consolidated Statements of Income of SUL JV:

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Revenues:
Revenue	$3,853,000	$3,149,000	$11,773,000	$8,195,000
Property and general expenses	(412,000)	(321,000)	(1,337,000)	(1,016,000)
Depreciation and amortization expense	(1,432,000)	(1,068,000)	(4,292,000)	(2,682,000)
Income from operations	2,009,000	1,760,000	6,144,000	4,497,000
Interest expense	(1,480,000)	(994,000)	(4,241,000)	(2,589,000)
Amortization and write-off of debt issuance costs	(449,000)	(90,000)	(731,000)	(239,000)
Net Income	$80,000	$676,000	$1,172,000	$1,669,000

Summit equity interest in SUL JV net income	$8,000	$68,000	$117,000	$167,000

As of September 30, 2017, the 17 properties held by our unconsolidated 10% equity-method investment in SUL JV are as follows:

Property	Location	Type	Number of Beds
Lamar Estates	Lamar, CO	SNF	60
Monte Vista Estates	Monte Vista, CO	SNF	60
Myrtle Point Care Center	Myrtle Point, OR	SNF	55
Gateway Care and Retirement Center	Portland, OR	SNF/IL	91
Applewood Retirement Community	Salem, OR	IL	69
Loving Arms Assisted Living	Front Royal, VA	AL	78
Pine Tree Lodge Nursing Center	Longview, TX	SNF	92
Granbury Care Center	Granbury, TX	SNF	181
Twin Oaks Nursing Center	Jacksonville, TX	SNF	116
Dogwood Trails Manor	Woodville, TX	SNF	90
Carolina Manor	Appleton, WI	AL	45
Carrington Manor	Green Bay, WI	AL	20
Marla Vista Manor	Green Bay, WI	AL	40
Marla Vista Gardens	Green Bay, WI	AL	20
Riverglen House of Littleton	Littleton, NH	AL	59
Atlantic Shore Rehabilitation and Health Center	Millsboro, DE	SNF	181
Pinnacle Rehabilitation and Health Center	Smyrna, DE	SNF	151
Total:			1,408

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

The following reconciles our 20% equity investment in the Fantasia JV from inception through September 30, 2017:

Summit Citrus Heights ( California) – October 2016	$663,000
Summit Corvallis (Oregon) – October 2016	611,000
Total investment	1,274,000
Income from equity-method investee	24,000
Distributions	(166,000)
Total investment at September 30, 2017	$1,132,000

As of September 30, 2017, the two properties of our unconsolidated 20% equity-method investment in Fantasia JV are as follows:

Property	Location	Type	Number of Beds
Sun Oak Assisted Living	Citrus Heights, CA	AL/MC	78
Regent Court Senior Living	Corvallis, OR	MC	48
Total:			126

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

The following reconciles our 20% equity investment in the Fantasia II JV from inception through September 30, 2017:

Summit Woonsocket (Rhode Island) – February 2017	$1,285,000
Summit Smithfield (Rhode Island) – February 2017	638,000
Total investment	1,923,000
Income from equity-method investee	96,000
Distributions	(207,000)
Total investment at September 30, 2017	$1,812,000

As of September 30, 2017, the two properties of our unconsolidated 20% equity-method investment in Fantasia II JV are as follows:

Property	Location	Type	Number of Beds
Trinity Health and Rehabilitation Center	Woonsocket, Rhode Island	SNF	185
Hebert Nursing Home	Smithfield, Rhode Island	SNF	133
Total:			318

Summit Fantasia Holdings III, LLC

On July 27, 2017, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia III LLC Agreement”) with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and will be accounted for under the equity-method in the Company’s condensed consolidated financial statements.

On August 10, 2017, through the Fantasia III JV, we acquired a 10% interest in nine skilled nursing facilities, located in Connecticut, for a total aggregate purchase price of $60 million for the properties.

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

The following reconciles our 10% equity investment in the Fantasia III JV from inception through September 30, 2017:

Connecticut properties	$1,953,000
Total investment	1,953,000
Income from equity-method investee	19,000
Distributions	(59,000)
Total investment at September 30, 2017	$1,913,000

As of September 30, 2017, the nine properties of our unconsolidated 10% equity-method investment in Fantasia III JV are as follows:

Property	Location	Type	Number of Beds
Chelsea Place Care Center	Hartford, CT	SNF	234
Touchpoints at Manchester	Manchester, CT	SNF	131
Touchpoints at Farmington	Farmington, CT	SNF	105
Fresh River Healthcare	East Windsor, CT	SNF	140
Trinity Hill Care Center	Trinity Hill, CT	SNF	144
Touchpoints at Bloomfield	Bloomfield, CT	SNF	150
Westside Care Center	Westside, CT	SNF	162
Silver Springs Care Center	Meriden, CT	SNF	159
Touchpoints of Chestnut	Chestnut, CT	SNF	60
Total:			1,285

Summit Fantasy Pearl Holdings, LLC

On October 2, 2017, through our Operating Partnership, we entered into a limited liability company agreement (the “FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and will be accounted for under the equity-method in the Company’s consolidated financial statements.

In November 2017, through the FPH JV, we acquired a 10% interest in six senior housing facilities, located in Iowa, for a total aggregate purchase price of $29.5 million for the properties, which was funded through capital contributions from the members of the FPH JV plus the proceeds from a collateralized loan. The facilities consist of a total of 551 licensed beds, and will be operated by and leased to a third party operator.

Under the FPH LLC Agreement, net operating cash flow of the FPH JV will be distributed quarterly, first to the members pari passu until each member has received an amount equal to its accrued, but unpaid 9% return, and thereafter 65.25% to Fantasy, 7.5% to Atlantis, 7.25% to Fantasia and 20% to the Operating Partnership. All capital proceeds from the sale of the properties held by the FPH JV, a refinancing or another capital event, will be paid to the members pari passu until each has received an amount equal to its accrued but unpaid 9% return plus its total capital contribution, and thereafter 65.25% to Fantasy, 7.5% to Atlantis, 7.25% to Fantasia, and 20% to the Operating Partnership.

We serve as the manager of the FPH JV and provide management services in exchange for fees and reimbursements. Under the FPH LLC Agreement, as the manager, we are paid an acquisition fee upon closing of an acquisition, as defined in the agreement, based on the purchase price paid for the properties. Additionally, we are paid on a quarterly basis an annual asset management fee equal to 0.75% of the initial capital contribution of the members.

We contributed approximately $1.0 million for this acquisition.

Distributions from Equity-Method Investments

For the three and nine months ended September 30, 2017 and 2016, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Distributions	$323,000	$163,000	$870,000	$458,000

Cash received for distributions	$312,000	$126,000	$840,000	$340,000

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties owned by our Equity-Method Investments, as defined in the agreements. For the three months ended September 30, 2017 and 2016, we recorded approximately $0.3 million and $0.2 million, respectively, in acquisition and asset management fees. For the nine months ended September 30, 2017 and 2016, we recorded approximately $0.6 million and $0.3 million, respectively, in acquisition and asset management fees.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 29, 2017.

Results of Operations

Our results of operations are described below:

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended September 30,
	2017	2016	$ Change
Rental revenues	$1,644,000	$1,639,000	$5,000
Tenant reimbursements and other income	224,000	217,000	7,000
Resident services and fee income	2,413,000	2,017,000	396,000
Total revenues	4,281,000	3,873,000	408,000
Less expenses:
Property operating costs	(395,000)	(404,000)	9,000
Resident services costs	(1,658,000)	(1,750,000)	92,000
Net operating income (1)	2,228,000	1,719,000	509,000
Acquisition & asset management fees	293,000	206,000	87,000
Interest income from notes receivable	44,000	44,000	-
General and administrative	(1,688,000)	(1,411,000)	(277,000)
Depreciation and amortization	(823,000)	(898,000)	75,000
Income from equity-method investees	73,000	68,000	5,000
Other income	5,000	21,000	(16,000)
Interest expense	(806,000)	(755,000)	(51,000)
Net loss	(674,000)	(1,006,000)	332,000
Noncontrolling interests’ share in income	(15,000)	(19,000)	4,000
Net loss applicable to common stockholders	$(689,000)	$(1,025,000)	$336,000

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues, tenant reimbursements and other income, resident services and fee income, less property operating and resident services costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, other income and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses, including management fees. Resident service and fee income and resident services costs are generated from Friendswood TRS. Net operating income increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the $0.4 million increase in revenue from resident services and fee income and by a corresponding $0.1 million decrease in resident services costs due to improvements in facility management at Friendship Haven.

The net increase in general and administrative expenses of $0.3 million is primarily due to an increase of approximately $0.2 million in legal expenses associated with the CRA litigation (see Notes 7 and 10 to the accompanying Notes to Condensed Consolidated Financial Statements).

The decrease in depreciation and amortization for the three months ended September 30, 2017 is primarily due to the three months ended September 30, 2016 included two months for Medford (sold in October 2016) (see Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements) and none for the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
	2017	2016	$ Change
Rental revenues	$4,488,000	$5,183,000	$(695,000)
Tenant reimbursements and other income	596,000	665,000	(69,000)
Resident services and fee income	6,829,000	6,162,000	667,000
Total revenues	11,913,000	12,010,000	(97,000)
Less expenses:
Property operating costs	(1,187,000)	(1,332,000)	145,000
Resident services costs	(4,917,000)	(5,267,000)	350,000
Net operating income (1)	5,809,000	5,411,000	398,000
Acquisition and asset management fees	594,000	338,000	256,000
Interest income from notes receivable	132,000	119,000	13,000
General and administrative	(4,004,000)	(3,524,000)	(480,000)
Depreciation and amortization	(2,307,000)	(2,791,000)	484,000
Income from equity-method investees	251,000	167,000	84,000
Other income	37,000	93,000	(56,000)
Interest expense	(2,173,000)	(2,344,000)	171,000
Net loss	(1,661,000)	(2,531,000)	870,000
Noncontrolling interests’ share in income	(40,000)	(53,000)	13,000
Net loss applicable to common stockholders	$(1,701,000)	$(2,584,000)	$883,000

(1)	NOI is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues, tenant reimbursements and other income, and resident services and fee income, less property operating costs and resident services costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, other income, and interest expense,. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses, including management fees. Resident services and fee income and resident services costs are generated from Friendswood TRS. Net operating income increased by approximately $0.4 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This was primarily due to a $0.8 million decrease in rental revenues and tenant reimbursements, as the rental revenue for the nine months ended September 30, 2016 included four months of Riverglen (contributed to the SUL JV in April 2016) and nine months of rental revenue and costs for Medford (sold in October 2016) (see Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements) and none for the nine months ended September 30, 2017, offset by a $0.7 million increase in resident service and fee income, due to improvement in facility management at Friendship Haven. The decrease in property operating costs and resident services costs are due to the same factors related to the revenues.

The increase in the acquisition and asset management fees of approximately $0.3 million is due to the acquisition fees earned on the Fantasia II properties of approximately $0.1 million (acquired in February 2017) and Fantasia III properties of approximately $0.1 million (acquired in August 2017) and an increase in asset management fees due to the addition of the Fantasia JV and SUL JV properties acquired in late 2016, Fantasia II JV properties acquired in February 2017 and Fantasia III JV properties acquired in August 2017.

The net increase in general and administrative expenses of $0.5 million is primarily due to an increase of approximately $0.4 million in legal expenses associated with the CRA litigation (see Notes 7 and 10 to the accompanying Notes to Condensed Consolidated Financial Statements).

The decrease in depreciation and amortization and interest expense for the nine months ended September 30, 2017 is primarily due to nine months ended September 30, 2016 included four months for Riverglen (contributed to the SUL JV in April 2016) and nine months for Medford (sold in October 2016) (see Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements) and none for the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2017, we had approximately $4.2 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

Going forward, we expect our primary sources of cash to be rental revenues, joint venture distributions, asset management fees and tenant reimbursements. In addition, we may increase cash through the sale of additional properties, which may result in the deconsolidation of properties we already own, or borrowing against currently-owned properties. For the foreseeable future, we expect our primary uses of cash to be for funding future acquisitions, operating expenses, interest expense on outstanding indebtedness, and the repayment of principal on loans payable. We may also incur expenditures for renovations of our existing properties, such as increasing the size of the properties by developing additional rentable square feet and/or making the space more appealing.

We continue to pursue options for repaying and/or refinancing debt obligations with long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”) insured loans. In October and December 2015, we successfully refinanced two of our existing loan arrangements with Lancaster Pollard (HUD-insured) loans (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements). We are currently in negotiations to refinance our two outstanding loans that mature in 2018 with HUD-insured loans and expect these to close within the next 12 months. Additionally, in September and October 2017, as the manager of our Equity-Method Investments, we successfully refinanced four existing loan arrangements of our Equity-Method Investments with Lancaster Pollard (HUD-insured) loans.

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

Credit Facilities and Loan Agreements

As of September 30, 2017, we had the following debt obligations, which have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except for the addition of the Capital One loan (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements):

•	Capital One, National Association –approximately $10.1 million maturing July 2018
•	Healthcare Financial Solutions, LLC–approximately $2.8 million maturing October 2018
•	Oxford Finance, LLC– approximately $6.9 million maturing October 2019
•	Lancaster Pollard (HUD insured)–approximately $43.1 million maturing from September 2039 through January 2051

Distributions

We made no stockholder distributions during the nine months ended September 30, 2017.

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

The following is the reconciliation from net loss applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net loss applicable to common stockholders (GAAP)	$(689,000)	$(1,025,000)	$(1,701,000)	$(2,584,000)
Adjustments:
Depreciation and amortization	823,000	898,000	2,307,000	2,791,000
Depreciation and amortization related to non-controlling interests	(20,000)	(24,000)	(60,000)	(72,000)
Depreciation related to SUL JV	143,000	107,000	429,000	268,000
Depreciation related to Fantasia, Fantasia II and III JV	90,000	—	208,000	—
Funds provided by operations (FFO) applicable to common stockholders	$347,000	$(44,000)	$1,183,000	$403,000
Weighted-average number of common shares outstanding - basic and diluted	23,027,978	23,027,978	23,027,978	23,027,978
FFO per weighted average common shares	$0.02	$0.00	$0.05	$0.02

Subsequent Event

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On April 17, 2014, Judge Nakamura denied in its entirety plaintiffs’ ex parte application for a temporary restraining order to show cause why a preliminary injunction against the defendants should not issue.  On May 19, 2014, we filed a counter claim against plaintiffs and certain individuals affiliated with CRA and affiliated entities. The Company continues to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend itself. Plaintiffs and defendants are conducting discovery. We filed motions for summary adjudication on plaintiffs’ claims and on our cross claims. The court heard oral argument on the motions for summary adjudication and granted the motions in part and denied the motions part. A trial is scheduled to commence on March 26, 2018.

A bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC or Healthcare Real Estate Qualified Purchasers Fund, LLC.  Following the dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware.  At a status hearing, the Bankruptcy Court expressed concern about HCRE commencing this litigation and urged the parties to mediate the issues. A mediation was held but the parties did not reach a settlement. The Bankruptcy Court recently granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice.  We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.

(b) Not applicable.

(c) During the nine months ended September 30, 2017, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

3.3	Articles of Amendment of the Company dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of the Company dated June 30, 2010 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).

10.1	Loan Agreement between Summit Chandler, LLC, as borrower and Capital One, National Association, dated July 17, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2017).

10.2	Purchase and Sale Agreement between Summit Healthcare REIT, Inc. and Family Healthreach, Inc. dated as of April 5, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 18, 2017).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of November, 2017.

SUMMIT HEALTHCARE REIT, INC.

By:	/s/ Kent Eikanas
Kent Eikanas
President
(Principal Executive Officer)

By:	/s/ Elizabeth A. Pagliarini
Elizabeth A. Pagliarini
Chief Financial Officer
(Principal Financial Officer )

Page 36 of 36