Form 10-K
period 2017-12-31
Summit Healthcare REIT, Inc
filed 2018-03-16
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§292.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017 (the last business day of the Registrant’s second fiscal quarter), there were 23,027,978 shares of common stock held by non-affiliates of the Registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was terminated on November 23, 2010, was $8.00.

As of March 12, 2018 there were 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

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

ITEM 1. BUSINESS

Our Company

Summit Healthcare REIT, Inc., a Maryland corporation, formed in 2004, invests in and owns real estate. We continue to qualify as a real estate investment trust (“REIT”) for federal tax purposes. We are structured as an umbrella partnership REIT, referred to as an “UPREIT,” under which substantially all of our business is conducted through a majority owned subsidiary, Summit Healthcare Operating Partnership, L.P. (“Operating Partnership”). We are the sole general partner of the Operating Partnership and have control over its affairs.

We are self-managed and have employees to directly manage our operations. At December 31, 2017, we own a 99.88% general partner interest in the Operating Partnership while Cornerstone Realty Advisors, LLC (“CRA”), a former affiliate, owns a 0.12% limited partnership interest.

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

As of December 31, 2017, our ownership interests in senior housing facilities was as follows: 100% of six properties, 95.3% of four properties, 95% of one property, a 10% equity interest in an unconsolidated equity-method investment that holds 17 properties, a 20% equity interest in two unconsolidated equity-method investments that each hold two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties and a 10% equity interest in an unconsolidated equity-method investment that holds six properties.

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

As of December 31, 2017, we own a 95.3% interest in four of the JV Properties, and CHREF owns a 4.7% interest. We continue to own a 95% interest in the fifth JV Property, and CHREF owns a 5% interest in the fifth JV Property.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement (as amended, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2017 and 2016, we have a 10% interest in the SUL JV. As of December 31, 2017 and 2016, the SUL JV owned 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

On September 27, 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2017 and 2016, we have a 20% interest in the Fantasia JV. As of December 31, 2017 and 2016, the Fantasia JV owned two properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

On December 23, 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia II LLC Agreement”) with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2017 and 2016, we have a 20% interest in the Fantasia II JV. As of December 31, 2017, the Fantasia II JV owned two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

On July 27, 2017, through our Operating Partnership, we entered into a limited liability company agreement (“Fantasia III LLC Agreement”) with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2017, we have a 10% interest in the Fantasia III JV. As of December 31, 2017, the Fantasia III JV owned nine properties.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

On October 2, 2017, through our Operating Partnership, we entered into a limited liability company agreement (“FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2017, we have a 10% interest in the FPH JV. As of December 31, 2017, the FPH JV owned six properties.

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC (the “SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia JV, Fantasia II JV, Fantasia III JV and FPH JV, (collectively, our “Equity-Method Investments”) and provide various services in exchange for fees and reimbursements. All acquisition fees and management fees are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS.

Friendswood TRS

Friendswood TRS (“Friendswood TRS”) was our wholly-owned TRS, which was the licensed operator and tenant of Friendship Haven Healthcare and Rehabilitation Center (“Friendship Haven”). In December 2017, we entered into a Membership Interest Purchase, Assignment, Resignation and Release Agreement (“MIPA”) with HMG Park Manor of Friendswood, LLC (“HMG”), pursuant to which the Company agreed to sell Friendswood TRS to HMG, the current management company of Friendship Haven. The sale was completed on January 1, 2018 and pursuant to the MIPA, we transferred all of our rights, title, and membership interest in Friendswood TRS to HMG. See Note 11 to the accompanying Notes to Consolidated Financial Statements.

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

Acquisition Policies

Primary Investment Focus

We intend to acquire healthcare-related real estate assets that are:

•	stabilized;
•	operated by high-quality and experienced tenants and operators/managers;
•	of high-quality and currently producing income; and
•	fee simple.

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

We believe the outlook for raising additional third party institutional equity capital to support our growth and further diversify geographically, operator/manager and healthcare property sector risk is favorable. Our largest joint venture partners are located in China, and the Chinese government imposed new restrictions on overseas investments during 2017. Based in part on this and other factors, our joint venture strategy, and the size and frequency of our joint venture investments may change. We will continue to pursue other growth initiatives that lower capital costs and enable us to reduce or improve our ability to cover our general and administrative costs over a broader base of assets.

Borrowing Policies

We may acquire properties initially with temporary financing or permanent long-term debt financing with the objective of increasing income and increasing the amount of capital available to us so that we achieve greater property diversification.

We may incur indebtedness for working capital requirements, capital improvements, and to make distributions, including but not limited to those necessary in order to maintain our qualification as a REIT for federal income tax purposes. We have secured, and we may continue to secure, indebtedness with some or all of our properties if a majority of our directors determine that it is in the best interests of the Company and our stockholders to do so. We may also acquire properties encumbered with existing financing which cannot be immediately repaid.

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

With respect to licensure, generally tenants of SNFs are required to be licensed and certified for participation in Medicare, Medicaid, and other state and federal healthcare programs. This generally requires license renewals and compliance surveys on an annual or bi-annual basis. Our tenants’ failure to maintain or renew any required license or regulatory approval, as well as their failure to correct serious deficiencies identified in a compliance survey, could require those tenants to discontinue operations at a facility. In addition, if a facility is found to be out of compliance with Medicare, Medicaid, or other healthcare program conditions of participation, the facility tenant may be excluded from participating in those government healthcare programs. Any such occurrence may impair a tenant’s ability to meet their financial obligations to us. If we must replace an excluded tenant, our ability to replace the tenant may be affected by federal and state laws, regulations, and applicable guidance governing changes in provider control. This may result in payment delays, an inability to find a replacement tenant, a significant working capital commitment from us to a new tenant or other difficulties.

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

SNFs typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing payments from private payors, including private insurers. Consequently, changes in federal or state reimbursement policies may also adversely affect a tenant’s ability to cover its expenses. SNFs are subject to periodic pre- and post-payment reviews, and other audits by federal and state authorities. A review or audit of a tenant’s claims could result in recoupments, denials, or delay of payments in the future, which could have a material adverse effect on the tenant’s ability to meet its financial obligations to us. Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our tenants to cover potential adjustments to reimbursements, or to cover settlements made to payors. Recent attention on skilled nursing billing practices and payments or ongoing government pressure to reduce spending by government healthcare programs, could result in lower payments to SNFs and, as a result, may impair a tenant’s ability to meet its financial obligations to us.

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

Other information

Our executive offices are located at 2 South Pointe Drive, Suite 100, Lake Forest, CA 92630. Our lease expires in April 2022 and covers approximately 4,100 square feet in a two-story office building. As of December 31, 2017, we have 11 full-time employees.

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

We believe the value of our stock owned by our stockholders has declined substantially from the issue price. It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, because the amount of funds available for investment was reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. As of December 31, 2017, our estimated per-share value of our common stock was $2.80 per share. Unless our aggregate investments increase in value to compensate for upfront fees and expenses and prior declines in value, it is unlikely that our stockholders will be able to sell their stock, whether pursuant to our stock repurchase program or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their stock will ever appreciate in value to equal the price they paid for their stock. It is also likely that their stock would not be accepted as the primary collateral for a loan. Stockholders should consider their stock as an illiquid investment, and they must be prepared to hold their stock for an indefinite period of time.

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

Liquidity is essential to our business and our ability to operate and to fund our existing obligations. Historically, a primary source of liquidity for us was the issuance of common stock in our public offerings. However, we do not anticipate commencing any public offerings for our common stock in the near future. As a result, we are dependent on external debt financing, joint venture opportunities and cash from our operating properties to fund our ongoing operations. We may not find suitable joint venture partners willing to provide capital at terms acceptable to us or at all. Our access to debt financing depends on the willingness of third parties to provide us with corporate- or asset-level debt. It also depends on conditions in the capital markets generally. Companies in the real estate industry have at times historically experienced limited availability of capital, and new capital sources may not be available on acceptable terms, if at all. We cannot be certain that sufficient funding will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient funding on acceptable terms, or at all, we will not be able to operate and/or grow our business, which would likely have a negative impact on the value of our common stock and our ability to make distributions to our stockholders. In such an instance, a lack of sufficient liquidity would have a material adverse impact on our operations, cash flow, financial condition and our ability to continue as a going concern. We may be required to pursue certain measures in order to maintain or enhance our liquidity, including seeking the extension or replacement of our debt facilities, potentially selling assets at unfavorable prices and/or reducing our operating expenses. We cannot assure you that we will be successful in managing our liquidity.

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

If we determine to pursue a liquidity transaction in the future, we would be under no obligation to conclude the process within a set time. The timing of the sale of assets will depend on real estate and financial markets, economic conditions in the areas in which properties are located, and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate all assets. After we adopt a plan of liquidation, we would remain in existence until all properties and assets are liquidated. If we do not pursue a liquidity event, or delay such an event due to market conditions, our stockholders’ shares may continue to be illiquid and they may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment. If we were to pursue a liquidation currently, our stockholders would likely not receive the amount of their original investment.

We face significant risks associated with uncertainties resulting from changes to policies and laws following the change of administration in the U.S. federal government in 2017.

The change of administration in the U.S. federal government may affect our business in a manner that currently cannot be reliably predicted, especially given the potentially significant changes to various laws and regulations that affect the Company. These uncertainties may include changes in laws and policies in areas such as corporate taxation, environmental protection laws and healthcare, which individually or in the aggregate could materially and adversely affect our business, results of operations or financial condition, as well as the business of our tenants.

Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could adversely affect our results of operations.

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. This legislation will make significant changes to the U.S. Internal Revenue Code, including a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. While certain of these changes may benefit us, other changes could have a negative impact on our business. In addition, adverse changes in the underlying profitability and financial outlook of our operations or changes in tax law could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations. Furthermore, we are subject to tax audits by governmental authorities. If we experience unfavorable results from one or more such tax audits, there could be an adverse effect on our tax rate and therefore on our net income.

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

We and the properties we own and/or manage are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Federal laws such as the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act govern such matters as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. The properties we own and those we expect to acquire are subject to the Americans with Disabilities Act of 1990 which generally requires that certain types of buildings and services be made accessible and available to people with disabilities. These laws may require us to make modifications to our properties. Some of these laws and regulations impose joint and several liability on tenants, owners or operators/managers for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground and above-ground storage tanks, or activities of unrelated third parties. The presence of hazardous substances, or the failure to properly remediate these substances, may make it difficult or impossible to sell or rent such property. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions, would impact our cash to run our business and may reduce the value of our stockholders’ investment in us.

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

Equity real estate investments are relatively illiquid. Therefore, we will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We may also have a limited ability to sell assets in order to fund working capital and similar capital needs. When we sell any of our properties, we may not realize a gain on such sale. We may elect not to distribute any proceeds from the sale of properties to our stockholders; for example, we may use such proceeds to:

•	purchase additional properties;
•	repay debt, if any;
•	buy out interests of any joint venturer or other partners in any joint venture in which we are a party;
•	create working capital reserves; or
•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our remaining properties.

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

Our debt agreements typically contain provisions that require the lender to approve certain changes to the loan agreements or ownership, in addition to charging us prepayment penalties for certain periods of time and in certain circumstances which may make it cost prohibitive to prepay the principal balances of our loans prior to the expiration of any lock-out periods.

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

We have and are likely to continue to enter into joint ventures with third parties to acquire or improve properties. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

•	joint venturers may share certain approval rights over major decisions;
•	that such joint venturer, co-owner or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;
•	the possibility that our joint venturer, co-owner or partner in an investment might become insolvent or bankrupt;
•	the possibility that we may incur liabilities as a result of an action taken by our joint venturer, co-owner or partner;
•	that such joint venturer, co-owner or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT;
•	disputes between us and our joint venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; or
•	that under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

These events might subject us to liabilities in excess of those contemplated and thus reduce our stockholders’ investment returns. If we have a right of first refusal or buy/sell right to buy out a joint venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a joint venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture.

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

Our results of operations may be adversely affected by current and potential future healthcare reforms as our tenants’ operations could be affected impacting their ability to meet their lease obligations to us.

Federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of healthcare. Legislative and regulatory proposals and enactments to reform healthcare insurance programs could significantly impact our properties and the manner in which our tenants are paid. For example, provisions of the PPACA, also known as “Obamacare,” have resulted in changes in the way healthcare is paid for by both governmental and private insurers. These changes have had, and are expected to continue to have, a significant impact on our business. In 2018, we may face uncertainties as a result of likely federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. There is no assurance that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

We will be competing with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including healthcare REITs, national, regional and local operators/managers, banks, insurance companies, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Some of these investors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and increased prices. Our potential acquisition targets may find our competitors to be more attractive because they may have greater resources and/or a lower cost of capital, may be willing to pay more for the properties or may have a more compatible operating philosophy. If competitive pressures cause us to pay higher prices for properties, our ultimate profitability may be reduced and the value of our properties may not appreciate or may decrease significantly below the amount paid for such properties.

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

These changes, among others, can adversely affect the economic performance of some or all of the tenants and operators/managers of healthcare properties that we may acquire and, in turn, negatively affect the lease revenues and the value of our property investments.

Tenants of our healthcare properties derive a substantial portion of their income from third-party payors.

SNFs tenants derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to substantial change. There are no assurances that payments from governmental and other third-party payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients utilizing reimbursement under these programs. Efforts by such third-party payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored programs. The healthcare industry continues to face various challenges on healthcare providers to control or reduce costs. The financial impact on tenants of healthcare properties that we may acquire could limit their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Operators/managers of healthcare properties that we may acquire may be affected by the financial deterioration, insolvency and/or bankruptcy of other significant operators/managers in the healthcare industry.

Certain companies in the healthcare industry, including some key senior housing operators/managers, are experiencing considerable financial, legal and/or regulatory difficulties which have resulted or may result in financial deterioration and, in some cases, insolvency and/or bankruptcy. The adverse effects on these companies could have a significant impact on the industry as a whole, including but not limited to negative public perception by investors, lenders and consumers. As a result, lessees of healthcare facilities that we may acquire could experience the damaging financial effects of a weakened industry sector driven by negative headlines, ultimately making them unable to meet their obligations to us, and our business could be adversely affected.

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

From time to time, one or more of our subsidiaries might become a licensed operator of a senior housing facility due to adverse circumstances, rather than entering into a triple net lease with an independent tenant, although that is not our intent. Becoming the licensed operator of a facility exposes us to additional operational risks, liabilities and claims that could increase our costs or adversely affect our ability to generate revenues, thereby reducing our profitability. These operational risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), increased cost of compliance, increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies in our operations and decreases in cash flow, which could have a material adverse effect on us.

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

Operators may be required to have a license, registration, and/or CON to operate. Failure to obtain a license, registration, or CON, or loss of a required license, registration, or CON would prevent a facility from operating in the manner intended by the tenants. These events could materially adversely affect our tenants' ability to make rent payments to us. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction or renovation of healthcare facilities, by requiring a CON or other similar approval from a state agency.

The Health Reform Laws provide individual states with an increased federal medical assistance percentage under certain conditions. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow states not to participate in the expansion-and to forego funding for the Medicaid expansion-without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear whether any state will pursue this option, although at least some appear to be considering this option at this time. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants' revenues through new patients while further straining state budgets. The federal government paid 100 percent of state Medicaid costs for certain newly eligible individuals through the end of 2016. Starting in 2017, the matching rate declines slightly each year until it reaches 90 percent in 2020 and remains there. With increasingly strained budgets, it is unclear how states will pay their share of these additional Medicaid costs and what other healthcare reimbursements could be reduced as a result. A significant reduction in other healthcare related spending by states to pay for increased Medicaid costs could affect our tenants’ revenue streams.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2017, our healthcare portfolio consisted of 11 properties, six of which are 100% owned by us, four of which are owned by us through a 95.3% interest and one of which is owned by us through a 95% interest. All of the properties are 100% leased on a triple net basis. The following table (excluding the 36 properties held by our unconsolidated Equity-Method Investments) provides summary information regarding these properties:

Property	Location	Date Purchased	Type(2)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,778,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,191,000	63
Friendship Haven Healthcare and Rehabilitation Center (1)	Galveston County, TX	September 14, 2012	SNF	15,000,000	6,880,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,987,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,642,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	7,216,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,721,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	3,989,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,365,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,050,000	90
Total:				$82,265,000	$62,619,000	854

(1)	We became the licensed operator and tenant of the facility on May 1, 2014 (Friendswood TRS), which has been consolidated in our consolidated financial statements. In December 2017, we entered into an agreement to sell Friendswood TRS, the licensed operator and tenant of Friendship Haven, to the current management company, HMG Services, L.L.C. The sale was effective January 1, 2018, and as such, we will no longer be the licensed operator and tenant of Friendship Haven and Friendswood TRS will no longer be consolidated. CHP Friendswood SNF, LLC (a majority-owned consolidated subsidiary) continues to be the landlord under the amended triple-net lease. See Note 11 to the accompanying Notes to Consolidated Financial Statements for treatment as discontinued operations as of December 31, 2017 and 2016.

(2)	SNF is an abbreviation for skilled nursing facility.
AL is an abbreviation for assisted living facility.
MC is an abbreviation for memory care facility.

Portfolio Lease Expirations

The following table sets forth lease expiration information for the ten years and thereafter following December 31, 2017. We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

			Percent of
		Base Rent	Total	Percent of
		In Final Year	Leasable	Total
	No. of	of Expiring	Area	Annual Base
Year Ending	Leases	Leases	Expiring	Rent Expiring
December 31	Expiring	(Annual $)	(%)	(%)
2023 – 2028	2	$1,946,000	23.1%	20.2%
2029	6	4,257,000	38.8%	44.3%
2030 and later	3	3,410,000	38.1%	35.5%
	11	$9,613,000	100.0%	100.0%

ITEM 3. LEGAL PROCEEDINGS

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company. On February 22, 2018, the action was assigned to a different trial judge and no trial date has yet been set. We continue to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend ourselves.

A bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”).  HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware and the appeal is being briefed by the parties. The Bankruptcy Court has stayed all litigation on HCRE’s motion for damages pending resolution of the appeal on the complaint for violation of the automatic stay by the District Court. We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

Delbert Freeman filed an action against us and Mr. Eikanas on December 21, 2017 for breach of contract arising out of the sale of the Athens project in Georgia.  We originally guaranteed a lease for the development of the Athens project, which was ultimately sold to a third party.  Mr. Freeman sued for breach of contract based on an allegation that he was not paid profits he was promised from the proceeds of the project.   Mr. Freeman is also alleging that he was promised consulting fees of $270,000 from us arising out of an alleged agreement to pay consulting fees of $10,000 per month.  We believe that his claims are without merit and are vigorously defending them.

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

On December 31, 2017, the estimated common stock per-share value is $2.80 per share, adjusted from the previous estimated common stock per-share value of $2.53 established on December 31, 2016. The estimated value per share was based on the methodologies and assumptions described further below. The estimated per-share value determined below neither represents the fair value according to U.S. generally accepted accounting principles (“GAAP”) of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets.

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

Our December 31, 2017 estimated per-share value was calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the estimated fair value of our liabilities, which approximate current book value, and dividing the total by the number of our common shares outstanding as of December 31, 2017. Our estimated per-share value is the same as our net asset value. Our estimated per-share value does not reflect “enterprise value,” which may include a premium for the portfolio or the potential increase in our share value if we were to list our shares on a national securities exchange. Our estimated per-share value also does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange.

The following is a summary of the valuation methodologies used:

Investments in Real Estate. For purposes of calculating an estimated value per share, we used the value of the 2017 lease payments and applied the current market lease rates for each asset type to determine fair market value of our properties.

Loans Payable. We reduced the fair value of our investments by the total amount due of our loans payable based on the current book value at December 31, 2017.

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

Equity-Method Investments. We estimate the value of our interests in our equity-method investments based on the discounted cash flows after applying our ownership percentage in the individual equity-method investments.

Our estimated per-share value was calculated as follows:

December 31, 2017
Investments in real estate	$4.13
Loans payable	(2.66)
Other assets and liabilities, net	0.50
Equity-Method Investments value	0.83
Estimated net asset value per-share value	$2.80
Estimated enterprise value premium	None applied
Estimated liquidity discount	None applied
Total estimated per-share value	$2.80

Furthermore, the estimated value of our shares was calculated as of December 31, 2017. The value of our shares will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties within our portfolio. We are not required to update the estimated value per share more frequently than every 18 months. We expect that any future estimates of the value of our properties will be performed by the Company; however, our board of directors may direct us to engage one or more independent, third-party valuation firms in connection with such estimates.

Our board of directors reviewed the report prepared by management which recommended an estimated per-share value, and considering all information provided in light of its own knowledge regarding our assets and unanimously agreed upon an estimated value of $2.80 per share, which is consistent with the recommendations of management.

A summary of our estimated per-share value for the last five years is as follows:

2017	$2.80
2016	$2.53
2015	$2.34
2014	$2.04
2013	$2.09

Stockholders

As of March 12, 2018 we had approximately 23.0 million shares of common stock outstanding held by 4,624 stockholders of record.

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

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP supplemental financial measure that is widely recognized as a measure of REIT operating performance. We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding gains or losses from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures .

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

The following is reconciliation from net loss applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the years ended December 31, 2017 and 2016:

	Year Ended December 31
	2017	2016
Net loss applicable to common stockholders (GAAP)	$(1,272,000)	$(801,000)

Adjustments:
Depreciation and amortization	3,083,000	3,509,000
Depreciation and amortization related to non-controlling interests	(79,000)	(94,000)
Depreciation related to Equity-Method Investments	905,000	434,000
Gain on disposition of real estate properties	-	(2,888,000)
Funds provided by operations (FFO) applicable to common stockholders	$2,637,000	$160,000

Weighted-average number of common shares outstanding – basic and diluted	23,027,978	23,027,978

FFO per weighted average common shares	$0.11	$0.01

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

Overview

As of December 31, 2017, our ownership interests in our 11 real estate properties of senior housing facilities was as follows: 100% ownership of six properties, five properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC, of which we have a 95.3% interest in four properties and a 95% interest in the fifth property. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 20% interest in two unconsolidated equity-method investments that each own two properties, and a 10% interest in two unconsolidated equity-method investments that hold nine properties and six properties, respectively, (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

Our revenues are comprised largely of tenant rental income from our 11 real estate properties, including rents reported on a straight-line basis over the initial term of each tenant lease, and acquisition and asset management fees resulting from our Equity-Method Investments. We also receive cash distributions from our Equity-Method Investments, which are included in net cash provided by operating activities and net cash provided by investing activities in our consolidated statements of cash flows. Our growth depends, in part, on our ability to continue to raise joint venture equity, acquire new healthcare properties at attractive prices, negotiate long-term tenant leases with sustainable rental rate escalation terms and control our expenses. Our operations are impacted by property-specific, market-specific, general economic, regulatory and other conditions.

We believe that continued investing in senior housing facilities is accretive to earnings and stockholder value. Senior housing facilities include independent living facilities (“IL”), skilled nursing facilities (“SNF”), assisted living facilities (“AL”), memory care facilities (“MC”) and continuing care retirement communities (“CCRC”). Each of these types of facilities focuses on to different segments of the senior population.

Summit Portfolio Properties

At December 31, 2017, our portfolio consisted of 11 real estate properties as noted above. All of the properties are 100% leased on a triple net basis. The following table provides summary information (excluding the 36 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of December 31, 2017:

Real Estate Properties:
	Properties	Beds	Square Footage	Purchase Price

SNF	4	337	109,306	$31,740,000
AL or AL/MC	7	517	250,750	50,525,000
Total Real Estate Properties	11	854	360,056	$82,265,000

Property	Location	Date Purchased	Type	Beds	2017 Revenue[1]

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$492,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	525,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	—	[2]
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	968,000
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	100	1,160,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	765,000
The Shelby House	Shelby, NC	October 4, 2013	AL	72	456,000
The Hamlet House	Hamlet, NC	October 4, 2013	AL	60	658,000
The Carteret House	Newport, NC	October 4, 2013	AL	64	435,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	359,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	90	498,000
Total				854

1 Represents year-to-date revenue based on in-place leases, including straight-line rent, through December 31, 2017.

2 Rent due under a lease between the Company and its wholly-owned taxable REIT subsidiary (“Friendswood TRS”) was approximately $1.6 million year-to-date through December 31, 2017. Such rental income is eliminated in consolidation through December 31, 2017. See Note 11 to the accompanying Notes to Consolidated Financial Statements regarding the sale of Friendswood TRS effective January 1, 2018.

Summit Equity-Method Investment Portfolio Properties

We continue to believe that raising institutional joint venture equity to make acquisitions will be accretive to shareholder value and will move us closer to our goal of resuming shareholder distributions. Our sole source of equity since 2015 has been institutional funds raised through a joint venture structure and accounted for as equity-method investments. Currently, our two largest joint venture partners are Chinese companies and face restrictions on overseas investments by the Chinese government. Accordingly, the size and frequency of our joint venture investments may change. We still believe this is the most prudent strategy for growth and our shareholders benefit for the following reasons:

•	We have not incurred the expense of organizational and offering costs, including brokerage commissions, that could amount to 15% or more of the actual capital raised through a registered secondary offering;

•	We have not diluted our shareholders;

•	Acquisition fees and asset management fees earned from our joint ventures; and

•	Waterfall terms for both net operating cash flow and all sales proceeds, which increases our cash on cash return and our internal rate of return considerably.

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

Under the SUL LLC Agreement, as amended, net operating cash flow of the SUL JV will be distributed monthly, first to the Operating Partnership and Best Years pari passu up to a 9% to 10% cash on cash return, as defined, and thereafter to Best Years 75% and the Operating Partnership 25%. All capital proceeds from the sale of the properties held by the SUL JV, a refinancing, or another capital event will be paid first to the Operating Partnership and Best Years pari passu until each has received an amount equal to its accrued but unpaid 9% to 10% return plus its total contribution, and thereafter to Best Years 75% and the Operating Partnership 25%.

The following reconciles our 10% equity investment in the SUL JV from inception through December 31, 2017:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,007,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	544,000
Riverglen (New Hampshire) – April 2016	392,000
Delaware Properties – September 2016	1,783,000
Total investments	4,563,000
Income from equity-method investee	655,000
Distributions	(1,604,000)
Total investment at December 31, 2017	$3,614,000

A summary of the consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	December 31, 2017	December 31, 2016
Real estate properties and intangibles, net	$146,065,000	$151,439,000
Cash and cash equivalents	8,253,000	4,750,000
Other assets	8,095,000	4,860,000
Total Assets:	$162,413,000	$161,049,000

Loans payable, net	$110,089,000	$104,717,000
Other liabilities	10,629,000	13,185,000
Members’ equity:
Best Years	37,967,000	39,186,000
Summit	3,728,000	3,961,000
Total Liabilities and Members’ Equity	$162,413,000	$161,049,000

 Condensed Consolidated Statements of Income of SUL JV:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Total revenue	$15,657,000	$12,391,000
Property operating expenses	(1,341,000)	(1,568,000)
Net operating income	14,316,000	10,823,000
General and administrative expense	(433,000)	(307,000)
Depreciation and amortization expense	(5,727,000)	(4,112,000)
Income from operations	8,156,000	6,404,000
Interest expense	(5,596,000)	(3,925,000)
Amortization of deferred financing costs	(806,000)	(358,000)
Gain on earn-out	1,800,000	–
Other income (expense)	7,000	(7,000)
Net Income	$3,561,000	$2,114,000

Summit equity interest in SUL JV net income	$356,000	$211,000

As of December 31, 2017, the 17 properties held by SUL JV, our unconsolidated 10% equity-method investment, all of which are 100% leased on a triple net basis, are as follows:

Property	Location	Type	Number of Beds
Lamar Estates	Lamar, CO	SNF	60
Monte Vista Estates	Monte Vista, CO	SNF	60
Myrtle Point Care Center	Myrtle Point, OR	SNF	55
Gateway Care and Retirement Center	Portland, OR	SNF/IL	91
Applewood Retirement Community	Salem, OR	IL	69
Loving Arms Assisted Living	Front Royal, VA	AL	78
Pine Tree Lodge Nursing Center	Longview, TX	SNF	92
Granbury Care Center	Granbury, TX	SNF	181
Twin Oaks Nursing Center	Jacksonville, TX	SNF	116
Dogwood Trails Manor	Woodville, TX	SNF	90
Carolina Manor	Appleton, WI	AL	45
Carrington Manor	Green Bay, WI	AL	20
Marla Vista Manor	Green Bay, WI	AL	40
Marla Vista Gardens	Green Bay, WI	AL/MC	20
Riverglen House of Littleton	Littleton, NH	AL	59
Atlantic Shore Rehabilitation and Health Center	Millsboro, DE	SNF	181
Pinnacle Rehabilitation and Health Center	Smyrna, DE	SNF	151
Total:			1,408

Equity-Method Partner - Fantasia Investment III LLC

In 2016 and 2017, through our Operating Partnership, we entered into three separate limited liability company agreements (collectively, the “Fantasia Agreements”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed three separate companies, Summit Fantasia Holdings, LLC (“Fantasia I”), Summit Fantasia Holdings II, LLC (“Fantasia II”)and Summit Fantasia Holdings III, LLC (“Fantasia III”) (collectively, the “Fantasia JVs”). The Fantasia JVs are not consolidated in our consolidated financial statements and are accounted for under the equity-method in the Company’s consolidated financial statements. Through the Fantasia JVs, we own a 20% interest in two senior housing facilities, one located in California and one located Oregon; a 20% interest in two skilled nursing facilities located in Rhode Island; and a 10% interest in nine skilled nursing facilities located in Connecticut.

Under the Fantasia Agreements, net operating cash flow of the Fantasia JVs will be distributed monthly, first to the Operating Partnership and Fantasia pari passu (8% for Fantasia I and II and 9% for Fantasia III) until each member has received an amount equal to its accrued, but unpaid return, and thereafter 70% to Fantasia and 30% to the Operating Partnership for Fantasia I and II, and 75% to Fantasia and 25% to the Operating Partnership for Fantasia III. All capital proceeds from the sale of the properties held by the Fantasia JVs, a refinancing or another capital event, will be paid first to the Operating Partnership and Fantasia pari passu as noted above until each has received an amount equal to its accrued but unpaid return plus its total capital contribution, and thereafter to Fantasia and to the Operating Partnership, as noted above.

The following reconciles our equity investments in the Fantasia JVs from inception through December 31, 2017:

Summit Fantasia Holdings, LLC – October 2016	$1,274,000
Summit Fantasia Holdings II, LLC – February 2017	$1,923,000
Summit Fantasia Holdings III, LLC – August 2017	$1,953,000
Total investment	5,150,000
Income from Fantasia JVs	230,000
Distributions	(672,000)
Total Fantasia investments at December 31, 2017	$4,708,000

A summary of the consolidated financial data for the balance sheets and statements of income for the unconsolidated Fantasia JVs, of which we own a 10% to 20% equity interest, is as follows:

Condensed Combined Balance Sheets of Fantasia JVs:	December 31, 2017	December 31, 2016
Real estate properties, net	$110,055,000	$23,227,000
Cash and cash equivalents	4,317,000	548,000
Other assets	755,000	146,000
Total Assets:	$115,127,000	$23,921,000

Loans payable, net	$76,825,000	$16,991,000
Other liabilities	4,507,000	667,000
Members’ equity:
Fantasia JVs	29,087,000	5,015,000
Summit	4,708,000	1,248,000
Total Liabilities and Members’ Equity	$115,127,000	$23,921,000

Condensed Combined Statements of Income of Fantasia JVs:	Year Ended December 31, 2017	Year Ended December 31, 2016

Total revenue	$7,837,000	$329,000
Property operating expenses	(1,374,000)	(29,000)
Net operating income	6,463,000	300,000
General and administrative expense	(348,000)	(17,000)
Depreciation and amortization expense	(1,856,000)	(110,000)
Income from operations	4,259,000	173,000
Interest expense	(2,504,000)	(123,000)
Amortization of debt issuance costs	(307,000)	(24,000)
Net Income	$1,448,000	$26,000

Summit equity interest in Fantasia JVs net income	$225,000	$5,000

As of December 31, 2017, the 13 properties in Fantasia JVs, our unconsolidated equity-method investments, are all 100% leased on a triple net basis, and are as follows:

Property	Location	Type	Number of Beds
Sun Oak Assisted Living	Citrus Heights, CA	AL/MC	78
Regent Court Senior Living	Corvallis, OR	MC	48
Trinity Health and Rehabilitation Center	Woonsocket, Rhode Island	SNF	185
Hebert Nursing Home	Smithfield, Rhode Island	SNF	133
Chelsea Place Care Center	Hartford, CT	SNF	234
Touchpoints at Manchester	Manchester, CT	SNF	131
Touchpoints at Farmington	Farmington, CT	SNF	105
Fresh River Healthcare	East Windsor, CT	SNF	140
Trinity Hill Care Center	Trinity Hill, CT	SNF	144
Touchpoints at Bloomfield	Bloomfield, CT	SNF	150
Westside Care Center	Westside, CT	SNF	162
Silver Springs Care Center	Meriden, CT	SNF	159
Touchpoints of Chestnut	Chestnut, CT	SNF	60
Total:			1,729

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

In November 2017, through the FPH JV, we acquired a 10% interest in six senior housing facilities, located in Iowa, for a total aggregate purchase price of $29.5 million for the properties, which was funded through capital contributions from the members of the FPH JV plus the proceeds from a collateralized loan. The facilities consist of a total of 582 licensed beds, and are operated by and leased to a third party operator.

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

The following reconciles our equity investment in the FPH JV from inception through December 31, 2017:

Iowa properties – November 2017	$929,000
Total investment	929,000
Income from equity-method investee	5,000
Distributions	(16,000)
Total Fantasia investments at December 31, 2017	$918,000

A summary of the consolidated financial data for the balance sheet and statement of income for the unconsolidated FPH JV is as follows:

Condensed Consolidated Balance Sheet of FPH JV:	Year Ended December 31, 2017
Real estate properties, net	$29,752,000
Cash and cash equivalents	590,000
Other assets	69,000
Total Assets:	$30,411,000

Loans payable, net	$20,632,000
Other liabilities	589,000
Members’ equity:
FPH members	8,272,000
Summit	918,000
Total Liabilities and Members’ Equity	$30,411,000

Condensed Consolidated Statement of Income of FPH JV:	Period Ended December 31, 2017

Total revenue	$493,000
Property operating expenses	(81,000)
Net operating income	412,000
General and administrative expense	(22,000)
Depreciation and amortization expense	(153,000)
Income from operations	237,000
Interest expense	(167,000)
Amortization of debt issuance costs	(19,000)
Net Income	$51,000

Summit equity interest in FPH JV net income	$5,000

As of December 31, 2017, the six properties of our unconsolidated equity-method investments in FPH JV, all of which are 100% leased on a triple net basis, are as follows:

Property	Location	Type	Number of Beds
Hawkeye Care Center Bancroft	Bancroft, Iowa	SNF/AL	57
Hawkeye Care Center/Hawkeye Assisted Living	Milford, Iowa	SNF/AL	94
Hawkeye Care Center Carroll	Carroll, Iowa	SNF/IL	138
Hawkeye Care Center Cresco	Cresco, Iowa	SNF	63
Hawkeye Care Center Marshalltown	Marshalltown, Iowa	SNF	110
Hawkeye Care Center Spirit Lake	Spirit Lake, Iowa	SNF	120
Total:			582

A summary of the combined financial data for the balance sheets and statements of income for all unconsolidated Equity-Method Investments are as follows:

Condensed Combined Balance Sheets:	December 31, 2017	December 31, 2016
Total Assets	$307,951,000	$184,970,000
Total Liabilities	$223,271,000	$135,560,000
Total Members Equity	$84,680,000	$49,410,000

Condensed Combined Statements of Income:	December 31, 2017	December 31, 2016
Total Revenue:	$23,987,000	$12,720,000
Net Operating Income	$21,191,000	$11,123,000
Income from Operations	$12,652,000	$6,577,000
Net Income	$5,060,000	$2,140,000

Distributions from Equity-Method Investments

For the years ended December 31, 2017 and 2016, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Years Ended December 31,
	2017	2016
Distributions	$1,262,000	$743,000

Cash received for distributions	$1,177,000	$526,000

Additionally, we could be subject to a capital call from our Equity-Method Investments.

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties owned by our Equity-Method Investments, as defined in the agreements. For the years ended December 31, 2017 and 2016, we recorded approximately $0.8 million and $0.5 million, respectively, in acquisition and asset management fees.

Results of Operations

Our results of operations are described below:

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Years Ended
	December 31,
	2017	2016	$ Change
Rental revenues	$6,386,000	$6,677,000	$(291,000)
Tenant reimbursements	862,000	856,000	6,000
Total revenues	7,248,000	7,533,000	(285,000)
Less expenses:
Property operating costs	(989,000)	(1,023,000)	34,000
Net operating income (1)	6,259,000	6,510,000	(251,000)
Acquisition and asset management fees	838,000	496,000	342,000
Interest income from notes receivable	180,000	163,000	17,000
General and administrative	(5,051,000)	(4,711,000)	(340,000)
Depreciation and amortization	(3,083,000)	(3,509,000)	426,000
Income from equity-method investees	586,000	216,000	370,000
Other income	40,000	110,000	(70,000)
Interest expense	(3,013,000)	(3,044,000)	31,000
(Loss) gain on disposition of real estate properties	-	2,888,000	(2,888,000)
Loss from continuing operations	(3,244,000)	(881,000)	(2,363,000)
Income from discontinued operations	1,933,000	387,000	1,546,000
Net loss	(1,311,000)	(494,000)	(817,000)
Noncontrolling interests’ share in losses (income)	38,000	(307,000)	345,000
Net loss applicable to common stockholders	$(1,273,000)	$(801,000)	$(472,000)

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues and tenant reimbursements less property operating costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, other income, interest expense, gain on disposition of real estate and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating expenses include property taxes, insurance, and other operating expenses. Net operating income decreased by approximately $0.3 million for the year ended December 31, 2017 primarily due to the sale of Medford in October 2016, for which there was 10 months of rental revenue (approximately $0.7 million) in 2016 and none in 2017. Additionally, we contributed Riverglen to the SUL JV in 2016 and we recorded four months of rental revenue in 2016 (approximately $0.3 million) and none in 2017. Those decreases were offset by the acquisition of Chandler in July 2017 (see Note 3) for which we recorded rental revenue of approximately $0.5 million.

The increase in the acquisition and asset management fees of approximately $0.3 million is due to the increase in acquisition fees of $0.1 million earned on the properties acquired by our Equity-Method Investment acquisitions in 2017, and the increase in asset management fees of approximately $0.3 million from our three new Equity-Method Investments acquired in 2017.

The net increase in general and administrative expenses of $0.3 million is mainly due to an increase of $0.3 million in legal expenses associated with the CRA litigation.

The decrease in depreciation and amortization is primarily due to 2016 included four months for Riverglen (contributed to the SUL JV in April 2016) and nine months for Medford (sold in October 2016) (see Note 11 to the accompanying Notes to Consolidated Financial Statements) and none for 2017 offset by the acquisition of Chandler (see Note 3).

The increase in income from equity-method investees is mainly due to our three new Equity-Method Investments acquired in 2017 and one that was acquired at the end of 2016 having income for the full year in 2017.

The $2.9 million decrease in the gain on disposition of real estate properties is due to the gain of approximately $2.8 million recognized on the sale of our Medford property in October 2016.

The income from discontinued operations was a result of the reclassification of operations due to the sale of Friendswood TRS (see Note 11 to the accompanying Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

As of December 31, 2017, we had approximately $3.9 million in cash and cash equivalents on hand and as of January 31, 2018, we have approximately $8.3 million in cash and cash equivalents on hand, primarily as a result of the receipt of $4 million for the payoff of our note receivable (see Notes 6 and 13 to the accompanying Notes to Consolidated Financial Statements). Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

Going forward, we expect our primary sources of cash to be rental revenues, joint venture distributions, and acquisition and asset management fees. In addition, we may increase cash through the sale of additional properties, which may result in the deconsolidation of properties we already own, or borrowing against currently-owned properties. For the foreseeable future, we expect our primary uses of cash to be for funding future acquisitions, investments in joint ventures, operating expenses, interest expense on outstanding indebtedness, and the repayment of principal on loans payable. We may also incur expenditures for renovations of our existing properties, making the facility more appealing in their market.

We continue to pursue options for repaying and/or refinancing debt obligations with long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”) insured loans. We are currently working to refinance our two outstanding loans that mature in 2018 with HUD-insured loans and expect to close within the next six months. The Capital One loan (see below) has a scheduled maturity date of July 2018, however, as part of the loan agreement, we can elect to extend the scheduled maturity date with two six-month options, which will extend the scheduled maturity date through July 2019, subject to certain terms and conditions, which do not include any fees or other conditions that we believe would prohibit us from successfully extending the maturity date. The Healthcare Financial Solutions, LLC loan (see below) has a scheduled maturity date of October 2018, and if the refinancing with our HUD-insured lender were not to close prior to the maturity date, we believe we would have cash on hand to pay off the loan. Additionally, in 2017, as part of our responsibilities as the manager under operating agreements of our Equity-Method Investments, we refinanced seven existing loans of our Equity-Method Investments with Lancaster Pollard (HUD-insured) loans.

Although our current joint venture partners are facing government restrictions on new overseas investments, we believe that market conditions may be favorable to continue to raise capital through additional joint venture arrangements with new partners.

Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties.

Credit Facilities and Loan Agreements

As of December 31, 2017, we had debt obligations of approximately $62.6 million. The outstanding balance by loan agreement is as follows:

•	Capital One, National Association –approximately $10.1 million maturing July 2018
•	Healthcare Financial Solutions, LLC–approximately $2.8 million maturing October 2018
•	Oxford Finance, LLC– approximately $6.9 million maturing October 2019
•	Lancaster Pollard (HUD insured)–approximately $42.9 million maturing from September 2039 through January 2051

As of December 31, 2017, approximately 69% of our total debt obligations were under fixed interest rates through our loans payable with Lancaster Pollard.

We continue to pursue options for repaying and/or refinancing debt obligations.

In recent years, financial markets have experienced unusual volatility and uncertainty and liquidity has tightened in all financial markets, including the debt and equity markets. Our ability to repay or refinance debt could be adversely affected by an inability to secure financing at reasonable terms, if at all.

Debt Service Requirements

Please refer to Note 4 in the accompanying Notes to Consolidated Financial Statements for a detailed discussion of our loans payable.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to real estate purchase price allocations, evaluation of possible impairment of real property assets, and income taxes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in materially adverse ways, and those estimates could be different under different assumptions or conditions. Our significant accounting policies are described in more detail in Note 2 to the accompanying Notes to Consolidated Financial Statements. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Real Estate Purchase Price Allocation and Useful Lives

Upon acquisition of a property, we allocate the purchase price of the property based upon the relative fair value of the assets acquired, which generally consist of land, buildings, site improvements, furniture and fixtures. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives.

Impairment of Real Property Assets

An assessment as to whether our investments in real estate are impaired is highly subjective. Impairment calculations involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property at the point in time when a valuation analysis is performed. On a quarterly basis, we review our properties for recoverability and when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

We did not record any impairment charges during the years ended December 31, 2017 or 2016 for properties held and used.

Revenue Recognition

We collect rent from our tenants. Generally, our policy is to recognize revenues on an accrual basis as earned. However, if we determine, based on insufficient historical collections, that rent is not probable of collection until received, our policy is to recognize rental income when assured, which we consider to be the period the amounts are collected. Revenue from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible. Tenant reimbursements and other revenue are recognized based on the actual property tax and insurance incurred for the properties. Acquisition and asset management fees are recorded as earned.

Equity-Method Investments

We recognize our investments in unconsolidated entities that we have less than a 50% equity interest over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. We initially record our investments based on our cash invested or for properties that we have contributed, we record the investments at the carrying value of the contributed properties at the time of contribution.

We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. No events or changes have occurred as of December 31, 2017 and 2016 that would affect the carrying value of our equity-method investments.

Income Taxes

We have elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. No distributions were declared or paid in 2017 or 2016. We believe that we are organized and operate in such a manner as to qualify for treatment as a REIT, and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT in subsequent tax years for federal income tax purposes. We have elected to treat each of our taxable REIT subsidiaries (“TRS”), which generally may engage in any business (including the provision of customary or non-customary services for our tenants) as a corporation. As a result, each TRS is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, under the supervision of our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, as of December 31, 2017, our President (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that these disclosure controls and procedures are effective.

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

Based on their evaluation, our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that we maintained effective internal control over financial reporting as of December 31, 2017.

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

J. Steven Roush, CPA, age 71, serves on our Audit, Independent Directors, Compensation and Investment Committees. Mr. Roush chairs our Board of Directors and our Audit Committee. Mr. Roush’s term on our Board and the Committees noted above expire on the date of the 2018 Annual Meeting. Mr. Roush retired from PricewaterhouseCoopers in 2007 after 39 years, 30 of those as a Partner. Mr. Roush brings experience in a diverse number of industries ranging from manufacturing, non-profits and retail (restaurants) with concentrations in real estate (office, residential, hospitality and commercial) telecommunications and pharmaceutical. He has a background in dealing with both private and public company boards of directors. Mr. Roush has a Bachelor of Science Degree in Accounting from Drake University and a Masters Professional Director Certification from the American College of Corporate Directors. Mr. Roush has served on our Board since 2014.

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

Suzanne Koenig, age 57, serves on our Audit, Independent Directors, Compensation and Investment Committees. Ms. Koenig’s term on our Board and the Committees noted above expires on the date of the 2018 Annual Meeting. Ms. Koenig is president and founder of SAK Management Services LLC, a nationally recognized long-term care management and healthcare consulting services company, where she has worked for 18 years.  With over 20 years of extensive experience as an owner and operator, Ms. Koenig offers specialized skills in operations improvement, staff development and quality assurance with particular expertise in marketing, census development and operations enhancement for the whole spectrum of senior housing, long-term care and other healthcare entities requiring turnaround services. Ms. Koenig has served on our Board since 2015.

Ms. Koenig’s professional experience has included executive positions in marketing, development and operations management for both regional and national healthcare providers representing property portfolios throughout the United States. Recently Ms. Koenig has been appointed as the Patient Care Ombudsman, Examiner, Receiver and Chapter 11 Trustee in several of the new Health Care Bankruptcy Filings (Chapter 11 and Chapter 7) with the advent of the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 (BAPCPA), including healthcare entities such as physician practices and hospitals.  In addition, Ms. Koenig has served in an advisory and consulting capacity for numerous client engagements involving bankruptcy proceedings as well as in turnaround management situations. She offers proven proficiency in maximizing financial return and cash flow, while maintaining the highest standards of quality care.

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

Kent Eikanas, age 48, currently serves as our President and Chief Operating Officer. Further information regarding Mr. Eikanas’ business experience and specific skills that qualify him to serve as a director of the Company is set forth below in the “Executive Officers” section. Mr. Eikanas’ term on our Board expires on the date of the 2018 Annual Meeting. Mr. Eikanas has served on our Board since 2016.

Executive Officers

Mr. Kent Eikanas is our President and Chief Operating Officer. Our Chief Financial Officer and Treasurer is Ms. Elizabeth Pagliarini.

Kent Eikanas, age 48, currently serves as our President and Chief Operating Officer. Mr. Eikanas has served as Chief Operating Officer since July 2012 and President since September 2012. From 2008 to 2012, Mr. Eikanas served as Vice President of Senior Housing for a private equity group, where he closed over $100 million in senior housing real estate refinances, dispositions and acquisitions. In addition, Mr. Eikanas was responsible for asset management of over $700 million in senior housing assets, was a key contributor to the launch of a skilled nursing operating company based in Dallas, Texas, as well as helped grow the operating company from 14 facilities to 35 facilities. From 2003 to 2008, Mr. Eikanas was the Vice President of Acquisitions for a private real estate company and closed over $200 million in senior housing real estate. Mr. Eikanas has overseen licensing for skilled nursing facilities, assisted living facilities and memory care facilities in California, Texas, Rhode Island, Oregon and Pennsylvania. Mr. Eikanas graduated from California State University Sacramento with a Bachelor of Arts Degree in Psychology and a minor in Business Administration. Mr. Eikanas was a panelist in 2012 on a question-and-answer webinar about buying, valuing and selling skilled nursing facilities hosted by Irving Levin Associates and was a speaker in 2015 at the IBC Asia 2nd Healthcare Facilities Asia conference in Singapore.

Elizabeth Pagliarini, age 47, currently serves as our Chief Financial Officer and Treasurer and has been with the Company since June 2014 and has served as Chief Financial Officer and Treasurer since September 2014. Ms. Pagliarini is a seasoned executive with over 25 years of experience in financial services and investment banking having held positions including chief executive officer, president, chief financial officer and chief compliance officer. Her background includes experience in finance, accounting, operations, compliance, securities litigation and executive management.  Ms. Pagliarini successfully broke the “glass ceiling” in her mid-twenties as chief executive officer and chairwoman of the board of an investment brokerage subsidiary of a public company in Beverly Hills, California. She also co-founded a boutique investment bank and registered broker-dealer.  Prior to working at Summit, Ms. Pagliarini was a principal at a securities litigation and financial consulting firm since 2001 and chief compliance officer and FINOP (financial and operations principal) at a Los Angeles-based investment bank from 2005-2008.  Ms. Pagliarini received her Bachelor of Science in Business Administration with a concentration in Finance from Valparaiso University where she was honored with their highest academic award, the Presidential Scholarship. She is also a Certified Fraud Examiner (CFE) and has studied law and forensic accounting at UCLA.

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

Based solely upon our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to fiscal year 2017, except for the following reports:

Name	Title	Type of Form	Number of Late Reports
Kent Eikanas	Director, President and Chief Operating Officer	Form 4	3
Elizabeth Pagliarini	Chief Financial Officer	Form 4	3
Steve Roush	Director	Form 4	1
Suzanne Koenig	Director	Form 4	1

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of our Board and our executive officers. The Code of Business Conduct and Ethics can be accessed through our website: www.summithealthcarereit.com/code-of-business-conduct-and-ethics/.

No Changes to Director Nomination Procedures

Since the date of our proxy statement for our 2017 Annual Meeting, there have no changes to the procedures by which our stockholders may recommend nominees to our Board.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain information concerning compensation for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary		Bonus	Option Awards(1)	Total

Kent Eikanas President and Chief Operating Officer	2017	$335,055	(2)	$277,378	$70,180	$682,613
	2016	$300,000		$287,103	$-	$587,103
Elizabeth Pagliarini Chief Financial Officer and Treasurer	2017	$221,978	(3)	$184,919	$47,787	$454,684
	2016	$200,000		$167,366	$-	$367,366

(1)	Reflects the aggregate grant date fair value of awards granted to the named executive officers in the reported year. For more information regarding the grant date fair value of awards of common stock, see Note 10 to the accompanying Notes to Consolidated Financial Statements for assumptions made in the valuation for option awards.
(2)	This includes $34,615 paid in 2017 that relates to unused paid time off earned in 2016.
(3)	This includes $21,538 paid in 2017 that relates to unused paid time off earned in 2016.

Employment Agreements with Named Executive Officers

On September 23, 2015, the Company entered into employment agreements with each of its named executive officers, Kent Eikanas, President and Chief Operating Officer, and Elizabeth Pagliarini, Chief Financial Officer and Treasurer. These employment agreements were approved by the Company’s Compensation Committee and Board of Directors. Each employment agreement has a three-year term and contains standard terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a special cash payment following a change in control of the Company. The initial base salaries for each of Mr. Eikanas and Ms. Pagliarini were as follows: $300,000 and $200,000 per year, respectively, and are subject to annual merit increases. In December 2017, the Company’s Compensation Committee approved an increase to the base salaries effective January 1, 2018, for each of Mr. Eikanas and Ms. Pagliarini to $335,000 and $225,000 per year, respectively.

Potential Payments upon Termination or Change in Control

If there is a termination of employment by the Company without cause or by the named executive officer for good reason, then the named executive officer will be entitled to receive payment of any base salary amounts that have accrued but not been paid as of the termination date, any accrued but unused paid time off, expenses not yet reimbursed, vested benefits accrued through the termination date payable pursuant to the plans providing such benefits and cash severance in the amount equal to two (2) times base salary for Mr. Eikanas and one (1) times base salary for Ms. Pagliarini. In addition, all options granted to the executive under the Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan that otherwise were unvested shall immediately and fully accelerate and shall be deemed to be vested, and the executive shall be entitled to reimbursement for monthly COBRA premiums until the earliest of (A) the eighteen (18) month anniversary of the termination date; or (B) the date on which executive becomes eligible to enroll in comparable coverage with another employer.

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

The following table summarizes the annual compensation received by our independent directors for the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash in 2017	Stock Awards (1)	Total
J. Steven Roush	$83,000	$10,500	$93,500
Suzanne Koenig	$62,000	$10,500	$72,500

(1) On January 1, 2017, Mr. Roush and Ms. Koenig each received a stock option grant for 30,000 shares of common stock. The options had a grant date fair value of $10,500. As of December 31, 2017, each of the independent directors had 20,833 unvested stock options which vest monthly through January 2020. For more information regarding the grant date fair value of awards of stock options, see Note 10 to the accompanying Notes to Consolidated Financial Statements.

During fiscal year 2017, we paid each of our independent directors’ compensation as follows:

•	$50,000 annual retainer, paid pro-rata twice monthly ($12,500 per director per quarter);

•	Board meeting fee of $2,000 per meeting for each regularly scheduled Board meeting ($2,000 per director per quarter);

•	Special Board meeting fee of $1,000 per meeting, per director, which will apply to any Board meeting called by an executive officer of the Company that is not a regular scheduled Board meeting;

•	Committee fees of $1,000 per committee meeting duly called by an officer of the Company (approximately $1,000 per director per quarter, plus other meetings); and

•	Annual fee of $12,500 for the Chairman of the Board of Directors and $7,500 for the Chairman of the Audit Committee.

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

Outstanding Equity Awards as of December 31, 2017

The following table presents information regarding the outstanding equity awards held by each of our named executive officers as of December 31, 2017, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable		Option Exercise Price	Option Expiration Date
Kent Eikanas	300,000	-		$1.72	12/22/2025
Kent Eikanas	73,119	36,559	(1)	$2.02	12/1/2026
Kent Eikanas	55,556	44,444	(2)	$2.04	4/1/2027
Kent Eikanas	9,449	16,718	(3)	$2.26	11/7/2027
Elizabeth Pagliarini	100,000	-		$1.72	12/17/2025
Elizabeth Pagliarini	48,745	24,373	(4)	$2.02	12/1/2026
Elizabeth Pagliarini	38,889	31,111	(5)	$2.04	4/1/2027
Elizabeth Pagliarini	6,300	11,145	(6)	$2.26	11/7/2027

(1)	3,047 stock options vest monthly and become fully vested on December 1, 2018
(2)	2,778 stock options vest monthly and become fully vested on April 1, 2019
(3)	727 stock options vest monthly and become fully vested on November 1, 2019
(4)	2,031 stock options vest monthly and become fully vested on December 1, 2018
(5)	1,944 stock options vest monthly and become fully vested on April 1, 2019
(6)	485 stock options vest monthly and become fully vested on November 1, 2019

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Our equity compensation plan information as of December 31, 2017 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	895,408	$1.90	2,104,592
Equity compensation plans not approved by security holders	—	—	—
Total	895,408	$1.90	2,104,592

OWNERSHIP OF EQUITY SECURITIES

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 12, 2018, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock. The percentage of beneficial ownership is calculated based on 23,027,978 shares of common stock outstanding as of March 12, 2018.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
MPF Badger Acquisition Co., LLC 1640 School Street Moraga CA 94556	1,316,995.99	(1)	5.7%

(1)	This information is based solely on a Schedule 13G filed November 29, 2017 by MPF Badger Acquisition Co., LLC, MacKenzie Realty Capital, Inc., MacKenzie Income Fund 27, LLC, MPF DeWaay Premier Fund 4, LLC and MPF Income Fund 26, LLC (the “Reporting Persons”). The Schedule 13G reports that MacKenzie Capital Management, LP is the manager of each Reporting Person and has the power to direct the voting or disposition of all 1,316,995.99 shares held by the Reporting Persons.

Security Ownership of Management

The following table sets forth information as of March 12, 2018, regarding the beneficial ownership of our common stock by each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 23,027,978 shares of common stock outstanding as of March 12, 2018.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Kent Eikanas	470,880	2%
Elizabeth Pagliarini	216,234	*
J. Steven Roush	13,333	*
Suzanne Koenig	13,333	*
All current directors and executive officers as a group (4 persons)	713,780	3.1%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 12, 2018. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the securities listed are pledged as security.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Independent Directors Committee has reviewed the material transactions between the Company and our affiliates (including CRA, our former advisor) since the beginning of 2017, as well as any such currently proposed transactions. Set forth below is a description of such transactions.

Our Relationship with our Equity-Method Investments

We currently have an interest in five equity-method investments (collectively, “Equity-Method Investments”) (see Note 5 to the Notes to Consolidated Financial Statements). We serve as the manager of our Equity-Method Investments and provide various services in exchange for fees and reimbursements. Under the agreements, as the manager, we are paid an acquisition fee upon closing of an acquisition based on the purchase price paid for the properties. Additionally, we are paid an annual asset management fee based on the properties in the portfolios, as defined in the agreements. All acquisition fees and asset management fees are paid to Summit Healthcare Asset Management, LLC (“SAM TRS”), our consolidated taxable REIT subsidiary, and expenses incurred by us, as the manager, are reimbursed from SAM TRS.

For the year ended December 31, 2017, we received $292,000 in acquisition fees and approximately $546,000 in asset management fees as the manager of the Equity-Method Investments.

Our Relationships with CRA, our former advisor

Until April 1, 2014, and subject to certain restrictions and limitations, our business was managed pursuant to an advisory agreement (the “Advisory Agreement”) with CRA. Please refer to Item 3 Legal Proceedings in Part 1 for more information regarding current legal proceedings involving CRA and the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table lists the aggregate fees billed for services rendered by BDO USA, LLP, our principal accountant, for 2017 and 2016:

Services	2017	2016
Audit Fees(1)	$394,769	$393,866

Total	$394,769	$393,866

(1)	Audit fees billed in 2017 and 2016 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, consents, statutory and regulatory audits, and other services related to filings with the SEC.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm (BDO USA, LLP)

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Equity for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements for the Years Ended December 31, 2017 and 2016

(2) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

Included in the exhibits are the audited combined financial statements of WPH Salem, LLC. WPH Salem, LLC is a significant lessee to us, and as of December 31, 2017 and 2016, leases more than 20% of our assets.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Summit Healthcare REIT, Inc.

Lake Forest, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Healthcare REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Costa Mesa, California

March 16, 2018

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$3,851,000	$10,755,000
Restricted cash	3,447,000	3,806,000
Real estate properties, net	69,063,000	58,517,000
Notes receivable	3,854,000	4,801,000
Deferred costs and deposits	9,000	240,000
Tenant and other receivables, net	4,106,000	3,319,000
Deferred leasing commissions, net	1,273,000	1,413,000
Other assets, net	225,000	179,000
Equity-method investments	9,241,000	5,095,000
Assets of Friendswood TRS held for sale	1,762,000	1,278,000
Total assets	$96,831,000	$89,403,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$1,902,000	$2,098,000
Accrued salaries and benefits	96,000	151,000
Security deposits	1,208,000	1,208,000
Loans payable, net of debt issuance costs	60,831,000	51,717,000
Liabilities of Friendswood TRS held for sale	898,000	986,000
Total liabilities	64,935,000	56,160,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at December 31, 2017 and 2016	23,000	23,000
Additional paid-in capital	117,349,000	117,243,000
Accumulated deficit	(86,040,000)	(84,767,000)
Total stockholders’ equity	31,332,000	32,499,000
Noncontrolling interests	564,000	744,000
Total equity	31,896,000	33,243,000
Total liabilities and equity	$96,831,000	$89,403,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2017 and 2016

	2017	2016
Revenues:
Rental revenues	$6,386,000	$6,677,000
Tenant reimbursements	862,000	856,000
Acquisition and asset management fees	838,000	496,000
Interest income from notes receivable	180,000	163,000
	8,266,000	8,192,000
Expenses:
Property operating costs	989,000	1,023,000
General and administrative	5,051,000	4,711,000
Depreciation and amortization	3,083,000	3,509,000
	9,123,000	9,243,000
Operating loss	(857,000)	(1,051,000)

Income from equity-method investees	586,000	216,000
Other income	40,000	110,000
Interest expense	(3,013,000)	(3,044,000)
Gain on disposition of real estate properties	-	2,888,000
Loss from continuing operations	(3,244,000)	(881,000)

Income from discontinued operations	1,933,000	387,000

Net loss	(1,311,000)	(494,000)
Noncontrolling interests’ share in net loss (income)	38,000	(307,000)
Net loss applicable to common stockholders	$(1,273,000)	$(801,000)

Basic and diluted loss per common share:
Continuing operations	$(0.14)	$(0.05)
Discontinued operations	$0.08	$0.02

Net loss applicable to common stockholders	$(0.06)	$(0.03)

Weighted average shares used to calculate basic and diluted net loss per common share	23,027,978	23,027,978

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2017 and 2016

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total
BALANCE — January 1, 2016	23,027,978	$23,000	$117,215,000	$(83,966,000)	$33,272,000	$707,000	$33,979,000
Stock-based compensation	—	—	28,000	—	28,000	—	28,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(270,000)	(270,000)
Net (loss) income	—	—	—	(801,000)	(801,000)	307,000	(494,000)
BALANCE — December 31, 2016	23,027,978	$23,000	$117,243,000	$(84,767,000)	$32,499,000	$744,000	$33,243,000
Stock-based compensation	—	—	106,000	—	106,000	—	106,000
Distributions paid to noncontrolling interest	—	—	—	—	—	(142,000)	(142,000)
Net loss	—	—	—	(1,273,000)	(1,273,000)	(38,000)	(1,311,000)
BALANCE — December 31, 2017	23,027,978	$23,000	$117,349,000	$(86,040,000)	$31,332,000	$564,000	$31,896,000

The accompanying notes are an integral part of these consolidated financial statements

 SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(1,311,000)	$(494,000)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Amortization of debt issuance costs	212,000	137,000
Depreciation and amortization	3,139,000	3,559,000
Straight line rents	(662,000)	(584,000)
Bad debt expense	219,000	79,000
Stock-based compensation expense	106,000	28,000
Gain on disposition of real estate properties	—	(2,888,000)
Income from equity-method investees	(586,000)	(216,000)
Change in operating assets and liabilities:
Restricted cash related to current activities	(134,000)	(15,000)
Tenant and other receivables, net	319,000	307,000
Other assets	52,000	234,000
Accounts payable and accrued liabilities	(78,000)	650,000
Accrued salaries and benefits	(83,000)	(134,000)
Net cash and cash equivalents provided by operating activities	1,193,000	663,000
Cash flows from investing activities:
Restricted cash	327,000	1,149,000
Real estate acquisitions and capitalized costs	(13,452,000)	—
Deferred costs and deposits	—	(222,000)
Real estate improvements	(194,000)	(146,000)
Sale of Medford	—	10,557,000
Proceeds from contribution of properties, net of cash and restricted cash contributed	—	2,814,000
Investments in equity-method investees	(4,624,000)	(3,119,000)
Distributions received from equity-method investees	596,000	315,000
Payments from notes receivable	947,000	32,000
Net cash and cash equivalents (used in) provided by investing activities	(16,400,000)	11,380,000
Cash flows from financing activities:
Proceeds from issuance of loans payable	10,050,000	—
(Payments) refunds of deferred financing costs	(172,000)	21,000
Payments of loans payable	(976,000)	(7,640,000)
Distributions paid to non-controlling interests	(142,000)	(270,000)
Net cash and cash equivalents provided by (used in) financing activities	8,760,000	(7,889,000)
Net (decrease) increase in cash and cash equivalents	(6,447,000)	4,154,000
Cash and cash equivalents — beginning of year	10,757,000	6,603,000
Cash and cash equivalents – end of year (including cash of TRS)	4,310,000	10,757,000
Cash and cash equivalents of FWD TRS held for sale – end of year (see Note 11)	(459,000)	(2,000)
Cash and cash equivalents – end of year	$3,851,000	$10,755,000

Supplemental disclosure of cash flow information:
Cash paid for interest:	$2,492,000	$2,908,000

Supplemental disclosure of non-cash investing activities:

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

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 100% of six properties, 95.3% of four properties, 95% of one property, a 10% equity interest in an unconsolidated equity-method investment that holds 17 properties, a 20% equity interest in two unconsolidated equity-method investments that each hold two properties and a 10% equity interest in two unconsolidated equity-method investment that holds nine properties and six properties, respectively. Summit is a Maryland corporation, formed in 2004 under the General Corporation Law of Maryland for the purpose of investing in and owning real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, except where the context otherwise requires.

We conduct substantially all of our operations through Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), which is a Delaware limited partnership. As of December 31, 2017, we own a 99.88% general partner interest in the Operating Partnership, and Cornerstone Realty Advisors, LLC (“CRA”), a former affiliate, owns a 0.12% limited partnership interest. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements.

Cornerstone Healthcare Partners LLC

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% non-controlling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated with our financial statements and owns five properties (the “JV Properties”).

As of December 31, 2017, we own a 95.3% interest in four of the JV Properties, and CHREF owns a 4.7% interest. We continue to own a 95% interest in the fifth JV Property, and CHREF owns a 5% interest in the fifth JV Property.

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC is our wholly-owned TRS (“SAM TRS”). We serve as the manager of our equity-method investments (see below) and provide management services in exchange for fees and reimbursements. All acquisition fees and asset management fees earned by us will be paid to SAM TRS and expenses incurred by us, as the manager, will be reimbursed to us from SAM TRS. See Notes 5 and 7 for further information.

Friendswood TRS

Friendswood TRS (“Friendswood TRS”) is our wholly-owned TRS, which is the licensed operator and tenant of Friendship Haven Healthcare and Rehabilitation Center (“Friendship Haven”). In December 2017, we entered into a Membership Interest Purchase, Assignment, Resignation and Release Agreement (“MIPA”) with HMG Park Manor of Friendswood, LLC (“HMG”), pursuant to which the Company agreed to sell Friendswood TRS to HMG, the current management company of Friendship Haven. The sale was completed on January 1, 2018 and pursuant to the MIPA, we transferred all of our rights, title, and membership interest in Friendswood TRS to HMG. See Notes 2 and 11 for further information regarding the classification of assets, liabilities and operations for Friendswood TRS as of December 31, 2017 and 2016.

Equity-Method Investments

Summit Union Life Holdings, LLC

On April 29, 2015, through our Operating Partnership, we entered into a limited liability company agreement (as amended, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements (see Note 5). As of December 31, 2017 and 2016, we have a 10% interest in the SUL JV. As of December 31, 2017 and 2016, the SUL JV owned 17 properties.

Summit Fantasia Holdings, LLC

On September 27, 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2017 and 2016, we have a 20% interest in the Fantasia JV. As of December 31, 2017 and 2016, the Fantasia JV owned two properties.

Summit Fantasia Holdings II, LLC

On December 23, 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia II LLC Agreement”) with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2017 and 2016, we have a 20% interest in the Fantasia II JV. As of December 31, 2017, the Fantasia II JV owned two properties.

Summit Fantasia Holdings III, LLC

On July 27, 2017, through our Operating Partnership, we entered into a limited liability company agreement (“Fantasia III LLC Agreement”) with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2017, we have a 10% interest in the Fantasia III JV. As of December 31, 2017, the Fantasia III JV owned nine properties.

Summit Fantasy Pearl Holdings, LLC

On October 2, 2017, through our Operating Partnership, we entered into a limited liability company agreement (“FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and will be accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2017, we have a 10% interest in the FPH JV. As of December 31, 2017, the FPH JV owned six properties.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, the Operating Partnership (of which the Company owns 99.88%) and CHP, LLC (of which the Company owns 95%). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2017, we had cash accounts in excess of FDIC-insured limits. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

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

Investments in Real Estate and Depreciation

We allocate the purchase price of our properties in accordance with ASC 805 – Business Combinations. If the acquisition does not meet the definition of a business, we record the acquisition as an asset acquisition.  For transactions that are business combinations, acquisition costs are expensed as incurred. For transactions that are an asset acquisition, acquisition costs are capitalized as incurred. Upon acquisition of a property, we allocate the purchase price of the property based upon the relative fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, site improvements, and furniture and fixtures. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.

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

Impairment of Real Estate Assets

We evaluate the recoverability of the carrying value of our real estate properties on a property-by-property basis. On a quarterly basis, we review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

We recorded no impairment charges in 2017 and 2016.

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

There were no assets measured at fair value on a nonrecurring basis during the year ended December 31, 2017.

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

As of December 31, 2017 and 2016, the fair value of the Nantucket note receivable (see Note 6) was $4.0 million and $4.9 million compared to the carrying value of $3.8 million and $4.7 million, respectively. The fair value of the note receivable was estimated based on cash flow analysis at an assumed market rate of interest. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of December 31, 2017 and 2016, the fair value of loans payable was $63.3 million and $54.3 million, compared to the principal balance (excluding debt discount) of $62.6 million and $53.5 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of December 31, 2017, we utilized discount rates ranging from 4.4% to 7.8% and a weighted average discount rate of 4.9%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

At December 31, 2017 and 2016, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

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

Tenant and Other Receivables and Valuation of Receivables

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants, the cumulative amount of future adjustments necessary to present rental income on a straight-line basis and distributions receivable. Tenant receivables for rental revenues are recorded at the original amount earned, less an allowance for any doubtful accounts. Management assesses the likelihood of realizing tenant receivables and other fees on an ongoing basis and provides for allowances as such balances, or portions thereof, are estimated to become uncollectible. As of December 31, 2017 and 2016, there were no allowances recorded for tenant receivables.

Deferred Costs and Deposits

Deferred costs and deposits primarily consist of deposits and costs paid for potential acquisitions.

Deferred Financing Costs

Costs incurred with potential financing arrangements are recorded as deferred financing costs. Costs incurred in connection with completed debt financing are recorded as debt issuance costs. Debt issuance costs are amortized using the straight-line basis which approximates the effective interest rate method, over the contractual terms of the respective financings, and are presented net of loans payable in loans payable, net of debt issuance costs, in the consolidated balance sheets.

Deferred Leasing Commissions

Leasing commissions (paid to CRA prior to April 1, 2014) were capitalized at cost and are being amortized on a straight-line basis over the related lease term. As of December 31, 2017 and 2016, total costs incurred were $1.9 million, respectively, and the unamortized balance was approximately $1.3 million and $1.4 million, respectively. Amortization expense for the years ended December 31, 2017 and 2016 was approximately $0.1 million and $0.2 million, respectively.

Other Assets

Other assets consist primarily of deferred financing costs, prepaid insurance and property taxes. Additionally, other assets will be amortized to expense over their future service periods. Balances without future economic benefit are expensed as they are identified.

Equity-Method Investments

We report our investments in unconsolidated entities, over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. Under this method of accounting, our pro rata share of the applicable entity’s earnings or losses is included in our consolidated statements of operations. We initially record our investments based on either the carrying value for properties contributed or the cash invested.

We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. If it is determined that a decline in the fair value of our investments is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors. We did not record any impairments related to our equity-method investments for the years ended December 31, 2017 and 2016.

Revenue Recognition

Revenue is recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Because our leases provide for free rent, lease incentives, or other rental increases at specified intervals, we straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. Our rental revenues are comprised of lease rental income and straight-line rent. Straight line rent for the years ended December 31, 2017 and 2016 was approximately $0.7 million and $0.6 million, respectively. Tenant reimbursements and other revenue are recognized based on the actual property tax and insurance incurred for the properties.

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

Noncontrolling Interest in Consolidated Subsidiary

Noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by us. As of December 31, 2017 and 2016, the non-controlling interest mainly relates to CHP, LLC.

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

Income Taxes

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate for the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2014 and subsequent years, and state income tax returns are subject to audit for the year ended December 31, 2013 and subsequent years.

We have elected to treat Friendswood TRS and SAM TRS as taxable REIT subsidiaries, which generally may engage in any business, including the provision of customary or non-customary services for our tenants. These TRS entities are treated as a regular corporation and are subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.  As of December 31, 2017, Friendswood TRS has net deferred tax assets which include $106,000 of other temporary differences. In fiscal year 2014, the Company recorded a valuation allowance against its deferred tax assets based on operating performance at that time, which indicated that it was not more likely than not that net deferred tax assets would be realized in future period. As of December 31, 2016 and 2017, it was determined that it was not more likely than not that net deferred tax assets would be realized in the future and therefore net deferred tax assets should remain fully valued. Additionally, at the end of the tax year the NOL was re-valued to $0 due to the exclusion of cancellation of debt income under Sec. 108(a)(1)(B) and the corresponding valuation allowance was reduced accordingly. A provision for state income taxes of $32,000 and $40,000, respectively, was recorded for the years ended December 31, 2017 and 2016. These amounts are included in our consolidated statements of operations under income from discontinued operations (see Note 11).  SAM TRS has deferred tax assets related to their NOL (which expires in or after 2035 for federal and state) for a total of $917,000, which has a full valuation allowance as of December 31, 2017 and 2016. Due to the losses incurred and the full valuation allowance on deferred tax assets, there was no tax provision related to SAM TRS in 2017 and 2016.

The Tax Cuts and Jobs Act was enacted in December 2017 and is generally effective for tax years beginning in 2018. This new legislation is not expected to have a material adverse effect on the Company’s business and contains several potentially favorable provisions. However, the Company has recorded a reduction of approximately $14,000 to its deferred tax assets to reflect the lower Federal corporate tax rate and other provisions effective in 2018. Correspondingly, the valuation allowance will also decrease by $14,000.

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

Basic and Diluted Net Loss and Distributions per Common Share

Basic and diluted net loss per common share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. For each of the years ended December 31, 2017 and 2016, 895,408 and 400,000 stock options, respectively, have been excluded from the weighted-average number of shares outstanding since their effect was anti-dilutive. The basic and diluted loss applicable to common stockholders for the years ended December 31, 2017 and 2016 is computed by dividing the loss applicable to common stockholders of $1.3 million and $0.8 million by the weighted average number of shares outstanding of 23,027,978, respectively.

The Company declared no cash distributions per common share during the years ended December 31, 2017 and 2016.

Recently Issued Accounting Pronouncements

In November 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.

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

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. Once adopted, restricted cash will be presented with cash and cash equivalents in our consolidated statements of cash flows and, at December 31, 2017, that amount was approximately $3.4 million.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We continue to evaluate the impact of our adoption of this new standard in 2019 and we estimate the effect on our consolidated financial statements could be approximately $0.3 million, related to the operating lease for our corporate office space, that will be added to the assets and liabilities of our consolidated balance sheet. As generally accepted accounting principles for lessors remains mostly unchanged, we do not expect it to have an impact on our leases from our tenants.

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

We have evaluated the impact that our adoption of this new revenue recognition standard in the first quarter of 2018 will have on our rental revenues and we do not expect this to have a significant impact on our consolidated financial statements as our rental revenue relates to triple net leases and related tenant reimbursements, which are excluded from this standard.  Non-lease components will be evaluated under this standard upon adoption of ASU No. 2016-02. Additionally, we have completed our evaluation of the impact this standard will have on our interest income revenue and acquisition and asset management fees. Interest income from our notes receivable is excluded from this standard. Acquisition fees are earned and paid at the time we close the acquisition, and therefore satisfying our performance obligations. We earn our asset management fees based on a percentage of the purchase price or equity raised. As the manager, our duty is to manage the day-to-day operations of the special-purpose entities (“SPE”), which own the properties. We record asset management fees monthly as our performance obligations are satisfied. Revenue recognition for acquisition and asset management fees will not change under the new standard, and as such, it will not have a material impact on our consolidated financial statements.

The Company has elected the modified retrospective transition method. Upon adoption of this ASU in 2018, the Company anticipates that additional disclosures will be necessary to separately disclose the components of our total revenue.

Reclassifications

Certain amounts related to the assets, liabilities and operations of Friendswood TRS have been reclassified in the Company’s consolidated balance sheets and consolidated statements of operations for prior year to conform to the current period presentation due to the classification of Friendswood TRS as held for sale (see Note 11). These reclassifications had no effect on total assets or liabilities or cash flows from operating activities.  The reclassifications for the year ended December 31, 2016 increased our loss from continuing operations by $387,000, but did not change our net loss of $(494,000) or our net loss applicable to common stockholders of $(801,000).

3. Investments in Real Estate Properties

As of December 31, 2017 and 2016, investments in real estate properties including those held by our consolidated subsidiaries:

	2017	2016

Land	$7,318,000	$5,548,000
Buildings and improvements	69,254,000	58,322,000
Less: accumulated depreciation	(9,012,000)	(6,996,000)
Buildings and improvements, net	60,242,000	51,326,000
Furniture and fixtures	6,755,000	5,981,000
Less: accumulated depreciation	(5,252,000)	(4,338,000)
Furniture and fixtures, net	1,503,000	1,643,000
Real estate properties, net	$69,063,000	$58,517,000

Depreciation expense for the years ended December 31, 2017 and 2016 was approximately $2.9 million and $3.4 million, respectively.

As of December 31, 2017, our portfolio consisted of 11 real estate properties which were 100% leased to the tenants of the related facilities. The following table provides summary information regarding our portfolio (excluding the 36 properties owned by our unconsolidated Equity-Method Investments) as of December 31, 2017:

Property	Location	Date Purchased	Type(2)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,778,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,191,000	63
Friendship Haven Healthcare and Rehabilitation Center (1)	Galveston County, TX	September 14, 2012	SNF	15,000,000	6,880,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,987,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,642,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	7,216,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,721,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	3,989,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,365,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,050,000	90
Total:				$82,265,000	$62,619,000	854

(1)	Friendswood TRS became the licensed operator and tenant of the facility on May 1, 2014. In December 2017, we entered into an agreement to sell Friendswood TRS, the licensed operator and tenant of the facility, to the current management company, HMG Services, L.L.C. (“HMG”) (see Note 11). The sale was completed on January 1, 2018.

(2)	SNF is an abbreviation for skilled nursing facility. AL is an abbreviation for assisted living facility. MC is an abbreviation for memory care facility.

 Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for properties owned as of December 31, 2017 are as follows:

Years ending December 31,
2018	7,607,000
2019	7,740,000
2020	7,902,000
2021	8,068,000
2022	8,237,000
Thereafter	60,988,000
$100,542,000

2017 Acquisition – Pennington Gardens

On July 17, 2017, we acquired a 100% interest in Pennington Gardens, a 90-bed assisted living/memory care facility located in Chandler, Arizona (“Pennington Gardens”) for a purchase price of $13.4 million plus approximately $52,000 in acquisition costs (allocated values were approximately $1.8 million to land, $10.9 million to building and improvements and $750,000 to furniture and fixtures), which was funded through cash on hand plus a collateralized loan (see Note 4). Pennington Gardens is leased pursuant to a 15-year triple net lease with two five-year renewal options, and per the lease agreement, we received a letter of credit in lieu of a cash security deposit.

Acquisitions - 2016

None

4. Loans Payable

As of December 31, 2017 and 2016, loans payable consisted of the following:

	December 31, 2017	December 31, 2016
Loan payable to Capital One, National Association in monthly installments of approximately $36,000, including interest at LIBOR plus 2.95% (4.3% at December 31, 2017), due in July 2018, and collateralized by Pennington Gardens.	$10,050,000	$-

Loan payable to Healthcare Financial Solutions, LLC in monthly installments of approximately $15,000, including interest at LIBOR (floor of 0.50%) plus 4.0% (5.3% at December 31, 2017 and 5.0% at December 31, 2016, respectively), due in October 2018, and collateralized by Sundial Assisted Living.	$2,800,000	$2,800,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $53,000, including interest at LIBOR (floor of 0.75%) plus 6.50% (8.1% as of December 31, 2017 and 7.25% as of December 31, 2016, respectively) due in October 2019, collateralized by Friendship Haven.	6,880,000	6,978,000

Loans payable to Lancaster Pollard (insured by HUD) in monthly installments of approximately $209,000, including interest, ranging from a fixed rate of 3.70% to 3.78%, due in September 2039 through January 2051, and collateralized by Sheridan, Fernhill, Pacific Health, Shelby, Hamlet, Carteret, Aledo and Danby.	42,889,000	43,768,000
	62,619,000	53,546,000
Less debt issuance costs	(1,788,000)	(1,829,000)
Total loans payable	$60,831,000	$51,717,000

 We have total debt obligations of approximately $62.6 million that will mature between 2018 and 2051. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of December 31, 2017, we were in compliance with all of our debt covenants.

In connection with our loans payable, we incurred debt issuance costs. The unamortized balance of the debt issuance costs was approximately $1.8 million as of December 31, 2017 and 2016. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the years ended December 31, 2017 and 2016, approximately $0.2 million and $0.1 million, respectively, of debt issuance costs were amortized and included in interest expense in our consolidated statements of operations.

During the years ended December 31, 2017 and 2016, we incurred approximately $2.8 million and $2.9 million, respectively, of interest expense related (excluding debt issuance cost amortization) to our loans payable.

The principal payments due on the loans payable (excluding debt issuance costs) for each of the five following years and thereafter ending December 31 are as follows:

Year	Principal Amount
2018	13,870,000
2019	7,725,000
2020	986,000
2021	1,024,000
2022	1,063,000
Thereafter	37,951,000
$62,619,000

The following information notes the loan activity for the years ended December 31, 2017 and 2016:

Capital One, National Association

In July 2017, in conjunction with the acquisition of Pennington Gardens (see Note 3), we entered into a first priority $10.1 million mortgage loan collateralized by Pennington Gardens with Capital One, National Association. The loan, which bears interest at the One Month LIBOR (London Interbank Offered Rate) plus 2.95%, matures on July 17, 2018, with the option for two six-month extensions. The loan may be prepaid with no penalty if the property is refinanced through United States Department of Housing and Urban Development (“HUD”); otherwise we will be required to pay an exit fee, as defined in the loan agreement. We incurred approximately $0.2 million in deferred financing costs. We are currently in negotiations to refinance this loan with a HUD-insured loan through Capital One.

Healthcare Financial Solutions, LLC (a.k.a. Capital One)

We have an amended loan agreement for the Sundial Assisted Living property located in Redding with Healthcare Financial Solutions, LLC (“HFS”). See table above listing loans payable for further information. The loan was interest-only through January 2017 and then the loan payments increased to approximately $15,000 a month, including interest. The principal payment portion of this loan payment commencing in February 2017 is being held in a cash loan guarantee fund until maturity date. As of December 31, 2017, the total amount of approximately $53,000 is included in restricted cash on our consolidated balance sheet. If the loan is refinanced prior to the maturity date, the loan payments in the cash loan guarantee fund will be released to us; otherwise at the maturity date, the loan payments in the cash loan guarantee fund will be released to the lender and applied to the outstanding principal balance. Additionally, the loan is collateralized by the property and cross-guaranteed with several properties owned by the SUL JV, which will be released from the guarantee when the property is refinanced with a HUD-insured loan or upon repayment at the maturity date.

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

All of the HUD-insured loans are subject to customary representations, warranties and ongoing covenants and agreements with respect to the operation of the facilities, including the provision for certain maintenance and other reserve accounts for property tax, insurance, and capital expenditures, with respect to the facilities all as described in the HUD agreements. These reserves are included in restricted cash in our consolidated balance sheets.

5. Equity-Method Investments

As of December 31, 2017 and 2016, the balances of our Equity-Method Investments were approximately $9.2 million and $5.1 million, respectively, and are as follows:

Summit Union Life Holdings, LLC

In April 2015, we formed the SUL JV, which is owned 10% by the Operating Partnership and 90% by Best Years. The SUL JV will continue until an event of dissolution occurs, as defined in the SUL LLC Agreement.

In April 2015, the Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the original six properties contributed in April 2015 (“JV 2 Properties”) due to cash restrictions related to the loans payable for the contributed JV 2 Properties. In April 2017, we received approximately $122,000 to pay down the distribution receivable from one of the JV 2 properties. In December 2017, we received approximately $56,000 to pay down the distribution receivable from two of the JV 2 properties. As of December 31, 2017 and 2016, the receivable of $184,000 and $362,000, respectively, due from the JV 2 properties is included in tenant and other receivables on our consolidated balance sheets.

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

In April 2017, one of the JV 2 properties that owed Summit approximately $110,000 in distributions payable was able to repay the funds; however, the cash was retained by the property to fund future capital calls. Through December 2017, we applied approximately $5,000 of this as additional capital. As of December 31, 2017, the remaining balance of $105,000 is included in tenant and other receivables in our consolidated balance sheets.

As of December 31, 2017 and 2016, the balance of our equity-method investment related to the SUL JV was approximately $3.6 million and $3.8 million, respectively.

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

As of December 31, 2017 and 2016, the balance of our equity-method investment related to the Fantasia JV was approximately $1.1 million and $1.2 million, respectively.

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

As of December 31, 2017, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.8 million.

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

As of December 31, 2017, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.8 million.

Summit Fantasy Pearl Holdings, LLC

On October 2, 2017, through our Operating Partnership, we entered into the FPH LLC Agreement with Fantasia, Atlantis and Fantasy, and formed the FPH JV. The FPH JV is not consolidated in our consolidated financial statements and will be accounted for under the equity-method in the Company’s condensed consolidated financial statements.

In November 2017, through the FPH JV, we acquired a 10% interest in six skilled nursing facilities, located in Iowa, for a total aggregate purchase price of $29.5 million for the properties, which was funded through capital contributions from the members of the FPH JV plus the proceeds from a collateralized loan. The facilities consist of a total of 582 licensed beds, and will be operated by and leased to a third party operator.

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

As of December 31, 2017, the balance of our equity-method investment related to the FPH JV was approximately $0.9 million.

Summarized Financial Data for Equity-Method Investments

Our Equity-Method Investments are significant equity-method investments in the aggregate. The results of operations of our Equity-Method Investments for the year ending December 31, 2017 are summarized below:

	SUL JV	Fantasia JV	Fantasia II JV	Fantasia III JV	FPH JV
Revenue	$15,657,000	$2,027,000	$2,789,000	$3,021,000	$493,000
Net Operating Income	$14,316,000	$1,799,000	$2,378,000	$2,286,000	$412,000
Income from Operations	$8,156,000	$1,037,000	$1,604,000	$1,618,000	$237,000
Net Income	$3,561,000	$119,000	$681,000	$648,000	$51,000
Summit interest in Equity-Method Investments net income	$356,000	$24,000	$136,000	$65,000	$5,000

Our Equity-Method Investments combined, are considered to be significant equity-method investments. The results of operations of our Equity-Method Investments for the year ending December 31, 2016 are summarized below:

	SUL JV	Fantasia JV
Revenue	$12,391,000	$329,000
Net Operating Income	$10,823,000	$300,000
Income from Operations	$6,404,000	$173,000
Net Income	$2,114,000	$26,000
Summit interest in Equity-Method Investments net income	$211,000	$5,000

Distributions from Equity-Method Investments

As of December 31, 2017 and 2016, we have distributions receivable, which is included in tenant and other receivables in our consolidated balance sheets, as follows:

	December 31, 2017	December 31, 2016
SUL JV	$169,000	$365,000
Fantasia JV	30,000	31,000
Fantasia II JV	58,000	-
Fantasia III JV	97,000	-
FPH JV	17,000	-
Total	$371,000	$396,000

For the years ended December 31, 2017 and 2016, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, using the cumulative earnings approach, as follows:

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Total Cash Distributions Received	Cash Flow from Operating	Cash Flow from Investing	Total Cash Distributions Received	Cash Flow from Operating	Cash Flow from Investing

SUL JV	$690,000	$356,000	$334,000	$526,000	$211,000	$315,000
Fantasia JV	180,000	24,000	156,000	-	-	-
Fantasia II JV	237,000	136,000	101,000	-	-	-
Fantasia III JV	70,000	65,000	5,000	-	-	-
FPH JV	-	-	-	-	-	-
Total	$1,177,000	$581,000	$596,000	$526,000	$211,000	$315,000

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in the agreements. For the years ended December 31, 2017 and 2016, we recorded approximately $0.8 million and $0.5 million, respectively, in acquisition and asset management fees from our Equity-Method Investments.

6. Receivables

Notes Receivable

Fernhill Note

In September 2014, we loaned approximately $140,000 to the operator of the Fernhill facility for certain property improvements at a fixed rate of interest of 6% payable in monthly installments through January 2019. As of December 31, 2017 and 2016, the balance on the note was approximately $0.1 million.

Nantucket Note

On January 7, 2015, through our Operating Partnership, we sold Sherburne Commons to The Residences at Sherburne Commons, Inc. (“Sherburne Buyer”), an unaffiliated Massachusetts non-profit corporation, in exchange for $5.0 million, as evidenced by a purchase money note from Sherburne Buyer to us as the lender.

The $5.0 million purchase money note was collateralized by the Sherburne Commons property, bears an annual interest rate of 3.5% and matured on December 31, 2017. In December 2017, we provided an extension on the note until January 2018. Additionally, in December 2017, we collected approximately $0.9 million related to the principal on the note and as of December 31, 2017, the net carrying amount of the note receivable was approximately $3.8 million. In January 2018, we received approximately $4.0 million in full payoff of the note and recorded a gain on the note of approximately $0.2 million.

For the years ended December 31, 2017 and 2016, we received interest payments from the note of approximately $177,000 and $158,000, respectively, which is recorded as interest income from notes receivable in our consolidated statements of operations.

Tenant and Other Receivables, net

Tenant and other receivables, net consists of:

	December 31, 2017	December 31, 2016
Straight-line rent receivables	$3,046,000	$2,384,000
Distribution receivables from Equity-Method Investments	371,000	396,000
Receivable from JV 2 properties	184,000	362,000
Asset management fees	170,000	100,000
Other receivables	335,000	77,000
Total	$4,106,000	$3,319,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through March 31, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of December 31, 2017 and 2016, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our consolidated balance sheets (see Note 9).

As of December 31, 2017 and 2016, we had the following receivables and reserves:

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

8. Concentration of Risk

Our cash is generally invested in investment-grade short-term money market instruments. As of December 31, 2017, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of December 31, 2017, we owned one property in California, three properties in Oregon, four properties in North Carolina, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 36 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the year ended December 31, 2017, we leased our 11 real estate properties to four different tenants under long-term triple net leases, three of which comprise 55%, 30% and 13% of our tenant rental revenue. For the year ended December 31, 2016, we leased our 10 healthcare properties to four different tenants under long-term triple net leases, two of which comprise 56% and 33% of our tenant rental revenue.

As of December 31, 2017 and 2016, we have one tenant that constitutes a significant asset concentration, as the net assets of the tenant were 33% and 38%, respectively, of our total assets.

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

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company. On February 22, 2018, the action was assigned to a different trial judge and no trial date has yet been set. We continue to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend ourselves.

A bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”).  HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware and the appeal is being briefed by the parties. The Bankruptcy Court has stayed all litigation on HCRE’s motion for damages pending resolution of the appeal on the complaint for violation of the automatic stay by the District Court. We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

Delbert Freeman filed an action against us and Mr. Eikanas on December 21, 2017 for breach of contract arising out of the sale of the Athens project in Georgia.  We originally guaranteed a lease for the development of the Athens project, which was ultimately sold to a third party.  Mr. Freeman sued for breach of contract based on an allegation that he was not paid profits he was promised from the proceeds of the project.   Mr. Freeman is also alleging that he was promised consulting fees of $270,000 from us arising out of an alleged agreement to pay consulting fees of $10,000 per month.  We believe that his claims are without merit and are vigorously defending them.

Lake Forest Lease

We entered into a lease agreement, as amended, for corporate office space located in Lake Forest, California, which expires in April 2022. Lease payments for the next five years are as follows:

Year	Lease payments
2018	89,000
2019	100,000
2020	104,000
2021	108,000
2022	36,000
$437,000

Indemnification and Employment Agreements

The Company has entered into indemnification agreements with certain officers and directors of the Company against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by him or her in connection with any proceeding. Additionally, in September 2015, the Company entered into three-year employment agreements with its officers which include customary terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a cash payment following a change in control of the Company, as defined in such agreements. In September 2016, the Compensation Committee approved a 2016 executive compensation plan and there were no changes to the 2016 executive compensation plan in 2017.

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

Distributions

Our distribution reinvestment plan was suspended indefinitely effective December 31, 2010. At this time, we cannot provide any assurance as to if or when we will resume distributions or our distribution reinvestment plan. We did not pay any distributions to stockholders for the years ended December 31, 2017 and 2016.

Share-Based Compensation Plans

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

The Incentive Plan provides that the total number of shares of common stock that may be issued is 3,000,000, of which 2,104,592 is available for future issuances as of December 31, 2017.

On January 1, 2017, the Compensation Committee of the Board of Directors approved the issuance of 99,000 stock options under our Incentive Plan to our directors and employees. The stock options vest monthly beginning on February 1, 2017 and continuing over a three-year period through January 1, 2020. The options expire 10 years from the grant date. The weighted-average fair value per share of the stock options granted was $0.35.

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

In November 2017, 43,612 stock options were issued under our Incentive Plan to executive management as part of their 2017 performance bonus arrangement. The options vested 33% on the grant date and the remaining 67% will vest in equal monthly installments beginning December 1, 2017 and continuing over a two-year period through November 2018. The options expire 10 years from the grant date. The weighted-average fair value per share of the stock options granted was $0.32.

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

2017
Stock options granted	495,408
Expected Volatility	23.50%
Expected lives	2.2 years
Risk-free interest rate	1.27%
Dividends	0%
Fair value per share	$0.31

The following table summarizes our stock options as of December, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	400,000	$1.72
Granted	495,408	2.05
Exercised	—
Cancelled/forfeited	—
Options outstanding at December 31, 2017	895,408	$1.90	8.61	$805,000

Options exercisable at December 31, 2017	662,307	$1.85	8.42	$631,000

For our outstanding non-vested options as of December 31, 2017, the weighted average grant date fair value per share was $0.31. As of December 31, 2017, we have unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, which is expected to be recognized as follows:

Years Ending December 31,
2018	$51,000
2019	21,000
2020	1,000
$73,000

The stock-based compensation expense reported for the years ended December 31, 2017 and 2016 was approximately $106,000 and $28,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

11. Dispositions

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

TRS Held for Sale

In December 2017, we determined to sell our wholly-owned subsidiary, Friendswood TRS. In December 2017, we entered into a Membership Interest Purchase, Assignment, Resignation and Release Agreement (“MIPA”) with HMG Park Manor of Friendswood, LLC (“HMG”), pursuant to which we agreed to sell Friendswood TRS, the licensed operator and tenant of Friendship Haven Healthcare and Rehabilitation Center (“Friendship Haven”), to HMG, the current management company of Friendship Haven.

We made the decision to sell Friendswood TRS primarily because we are not in the business of operating facilities, we are in the business of acquiring senior housing facilities and leasing them to independent third party operators under triple-net leases. Friendswood TRS recorded the operations of Friendship Haven as resident services and fee income and resident services costs in their financial statements, which were then consolidated in our consolidated balance sheets and consolidated statements of operations and cash flows. The sale represents a strategic shift to divest ourselves of being a tenant and licensed operator of our facilities and will have a major effect on the Company’s operations and financial results as we will no longer record resident services and fee income and resident services costs. The sale was effective as of January 1, 2018. Prior year consolidated financial statements have been restated to present the operations of Friendswood TRS as a discontinued operation and assets and liabilities as held for sale.

The sale was completed on January 1, 2018 and pursuant to the MIPA, we transferred all of our rights, title, and membership interest in Friendswood TRS to HMG. As a result of the sale, as of January 1, 2018, Friendswood TRS will no longer be consolidated in our consolidated financial statements.

In connection with the sale, Friendswood TRS entered into an Amended and Restated 10-year triple-net lease with two five-year renewal options, with CHP Friendswood SNF, LLC, our majority-owned consolidated subsidiary.

Prior to the sale, HMG provided management services to Friendship Haven pursuant to a management agreement with Friendswood TRS. We do not have any continuing obligations under the management agreement post-sale.

The Operating Partnership entered into an amended and restated promissory note with Friendswood TRS for approximately $1.1 million, dated January 1, 2018. The note does not bear interest and is due in 48 equal payments of approximately $22,000. We recorded a discount of approximately $95,000 on the note using an imputed interest rate of 4.25%.

The income from discontinued operations presented in the consolidated statements of operations related to Friendswood TRS consists for the following for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Revenues:
Resident services and fee income	$9,354,000	$8,194,000
Other revenues	11,000	10,000
	9,365,000	8,204,000
Expenses:
Property operating costs	603,000	684,000
Resident services costs	6,657,000	7,011,000
General and administrative	116,000	72,000
Depreciation and amortization	56,000	50,000
	7,432,000	7,817,000

Income from discontinued operations	$1,933,000	$387,000

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of Friendswood TRS held for sale” and “Liabilities of Friendswood TRS held for sale,” respectively, in the accompanying consolidated balance sheets at December 31, 2017 and 2016, and consist of the following:

	December 31, 2017	December 31, 2016
ASSETS:
Cash and cash equivalents	$459,000	$2,000
Real estate properties, net	320,000	222,000
Tenant and other receivables, net	947,000	943,000
Other assets	36,000	111,000
Total assets	$1,762,000	$1,278,000
LIABILITIES:
Accounts payable and accrued liabilities	821,000	881,000
Accrued salaries and benefits	77,000	105,000
Total liabilities of property held for sale (not eliminated)	$898,000	$986,000
Intercompany note payable (eliminated in consolidation)	972,000	996,000
Total liabilities	$1,870,000	$1,982,000

Total operating, investing and financing activities from cash flows of the discontinued operations were $455,000, $(71,000) and $72,000, respectively, for the year ended December 31, 2017, and $(137,000), $(102,000) and $72,000, respectively, for the year ended December 31, 2016.

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

12. Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2017 and 2016, we operate in one reportable segment: healthcare real estate. We are managed as one segment, rather than multiple segments for internal purposes and for internal decision making.

13. Subsequent Events

In December 2017, we determined to sell our wholly-owned subsidiary, Friendswood TRS. The sale was completed on January 1, 2018 and pursuant to the MIPA, we transferred all of our rights, title, and membership interest in Friendswood TRS to HMG. As a result of the sale, as of January 1, 2018, Friendswood TRS will no longer be consolidated in our consolidated financial statements. See Note 11 for further information.

In January 2018, we received approximately $4.0 million in full payoff of the note from the Sherburne Buyer. See Note 6 for further information.

Issuance of Stock Options

On January 1, 2018, the Compensation Committee of the Board of Directors approved the issuance of 41,500 stock options to our employees. The stock options will be granted under the Incentive Plan (see Note 10), will vest monthly over three years and expire 10 years from the grant date.

Land Purchase

In January 2018, we entered in a purchase and sale agreement to purchase the land under the HP Redding facility, Sundial Assisted Living, for $685,000.  We have a non-refundable $25,000 deposit and expect to close on or before May 31, 2018.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

Date: March 16, 2018	By:	/s/ Kent Eikanas
Kent Eikanas
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2018.

Name	Title

/s/ Kent Eikanas	President
Kent Eikanas	(Principal Executive Officer)

/s/ Elizabeth A. Pagliarini	Chief Financial Officer
Elizabeth A. Pagliarini	(Principal Financial Officer)

/s/ J. Steven Roush	Director
J. Steven Roush

/s/ Suzanne Koenig	Director
Suzanne Koenig

/s/ Kent Eikanas	Director
Kent Eikanas

EXHIBIT INDEX

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)).

3.3	Articles of Amendment of Cornerstone Core Properties REIT, Inc. dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of Cornerstone Core Properties REIT, Inc. dated June 30, 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).

10.1	Loan Agreement between Summit Chandler, LLC, as borrower and Capital One, National Association, dated July 17, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2017).

10.2	Purchase and Sale Agreement between Summit Healthcare REIT, Inc. and Family Healthreach, Inc. dated as of April 5, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 18, 2017).

10.3	Limited Liability Company Agreement of Summit Union Life Holdings, LLC between Summit Healthcare Operating Partnership, LP and Best Years, LLC dated as of April 7, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2015).

10.4	Assignment and Assumption of Limited Liability Company Membership Interests made by Summit Healthcare Operating Partnership, LP and Summit Union Life Holdings, LLC dated as of April 28, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 1, 2015).

10.5	Employment Agreement, dated as of September 23, 2015, between Kent Eikanas and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.6	Employment Agreement, dated as of September 23, 2015, between Elizabeth Pagliarini and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.7	Healthcare Facility Note with respect to HUD – insured loans between HP Aledo, LLC and Lancaster Pollard Mortgage Company, LLC dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.8	Healthcare Regulatory Agreement – Borrower between HP Aledo, LLC and HUD dated October 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.9	Term Loan and Security Agreement between Oxford Finance LLC and CHP Friendswood SNF, LLC dated October 6, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.11	Healthcare Regulatory Agreement – Borrower between HP Winston-Salem, LLC and HUD dated December 16, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2015).

10.12	Second Amendment to Limited Liability Company Agreement of Summit Union Life Holdings, LLC dated as of December 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2015).

10.13	Assignment and Assumption of Limited Liability Company Membership Interests made by Summit Healthcare Operating Partnership, LP and Summit Union Life Holdings, LLC dated as of December 24, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 30, 2015).

10.14	Healthcare Facility Note with respect to HUD – insured loans between HP Winston-Salem, LLC and Lancaster Pollard Mortgage Company, LLC dated December 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2015).

10.15	Cornerstone Healthcare Partners LLC Operating Agreement dated June 11, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.16	Agreement of Limited Partnership of Cornerstone Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-121238) filed on August 30, 2005).

10.17	Indemnification Agreement dated July 31, 2014 by and between the Company and Kent Eikanas (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2014).

10.18	Indemnification Agreement dated September 2, 2014 by and between the Company and Elizabeth Pagliarini (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2014).

10.19	Healthcare Facility Note (incorporated by reference to the form of such note on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2014).

10.20	Lease Agreement between CHP Portland, LLC, CHP Tigard, LLC and Sheridan Care Center LLC, and SNF Management, LLC dated September 1, 2014 (incorporated by reference on Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

10.21	Form of Healthcare Facility Note (incorporated by reference to the form of such note on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2014).

10.22	Form of Healthcare Regulatory Agreement – Borrower (incorporated by reference to the form of such agreement on Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 2, 2014).

10.23	Membership Interest Purchase, Assignment, Resignation and Release Agreement between HMG Park Manor of Friendswood, LLC and Summit Healthcare REIT, Inc. dated January 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

10.24	Amended and Restated Lease between CHP Friendswood SNF, LLC and Friendswood TRS, LLC dated January 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

10.25	Amended and Restated Promissory Note between Friendswood TRS, LLC and Summit Healthcare Operating Partnership, L.P. dated January 1, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Current Report on Form 8-K filed on June 23, 2014).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Jones, Maresca & McQuade, P.A (filed herewith).

23.2	Consent of BDO USA, LLP (filed herewith).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	WPH Salem, LLC Combined Financial Statements as of and for the years ended December 31, 2017 and 2016 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Page 84 of 84