Form 10-Q
period 2018-03-31
Summit Healthcare REIT, Inc
filed 2018-05-09
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$9,806,000	$3,851,000
Restricted cash	3,283,000	3,447,000
Real estate properties, net	69,094,000	69,063,000
Notes receivable	941,000	3,854,000
Deferred costs	7,000	9,000
Tenant and other receivables, net	4,053,000	4,106,000
Deferred leasing commissions, net	1,238,000	1,273,000
Other assets, net	246,000	225,000
Equity-method investments	9,091,000	9,241,000
Assets of Friendswood TRS held for sale	—	1,762,000
Total assets	$97,759,000	$96,831,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,325,000	$1,902,000
Accrued salaries and benefits	50,000	96,000
Security deposits	1,208,000	1,208,000
Loans payable, net of debt issuance costs	62,648,000	60,831,000
Liabilities of Friendswood TRS held for sale	—	898,000
Total liabilities	66,231,000	64,935,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at March 31, 2018 and December 31, 2017	23,000	23,000
Additional paid-in capital	117,363,000	117,349,000
Accumulated deficit	(86,328,000)	(86,040,000)
Total stockholders’ equity	31,058,000	31,332,000
Noncontrolling interests	470,000	564,000
Total equity	31,528,000	31,896,000
Total liabilities and equity	$97,759,000	$96,831,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental revenues	$2,059,000	$1,423,000
Tenant reimbursements	282,000	189,000
Acquisition and asset management fees	187,000	178,000
Interest income from notes receivable	24,000	44,000
	2,552,000	1,834,000
Expenses:
Property operating costs	353,000	292,000
General and administrative	1,089,000	1,231,000
Depreciation and amortization	795,000	730,000
	2,237,000	2,253,000
Operating income (loss)	315,000	(419,000)

Income from equity-method investees	160,000	84,000
Other income	14,000	19,000
Interest expense	(1,069,000)	(689,000)
Gain on note receivable	186,000	—
Loss from continuing operations	(394,000)	(1,005,000)

Discontinued operations:
Gain on disposition of Friendswood TRS	109,000	—
Income from Friendswood TRS	—	505,000
Income from discontinued operations	109,000	505,000

Net loss	(285,000)	(500,000)
Noncontrolling interests’ share in net income	(3,000)	(12,000)
Net loss applicable to common stockholders	$(288,000)	$(512,000)

Basic and diluted loss per common share:
Continuing operations	$(0.02)	$(0.04)
Discontinued operations	$—	$0.02
Net loss applicable to common stockholders	$(0.02)	$(0.02)

Weighted average shares used to calculate basic and diluted net loss per common share	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Three Months Ended March 31, 2018

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2018	23,027,978	$23,000	$117,349,000	$(86,040,000)	$31,332,000	$564,000	$31,896,000
Stock-based compensation	—	—	14,000	—	14,000	—	14,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(97,000)	(97,000)
Net (loss) income	—	—	—	(288,000)	(288,000)	3,000	(285,000)
Balance — March 31, 2018	23,027,978	$23,000	$117,363,000	$(86,328,000)	$31,058,000	$470,000	$31,528,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(285,000)	$(500,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs	71,000	34,000
Depreciation and amortization	795,000	743,000
Straight-line rents	(165,000)	(106,000)
Bad debt expense	—	46,000
Write-off of debt issuance costs	79,000	—
Stock-based compensation expense	14,000	31,000
Gain on disposition of Friendswood TRS	(109,000)	—
Gain on note receivable	(186,000)	—
Income from equity-method investees	(160,000)	(84,000)
Change in operating assets and liabilities:
Tenant and other receivables, net	364,000	154,000
Other assets	(21,000)	133,000
Accounts payable and accrued liabilities	422,000	(267,000)
Accrued salaries and benefits	(46,000)	(90,000)
Net cash provided by operating activities	773,000	94,000

Cash flows from investing activities:
Deferred costs and deposits	—	(3,000)
Real estate acquisition	(715,000)	—
Real estate additions	(74,000)	(5,000)
Investment in equity-method investees	(63,000)	(1,725,000)
Distributions received from equity-method investees	228,000	167,000
Payments from notes receivable	4,072,000	8,000
Net cash provided by (used in) investing activities	3,448,000	(1,558,000)

Cash flows from financing activities:
Proceeds from issuance notes payable	9,017,000	—
Payments of loans payable	(7,105,000)	(243,000)
Distributions paid to noncontrolling interests	(97,000)	(14,000)
Deferred financing costs	(245,000)	—
Net cash provided by (used in) financing activities	1,570,000	(257,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,791,000	(1,721,000)
Cash, cash equivalents and restricted cash – beginning of period	7,298,000	14,563,000
Cash, cash equivalents and restricted cash – end of period (including cash of Friendswood TRS)	13,089,000	12,842,000
Cash of Friendswood TRS held for sale – end of period (see Note 12)	—	(279,000)
Cash, cash equivalents and restricted cash – end of period	$13,089,000	$12,563,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$840,000	$587,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

As of March 31, 2018, we own a 95.3% interest in four of the JV Properties, and CHREF owns a 4.7% interest. We continue to own a 95% interest in the fifth JV Property, and CHREF owns a 5% interest in the fifth JV Property.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2018 and December 31, 2017, we have a 10% interest in the SUL JV and the SUL JV owned 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2018 and December 31, 2017, we have a 20% interest in the Fantasia JV which owned two properties.

In April 2018, we made an additional capital contribution of $1.25 million to the Fantasia JV.  As a result of this capital contribution, the Operating Partnership will have a 35% equity investment (see Notes 5 and 13) as of April 27, 2018.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2018 and December 31, 2017, we have a 20% interest in the Fantasia II JV which owned two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in the Company’s condensed consolidated financial statements. As of March 31, 2018 and December 31, 2017, we have a 10% interest in the Fantasia III JV which owned nine properties.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and will be accounted for under the equity-method in the Company’s condensed consolidated financial statements. As of March 31, 2018 and December 31, 2017, we have a 10% interest in the FPH JV which owned six properties.

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC (“SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia JV, Fantasia II JV, Fantasia III JV and FPH JV (collectively, our “Equity-Method Investments”), and provide management services in exchange for fees and reimbursements. All acquisition fees and asset management fees earned by us are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS. See Notes 5 and 7 for further information.

Friendswood TRS

Friendswood TRS (“Friendswood TRS”) was our wholly-owned TRS, and is the licensed operator and tenant of Friendship Haven Healthcare and Rehabilitation Center (“Friendship Haven”). Effective as of January 1, 2018, we assigned our interests in Friendswood TRS to HMG Park Manor of Friendswood, LLC (“HMG”), the current management company of Friendship Haven. See Note 12 for further information regarding the transaction and the classification of assets, liabilities and operations for Friendswood TRS as of December 31, 2017 and for the three months ended March 31, 2017.

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018. There have been no material changes to our policies since that filing except as noted under Recently Adopted Accounting Pronouncements.

The accompanying condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2017 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 16, 2018 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2017 have been omitted in this report.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, the Operating Partnership (of which the Company owns 99.88%) and CHP LLC (of which the Company owns 95%). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Recently Adopted Accounting Pronouncements

Restricted Cash

On January 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Our restricted cash consists of escrows from our tenants for property taxes, insurance and capital improvements required by and held our lenders.

The Company’s statements of cash flows for the three months ended March 31, 2017 has been retroactively restated for the effect of adopting this ASU, adding approximately $3.8 million to the beginning of the period cash, cash equivalents and restricted cash and approximately $4.0 million to the end of the period cash, cash equivalents and restricted cash. This reclassification resulted in a decrease to cash, cash equivalents and restricted cash provided by operating activities by $48,000 (related to the change in restricted cash held for operating activities) and a decrease to cash, cash equivalents and restricted cash used in investing activities by $233,000 (related to the change in restricted cash held for capital improvements).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$9,806,000	$3,851,000
Restricted cash	3,283,000	3,447,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$13,089,000	$7,298,000

Revenue Recognition

On January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606).  Our adoption of this new revenue recognition standard did not have a significant impact on our condensed consolidated financial statements as our rental revenue relates to triple net leases and related tenant reimbursements, which are excluded from this standard.  Additionally, interest income from our notes receivable is excluded from this standard.

Acquisition fees arise from contractual agreements with our joint venture partners and are earned and paid at the time we close an acquisition, therefore, satisfying our performance obligations at that time.  We earn our asset management fees based on a percentage of the purchase price or equity raised.  As the manager, our duty is to manage the day-to-day operations of the special-purpose entities which own the properties.  Asset management fees are recognized as a single performance obligation (managing the properties) comprised of a series of distinct services (handling issues with our tenants, etc.). We believe that the overall service of asset management is substantially the same each day and has the same pattern of performance over the term of the agreement. As a result, each day of service represents a performance obligation satisfied at that point in time. These fees are recognized at the end of each period for services performed during that period, billed monthly and paid quarterly.

Revenue recognition for acquisition and asset management fees did not change under the new standard. The Company elected the modified retrospective transition method, however, no adjustments were required.

Recently Issued Accounting Pronouncements

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

Reclassifications

Certain amounts related to the assets, liabilities and operations of Friendswood TRS have been reclassified in the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations for prior year due to the classification of Friendswood TRS as held for sale (see Note 12). These reclassifications had no effect on total assets or liabilities or cash flows from operating activities.  The reclassifications as of and for the three months ended March 31, 2017 increased our loss from continuing operations by $505,000, but did not change our net loss of $(500,000) or our net loss applicable to common stockholders of $(512,000).

See above under Recently Adopted Accounting Pronouncements for reclassifications due to the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

3. Investments in Real Estate Properties

As of March 31, 2018 and December 31, 2017, our investments in real estate properties including those held by our consolidated subsidiaries are set forth below:

	March 31, 2018	December 31, 2017
Land	$8,003,000	$7,318,000
Buildings and improvements	69,284,000	69,254,000
Less: accumulated depreciation	(9,556,000)	(9,012,000)
Buildings and improvements, net	59,728,000	60,242,000
Furniture and fixtures	6,829,000	6,755,000
Less: accumulated depreciation	(5,466,000)	(5,252,000)
Furniture and fixtures, net	1,363,000	1,503,000
Real estate properties, net	$69,094,000	$69,063,000

For the three months ended March 31, 2018 and 2017, depreciation expense (excluding leasing commission amortization) was approximately $0.8 million and $0.7 million, respectively.

As of March 31, 2018, our portfolio consisted of 11 real estate properties which were 100% leased to the tenants of the related facilities. The following table provides summary information regarding our portfolio (excluding the 36 properties owned by our unconsolidated Equity-Method Investments) as of March 31, 2018:

Property	Location	Date Purchased	Type(1)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,742,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,160,000	63
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	9,017,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,935,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,612,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	7,188,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,703,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	3,973,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,352,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,050,000	90
Total:				$82,265,000	$64,532,000	854

(1)	SNF is an abbreviation for skilled nursing facility. AL is an abbreviation for assisted living facility. MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases owned as of March 31, 2018, for the period from April 1, 2018 to December 31, 2018 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
April 1, 2018 to December 31, 2018	$5,713,000
2019	7,740,000
2020	7,902,000
2021	8,068,000
2022	8,237,000
Thereafter	60,988,000
$98,648,000

2018 Acquisitions

Land Purchase – Redding, CA

On March 30, 2018, we purchased the land under the HP Redding facility, Sundial Assisted Living, for $685,000 plus approximately $30,000 in acquisition costs.  Additionally, the existing lease agreement for the Sundial Assisted Living tenant was amended to increase the annual rental payment by $36,000.

2017 Acquisition - Chandler, AZ

On July 17, 2017, we acquired a 100% interest in Pennington Gardens, a 90-bed assisted living/memory care facility located in Chandler, Arizona (“Pennington Gardens”), for a purchase price of $13.4 million plus approximately $52,000 in acquisition costs (allocated values were approximately $1.8 million to land, $10.9 million to building and improvements and $750,000 to furniture and fixtures), which was funded through cash on hand plus a collateralized loan (see Note 4). Pennington Gardens is leased pursuant to a 15-year triple net lease with two five-year renewal options, and per the lease agreement, we received a letter of credit in lieu of a cash security deposit.

Leasing Commissions

As a self-managed REIT, we no longer pay leasing commissions. Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of March 31, 2018 and December 31, 2017, total costs incurred were $1.9 million and the unamortized balance of capitalized leasing commissions was approximately $1.2 million and $1.3 million, respectively. Amortization expense for the three months ended March 31, 2018 and 2017 was approximately $35,000.

4. Loans Payable

As of March 31, 2018 and December 31, 2017, our loans payable consisted of the following:

	March 31, 2018	December 31, 2017
Loan payable to CIBC Bank USA in monthly installments of approximately $60,000, including cash collateral and interest at LIBOR plus 3.75% (5.63% at March 31, 2018), due in March 2021, and collateralized by Friendship Haven.	$9,017,000	$-

Loan payable to Capital One, National Association in monthly installments of approximately $36,000, including interest at LIBOR plus 2.95% (4.6% at March 31, 2018 and 4.3% at December 31, 2017), due in July 2018, and collateralized by Pennington Gardens.	$10,050,000	$10,050,000

Loan payable to Healthcare Financial Solutions, LLC in monthly installments of approximately $18,000, including interest at LIBOR (floor of 0.50%) plus 4.0% (5.7% at March 31, 2018 and 5.3% at December 31, 2017, respectively), due in October 2018, and collateralized by Sundial Assisted Living.	$2,800,000	$2,800,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $53,000, including interest at LIBOR (floor of 0.75%) plus 6.50% (8.1% as of December 31, 2017), was terminated in March 2018 and was collateralized by Friendship Haven as of December 31, 2017.	-	6,880,000

Loans payable to Lancaster Pollard (insured by HUD) in monthly installments of approximately $209,000, including interest, ranging from a fixed rate of 3.70% to 3.78%, due in September 2039 through January 2051, and collateralized by Sheridan, Fernhill, Pacific Health, Shelby, Hamlet, Carteret, Aledo and Danby.	42,665,000	42,889,000
	64,532,000	62,619,000
Less debt issuance costs	(1,884,000)	(1,788,000)
Total loans payable	$62,648,000	$60,831,000

As of March 31, 2018, we have total debt obligations of approximately $64.5 million that will mature between 2018 and 2051. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of March 31, 2018, we were in compliance with all of our debt covenants.

In connection with our loans payable, we incurred debt issuance costs. As of March 31, 2018 and December 31, 2017, the unamortized balance of the debt issuance costs was approximately $1.9 million and $1.8 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended March 31, 2018 and 2017, $150,000 and $34,000, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations (see below under Oxford Finance, LLC regarding the additional expense of approximately $79,000 due to the termination of that loan).

During the three months ended March 31, 2018 and 2017, we incurred approximately $0.9 million and $0.7 million, respectively, of interest expense (excluding debt issuance costs amortization) related to our loans payable (see below under Oxford Finance, LLC regarding the additional expense of $167,000 due to the termination of that loan).

The principal payments due on the loans payable (excluding debt issuance costs) for the period from April 1, 2018 to December 31, 2018 and for each of the four following years and thereafter ending December 31 are as follows:

Years Ending	Principal Amount
April 1, 2018 to December 31, 2018	$13,705,000
2019	1,178,000
2020	1,224,000
2021	9,411,000
2022	1,063,000
Thereafter	37,951,000
$64,532,000

The following information describes our loan activity:

CIBC Bank USA

On March 30, 2018, CHP Friendswood SNF, LLC entered into $10,725,000, three-year term loan and security agreement with CIBC Bank USA, which is collateralized by the Friendship Haven facility. We received approximately $9.0 million on March 30, 2018 and the remaining $1.7 million on April 16, 2018. The loan bears interest at One Month LIBOR (London Interbank Offered Rate) plus 3.75%, and matures on March 30, 2021. The monthly payments, commencing in May 2018, consist of interest plus approximately $18,000 of cash loan guarantee payments, (increasing to $19,000 for year 2 and $20,000 for year 3), which will be held in a cash loan guarantee fund until maturity date. If the loan is refinanced prior to the maturity date, the loan payments in the cash loan guarantee fund will be released to us; otherwise at the maturity date, the loan payments in the cash loan guarantee fund will be released to the lender and applied to the outstanding principal balance. The loan may be prepaid with no penalty if the property is refinanced through United States Department of Housing and Urban Development (“HUD”); otherwise we will be required to pay a prepayment premium of 2% of the loan balance prior to the first anniversary and 1% thereafter through maturity. We incurred approximately $0.2 million in deferred financing costs. See table above listing loans payable for further information.

Capital One, National Association

In July 2017, in conjunction with the acquisition of Pennington Gardens (see Note 3), we entered into a first priority $10.1 million mortgage loan collateralized by Pennington Gardens with Capital One, National Association. The loan, which bears interest at One Month LIBOR (London Interbank Offered Rate) plus 2.95%, matures on July 17, 2018, with the option for two six-month extensions, subject to certain conditions. The loan may be prepaid with no penalty if the property is refinanced through HUD; otherwise we will be required to pay an exit fee of 2% of the loan balance. We incurred approximately $0.2 million in deferred financing costs. We are currently in negotiations to refinance this loan with a HUD-insured loan through Capital One. See table above listing loans payable for further information.

Healthcare Financial Solutions, LLC (a.k.a. Capital One)

We have an amended loan agreement for the Sundial Assisted Living property located in Redding, California, with Healthcare Financial Solutions, LLC (“HFS”). See table above listing loans payable for further information. The loan was interest-only through January 2017 and commencing in February 2017, payments of approximately $5,000 per month are being held in a cash collateral fund until maturity date. As of March 31, 2018, the total monthly payment is approximately $18,000, including interest. If the loan is refinanced prior to the maturity date, the loan payments in the cash collateral fund will be released to us; otherwise at the maturity date, the loan payments in the cash collateral fund will be released to the lender and applied to the outstanding principal balance. Additionally, the loan is collateralized by the property and cross-guaranteed with several properties owned by the SUL JV, which will be released from the guarantee when the property is refinanced with a HUD-insured loan or upon repayment at the maturity date. We are currently in negotiations to refinance this loan with a HUD-insured loan through Lancaster Pollard.

Oxford Finance, LLC

We had a secured term loan agreement with Oxford Finance, LLC collateralized by the Friendship Haven facility that was terminated on March 30, 2018. See table above listing loans payable for further information. As we prepaid the loan prior to the maturity date of October 2019, we paid an exit fee of $87,500, a prepayment penalty of approximately $69,000 and $10,000 in other costs. These payments were expensed to interest expense in our condensed consolidated statements of operations for the three months ended March 31, 2018. Additionally, in March 2018, we expensed the unamortized balance of approximately $79,000 of debt issuance costs related to this loan and were recorded to interest expense in our condensed consolidated statements of operations.

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

5. Equity-Method Investments

As of March 31, 2018 and December 31, 2017, the balances of our Equity-Method Investments were approximately $9.1 million and $9.2 million, respectively, and are as follows:

Summit Union Life Holdings, LLC

The SUL JV will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the SUL JV (the “SUL LLC Agreement”).

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

In April 2015, the Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the original six properties contributed in April 2015 (“JV 2 Properties”) due to cash restrictions related to the loans payable for the contributed JV 2 Properties. In April 2017, we received approximately $122,000 to pay down the distribution receivable from one of the JV 2 properties. In December 2017, we received approximately $56,000 to pay down the distribution receivable from two of the JV 2 properties. As of March 31, 2018 and December 31, 2017, the receivable of $184,000, due from the JV 2 properties is included in tenant and other receivables on our condensed consolidated balance sheets.

In April 2017, one of the JV 2 properties that owed Summit approximately $110,000 in distributions payable was able to repay the funds; however, the cash was retained by the property to fund future capital calls. Through March 31, 2018, we applied approximately $5,000 of this as additional capital. As of March 31, 2018 and December 31, 2017, the remaining balance of $105,000 is included in tenant and other receivables in our condensed consolidated balance sheets.

As of March 31, 2018 and December 31, 2017, the balance of our equity-method investment related to the SUL JV was approximately $3.6 million.

Summit Fantasia Holdings, LLC

The Fantasia JV will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the Fantasia JV (the “Fantasia LLC Agreement”).

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

As of March 31, 2018 and December 31, 2017, the balance of our equity-method investment related to the Fantasia JV was approximately $1.1 million.

In April 2018, we made an additional capital contribution of $1.25 million to the Fantasia JV.  As a result of this capital contribution, as of April 27, 2018, the Operating Partnership will have a 35% equity investment and each member will each receive a distribution of net operating cash flow and capital proceeds after the pari passu of 50% instead of 70% for Fantasia and 30% for the Operating Partnership. See Note 13.

Summit Fantasia Holdings II, LLC

The Fantasia II JV will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the Fantasia II JV (the “Fantasia II LLC Agreement”).

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

As of March 31, 2018 and December 31, 2017, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.7 million and $1.8 million, respectively.

Summit Fantasia Holdings III, LLC

The Fantasia III JV will continue until an event of dissolution occurs, as defined in the limited liability company agreement of the Fantasia III JV (the “Fantasia III LLC Agreement”).

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

As of March 31, 2018 and December 31, 2017, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.8 million.

Summit Fantasy Pearl Holdings, LLC

The FPH JV will continue until an event of dissolution occurs, as defined in the limited liability company agreement of the FPH JV (the “FPH LLC Agreement”).

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

As of March 31, 2018 and December 31, 2017, the balance of our equity-method investment related to the FPH JV was approximately $0.9 million.

Distributions from Equity-Method Investments

As of March 31, 2018 and December 31, 2017, we have distributions receivable, which is included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	March 31, 2018	December 31, 2017
SUL JV	$168,000	$169,000
Fantasia JV	27,000	30,000
Fantasia II JV	38,000	58,000
Fantasia III JV	109,000	97,000
FPH JV	15,000	17,000
Total	$357,000	$371,000

For the three months ended March 31, 2018 and 2017, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Total Cash Distributions Received	Cash Flow from Operating	Cash Flow from Investing	Total Cash Distributions Received	Cash Flow from Operating	Cash Flow from Investing

SUL JV	$140,000	$72,000	$68,000	$206,000	$63,000	$143,000
Fantasia JV	45,000	2,000	43,000	31,000	7,000	24,000
Fantasia II JV	86,000	38,000	48,000	-	-	-
Fantasia III JV	93,000	39,000	54,000	-	-	-
FPH JV	24,000	9,000	15,000	-	-	-
Total	$388,000	$160,000	$228,000	$237,000	$70,000	$167,000

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in the agreements. For the three months ended March 31, 2018 and 2017, we recorded approximately $0.2 million in acquisition and asset management fees from our Equity-Method Investments.

6. Receivables

Notes Receivable

Friendswood TRS Note

The Operating Partnership entered into an amended and restated promissory note dated January 1, 2018, with Friendswood TRS for approximately $1.1 million. The note does not bear interest and is due in 48 equal payments of approximately $22,000. We recorded a discount of approximately $95,000 on the note using an imputed interest rate of 4.25%. We collected principal payments of approximately $67,000 for the three months ended March 31, 2018. As of March 31, 2018, the balance on the note was approximately $0.9 million.

Fernhill Note

In September 2014, we loaned approximately $140,000 to the operator of the Fernhill facility for certain property improvements at a fixed rate of interest of 6% payable in monthly installments through January 2019. As of March 31, 2018 and December 31, 2017, the balance on the note was approximately $30,000 and $38,000, respectively.

Nantucket Note

In 2015, through our Operating Partnership, we sold Sherburne Commons to The Residences at Sherburne Commons, Inc. (“Sherburne Buyer”), an unaffiliated Massachusetts non-profit corporation, in exchange for $5.0 million, as evidenced by a purchase money note from Sherburne Buyer to us as the lender.

In December 2017, we collected approximately $0.9 million related to the principal on the note and in January 2018, we received approximately $4.0 million in full payoff of the note and recorded a gain of approximately $0.2 million.

For the three months ended March 31, 2018 and 2017, we received interest payments from the note of approximately $18,000 and $44,000, respectively, which is recorded as interest income from notes receivable in our condensed consolidated statements of operations.

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	March 31, 2018	December 31, 2017
Straight-line rent receivables	$3,211,000	$3,046,000
Distribution receivables from Equity-Method Investments	357,000	371,000
Receivable from JV 2 properties	184,000	184,000
Asset management fees	177,000	170,000
Other receivables	124,000	335,000
Total	$4,053,000	$4,106,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through March 31, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of March 31, 2018 and December 31, 2017, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our condensed consolidated balance sheets (see Note 10).

As of March 31, 2018 and December 31, 2017, we had the following receivables and reserves:

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

8. Concentration of Risk

Our cash is generally invested in short-term money market instruments. As of March 31, 2018, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of March 31, 2018, we owned one property in California, three properties in Oregon, four properties in North Carolina, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 36 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended March 31, 2018, we leased our 11 real estate properties to four different tenants under long-term triple net leases, three of which comprise 42%, 24% and 17% of our tenant rental revenue. For the three months ended March 31, 2017, we leased our 10 healthcare properties to four different tenants under long-term triple net leases, two of which comprised 58% and 34% of our tenant rental revenue.

As of March 31, 2018 and December 31, 2017, we have one tenant that constitutes a significant asset concentration, as the net assets of the tenant are approximately 33% of our total assets.

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

As of March 31, 2018 and December 31, 2017, the fair value of our loans payable was approximately $65.1 million and $63.3 million compared to the carrying value of approximately $64.5 million and $62.6 million, respectively. The fair value of our loans payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of March 31, 2018, we utilized a discount rate ranging from 4.4% to 5.6% and a weighted-average discount rate of 4.7%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

As of March 31, 2018, the fair value of the Friendswood TRS note receivable (see Note 6) was $0.9 million compared to the carrying value of $0.9 million. The fair value of the note receivable was estimated based on cash flow analysis at a weighted-average discount rate of 4.7%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the three months ended March 31, 2018 and 2017.

At March 31, 2018 and December 31, 2017, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company. On February 22, 2018, the action was assigned to a different trial judge and trial has been scheduled to commence on August 20, 2018. We continue to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend ourselves.

An involuntary bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”), and at that time, Summit held an interest in the same properties in which the Funds had an interest. HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter Summit became the manager of the Funds and purchased the investors’ interests in the Funds. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and Summit in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware. The appeal was fully briefed by the parties and is under submission for ruling by the District Court. The Bankruptcy Court has stayed all litigation on HCRE’s motion for damages pending resolution of the appeal on the complaint for violation of the automatic stay by the District Court. We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

Delbert Freeman and his company, Freescan Ventures, Inc. (collectively, “Freeman”), filed an action against us and Mr. Eikanas on December 21, 2017 for breach of contract arising out of the sale of the Athens project in Georgia.  We originally guaranteed a lease for the development of the Athens project, which was ultimately sold to a third party in June of 2016, thereby releasing us from our obligation.  Freeman sued for breach of contract based on an allegation that he was not paid profits he was promised from the proceeds of the project.  Freeman is also alleging that he was promised consulting fees of $270,000 from us arising out of an alleged agreement to pay consulting fees of $10,000 per month.  We believe that his claims are without merit and are vigorously defending them.

Indemnification and Employment Agreements

We have entered into indemnification agreements with certain of our executive officers and directors which indemnify them against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by him or her in connection with any proceeding. Additionally, in September 2015, we entered into three-year employment agreements, as amended, with our officers which include customary terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a cash payment following a change in control of the Company, as defined in such agreements.

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

On January 1, 2018, the Compensation Committee of the Board of Directors approved the issuance of 41,500 stock options under our Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan (“Incentive Plan”) to our non-executive employees. The stock options vest monthly beginning on February 1, 2018 and continuing over a three-year period through January 1, 2021. The options expire 10 years from the grant date. The weighted-average fair value per share of the stock options granted was $0.40.

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

2018
Stock options granted	41,500
Expected Volatility	22.23%
Expected lives	3.0 years
Risk-free interest rate	2.01%
Dividends	0%
Fair value per share	$0.40

The following table summarizes our stock options as of March 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	895,408	$1.90
Granted	41,500	2.24
Exercised	—
Cancelled/forfeited	—
Options outstanding at March 31, 2018	936,908	$1.92	8.43	$828,000

Options exercisable at March 31, 2018	705,896	$1.86	8.22	$663,000

For our outstanding non-vested options as of March 31, 2018, the weighted average grant date fair value per share was $0.33. As of March 31, 2018, we have unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, which is expected to be recognized as follows:

Years Ending December 31,
April 1, 2018 to December 31, 2018	$42,000
2019	27,000
2020	6,000
2021	1,000
$76,000

The stock-based compensation expense reported for the three months ended March 31, 2018 and 2017 was approximately $14,000 and $31,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

12. Dispositions

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

Friendswood TRS

Effective January 1, 2018, we assigned our interests in Friendswood TRS, the licensed operator and tenant of Friendship Haven, to HMG, the management company of Friendship Haven.

Therefore, as of January 1, 2018, Friendswood TRS is no longer consolidated in our consolidated financial statements. The consolidated statement of operations for the three months ended March 31, 2017 has been restated to present the operations of Friendswood TRS as a discontinued operation.

We made the decision to dispose of Friendswood TRS primarily because we are not in the business of operating facilities; we are in the business of acquiring senior housing facilities and leasing them to independent third party operators under triple-net leases. Friendswood TRS recorded the operations of Friendship Haven as resident services and fee income and resident services costs in their financial statements, which were then consolidated in our consolidated balance sheets and consolidated statements of operations and cash flows. The disposition represented a strategic shift to divest ourselves of being a tenant and licensed operator of our facilities, and had a material effect on the Company’s operations and financial results as we will no longer record resident services and fee income and resident services costs.

Prior to January 1, 2018, HMG provided management services to Friendship Haven pursuant to a management agreement with Friendswood TRS. We do not have any continuing obligations under the management agreement as of January 1, 2018.

Effective January 1, 2018, the new owners of Friendswood TRS entered into an Amended and Restated 10-year triple-net lease with two five-year renewal options, with CHP Friendswood SNF, LLC, our majority-owned consolidated subsidiary. Additionally, the Operating Partnership entered into an amended and restated promissory note with Friendswood TRS for approximately $1.1 million. The note does not bear interest and is due in 48 equal payments of approximately $22,000. We recorded a discount of approximately $95,000 on the note using an imputed interest rate of 4.25%.

The income from discontinued operations presented in the consolidated statements of operations related to Friendswood TRS consisted of the following for the three months ended March 31, 2017:

March 31, 2017
Revenues:
Resident services and fee income	$2,304,000
Other revenues	1,000
2,305,000
Expenses:
Property operating costs	139,000
Resident services costs	1,630,000
General and administrative	18,000
Depreciation and amortization	13,000
1,800,000
Income from discontinued operations	$505,000

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of Friendswood TRS held for sale” and “Liabilities of Friendswood TRS held for sale,” respectively, in the accompanying condensed consolidated balance sheets at December 31, 2017 and consist of the following:

December 31, 2017
ASSETS:
Cash and cash equivalents	$459,000
Real estate properties, net	320,000
Tenant and other receivables, net	947,000
Other assets	36,000
Total assets	$1,762,000
LIABILITIES:
Accounts payable and accrued liabilities	821,000
Accrued salaries and benefits	77,000
Total liabilities of property held for sale	$898,000

For the three months ended March 31, 2017, total cash flows of the discontinued operations provided by operating activities was $299,000 and cash flows used in investing activities was $20,000.

13. Subsequent Events

Stock Option Grants

On April 1, 2018, the Compensation Committee of the Board of Directors approved the issuance of 200,000 stock options under our Incentive Plan to executive management related to their performance goals for 2017. The stock options were granted under the Incentive Plan, with 33% vesting on the grant date and the remaining 67% vesting in equal monthly installments beginning May 1, 2018 and continuing over a two-year period through May 1, 2020. The options expire 10 years from the grant date.

On April 1, 2018, the Compensation Committee of the Board of Directors approved the issuance of 100,000 stock options under our Incentive Plan to our directors. The stock options vest monthly beginning on May 1, 2018 and continuing over a three-year period through May 1, 2021. The options expire 10 years from the grant date.

Summit Fantasia Holdings, LLC

In April 2018, we made an additional capital contribution of $1.25 million to the Fantasia JV.  As a result of this capital contribution, as of April 27, 2018, the Operating Partnership will have a 35% equity investment and each member will each receive a distribution of net operating cash flow and capital proceeds after the pari passu of 50% instead of 70% for Fantasia and 30% for the Operating Partnership. See Note 5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to numerous risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2018.

Overview

As of March 31, 2018, our ownership interests in our 11 real estate properties of senior housing facilities was as follows: 100% ownership of six properties, five properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC, of which we have a 95.3% interest in four properties and a 95% interest in the fifth property. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 20% interest in two unconsolidated equity-method investments that each own two properties, and a 10% interest in two unconsolidated equity-method investments that hold nine properties and six properties, respectively, (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Summit Portfolio Properties

At March 31, 2018, our portfolio consisted of 11 real estate properties as noted above. All of the properties are 100% leased on a triple net basis. The following table provides summary information (excluding the 36 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of March 31, 2018:

	Properties	Beds	Square Footage	Purchase Price

SNF	4	337	109,306	$31,740,000
AL or AL/MC	7	517	250,750	50,525,000
Total Real Estate Properties	11	854	360,056	$82,265,000

Property	Location	Date Purchased	Type	Beds	2018 Revenue

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$123,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	131,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	353,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	242,000
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	100	265,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	191,000
The Shelby House	Shelby, NC	October 4, 2013	AL	72	114,000
The Hamlet House	Hamlet, NC	October 4, 2013	AL	60	164,000
The Carteret House	Newport, NC	October 4, 2013	AL	64	109,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	90,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	90	277,000
Total				854

1 Represents year-to-date through March 31, 2018 revenue based on in-place leases, including straight-line rent.

Summit Equity-Method Investment Portfolio Properties

We continue to believe that raising institutional joint venture equity to make acquisitions will be accretive to shareholder value and will move us closer to our goal of resuming shareholder distributions. Our sole source of equity since 2015 has been institutional funds raised through a joint venture structure and accounted for as equity-method investments. Currently, our two largest joint venture partners are Chinese companies and face restrictions on overseas investments by the Chinese government. Accordingly, the size and frequency of our joint venture investments may change. We still believe this is the most prudent strategy for growth and our shareholders benefit for the following reasons:

•	We have not incurred the expense of organizational and offering costs, including brokerage commissions, that could amount to 15% or more of the actual capital raised through a registered secondary offering;
•	We have not diluted our shareholders;
•	We receive acquisition fees and asset management fees from our joint ventures; and
•	We have negotiated waterfall terms, with respect to both net operating cash flow and all sales proceeds, for our joint ventures, which increases our cash on cash return and our internal rate of return considerably.

A summary of the combined financial data for the balance sheets and statements of income for all unconsolidated Equity-Method Investments are as follows:

Condensed Combined Balance Sheets:	March 31, 2018	December 31, 2017
Total Assets	$302,814,000	$307,951,000
Total Liabilities	$218,721,000	$223,271,000
Members Equity:
Summit	$9,204,000	$9,353,000
JV Partners	74,889,000	75,327,000
Total Members Equity	$84,093,000	$84,680,000

Condensed Combined Statements of Income:	March 31, 2018	March 31, 2017
Total Revenue:	$8,200,000	$4,760,000
Net Operating Income	$7,061,000	$4,325,000
Income from Operations	$4,319,000	$2,519,000
Net Income	$1,395,000	$737,000

Summit interest in Equity-Method Investments net income	$160,000	$84,000
JV Partners interest in Equity-Method Investments net income	$1,235,000	$653,000

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

The following reconciles our 10% equity investment in the SUL JV from inception through March 31, 2018:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,007,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	544,000
Riverglen (New Hampshire) – April 2016	392,000
Delaware Properties – September 2016	1,846,000
Total investments	4,626,000
Income from equity-method investee	727,000
Distributions	(1,743,000)
Total investment at March 31, 2018	$3,610,000

A summary of the unaudited condensed consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	March 31, 2018	December 31, 2017
Real estate properties and intangibles, net	$144,676,000	$146,065,000
Cash and cash equivalents	4,687,000	8,253,000
Other assets	8,729,000	8,095,000
Total Assets:	$158,092,000	$162,413,000

Loans payable, net	$109,867,000	$110,089,000
Other liabilities	6,436,000	10,629,000
Members’ equity:
Best Years	38,064,000	37,967,000
Summit	3,725,000	3,728,000
Total Liabilities and Members’ Equity	$158,092,000	$162,413,000

Condensed Consolidated Statements of Income of SUL JV:	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Total revenue	$4,021,000	$3,988,000
Property operating expenses	(360,000)	(350,000)
Net operating income	3,661,000	3,638,000
General and administrative expense	(102,000)	(103,000)
Depreciation and amortization expense	(1,433,000)	(1,428000)
Income from operations	2,126,000	2,107,000
Interest expense	(1,355,000)	(1,357,000)
Amortization of deferred financing costs	(63,000)	(119,000)
Interest income	4,000	-
Net Income	$712,000	$631,000

Summit equity interest in SUL JV net income	$71,000	$63,000

As of March 31, 2018, the 17 properties held by SUL JV, our unconsolidated 10% equity-method investment, all of which are 100% leased on a triple net basis, are as follows:

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

The following reconciles our equity investments in the Fantasia JVs from inception through March 31, 2018:

Summit Fantasia Holdings, LLC – October 2016	$1,274,000
Summit Fantasia Holdings II, LLC – February 2017	$1,923,000
Summit Fantasia Holdings III, LLC – August 2017	$1,953,000
Total investment	5,150,000
Income from Fantasia JVs	310,000
Distributions	(884,000)
Total Fantasia investments at March 31, 2018	$4,576,000

A summary of the consolidated financial data for the balance sheets and statements of income for the unconsolidated Fantasia JVs, of which we own a 10% to 20% equity interest, is as follows:

Condensed Combined Balance Sheets of Fantasia JVs:	March 31, 2018	December 31, 2017
Real estate properties, net	$109,328,000	$110,055,000
Cash and cash equivalents	3,813,000	4,317,000
Other assets	1,245,000	755,000
Total Assets:	$114,386,000	$115,127,000

Loans payable, net	$76,941,000	$76,825,000
Other liabilities	4,202,000	4,507,000
Members’ equity:
Fantasia JVs	28,667,000	29,087,000
Summit	4,576,000	4,708,000
Total Liabilities and Members’ Equity	$114,386,000	$115,127,000

Condensed Combined Statements of Income of Fantasia JVs:	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Total revenue	$3,286,000	$772,000
Property operating expenses	(648,000)	(85,000)
Net operating income	2,638,000	687,000
General and administrative expense	(134,000)	(46,000)
Depreciation and amortization expense	(727,000)	(229,000)
Income from operations	1,777,000	412,000
Interest expense	(1,068,000)	(263,000)
Amortization of debt issuance costs	(116,000)	(43,000)
Net Income	$593,000	$106,000

Summit equity interest in Fantasia JVs net income	$80,000	$21,000

As of March 31, 2018, the 13 properties in Fantasia JVs, our unconsolidated equity-method investments, are all 100% leased on a triple net basis, and are as follows:

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

The following reconciles our equity investment in the FPH JV from inception through March 31, 2018:

Iowa properties – November 2017	$929,000
Total investment	929,000
Income from equity-method investee	14,000
Distributions	(39,000)
Total Fantasia investments at March 31, 2018	$904,000

A summary of the consolidated financial data for the balance sheet and statement of income for the unconsolidated FPH JV is as follows:

Condensed Combined Balance Sheets of FPH JV:	March 31, 2018	December 31, 2017
Real estate properties, net	$29,445,000	$29,752,000
Cash and cash equivalents	472,000	590,000
Other assets	419,000	69,000
Total Assets:	$30,336,000	$30,411,000

Loans payable, net	$20,664,000	$20,632,000
Other liabilities	611,000	589,000
Members’ equity:
Fantasia JVs	8,157,000	8,272,000
Summit	904,000	918,000
Total Liabilities and Members’ Equity	$30,336,000	$30,411,000

Condensed Combined Statements of Income of FPH JV:	Three Months Ended March 31, 2018

Total revenue	$893,000
Property operating expenses	(131,000)
Net operating income	762,000
General and administrative expense	(39,000)
Depreciation and amortization expense	(307,000)
Income from operations	416,000
Interest expense	(294,000)
Amortization of debt issuance costs	(32,000)
Net Income	$90,000

Summit equity interest in Fantasia JVs net income	$9,000

As of March 31, 2018, the six properties of our unconsolidated equity-method investments in FPH JV, all of which are 100% leased on a triple net basis, are as follows:

Property	Location	Type	Number of Beds
Hawkeye Care Center Bancroft	Bancroft, Iowa	SNF/AL	57
Hawkeye Care Center/Hawkeye Assisted Living	Milford, Iowa	SNF/AL	94
Hawkeye Care Center Carroll	Carroll, Iowa	SNF/IL	138
Hawkeye Care Center Cresco	Cresco, Iowa	SNF	63
Hawkeye Care Center Marshalltown	Marshalltown, Iowa	SNF	110
Hawkeye Care Center Spirit Lake	Spirit Lake, Iowa	SNF	120
Total:			582

Distributions from Equity-Method Investments

For the three months ended March 31, 2018 and 2017, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Three Months Ended March 31,
	2018	2017
Distributions	$374,000	$268,000

Cash received for distributions	$388,000	$237,000

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties owned by our Equity-Method Investments, as defined in the agreements. For the three months ended March 31, 2018 and 2017, we recorded approximately $0.2 million in acquisition and asset management fees.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 16, 2018.

Results of Operations

Our results of operations are described below:

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,
	2018	2017	$ Change
Rental revenues	$2,059,000	$1,423,000	$636,000
Tenant reimbursements	282,000	189,000	93,000
Total rental revenues	2,341,000	1,612,000	729,000
Less expenses:
Property operating costs	(353,000)	(292,000)	(61,000)
Net operating income (1)	1,988,000	1,320,000	668,000
Acquisition & asset management fees	187,000	178,000	9,000
Interest income from notes receivable	24,000	44,000	(20,000)
General and administrative	(1,089,000)	(1,231,000)	142,000
Depreciation and amortization	(795,000)	(730,000)	(65,000)
Income from equity-method investees	160,000	84,000	76,000
Other income	14,000	19,000	(5,000)
Interest expense	(1,069,000)	(689,000)	(380,000)
Gain on note receivable	186,000	-	186,000
Loss from continuing operations	(394,000)	(1,005,000)	611,000
Income from discontinued operations	109,000	505,000	(396,000)
Net loss	(285,000)	(500,000)	215,000
Noncontrolling interests’ share in income	(3,000)	(12,000)	9,000
Net loss applicable to common stockholders	$(288,000)	$(512,000)	$224,000

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues and tenant reimbursements less property operating costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, other income, interest expense, and gain from note receivable. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenue for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses. Net operating income increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the $0.4 million in rental revenue from Friendswood TRS (no longer eliminated due to the disposal effective January 1, 2018 - see Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements) and $0.3 million in rental revenue from Chandler, our property acquired in July 2017. There are three months of revenue for both properties for the three months ended March 31, 2018 and none for the three months ended March 31, 2017.

The net decrease in general and administrative expenses of $0.1 million is primarily due to a decrease in legal expenses associated with the CRA litigation (see Notes 7 and 10 to the accompanying Notes to Condensed Consolidated Financial Statements) offset by an increase in travel expenses related to asset management.

The increase in depreciation and amortization for the three months ended March 31, 2018 is primarily due to the acquisition of Chandler (see Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements) in the third quarter of 2017, therefore there was none recorded for the three months ended March 31, 2017.

The increase in income from equity-method investees is mainly due the addition of Fantasia III JV and FPH JV in August 2017 and November 2017, respectively.

The increase in interest expense for the three months ended March 31, 2018 is primarily due to the payment of approximately $0.2 million in termination fees to Oxford Finance, LLC and the write off of approximately $0.1 million in deferred financing costs related to our loan for CHP Friendswood SNF, LLC, which was terminated on March 30, 2018. Additionally, we acquired Chandler in the third quarter of 2017 (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements), therefore, there was no interest expense recorded for the three months ended March 31, 2017.

We recorded a $0.2 million gain related to the payoff of the note receivable from Sherburne Commons. The note was recorded at $4.8 million at inception and we collected the total face value of $5.0 million of the note receivable.

The decrease in income from discontinued operations is related to Friendswood TRS which was recorded to discontinued operation for the periods from December 31, 2017 and prior. As of January 1, 2018, Friendswood TRS is no longer consolidated in our condensed consolidated financial statements and we recorded a gain of approximately $0.1 million in January 2018.

Liquidity and Capital Resources

As of March 31, 2018, we had approximately $9.8 million in cash and cash equivalents on hand. Additionally, in April 2018, we received an additional $1.7 million from the CIBC loan (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements). Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

Going forward, we expect our primary sources of cash to be rental revenues, joint venture distributions and acquisition and asset management fees. In addition, we may increase cash through the sale of additional properties, which may result in the deconsolidation of properties we already own, or borrowing against currently-owned properties. For the foreseeable future, we expect our primary uses of cash to be for funding future acquisitions, investments in joint ventures, operating expenses, interest expense on outstanding indebtedness and the repayment of principal on loans payable. We may also incur expenditures for renovations of our existing properties, making our facilities more appealing in their market.

We continue to pursue options for repaying and/or refinancing debt obligations with long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”) insured loans. We are currently working to refinance our two outstanding loans that mature in 2018 with HUD-insured loans and expect to complete those refinancings within the next six months. The Capital One loan (see below) has a scheduled maturity date of July 2018; however, as part of the loan agreement, we have the right to elect to extend the scheduled maturity date with two six-month options, which could extend the scheduled maturity date through July 2019, subject to certain terms and conditions, which do not include any fees or other conditions that we believe would prohibit us from successfully extending the maturity date. The Healthcare Financial Solutions, LLC loan (see below) has a scheduled maturity date of October 2018, and, if the refinancing with our HUD-insured lender were not to close prior to the maturity date, we believe we would have cash on hand to pay off the loan. Additionally, in 2017, as part of our responsibilities under the operating agreements as the manager of our Equity-Method Investments, we refinanced seven existing loans of our Equity-Method Investments with Lancaster Pollard (HUD-insured) loans.

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

Credit Facilities and Loan Agreements

As of March 31, 2018, we had debt obligations of approximately $64.5 million. The outstanding balance by loan agreement is as follows (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding our refinancing arrangements):

•	CIBC Bank USA – approximately $9.0 million maturing March 2021
•	Capital One, National Association – approximately $10.1 million maturing July 2018
•	Healthcare Financial Solutions, LLC – approximately $2.8 million maturing October 2018
•	Lancaster Pollard (HUD insured) – approximately $42.7 million maturing from September 2039 through January 2051

Distributions

We made no stockholder distributions during the three months ended March 31, 2018.

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

The following is the reconciliation from net loss applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
	2018	2017

Net loss applicable to common stockholders (GAAP)	$(288,000)	$(512,000)
Adjustments:
Depreciation and amortization	795,000	730,000
Depreciation and amortization related to non-controlling interests	(18,000)	(20,000)
Depreciation related to SUL JV	143,000	143,000
Depreciation related to Fantasia, Fantasia II, III and FPH JVs	140,000	46,000
Funds provided by operations (FFO) applicable to common stockholders	$772,000	$387,000
Weighted-average number of common shares outstanding - basic and diluted	23,027,978	23,027,978
FFO per weighted average common shares	$0.03	$0.02

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company. On February 22, 2018, the action was assigned to a different trial judge and trial has been scheduled to commence on August 20, 2018. We continue to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend ourselves.

An involuntary bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”), and at that time, Summit held an interest in the same properties in which the Funds had an interest. HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter Summit became the manager of the Funds and purchased the investors’ interests in the Funds. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and Summit in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware. The appeal was fully briefed by the parties and is under submission for ruling by the District Court. The Bankruptcy Court has stayed all litigation on HCRE’s motion for damages pending resolution of the appeal on the complaint for violation of the automatic stay by the District Court. We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

Delbert Freeman and his company, Freescan Ventures, Inc. (collectively, “Freeman”), filed an action against us and Mr. Eikanas on December 21, 2017 for breach of contract arising out of the sale of the Athens project in Georgia.  We originally guaranteed a lease for the development of the Athens project, which was ultimately sold to a third party in June of 2016, thereby releasing us from our obligation.  Freeman sued for breach of contract based on an allegation that he was not paid profits he was promised from the proceeds of the project.  Freeman is also alleging that he was promised consulting fees of $270,000 from us arising out of an alleged agreement to pay consulting fees of $10,000 per month.  We believe that his claims are without merit and are vigorously defending them.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.

(b) Not applicable.

(c) During the three months ended March 31, 2018, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

3.3	Articles of Amendment of the Company dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of the Company dated June 30, 2010 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).

10.1	Term Loan and Security Agreement between CHP Friendswood SNF, LLC, as borrower and CIBC Bank USA, dated March 30, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2018).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Kent Eikanas
Date: May 9, 2018	Kent Eikanas
President (Principal Executive Officer)

/s/ Elizabeth A. Pagliarini
Date: May 9, 2018	Elizabeth A. Pagliarini
Chief Financial Officer (Principal Financial Officer)