Form 10-Q
period 2018-09-30
Summit Healthcare REIT, Inc
filed 2018-11-08
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of November 5, 2018, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$11,014,000	$3,851,000
Restricted cash	3,559,000	3,447,000
Real estate properties, net	67,615,000	69,063,000
Notes receivable	781,000	3,854,000
Tenant and other receivables, net	4,479,000	4,106,000
Deferred leasing commissions, net	1,168,000	1,273,000
Other assets, net	235,000	234,000
Equity-method investments	9,865,000	9,241,000
Assets of Friendswood TRS held for sale	—	1,762,000
Total assets	$98,716,000	$96,831,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,188,000	$1,902,000
Accrued salaries and benefits	41,000	96,000
Security deposits	1,208,000	1,208,000
Loans payable, net of debt issuance costs	64,277,000	60,831,000
Liabilities of Friendswood TRS held for sale	—	898,000
Total liabilities	67,714,000	64,935,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at September 30, 2018 and December 31, 2017	23,000	23,000
Additional paid-in capital	117,427,000	117,349,000
Accumulated deficit	(86,796,000)	(86,040,000)
Total stockholders’ equity	30,654,000	31,332,000
Noncontrolling interests	348,000	564,000
Total equity	31,002,000	31,896,000
Total liabilities and equity	$98,716,000	$96,831,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental revenues	$2,069,000	$1,644,000	$6,196,000	$4,488,000
Tenant reimbursements	274,000	219,000	843,000	588,000
Acquisition and asset management fees	177,000	293,000	541,000	594,000
Interest income from notes receivable	13,000	44,000	48,000	132,000
	2,533,000	2,200,000	7,628,000	5,802,000
Expenses:
Property operating costs	281,000	238,000	941,000	745,000
General and administrative	964,000	1,670,000	2,956,000	3,950,000
Depreciation and amortization	755,000	809,000	2,350,000	2,266,000
	2,000,000	2,717,000	6,247,000	6,961,000
Operating income (loss)	533,000	(517,000)	1,381,000	(1,159,000)

Income from equity-method investee	62,000	73,000	321,000	251,000
Other income	25,000	5,000	63,000	37,000
Interest expense	(866,000)	(806,000)	(2,784,000)	(2,173,000)
Gain on note receivable	—	—	186,000	—
Loss from continuing operations	(246,000)	(1,245,000)	(833,000)	(3,044,000)

Discontinued operations:
Gain on disposition of Friendswood TRS	—	—	109,000	—
Income from Friendswood TRS	—	571,000	—	1,383,000
Income from discontinued operations	—	571,000	109,000	1,383,000

Net loss	(246,000)	(674,000)	(724,000)	(1,661,000)
Noncontrolling interests’ share in net income	(15,000)	(15,000)	(32,000)	(40,000)
Net loss applicable to common stockholders	$(261,000)	$(689,000)	$(756,000)	$(1,701,000)

Basic and diluted loss per common share:
Continuing operations	(0.01)	(0.05)	(0.04)	(0. 13)
Discontinued operations	—	0.02	—	0.06
Net loss applicable to common stockholders	$(0.01)	$(0.03)	$(0.04)	$(0.07)

Weighted average shares used to calculate basic and diluted net loss per common share	23,027,978	23,027,978	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Nine Months Ended September 30, 2018

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2018	23,027,978	$23,000	$117,349,000	$(86,040,000)	$31,332,000	$564,000	$31,896,000
Stock-based compensation	—	—	78,000	—	78,000	—	78,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(248,000)	(248,000)
Net (loss) income	—	—	—	(756,000)	(756,000)	32,000	(724,000)
Balance — September 30, 2018	23,027,978	$23,000	$117,427,000	$(86,796,000)	$30,654,000	$348,000	$31,002,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(724,000)	$(1,661,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs	176,000	136,000
Depreciation and amortization	2,350,000	2,307,000
Straight-line rents	(485,000)	(337,000)
Bad debt expense	—	148,000
Write-off of debt issuance costs	94,000	—
Stock-based compensation expense	78,000	83,000
Gain on disposition of Friendswood TRS	(109,000)	—
Gain on note receivable	(186,000)	—
Income from equity-method investees	(321,000)	(251,000)
Change in operating assets and liabilities:
Tenant and other receivables, net	505,000	398,000
Other assets	(9,000)	62,000
Accounts payable and accrued liabilities	286,000	459,000
Accrued salaries and benefits	(55,000)	(46,000)
Net cash provided by operating activities	1,600,000	1,298,000

Cash flows from investing activities:
Deferred costs and deposits	—	(482,000)
Real estate acquisition	(715,000)	(13,452,000)
Real estate additions	(75,000)	(122,000)
Investment in equity-method investees	(1,313,000)	(3,694,000)
Distributions received from equity-method investees	619,000	608,000
Payments from notes receivable	4,231,000	25,000
Net cash provided by (used in) investing activities	2,747,000	(17,117,000)

Cash flows from financing activities:
Proceeds from issuance notes payable	21,369,000	10,050,000
Payments of loans payable	(17,611,000)	(729,000)
Distributions paid to noncontrolling interests	(248,000)	(83,000)
Debt issuance costs	(582,000)	(172,000)
Net cash, cash equivalents and restricted cash provided by financing activities	2,928,000	9,066,000
Net increase (decrease) in cash, cash equivalents and restricted cash	7,275,000	(6,753,000)
Cash, cash equivalents and restricted cash – beginning of period	7,298,000	14,563,000
Cash, cash equivalents and restricted cash – end of period (including cash of Friendswood TRS)	14,573,000	7,810,000
Cash of Friendswood TRS held for sale – end of period (see Note 12)	—	(597,000)
Cash, cash equivalents and restricted cash – end of period	$14,573,000	$7,213,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,297,000	$1,800,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 100% of six properties, 95.3% of four properties, 95% of one property, a 10% equity interest in an unconsolidated equity-method investment that holds 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties and a 10% equity interest in an unconsolidated equity-method investment that holds six properties. Summit is a Maryland corporation, formed in 2004 under the General Corporation Law of Maryland for the purpose of investing in and owning real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, except where the context otherwise requires.

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

As of September 30, 2018, we own a 95.3% interest in four of the JV Properties, and CHREF owns a 4.7% interest. We continue to own a 95% interest in the fifth JV Property, and CHREF owns a 5% interest in the fifth JV Property.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of September 30, 2018 and December 31, 2017, we have a 10% interest in the SUL JV which owns 17 properties.

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

As of September 30, 2018 and December 31, 2017, we have a 35% and 20% interest, respectively, in the Fantasia JV which owns two properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of September 30, 2018 and December 31, 2017, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in the Company’s condensed consolidated financial statements. As of September 30, 2018 and December 31, 2017, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in the Company’s condensed consolidated financial statements. As of September 30, 2018 and December 31, 2017, we have a 10% interest in the FPH JV which owns six properties.

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

Friendswood TRS

Friendswood TRS (“Friendswood TRS”) was our wholly-owned TRS, and is the licensed operator and tenant of Friendship Haven Healthcare and Rehabilitation Center (“Friendship Haven”). Effective as of January 1, 2018, we assigned our interest in Friendswood TRS to HMG Park Manor of Friendswood, LLC (“HMG”), the management company of Friendship Haven. See Note 12 for further information regarding the transaction and the classification of assets, liabilities and operations for Friendswood TRS as of December 31, 2017 and for the three and nine months ended September 30, 2017.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

The Company’s statements of cash flows for the nine months ended September 30, 2017 has been retroactively restated for the effect of adopting this ASU, adding approximately $3.8 million to the beginning of the period cash, cash equivalents and restricted cash and approximately $3.6 million to the end of the period cash, cash equivalents and restricted cash. This reclassification resulted in an increase to cash, cash equivalents and restricted cash provided by operating activities by $108,000 (related to the change in restricted cash held for operating activities) and a decrease to cash, cash equivalents and restricted cash used in investing activities by $339,000 (related to the change in restricted cash held for capital improvements).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$11,014,000	$3,851,000
Restricted cash	3,559,000	3,447,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$14,573,000	$7,298,000

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard (Topic 842) requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sales-type if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements, which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, ASU No. 2018-11 provides lessors with the option to elect a practical expedient allowing them to not separate lease and nonlease components in a contract for the purpose of revenue recognition and disclosure. This practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the nonlease component and the related lease component and (ii) the lease component, if accounted for separately, would be classified as an operating lease. This practical expedient causes an entity to assess whether a contract is predominantly lease or service based and recognize the entire contract under the relevant accounting guidance (i.e., predominantly lease-based would be accounted for under ASU 2016-02 and predominantly service-based would be accounted for under the Revenue ASUs). The Company plans to adopt the requirements of ASU 2016-02 effective January 1, 2019, the first day of fiscal year 2019, and will use the cumulative-effect transition method. The Company anticipates taking advantage of the practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases, and lease classifications for existing or expired leases, and initial direct costs for existing leases, and the Company is further evaluating other optional practical expedients. We continue to evaluate the impact of our adoption of this new standard in 2019 and we estimate the effect on our condensed consolidated financial statements could be approximately $0.3 million, as we have an operating lease that will be added to the assets and liabilities of our condensed consolidated balance sheet. As generally accepted accounting principles for lessors remains mostly unchanged, we do not expect it to have an impact on our leases from our tenants.

Reclassifications

Certain amounts related to the assets, liabilities and operations of Friendswood TRS have been reclassified in the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations for prior year due to the classification of Friendswood TRS as held for sale (see Note 12). These reclassifications had no effect on total assets or liabilities or cash flows from operating activities. The reclassifications as of and for the three months ended September 30, 2017 increased our loss from continuing operations by $571,000, but did not change our net loss of $(674,000) or our net loss applicable to common stockholders of $(689,000). The reclassifications for the nine months ended September 30, 2017 increased our loss from continuing operations by $1,383,000, but did not change our net loss of $(1,661,000) or our net loss applicable to common stockholders of $(1,701,000).

See above under Recently Adopted Accounting Pronouncements for reclassifications due to the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

3. Investments in Real Estate Properties

As of September 30, 2018 and December 31, 2017, our investments in real estate properties including those held by our consolidated subsidiaries are set forth below:

	September 30, 2018	December 31, 2017
Land	$8,003,000	$7,318,000
Buildings and improvements	69,285,000	69,254,000
Less: accumulated depreciation	(10,643,000)	(9,012,000)
Buildings and improvements, net	58,642,000	60,242,000
Furniture and fixtures	6,829,000	6,755,000
Less: accumulated depreciation	(5,859,000)	(5,252,000)
Furniture and fixtures, net	970,000	1,503,000
Real estate properties, net	$67,615,000	$69,063,000

For the three months ended September 30, 2018 and 2017, depreciation expense (excluding leasing commission amortization) was approximately $0.7 million and $0.8 million, respectively. For the nine months ended September 30, 2018 and 2017, depreciation expense (excluding leasing commission amortization) was approximately $2.3 million and $2.2 million, respectively.

As of September 30, 2018, our portfolio consisted of 11 real estate properties which were 100% leased to the tenants of the related facilities. The following table provides summary information regarding our portfolio (excluding the 36 properties owned by our unconsolidated Equity-Method Investments) as of September 30, 2018:

Property	Location	Date Purchased	Type(1)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,670,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,097,000	63
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	10,725,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,830,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,553,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	7,130,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,664,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	3,940,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,324,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,644,000	90
Total:				$82,265,000	$66,377,000	854

(1)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases owned as of September 30, 2018, for the period from October 1, 2018 to December 31, 2018 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
October 1, 2018 to December 31, 2018	$1,915,000
2019	7,740,000
2020	7,902,000
2021	8,068,000
2022	8,237,000
Thereafter	60,988,000
$94,850,000

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

Leasing Commissions

As a self-managed REIT, we no longer pay leasing commissions. Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of September 30, 2018 and December 31, 2017, total costs incurred were $1.9 million and the unamortized balance of capitalized leasing commissions was approximately $1.2 million and $1.3 million, respectively. Amortization expense for the three months ended September 30, 2018 and 2017 was approximately $35,000. Amortization expense for the nine months ended September 30, 2018 and 2017 was approximately $105,000.

4. Loans Payable

As of September 30, 2018 and December 31, 2017, our loans payable consisted of the following:

	September 30, 2018	December 31, 2017
Loan payable to CIBC Bank USA in monthly installments of approximately $60,000, including cash collateral and interest at LIBOR plus 3.75% (5.86% at September 30, 2018), due in March 2021, and collateralized by Friendship Haven.	$10,725,000	$-

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	$10,644,000	$-

Loan payable to Capital One, National Association in monthly installments of approximately $36,000, including interest at LIBOR plus 2.95% (4.3% at December 31, 2017), was terminated in September 2018 and was collateralized by Pennington Gardens.	$-	$10,050,000

Loan payable to Healthcare Financial Solutions, LLC in monthly installments of approximately $18,000, including cash collateral and interest at LIBOR (floor of 0.50%) plus 4.0% (6.3% at September 30, 2018 and 5.3% at December 31, 2017, respectively), due in January 2019 and collateralized by Sundial Assisted Living.	$2,800,000	$2,800,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $53,000, including interest at LIBOR (floor of 0.75%) plus 6.50% (8.1% as of December 31, 2017), was terminated in March 2018 and was collateralized by Friendship Haven as of December 31, 2017.	$-	$6,880,000

Loans payable to Lancaster Pollard (insured by HUD) in monthly installments of approximately $209,000, including interest, ranging from a fixed rate of 3.70% to 3.78%, due in September 2039 through January 2051, and collateralized by Sheridan, Fernhill, Pacific Health, Shelby, Hamlet, Carteret, Aledo and Danby.	$42,208,000	$42,889,000
	66,377,000	62,619,000
Less debt issuance costs	(2,100,000)	(1,788,000)
Total loans payable	$64,277,000	$60,831,000

As of September 30, 2018, we have total debt obligations of approximately $66.4 million that will mature between 2019 and 2053. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of September 30, 2018, we were in compliance with all of our debt covenants.

In connection with our loans payable, we incurred debt issuance costs. As of September 30, 2018 and December 31, 2017, the unamortized balance of the debt issuance costs was approximately $2.1 million and $1.8 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended September 30, 2018 and 2017, $63,000 and $69,000, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2018 and 2017, $0.3 million and $0.1 million, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. See below under Oxford Finance, LLC regarding the additional expense of approximately $79,000 due to the termination of that loan in March 2018 and under Capital One regarding the additional expense of approximately $15,000 due to the termination of that loan in September 2018.

During the three months ended September 30, 2018 and 2017, we incurred approximately $0.8 million and $0.7 million, respectively, of interest expense (excluding debt issuance costs amortization) related to our loans payable. During the nine months ended September 30, 2018 and 2017, we incurred approximately $2.5 million and $2.0 million, respectively, of interest expense (excluding debt issuance costs amortization) related to our loans payable (see below under Oxford Finance, LLC regarding the additional expense of $167,000 due to the termination of that loan).

The principal payments due on the loans payable (excluding debt issuance costs) for the period from October 1, 2018 to December 31, 2018 and for each of the four following years and thereafter ending December 31 are as follows:

Years Ending	Principal Amount
October 1, 2018 to December 31, 2018	$320,000
2019	4,115,000
2020	1,367,000
2021	11,378,000
2022	1,219,000
Thereafter	47,978,000
$66,377,000

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

Capital One

We had a secured term loan agreement with Capital One, National Association collateralized by the Pennington Gardens facility that was terminated on September 27, 2018 as the loan was refinanced with Capital One Multifamily Finance, LLC and insured by HUD (“HUD Pennington Loan”). We expensed the unamortized balance of approximately $15,000 of debt issuance costs related to the original Capital One loan, which is included in interest expense in our condensed consolidated statements of operations.

The HUD Pennington Loan is insured by HUD and collateralized by the Pennington Gardens facility. The loan bears interest at a fixed rate of 4.23%, plus 0.65% for mortgage insurance premiums, for the term of the loan. The loan matures in September 2053 and amortizes over 35 years. We incurred approximately $0.3 million in debt issuance costs. The note contains a prepayment penalty of 10% in year 1, which reduces each year by 100 basis points, until there is no longer a prepayment penalty beginning in year 11. As of September 30, 2018, the outstanding balance of the HUD Pennington Loan was approximately $10.6 million.

See table above listing loans payable for further information.

Healthcare Financial Solutions, LLC (a.k.a. Capital One)

We have an amended loan agreement for the Sundial Assisted Living property located in Redding, California, with Healthcare Financial Solutions, LLC (“HFS”). See table above listing loans payable for further information. The loan was interest-only through January 2017 and commencing in February 2017, payments of approximately $5,000 per month are being held in a cash collateral fund until maturity date. As of September 30, 2018, the total monthly payment is approximately $18,000, including cash collateral and interest. If the loan is refinanced prior to the maturity date, the loan payments in the cash collateral fund will be released to us; otherwise at the maturity date, the loan payments in the cash collateral fund will be released to the lender and applied to the outstanding principal balance. Additionally, the loan is collateralized by the property and cross-guaranteed with several properties owned by the SUL JV, which will be released from the guarantee when the property is refinanced with a HUD-insured loan or upon repayment at the maturity date. We are currently in negotiations to refinance this loan with a HUD-insured loan through Lancaster Pollard and the maturity date has been extended to January 2019.

Oxford Finance, LLC

On March 30, 2018, we terminated our secured term loan agreement with Oxford Finance, LLC, which was collateralized by the Friendship Haven facility. See table above listing loans payable for further information. As we prepaid the loan prior to the maturity date of October 2019, we paid an exit fee of $87,500, a prepayment penalty of approximately $69,000 and $10,000 in other costs. Additionally, we expensed the unamortized balance of approximately $79,000 of debt issuance costs related to this loan. These payments were expensed to interest expense in our condensed consolidated statements of operations in March 2018.

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

5. Equity-Method Investments

As of September 30, 2018 and December 31, 2017, the balances of our Equity-Method Investments were approximately $9.9 million and $9.2 million, respectively, and are as follows:

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

In April 2015, the Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the original six properties contributed in April 2015 (“JV 2 Properties”) due to cash restrictions related to the loans payable for the contributed JV 2 Properties. In April 2017, we received approximately $122,000 to pay down the distribution receivable from one of the JV 2 properties. In December 2017, we received approximately $56,000 to pay down the distribution receivable from two of the JV 2 properties. As of September 30, 2018 and December 31, 2017, the receivable of $184,000, due from the JV 2 properties is included in tenant and other receivables on our condensed consolidated balance sheets.

In April 2017, one of the JV 2 properties that owed Summit approximately $110,000 in distributions payable was able to repay the funds; however, the cash was retained by the property to fund future capital calls. Through September 30, 2018, we applied approximately $5,000 of this as additional capital. As of September 30, 2018 and December 31, 2017, the remaining balance of $105,000 is included in tenant and other receivables in our condensed consolidated balance sheets.

As of September 30, 2018 and December 31, 2017, the balance of our equity-method investment related to the SUL JV was approximately $3.5 million and $3.6 million, respectively.

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

As of September 30, 2018 and December 31, 2017, the balance of our equity-method investment related to the Fantasia JV was approximately $2.2 million and $1.1 million, respectively.

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

As of September 30, 2018 and December 31, 2017, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.6 million and $1.8 million, respectively.

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

As of September 30, 2018 and December 31, 2017, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.7 million and $1.8 million, respectively.

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

As of September 30, 2018 and December 31, 2017, the balance of our equity-method investment related to the FPH JV was approximately $0.9 million.

Distributions from Equity-Method Investments

As of September 30, 2018 and December 31, 2017, we have distributions receivable, which is included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	September 30, 2018	December 31, 2017
SUL JV	$163,000	$169,000
Fantasia JV	124,000	30,000
Fantasia II JV	50,000	58,000
Fantasia III JV	92,000	97,000
FPH JV	13,000	17,000
Total	$442,000	$371,000

For the nine months ended September 30, 2018 and 2017, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Total Cash Distributions Received	Cash Flow from Operating Activities	Cash Flow from Investing Activities	Total Cash Distributions Received	Cash Flow from Operating Activities	Cash Flow from Investing Activities

SUL JV	$379,000	$140,000	$239,000	$556,000	$117,000	$439,000
Fantasia JV	45,000	8,000	37,000	136,000	19,000	117,000
Fantasia II JV	191,000	45,000	146,000	148,000	96,000	52,000
Fantasia III JV	259,000	106,000	153,000	-	-	-
FPH JV	66,000	22,000	44,000	-	-	-
Total	$940,000	$321,000	$619,000	$840,000	$232,000	$608,000

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in the agreements. For the three months ended September 30, 2018 and 2017, we recorded approximately $0.2 million and $0.3 million, respectively, in acquisition and asset management fees from our Equity-Method Investments. For the nine months ended September 30, 2018 and 2017, we recorded approximately $0.5 million and $0.6 million, respectively, in acquisition and asset management fees from our Equity-Method Investments.

6. Receivables

Notes Receivable

Friendswood TRS Note

The Operating Partnership entered into an amended and restated promissory note dated January 1, 2018, with Friendswood TRS for approximately $1.1 million. The note does not bear interest and is due in 48 equal payments of approximately $22,000. We recorded a discount of approximately $95,000 on the note using an imputed interest rate of 4.25%. As of September 30, 2018, the balance on the note was approximately $0.8 million.

Fernhill Note

In September 2014, we loaned approximately $140,000 to the operator of the Fernhill facility for certain property improvements at a fixed rate of interest of 6% payable in monthly installments through January 2019. As of September 30, 2018 and December 31, 2017, the balance on the note was approximately $12,000 and $38,000, respectively.

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

For the three months ended September 30, 2018 and 2017, we received interest payments from the note of approximately $0 and $43,000, respectively, which is recorded as interest income from notes receivable in our condensed consolidated statements of operations. For the nine months ended September 30, 2018 and 2017, we received interest payments from the note of approximately $18,000 and $129,000, which is recorded as interest income from notes receivable in our condensed consolidated statements of operations.

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	September 30, 2018	December 31, 2017
Straight-line rent receivables	$3,531,000	$3,046,000
Distribution receivables from Equity-Method Investments	442,000	371,000
Receivable from JV 2 properties	184,000	184,000
Asset management fees	201,000	170,000
Other receivables	121,000	335,000
Total	$4,479,000	$4,106,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through September 30, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of September 30, 2018 and December 31, 2017, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our condensed consolidated balance sheets (see Note 10).

As of September 30, 2018 and December 31, 2017, we had the following receivables and reserves:

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

8. Concentration of Risk

Our cash is generally invested in short-term money market instruments. As of September 30, 2018, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of September 30, 2018, we owned one property in California, three properties in Oregon, four properties in North Carolina, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 36 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended September 30, 2018, we leased our 11 real estate properties to five different tenants under long-term triple net leases, three of which comprise 41%, 24% and 14% of our tenant rental revenue. For the three months ended September 30, 2017, we leased our 11 healthcare properties to four different tenants under long-term triple net leases, three of which comprised 50%, 30% and 19% of our tenant rental revenue.

For the nine months ended September 30, 2018, we leased our 11 healthcare properties to five different tenants under long-term triple net leases, three of which comprise 41%, 23% and 13% of our tenant rental revenue. For the nine months ended September 30, 2017, we leased our 11 healthcare properties to five different tenants under long-term triple net leases, three of which comprise 55%, 33%, and 11% of our tenant rental revenue.

As of September 30, 2018 and December 31, 2017, we have one tenant that constitutes a significant asset concentration, as the net assets of the tenant are approximately 32% and 33%, respectively, of our total assets.

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

As of September 30, 2018 and December 31, 2017, the fair value of our loans payable was approximately $66.8 million and $63.3 million, respectively, compared to the carrying value of approximately $66.4 million and $62.6 million, respectively. The fair value of our loans payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of September 30, 2018, we utilized a discount rate ranging from 4.4% to 6.3% and a weighted-average discount rate of 4.7%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

As of September 30, 2018, the fair value of the Friendswood TRS note receivable (see Note 6) was $0.8 million compared to the carrying value of $0.8 million. The fair value of the note receivable was estimated based on cash flow analysis at a weighted-average discount rate of 4.7%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the nine months ended September 30, 2018 and 2017.

At September 30, 2018 and December 31, 2017, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

Legal Proceedings

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its former directors and two of its officers (one current and one former) as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company. At this time, no trial date has been scheduled. A status conference is currently scheduled for November 30, 2018. We continue to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend ourselves.

An involuntary bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”). HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay (the “Complaint”) filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware. The District Court affirmed the Bankruptcy Court’s decision dismissing the Complaint. HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s order dismissing the Complaint to the United States Court of Appeals for the Third Circuit, where the matter awaits a briefing schedule and ruling. The Bankruptcy Court has stayed all litigation on HCRE’s motion for damages pending resolution of all appeals relative to the dismissal of the Complaint. We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

Delbert Freeman and his company, Freescan Ventures, Inc. (collectively, “Freeman”), filed an action against us and Mr. Eikanas, our President, on December 21, 2017 for breach of contract arising out of the sale of the Athens project in Georgia. We originally guaranteed a lease for the development of the Athens project, which was ultimately sold to a third party in June of 2016, thereby releasing us from our obligation. Freeman sued for breach of contract based on an allegation that he was not paid profits he was promised from the proceeds of the project. Freeman is also alleging that he was promised consulting fees of $270,000 from us arising out of an alleged agreement to pay consulting fees of $10,000 per month. A trial date has been set for June 30, 2019. We believe that his claims are without merit and are vigorously defending them.

Indemnification and Employment Agreements

We have entered into indemnification agreements with certain of our executive officers and directors which indemnify them against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by him or her in connection with any proceeding. Additionally, effective October 1, 2018, we amended our employment agreements with our executive officers to extend the term of each agreement for an additional three years. These employment agreements include customary terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a cash payment following a change in control of the Company, as defined in such agreements.

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

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

2018
Stock options granted	341,500
Expected Volatility	21.97%
Expected lives	2.4 years
Risk-free interest rate	2.27%
Dividends	0%
Fair value per share	$0.36

The following table summarizes our stock options as of September 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	895,408	$1.90
Granted	341,500	2.24
Exercised	—
Cancelled/forfeited	(3,668)
Options outstanding at September 30, 2018	1,233,240	$1.99	8.31	$993,000

Options exercisable at September 30, 2018	903,187	$1.93	8.00	$790,000

For our outstanding non-vested options as of September 30, 2018, the weighted average grant date fair value per share was $0.35. As of September 30, 2018, we have unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, which is expected to be recognized as follows:

Years Ending December 31,
July 1, 2018 to December 31, 2018	$23,000
2019	62,000
2020	27,000
2021	5,000
$117,000

The stock-based compensation expense reported for the three months ended September 30, 2018 and 2017 was approximately $23,000 and $18,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. The stock-based compensation expense reported for the nine months ended September 30, 2018 and 2017 was approximately $78,000 and $83,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

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

Therefore, as of January 1, 2018, Friendswood TRS is no longer consolidated in our consolidated financial statements. The consolidated statement of operations for the three months ended September 30, 2017 has been restated to present the operations of Friendswood TRS as a discontinued operation.

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

The income from discontinued operations presented in the consolidated statements of operations related to Friendswood TRS consisted of the following for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenues:
Resident services and fee income	$2,413,000	$6,829,000
Other revenues	5,000	8,000
	2,418,000	6,837,000
Expenses:
Property operating costs	157,000	442,000
Resident services costs	1,658,000	4,917,000
General and administrative	18,000	54,000
Depreciation and amortization	14,000	41,000
	1,847,000	5,454,000
Income from discontinued operations	$571,000	$1,383,000

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

For the nine months ended September 30, 2017, total cash flows of the discontinued operations provided by operating activities was $758,000 and cash flows used in investing activities was $163,000.

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

Overview

As of September 30, 2018, our ownership interests in our 11 real estate properties of senior housing facilities was as follows: 100% ownership of six properties, five properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC, of which we have a 95.3% interest in four properties and a 95% interest in the fifth property. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% interest in an unconsolidated equity-method investments that owns two properties, a 20% interest in an unconsolidated equity-method investments that owns two properties, and a 10% interest in two unconsolidated equity-method investments that hold nine properties and six properties, respectively, (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Summit Portfolio Properties

At September 30, 2018, our portfolio consisted of 11 real estate properties as noted above. All of the properties are 100% leased on a triple net basis. The following table provides summary information (excluding the 36 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of September 30, 2018:

	Properties	Beds	Square Footage	Purchase Price

SNF	4	337	109,306	$31,740,000
AL or AL/MC	7	517	250,750	50,525,000
Total Real Estate Properties	11	854	360,056	$82,265,000

Property	Location	Date Purchased	Type	Beds	2018 Rental Revenue[1]

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$369,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	394,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	1,059,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	726,000
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	100	796,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	573,000
The Shelby House	Shelby, NC	October 4, 2013	AL	72	342,000
The Hamlet House	Hamlet, NC	October 4, 2013	AL	60	493,000
The Carteret House	Newport, NC	October 4, 2013	AL	64	326,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	287,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	90	831,000
Total				854	$6,196,000

1 Represents year-to-date through September 30, 2018 rental revenue based on in-place leases, including straight-line rent.

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

A summary of the combined financial data for the balance sheets and statements of income for all unconsolidated Equity-Method Investments are as follows:

Condensed Combined Balance Sheets:	September 30, 2018	December 31, 2017
Total Assets	$300,676,000	$307,951,000
Total Liabilities	$218,480,000	$223,271,000
Members Equity:
Summit	$9,979,000	$9,354,000
JV Partners	$72,217,000	$75,326,000
Total Members Equity	$82,196,000	$84,680,000

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Combined Statements of Income:	2018	2017	2018	2017
Total revenue	$8,495,000	$6,300,000	$25,308,000	$16,322,000
Net operating income	$6,820,000	$5,529,000	$20,999,000	$14,575,000
Income from operations	$4,075,000	$3,343,000	$12,772,000	$8,622,000
Net Income	$702,000	$502,000	$2,922,000	$1,938,000

Summit equity interest in Equity-Method Investments net income	$62,000	$73,000	$321,000	$251,000
JV Partners interest in Equity-Method Investments net income	$640,000	$429,000	$2,601,000	$1,687,000

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

The following reconciles our 10% equity investment in the SUL JV from inception through September 30, 2018:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,007,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	544,000
Riverglen (New Hampshire) – April 2016	392,000
Delaware Properties – September 2016	1,846,000
Total investments	4,626,000
Income from equity-method investee	795,000
Distributions	(1,975,000)
Total investment at September 30, 2018	$3,446,000

A summary of the unaudited condensed consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	September 30, 2018	December 31, 2017
Real estate properties and intangibles, net	$141,910,000	$146,065,000
Cash and cash equivalents	4,340,000	8,253,000
Other assets	9,809,000	8,095,000
Total Assets:	$156,059,000	$162,413,000

Loans payable, net	$109,419,000	$110,089,000
Other liabilities	6,496,000	10,629,000
Members’ equity:
Best Years	36,584,000	37,967,000
Summit	3,560,000	3,728,000
Total Liabilities and Members’ Equity	$156,059,000	$162,413,000

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statements of Income of SUL JV:	2018	2017	2018	2017

Total revenue	$4,303,000	$3,853,000	$12,761,000	$11,773,000
Property operating expenses	(891000)	(303,000)	(1,930,000)	(1,022,000)
Net operating income	3,412,000	3,550,000	10,831,000	10,751,000
General and administrative expense	(101,000)	(110,000)	(307,000)	(316,000)
Depreciation and amortization expense	(1,429,000)	(1,432,000)	(4,287,000)	(4,292,000)
Income from operations	1,882,000	2,008,000	6,237,000	6,143,000
Interest expense	(1,396,000)	(1,480,000)	(4,151,000)	(4,241,000)
Amortization of debt issuance costs	(62,000)	(449,000)	(187,000)	(731,000)
Interest income	2,000	1,000	8,000	1,000
Other expense, net	-	-	(505,000)	-
Net Income	$426,000	$80,000	$1,402,000	$1,172,000

Summit equity interest in SUL JV net income	$42,000	$8,000	$140,000	$117,000

As of September 30, 2018, the 17 properties held by SUL JV, our unconsolidated 10% equity-method investment, all of which are 100% leased on a triple net basis, are as follows:

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

The following reconciles our equity investments in the Fantasia JVs from inception through September 30, 2018:

Summit Fantasia Holdings, LLC – October 2016	$2,524,000
Summit Fantasia Holdings II, LLC – February 2017	1,923,000
Summit Fantasia Holdings III, LLC – August 2017	1,953,000
Total investment	6,400,000
Income from Fantasia JVs	389,000
Distributions	(1,247,000)
Total Fantasia investments at September 30, 2018	$5,542,000

A summary of the consolidated financial data for the balance sheets and statements of income for the unconsolidated Fantasia JVs, of which we own a 10% to 35% equity interest, is as follows:

Condensed Combined Balance Sheets of Fantasia JVs:	September 30, 2018	December 31, 2017
Real estate properties, net	$107,875,000	$110,055,000
Cash and cash equivalents	4,950,000	4,317,000
Other assets	1,686,000	755,000
Total Assets:	$114,511,000	$115,127,000

Loans payable, net	$75,901,000	$76,825,000
Other liabilities	5,354,000	4,507,000
Members’ equity:
Fantasia JVs	27,714,000	29,087,000
Summit	5,542,000	4,708,000
Total Liabilities and Members’ Equity	$114,511,000	$115,127,000

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statements of Income of Fantasia JVs:	2018	2017	2018	2017

Total revenue	$3,304,000	$2,447,000	$9,876,000	$4,549,000
Property operating expenses	(662,000)	(468,000)	(1,995,000)	(725,000)
Net operating income	2,642,000	1,979,000	7,881,000	3,824,000
General and administrative expense	(147,000)	(101,000)	(420,000)	(215,000)
Depreciation and amortization expense	(726,000)	(543,000)	(2,179,000)	(1,130,000)
Income from operations	1,769,000	1,335,000	5,282,000	2,479,000
Interest income	-	1,000	-	1,000
Interest expense	(1,270,000)	(769,000)	(3,479,000)	(1,467,000)
Amortization of debt issuance costs	(287,000)	(145,000)	(504,000)	(247,000)
Net Income	$212,000	$422,000	$1,299,000	$766,000

Summit equity interest in Fantasia JVs net income	$14,000	$65,000	$159,000	$134,000

As of September 30, 2018, the 13 properties in Fantasia JVs, our unconsolidated equity-method investments, are all 100% leased on a triple net basis, and are as follows:

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

The following reconciles our equity investment in the FPH JV from inception through September 30, 2018:

Iowa properties – November 2017	$929,000
Total investment	929,000
Income from equity-method investee	27,000
Distributions	(79,000)
Total Fantasia investments at September 30, 2018	$877,000

A summary of the consolidated financial data for the balance sheet and statement of income for the unconsolidated FPH JV is as follows:

Condensed Combined Balance Sheets of FPH JV:	September 30, 2018	December 31, 2017
Real estate properties, net	$28,831,000	$29,752,000
Cash and cash equivalents	440,000	590,000
Other assets	835,000	69,000
Total Assets:	$30,106,000	$30,411,000

Loans payable, net	$20,730,000	$20,632,000
Other liabilities	580,000	589,000
Members’ equity:
Fantasia JVs	7,919,000	8,272,000
Summit	877,000	918,000
Total Liabilities and Members’ Equity	$30,106,000	$30,411,000

	Three Months Ended September 30,	Nine Months Ended September 30,
Condensed Consolidated Statements of Income of FPH JV:	2018	2018
Total revenue	$888,000	$2,671,000
Property operating expenses	(122,000)	(384,000)
Net operating income	766,000	2,287,000
General and administrative expense	(35,000)	(113,000)
Depreciation and amortization expense	(307,000)	(921,000)
Income from operations	424,000	1,253,000
Interest expense	(327,000)	(935,000)
Amortization of debt issuance costs	(33,000)	(97,000)
Net Income	$64,000	$221,000

Summit equity interest in FPH JV net income	$6,000	$22,000

As of September 30, 2018, the six properties of our unconsolidated equity-method investments in FPH JV, all of which are 100% leased on a triple net basis, are as follows:

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

Distributions from Equity-Method Investments

For the three and nine months ended September 30, 2018 and 2017, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distributions	$320,000	$323,000	$1,011,000	$870,000

Cash received for distributions	$269,000	$312,000	$940,000	$840,000

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties owned by our Equity-Method Investments, as defined in the agreements. For the three months ended September 30, 2018 and 2017, we recorded approximately $0.2 million and $0.3 million, respectively, in acquisition and asset management fees. For the nine months ended September 30, 2018 and 2017, we recorded approximately $0.5 million and $0.6 million, respectively, in acquisition and asset management fees.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 16, 2018.

Results of Operations

Our results of operations are described below:

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months Ended September 30,
	2018	2017	$ Change
Rental revenues	$2,069,000	$1,644,000	$425,000
Tenant reimbursements	274,000	219,000	55,000
Total rental revenues	2,343,000	1,863,000	480,000
Less expenses:
Property operating costs	(281,000)	(238,000)	(43,000)
Net operating income (1)	2,062,000	1,625,000	437,000
Acquisition & asset management fees	177,000	293,000	(116,000)
Interest income from notes receivable	13,000	44,000	(31,000)
General and administrative	(964,000)	(1,670,000)	706,000
Depreciation and amortization	(755,000)	(809,000)	54,000
Income from equity-method investees	62,000	73,000	(11,000)
Other income	25,000	5,000	20,000
Interest expense	(866,000)	(806,000)	(60,000)
Loss from continuing operations	(246,000)	(1,245,000)	999,000
Income from discontinued operations	-	571,000	(571,000)
Net loss	(246,000)	(674,000)	428,000
Noncontrolling interests’ share in income	(15,000)	(15,000)	-
Net loss applicable to common stockholders	$(261,000)	$(689,000)	$428,000

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues and tenant reimbursements less property operating costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, other income, interest expense, and gain from note receivable. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses. Net operating income increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the $0.3 million in rental revenue from Friendswood TRS (no longer eliminated due to the disposal effective January 1, 2018 - see Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements) and $0.3 million in rental revenue from Chandler, our property acquired in July 2017. There are three months of revenue for each property for the three months ended September 30, 2018 and zero and two months, respectively, for the three months ended September 30, 2017.

The net decrease in general and administrative expenses of $0.7 million is primarily due to a decrease in legal expenses associated with the CRA litigation (see Notes 7 and 10 to the accompanying Notes to Condensed Consolidated Financial Statements).

The decrease in depreciation and amortization for the three months ended September 30, 2018 is primarily due to certain fixed assets being fully depreciated and offset by the acquisition of Chandler (see Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements) in the third quarter of 2017.

The increase in interest expense for the three months ended September 30, 2018 is primarily due to the acquisition of Chandler in the third quarter of 2017 (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements), therefore, there was only one month of interest expense recorded for the three months ended September 30, 2017.

The decrease in income from discontinued operations is related to Friendswood TRS which was reclassified to discontinued operations for the periods from December 31, 2017 and prior. As of January 1, 2018, Friendswood TRS is no longer consolidated in our condensed consolidated financial statements.

Nine months ended September 30, 2018 Compared to Nine months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	$ Change
Rental revenues	$6,196,000	$4,488,000	$1,708,000
Tenant reimbursements	843,000	588,000	255,000
Total rental revenues	7,039,000	5,076,000	1,963,000
Less expenses:
Property operating costs	(941,000)	(745,000)	(196,000)
Net operating income (1)	6,098,000	4,331,000	1,767,000
Acquisition & asset management fees	541,000	594,000	(53,000)
Interest income from notes receivable	48,000	132,000	(84,000)
General and administrative	(2,956,000)	(3,950,000)	994,000
Depreciation and amortization	(2,350,000)	(2,266,000)	(84,000)
Income from equity-method investees	321,000	251,000	70,000
Other income	63,000	37,000	26,000
Interest expense	(2,784,000)	(2,173,000)	(611,000)
Gain on note receivable	186,000	-	186,000
Loss from continuing operations	(833,000)	(3,044,000)	2,211,000
Income from discontinued operations	109,000	1,383,000	(1,274,000)
Net loss	(724,000)	(1,661,000)	937,000
Noncontrolling interests’ share in income	(32,000)	(40,000)	8,000
Net loss applicable to common stockholders	$(756,000)	$(1,701,000)	$945,000

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses. Net operating income increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to $1.0 million in rental revenue from Friendswood TRS (no longer eliminated due to the disposal effective January 1, 2018 - see Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements) and $0.8 million in rental revenue from Chandler, our property acquired in July 2017. There are nine months and seven months, respectively, of revenue for both properties for the nine months ended September 30, 2018 and zero and two months, respectively, for the nine months ended September 30, 2017.

The net decrease in general and administrative expenses of $1.0 million is primarily due to a decrease in legal expenses associated with the CRA litigation (see Notes 7 and 10 to the accompanying Notes to Condensed Consolidated Financial Statements).

The increase in interest expense for the nine months ended September 30, 2018 is primarily due to the payment of approximately $0.2 million in termination fees to Oxford Finance, LLC and the write off of approximately $0.1 million in debt issuance costs related to our loan for CHP Friendswood SNF, LLC, which was terminated on March 30, 2018. Additionally, we acquired Chandler in the third quarter of 2017 (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements), therefore, there was one month of interest expense recorded for the nine months ended September 30, 2017.

We recorded a $0.2 million gain related to the payoff of the note receivable from Sherburne Commons. The note was recorded at $4.8 million at inception and we collected the total face value of $5.0 million of the note receivable.

The decrease in income from discontinued operations is related to Friendswood TRS which was reclassified to discontinued operations for the periods from December 31, 2017 and prior. As of January 1, 2018, Friendswood TRS is no longer consolidated in our condensed consolidated financial statements and we recorded a gain of approximately $0.1 million in January 2018.

Liquidity and Capital Resources

As of September 30, 2018, we had approximately $11.0 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

We continue to pursue options for repaying and/or refinancing debt obligations with long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans. In September 2018, we refinanced the Capital One loan that was scheduled to mature in January 2019 with a 35 year, HUD-insured loan through Capital One Multifamily Finance, LLC that matures in 2053. We are currently working to refinance our Healthcare Financial Solutions, LLC loan (see below) which has a scheduled maturity date of January 2019 (following an extension in October 2018), and, if the refinancing with our HUD-insured lender were not to close prior to the maturity date, we believe we would have cash on hand to pay off the loan. Additionally, in 2017, as part of our responsibilities under the operating agreements as the manager of our Equity-Method Investments, we refinanced seven existing loans of our Equity-Method Investments with Lancaster Pollard (HUD-insured) loans.

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

Credit Facilities and Loan Agreements

As of September 30, 2018, we had debt obligations of approximately $66.3 million. The outstanding balance by loan agreement is as follows (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding our refinancing arrangements):

•	CIBC Bank USA – approximately $10.7 million maturing March 2021
•	Capital One Multifamily Finance, LLC– approximately $10.6 million maturing September 2053
•	Healthcare Financial Solutions, LLC – approximately $2.8 million maturing January 2019
•	Lancaster Pollard (HUD-insured) – approximately $42.2 million maturing from September 2039 through January 2051

Distributions

We made no stockholder distributions during the nine months ended September 30, 2018.

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

The following is the reconciliation from net loss applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net loss applicable to common stockholders (GAAP)	$(261,000)	$(689,000)	$(756,000)	$(1,701,000)
Adjustments:
Depreciation and amortization	755,000	809,000	2,350,000	2,266,000
Depreciation and amortization related to non-controlling interests	(17,000)	(20,000)	(54,000)	(40,000)
Depreciation related to SUL JV	143,000	143,000	429,000	286,000
Depreciation related to Fantasia, Fantasia II, III and FPH JVs	165,000	72,000	461,000	118,000
Funds provided by operations (FFO) applicable to common stockholders	$785,000	$315,000	$2,430,000	$929,000
Weighted-average number of common shares outstanding - basic and diluted	23,027,978	23,027,978	23,027,978	23,027,978
FFO per weighted average common shares	$0.03	$0.01	$0.11	$0.04

Subsequent Events

None.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its former directors and two of its officers (one current and one former) as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company. At this time, no trial date has been scheduled. A status conference is currently scheduled for November 30, 2018. We continue to believe that all of plaintiffs’ claims are without merit and will continue to vigorously defend ourselves.

An involuntary bankruptcy petition was filed against HCRE by the investors in the Funds. HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the Complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the Complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware. The District Court affirmed the Bankruptcy Court’s decision dismissing the Complaint. HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s order dismissing the Complaint to the United States Court of Appeals for the Third Circuit, where the matter awaits a briefing schedule and ruling. The Bankruptcy Court has stayed all litigation on HCRE’s motion for damages pending resolution of all appeals relative to the dismissal of the Complaint. We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

Delbert Freeman and his company, Freescan Ventures, Inc. (collectively, “Freeman”), filed an action against us and Mr. Eikanas, our President, on December 21, 2017 for breach of contract arising out of the sale of the Athens project in Georgia. We originally guaranteed a lease for the development of the Athens project, which was ultimately sold to a third party in June of 2016, thereby releasing us from our obligation. Freeman sued for breach of contract based on an allegation that he was not paid profits he was promised from the proceeds of the project. Freeman is also alleging that he was promised consulting fees of $270,000 from us arising out of an alleged agreement to pay consulting fees of $10,000 per month. A trial date has been set for June 30, 2019. We believe that his claims are without merit and are vigorously defending them.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.

(b) Not applicable.

(c) During the nine months ended September 30, 2018, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

3.3	Articles of Amendment of the Company dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of the Company dated June 30, 2010 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).

10.1	Term Loan and Security Agreement between CHP Friendswood SNF, LLC, as borrower and CIBC Bank USA, dated March 30, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2018).

10.2	Healthcare Facility Note with respect to HUD – insured loans between Summit Chandler, LLC and Capital One Multifamily Finance, LLC, dated September 27, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2018).

10.3	Healthcare Regulatory Agreement – Borrower between Summit Chandler, LLC and HUD, dated September 27, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2018).

10.4	Amendment No. 2 to Employment Agreement, dated as of October 1, 2018, between Kent Eikanas and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2018).

10.5	Amendment No. 2 to Employment Agreement, dated as of October 1, 2018, between Elizabeth Pagliarini and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2018).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Kent Eikanas
Date: November 8, 2018	Kent Eikanas
President (Principal Executive Officer)

/s/ Elizabeth A. Pagliarini
Date: November 8, 2018	Elizabeth A. Pagliarini
Chief Financial Officer (Principal Financial Officer)

Page 39 of 39