Form 10-K
period 2018-12-31
Summit Healthcare REIT, Inc
filed 2019-03-22
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§292.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018 (the last business day of the Registrant’s second fiscal quarter), there were 23,027,978 shares of common stock held by non-affiliates of the Registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was terminated on November 23, 2010, was $8.00.

As of March 15, 2019 there were 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

SUMMIT HEALTHCARE REIT, INC.

(A Maryland Corporation)

PART I

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

As used in this report, “we,” “us,” “our” and the “Company” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Item 1A of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, there can be no assurance that our expectations will be realized.

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

We are self-managed and have employees to directly manage our operations. At December 31, 2018, we own a 99.88% general partner interest in the Operating Partnership while Cornerstone Realty Advisors, LLC (“CRA”), a former affiliate, owns a 0.12% limited partnership interest.

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

As of December 31, 2018, our ownership interests in our 11 real estate properties of senior housing facilities was as follows: 100% ownership of six properties, five properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC, of which we have a 95.3% interest in four properties and a 95% interest in the fifth property. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% interest in an unconsolidated equity-method investments that owns two properties, a 20% interest in an unconsolidated equity-method investments that owns two properties, a 10% interest in an unconsolidated equity-method investment that holds nine properties and a 10% interest in an unconsolidated equity-method investment that holds six properties.

We generally lease our senior housing facilities to tenants on a triple net basis, with an initial leasehold term of 10 to 15 years with one or more five-year renewal options. Under a triple net lease, the tenant pays or reimburses the owner for all or substantially all property operating expenses and capital expenditures.

Each of our tenants holds the license to operate the facility, employs all facility employees (facility administrator, nurses, housekeeping staff, etc.), contracts directly with residents or patients and receives all facility-related revenue, and bears all of the expenses and other obligations of the property, including rent payments to us. Most, if not all, of our tenants engage a separate, affiliated management company (“operator/manager”) to assist with back-office management (bookkeeping, human resources, payroll processing, etc.) of the facility.

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated with our financial statements and owns five properties (each, a “JV Property” and collectively, the “JV Properties”).

As of December 31, 2018, we own a 95.3% interest in four of the JV Properties, and CHREF owns a 4.7% interest. We continue to own a 95% interest in the fifth JV Property, and CHREF owns a 5% interest in the fifth JV Property.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement (as amended, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2018 and 2017, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2018 and 2017, we have a 35% and 20% interest, respectively, in the Fantasia JV which owns two properties (see Note 5 to the accompanying Notes to Consolidated Financial Statements).

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia II LLC Agreement”) with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2018 and 2017, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement (“Fantasia III LLC Agreement”) with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2018, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement (“FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2018 and 2017, we have a 10% interest in the FPH JV which owns six properties.

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

We believe the outlook for raising additional third party institutional equity capital to support our growth and further diversify geographically, and for the operator/manager and healthcare property sector, risk is favorable. Our largest joint venture partners are located in China, and the Chinese government imposed new restrictions on overseas investments during 2017. Based in part on this and other factors, our joint venture strategy, and the size and frequency of our joint venture investments may change. We will continue to pursue other growth initiatives that lower capital costs and enable us to reduce or improve our ability to cover our general and administrative costs over a broader base of assets.

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

Effective October 1, 2019, the current SNF PPS (RUG-IV) system will be replaced with a new method for calculating reimbursement, the Patient-Driven Payment Model (PDPM). Under PDPM, therapy minutes are removed as the basis for payment in favor of resident classifications and anticipated resource needs during the course of a patient’s stay. PDPM assigns every resident a case-mix classification that drives the daily reimbursement rate for that individual.

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

Other information

Our executive offices are located at 2 South Pointe Drive, Suite 100, Lake Forest, CA 92630. Our lease expires in April 2022 and covers approximately 4,100 square feet in a two-story office building. As of December 31, 2018, we have 10 full-time employees.

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

We believe the value of our stock owned by our stockholders has declined substantially from the issue price. It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, because the amount of funds available for investment was reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. As of December 31, 2018, our estimated per-share value of our common stock was $2.83 per share. Unless our aggregate investments increase in value to compensate for upfront fees and expenses and prior declines in value, it is unlikely that our stockholders will be able to sell their stock, whether pursuant to our stock repurchase program or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their stock will ever appreciate in value to equal the price they paid for their stock. It is also likely that their stock would not be accepted as the primary collateral for a loan. Stockholders should consider their stock as an illiquid investment, and they must be prepared to hold their stock for an indefinite period of time.

Stockholders cannot currently, and may not in the future be able to, sell their stock under our stock repurchase program.

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

Cash distributions to our stockholders may not continue.

Prior to the distribution made to stockholders on January 31, 2019, no distributions had been made or declared since June 2011. If the rental revenues from the properties we own do not exceed our operational expenses, we may be unable to pay distributions to our stockholders. All expenses we incur in our operations, including payment of interest to finance property acquisitions, are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure, reserve requirements general operational requirements, and the analysis of investing excess cash flow to grow the portfolio versus paying distributions to shareholders. We may borrow funds, return capital or sell assets to make distributions.

If we are unable to raise capital or resume the reinvestment of distributions under the distribution reinvestment plan, we will have less funds available to make distributions to our stockholders, which will continue until we generate operating cash flow sufficient to support distributions to stockholders. As a result, we may not continue cash distributions to stockholders. With limited prior operations, we cannot predict the amount of distributions our stockholders may receive, if any. We may be unable to continue cash distributions or increase distributions over time.

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

We continue to face significant risks associated with uncertainties resulting from changes to policies and laws following the change of administration in the U.S. federal government in 2017.

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

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. This legislation made significant changes to the U.S. Internal Revenue Code, including a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. While certain of these changes may benefit us, other changes could have a negative impact on our business. In addition, adverse changes in the underlying profitability and financial outlook of our operations or changes in tax law could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations. Furthermore, we are subject to tax audits by governmental authorities. If we experience unfavorable results from one or more such tax audits, there could be an adverse effect on our tax rate and therefore on our net income.

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

Federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of healthcare. Legislative and regulatory proposals and enactments to reform healthcare insurance programs could significantly impact our properties and the manner in which our tenants are paid. For example, provisions of the PPACA, also known as “Obamacare,” have resulted in changes in the way healthcare is paid for by both governmental and private insurers. These changes have had, and are expected to continue to have, a significant impact on our business. In 2019, we may face uncertainties as a result of likely federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. There is no assurance that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

SNF tenants derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to substantial change. There are no assurances that payments from governmental and other third-party payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients utilizing reimbursement under these programs. Efforts by such third-party payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored programs. The healthcare industry continues to face various challenges on healthcare providers to control or reduce costs. The financial impact on tenants of healthcare properties that we may acquire could limit their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Effective October 1, 2019, the current SNF PPS (RUG-IV) system will be replaced with a new method for calculating reimbursement, the Patient-Driven Payment Model (PDPM). Under PDPM, therapy minutes are removed as the basis for payment in favor of resident classifications and anticipated resource needs during the course of a patient’s stay. PDPM assigns every resident a case-mix classification that drives the daily reimbursement rate for that individual.

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

From time to time, circumstances may require one or more of our subsidiaries to become a licensed operator of a senior housing facility, rather than entering into a triple net lease with an independent tenant, although that is not our intent. Becoming the licensed operator of a facility exposes us to additional operational risks, liabilities and claims that could increase our costs or adversely affect our ability to generate revenues, thereby reducing our profitability. These operational risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), increased cost of compliance, increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies in our operations and decreases in cash flow, which could have a material adverse effect on us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2018, our healthcare portfolio consisted of 11 properties, six of which we own 100%, four of which we own through a 95.3% interest in CHP LLC and one of which we own through a 95% interest in CHP LLC. All of the properties are 100% leased on a triple net basis. The following table (excluding the 36 properties held by our unconsolidated Equity-Method Investments) provides summary information regarding these properties:

Property	Location	Date Purchased	Type(1)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,634,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,065,000	63
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	10,725,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,777,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,522,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	7,101,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,644,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	3,924,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,310,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,610,000	90
Total:				$82,265,000	$66,112,000	854

(1)	SNF is an abbreviation for skilled nursing facility.
AL is an abbreviation for assisted living facility.
MC is an abbreviation for memory care facility.

See Note 13 to the accompanying Notes to Consolidated Financial Statements regarding the sale of our four properties located in North Carolina.

Portfolio Lease Expirations

The following table sets forth lease expiration information for the ten years and thereafter following December 31, 2018. We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

			Percent of
		Base Rent	Total	Percent of
		In Final Year	Leasable	Total
	No. of	of Expiring	Area	Annual Base
Year Ending	Leases	Leases	Expiring	Rent Expiring
December 31	Expiring	(Annual $)	(%)	(%)
2023 – 2028	2	$1,946,000	23.1%	20.2%
2029	6	4,257,000	38.8%	44.3%
2030 and later	3	3,410,000	38.1%	35.5%
	11	$9,613,000	100.0%	100.0%

ITEM 3. LEGAL PROCEEDINGS

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company.  On February 22, 2018, the action was assigned to a different trial judge.  On November 30, 2018, the new trial judge vacated the trial date, pending resolution of the Company’s motion for terminating and monetary sanctions.  On February 13, 2019, the trial judge held another hearing on the Company’s motion for terminating and monetary sanctions and indicated that it intended to grant the Company’s motion for terminating sanctions and award the Company monetary sanctions.  However, the trial court has not yet entered an order on the Company’s motion.

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”).  HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. The appeal is currently being briefed by the parties. The Bankruptcy Court has stayed all litigation on HCRE’s motion for damages pending resolution of the appeal on the complaint for violation of the automatic stay by the Court of Appeals. We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

Delbert Freeman filed an action against us and Mr. Eikanas on December 21, 2017 for breach of contract arising out of the sale of the Athens project in Georgia.  We originally guaranteed a lease for the development of the Athens project, which was ultimately sold to a third party.  Mr. Freeman sued for breach of contract based on an allegation that he was not paid profits he was promised from the proceeds of the project.   Mr. Freeman is also alleging that he was promised consulting fees of $270,000 from us arising out of an alleged oral agreement to pay consulting fees of $10,000 per month.  We believe that his claims are without merit and are vigorously defending them.

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

On December 31, 2018, the estimated common stock per-share value is $2.83 per share, adjusted from the previous estimated common stock per-share value of $2.80 established on December 31, 2017. The estimated value per share was based on the methodologies and assumptions described further below. The estimated per-share value determined below neither represents the fair value according to U.S. generally accepted accounting principles (“GAAP”) of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets.

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

Our December 31, 2018 estimated per-share value was calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the current book value of our liabilities, and dividing the total by the number of our common shares outstanding as of December 31, 2018. Our estimated per-share value is the same as our net asset value. Our estimated per-share value does not reflect “enterprise value,” which may include a premium for the portfolio or the potential increase in our share value if we were to list our shares on a national securities exchange. Our estimated per-share value also does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange.

The following is a summary of the valuation methodologies used:

Investments in Real Estate. For purposes of calculating an estimated value per share, we used the value of the 2018 lease payments and applied the current market lease rates for each asset type to determine fair market value of our properties.

Loans Payable. We reduced the fair value of our investments by the total amount due of our loans payable based on the current book value at December 31, 2018.

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

Our estimated per-share value was calculated as follows:

December 31, 2018
Investments in real estate	$4.22
Loans payable	(2.80)
Other assets and liabilities, net	0.56
Equity-Method Investments value	0.85
Estimated net asset value per-share value	$2.83
Estimated enterprise value premium	None applied
Estimated liquidity discount	None applied
Total estimated per-share value	$2.83

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

Our board of directors reviewed the report prepared by management which recommended an estimated per-share value, and considering all information provided in light of its own knowledge regarding our assets and unanimously agreed upon an estimated value of $2.83 per share, which is consistent with the recommendations of management.

A summary of our estimated per-share value for the last five years at December 31 is as follows:

2018	$2.83
2017	$2.80
2016	$2.53
2015	$2.34
2014	$2.04

Stockholders

As of March 15, 2019 we had approximately 23.0 million shares of common stock outstanding held by 4,572 stockholders of record.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP supplemental financial measure that is widely recognized as a measure of REIT operating performance. We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding gains or losses from sales of property, plus real estate depreciation and amortization, impairments, and after adjustments for unconsolidated partnerships and joint ventures.

Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and impairments, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance. Factors that impact FFO include fixed costs, delays in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following is the reconciliation from net loss applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the years ended December 31, 2018 and 2017:

	Year Ended December 31
	2018	2017
Net loss applicable to common stockholders (GAAP)	$(916,000)	$(1,273,000)

Adjustments:
Depreciation and amortization	3,000,000	3,083,000
Depreciation and amortization related to noncontrolling interests	(69,000)	(79,000)
Depreciation related to Equity-Method Investments	1,198,000	905,000
Funds provided by operations (FFO) applicable to common stockholders	$3,213,000	$2,636,000

Weighted-average number of common shares outstanding – basic and diluted	23,027,978	23,027,978

FFO per weighted average common shares	$0.14	$0.11

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

Overview

As of December 31, 2018, our ownership interests in our 11 real estate properties of senior housing facilities was as follows: 100% ownership of six properties, five properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC, of which we have a 95.3% interest in four properties and a 95% interest in the fifth property. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, and a 10% interest in two unconsolidated equity-method investments that hold nine properties and six properties, respectively, (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Summit Portfolio Properties

At December 31, 2018, our portfolio consisted of 11 real estate properties as noted above. All of the properties are 100% leased on a triple net basis. The following table provides summary information (excluding the 36 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of December 31, 2018:

	Properties	Beds	Square Footage	Purchase Price

SNF	4	337	109,306	$31,740,000
AL or AL/MC	7	517	250,750	50,525,000
Total Real Estate Properties	11	854	360,056	$82,265,000

Property	Location	Date Purchased	Type	Beds	2018 Revenue[1]

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$492,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	525,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	1,411,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	968,000
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	100	1,061,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	764,000
The Shelby House	Shelby, NC	October 4, 2013	AL	72	455,000
The Hamlet House	Hamlet, NC	October 4, 2013	AL	60	658,000
The Carteret House	Newport, NC	October 4, 2013	AL	64	435,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	386,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	90	1,109,000
Total				854	$8,264,000

[1]	Represents year-to-date revenue based on in-place leases, including straight-line rent, through December 31, 2018.

See Note 13 to the accompanying Notes to Consolidated Financial Statements regarding the sale of our four properties located in North Carolina. Additionally, see Form 8-K filed on February 21, 2019.

Summit Equity-Method Investment Portfolio Properties

We continue to believe that raising institutional joint venture equity to make acquisitions will be accretive to shareholder value and will allow us to continue shareholder distributions. Our sole source of equity since 2015 has been institutional funds raised through a joint venture structure and accounted for as equity-method investments. Currently, our two largest joint venture partners are Chinese companies and face restrictions on overseas investments by the Chinese government. Accordingly, the size and frequency of our joint venture investments may change. We still believe this is the most prudent strategy for growth and our shareholders benefit for the following reasons:

•	We have not incurred the expense of organizational and offering costs, including brokerage commissions, that could amount to 15% or more of the actual capital raised through a registered secondary offering;

•	We have not diluted our shareholders;

•	Our joint ventures pay us acquisition fees and asset management fees; and

•	We benefit from waterfall terms for both net operating cash flow and all sales proceeds, which increases our cash on cash return and our internal rate of return considerably.

A summary of the combined financial data for the balance sheets and statements of income for all unconsolidated Equity-Method Investments are as follows:

Condensed Combined Balance Sheets:	December 31, 2018	December 31, 2017
Total Assets	$300,132,000	$307,951,000
Total Liabilities	$219,080,000	$223,271,000
Members Equity:
Summit	$9,832,000	$9,354,000
JV Partners	$71,220,000	$75,326,000
Total Members Equity	$81,052,000	$84,680,000

Condensed Combined Statements of Income:	December 31, 2018	December 31, 2017
Total Revenue:	$33,599,000	$23,987,000
Net Operating Income	$27,802,000	$21,191,000
Income from Operations	$16,883,000	$12,652,000
Net Income	$3,988,000	$5,060,000

Summit equity interest in Equity-Method Investments net income	$455,000	$586,000
JV Partners interest in Equity-Method Investments net income	$3,533,000	$4,474,000

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

The following reconciles our 10% equity investment in the SUL JV from inception through December 31, 2018:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,007,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	544,000
Riverglen (New Hampshire) – April 2016	392,000
Delaware Properties – September 2016	1,846,000
Total investments	4,626,000
Income from equity-method investee	838,000
Distributions	(2,096,000)
Total investment at December 31, 2018	$3,368,000

A summary of the consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	December 31, 2018	December 31, 2017
Real estate properties and intangibles, net	$140,487,000	$146,065,000
Cash and cash equivalents	4,238,000	8,253,000
Other assets	10,421,000	8,095,000
Total Assets:	$155,146,000	$162,413,000

Loans payable, net	$109,165,000	$110,089,000
Other liabilities	6,612,000	10,629,000
Members’ equity:
Best Years	35,886,000	37,967,000
Summit	3,483,000	3,728,000
Total Liabilities and Members’ Equity	$155,146,000	$162,413,000

Condensed Consolidated Statements of Income of SUL JV:
	Year Ended December 31, 2018	Year Ended December 31, 2017

Total revenue	$16,676,000	$15,657,000
Property operating expenses	(2,450,000)	(1,341,000)
Net operating income	14,226,000	14,316,000
General and administrative expense	(400,000)	(433,000)
Depreciation and amortization expense	(5,716,000)	(5,727,000)
Income from operations	8,110,000	8,156,000
Interest expense	(5,560,000)	(5,596,000)
Amortization of deferred financing costs	(223,000)	(806,000)
Gain on earn-out	-	1,800,000
Other income (expense)	(495,000)	7,000
Net Income	$1,832,000	$3,561,000

Summit equity interest in SUL JV net income	$183,000	$356,000

As of December 31, 2018, the 17 properties held by SUL JV, our unconsolidated 10% equity-method investment, 16 of which are leased on a triple net basis, and are as follows:

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

Equity-Method Partner - Fantasia Investment III LLC

In 2016 and 2017, through our Operating Partnership, we entered into three separate limited liability company agreements (collectively, the “Fantasia Agreements”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed three separate companies, Summit Fantasia Holdings, LLC (“Fantasia I”), Summit Fantasia Holdings II, LLC (“Fantasia II”)and Summit Fantasia Holdings III, LLC (“Fantasia III”) (collectively, the “Fantasia JVs”). The Fantasia JVs are not consolidated in our consolidated financial statements and are accounted for under the equity-method in the Company’s consolidated financial statements. Through the Fantasia JVs, we own a 35% interest in two senior housing facilities, one located in California and one located Oregon; a 20% interest in two skilled nursing facilities located in Rhode Island; and a 10% interest in nine skilled nursing facilities located in Connecticut.

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

The following reconciles our equity investments in the Fantasia JVs from inception through December 31, 2018:

Summit Fantasia Holdings, LLC – October 2016	$2,524,000
Summit Fantasia Holdings II, LLC – February 2017	$1,923,000
Summit Fantasia Holdings III, LLC – August 2017	$1,953,000
Total investment	6,400,000
Income from Fantasia JVs	472,000
Distributions	(1,389,000)
Total Fantasia investments at December 31, 2018	$5,483,000

A summary of the combined financial data for the balance sheets and statements of income for the unconsolidated Fantasia JVs, of which we own a 10% to 35% equity interest, is as follows:

Condensed Combined Balance Sheets of Fantasia JVs:	December 31, 2018	December 31, 2017
Real estate properties, net	$107,148,000	$110,055,000
Cash and cash equivalents	5,492,000	4,317,000
Other assets	2,153,000	755,000
Total Assets:	$114,793,000	$115,127,000

Loans payable, net	$75,893,000	$76,825,000
Other liabilities	5,876,000	4,507,000
Members’ equity:
Fantasia JVs	27,541,000	29,087,000
Summit	5,483,000	4,708,000
Total Liabilities and Members’ Equity	$114,793,000	$115,127,000

Condensed Combined Statements of Income of Fantasia JVs:	Year Ended December 31, 2018	Year Ended December 31, 2017

Total revenue	$13,364,000	$7,837,000
Property operating expenses	(2,840,000)	(1,374,000)
Net operating income	10,524,000	6,463,000
General and administrative expense	(553,000)	(348,000)
Depreciation and amortization expense	(2,905,000)	(1,856,000)
Income from operations	7,066,000	4,259,000
Interest expense	(4,626,000)	(2,504,000)
Amortization of debt issuance costs	(589,000)	(307,000)
Net Income	$1,851,000	$1,448,000

Summit equity interest in Fantasia JVs net income	$242,000	$225,000

As of December 31, 2018, the 13 properties in Fantasia JVs, our unconsolidated equity-method investments, are all 100% leased on a triple net basis, and are as follows:

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

In November 2017, through the FPH JV, we acquired a 10% interest in six senior housing facilities, located in Iowa. The FPH JV paid a total aggregate purchase price of $29.5 million for the properties, which was funded through capital contributions from the members of the FPH JV plus the proceeds from a collateralized loan. The facilities consist of a total of 511 licensed beds, and are operated by and leased to a third party operator.

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

The following reconciles our equity investment in the FPH JV from inception through December 31, 2018:

Iowa properties – November 2017	$929,000
Total investment	929,000
Income from equity-method investee	36,000
Distributions	(99,000)
Total Fantasia investments at December 31, 2018	$866,000

A summary of the consolidated financial data for the balance sheet and statement of income for the unconsolidated FPH JV is as follows:

Condensed Consolidated Balance Sheets of FPH JV:	December 31, 2018	December 31, 2017
Real estate properties, net	$28,524,000	$29,752,000
Cash and cash equivalents	635,000	590,000
Other assets	1,034,000	69,000
Total Assets:	$30,193,000	$30,411,000

Loans payable, net	$20,761,000	$20,632,000
Other liabilities	773,000	589,000
Members’ equity:
Fantasia JVs	7,793,000	8,272,000
Summit	866,000	918,000
Total Liabilities and Members’ Equity	$30,193,000	$30,411,000

	Year Ended December 31,	Year Ended December 31,
Condensed Consolidated Statements of Income of FPH JV:	2018	2017
Total revenue	$3,559,000	$493,000
Property operating expenses	(507,000)	(81,000)
Net operating income	3,052,000	412,000
General and administrative expense	(117,000)	(22,000)
Depreciation and amortization expense	(1,228,000)	(153,000)
Income from operations	1,707,000	237,000
Interest expense	(1,273,000)	(167,000)
Amortization of debt issuance costs	(129,000)	(19,000)
Net Income	$305,000	$51,000

Summit equity interest in FPH JV net income	$30,000	$5,000

As of December 31, 2018, the six properties of our unconsolidated equity-method investments in FPH JV, all of which are 100% leased on a triple net basis, are as follows:

Property	Location	Type	Number of Beds
Hawkeye Care Center Bancroft	Bancroft, Iowa	SNF/AL	50
Hawkeye Care Center/Hawkeye Assisted Living	Milford, Iowa	SNF/AL	94
Hawkeye Care Center Carroll	Carroll, Iowa	SNF/IL	124
Hawkeye Care Center Cresco	Cresco, Iowa	SNF	59
Hawkeye Care Center Marshalltown	Marshalltown, Iowa	SNF	86
Hawkeye Care Center Spirit Lake	Spirit Lake, Iowa	SNF	98
Total:			511

Distributions from Equity-Method Investments

For the years ended December 31, 2018 and 2017, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Years Ended December 31,
	2018	2017
Distributions	$1,291,000	$1,262,000

Cash received for distributions	$1,183,000	$1,177,000

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties owned by our Equity-Method Investments, as defined in the agreements. For the years ended December 31, 2018 and 2017, we recorded approximately $0.7 million and $0.8 million, respectively, in acquisition and asset management fees.

Results of Operations

Our results of operations are described below:

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Years Ended
	December 31,
	2018	2017	$ Change
Rental revenues	$8,264,000	$6,386,000	$1,878,000
Tenant reimbursements	1,128,000	862,000	266,000
Total lease revenues	9,392,000	7,248,000	2,144,000
Less expenses:
Property operating costs	(1,223,000)	(989,000)	(234,000)
Net operating income (1)	8,169,000	6,259,000	1,910,000
Acquisition and asset management fees	702,000	838,000	(136,000)
Interest income from notes receivable	42,000	180,000	(138,000)
General and administrative	(4,004,000)	(5,051,000)	1,047,000
Depreciation and amortization	(3,000,000)	(3,083,000)	83,000
Income from equity-method investees	455,000	586,000	(131,000)
Other income	100,000	40,000	60,000
Interest expense	(3,625,000)	(3,013,000)	(612,000)
Gain on note receivable	186,000	-	186,000
Loss from continuing operations	(975,000)	(3,244,000)	2,269,000
Income from discontinued operations	109,000	1,933,000	(1,824,000)
Net loss	(866,000)	(1,311,000)	445,000
Noncontrolling interests’ share in losses (income)	(50,000)	38,000	(88,000)
Net loss applicable to common stockholders	$(916,000)	$(1,273,000)	$(357,000)

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues and tenant reimbursements less property operating costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, other income, interest expense, gain on disposition of real estate and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total lease revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses. Net operating income increased for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to $1.4 million in rental revenue from Friendswood TRS (no longer eliminated due to the disposal effective January 1, 2018 - see Note 11 to the accompanying Notes to Consolidated Financial Statements) and $0.6 million in rental revenue from Chandler, our property acquired in July 2017. There are 12 months of revenue for both properties for the year ended December 31, 2018 and zero and five months, respectively, for the year ended December 31, 2017.

The net decrease in general and administrative expenses of $1.0 million is primarily due to a decrease in legal expenses associated with the CRA litigation (see Note 9 to the accompanying Notes to Consolidated Financial Statements).

The increase in interest expense for the year ended December 31, 2018 is primarily due to the payment of approximately $0.2 million in termination fees to Oxford Finance, LLC and the write off of approximately $0.1 million in debt issuance costs related to our loan for CHP Friendswood SNF, LLC, which was terminated on March 30, 2018. Additionally, we acquired Chandler in the third quarter of 2017 (see Note 4 to the accompanying Notes to Consolidated Financial Statements), therefore, there was five months of interest expense recorded for the year ended December 31, 2017 as compared to a full year in 2018.

We recorded a $0.2 million gain related to the payoff of the note receivable from Sherburne Commons. The note was recorded at $4.8 million at January 2015 and we collected the total face value of $5.0 million of the note receivable in January 2018.

The decrease in income from discontinued operations is related to Friendswood TRS which was reclassified to discontinued operations for the periods from December 31, 2017 and prior. As of January 1, 2018, Friendswood TRS is no longer consolidated in our consolidated financial statements and we recorded a gain of approximately $0.1 million in January 2018.

Liquidity and Capital Resources

As of December 31, 2018, we had approximately $11.5 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

As of March 15, 2019, we had approximately $11.0 million in cash and cash equivalents on hand after the following transactions: in January 2019, we paid $1.5 million in shareholder distributions; in February 2019, we sold four of our properties in North Carolina (see Note 13 to the accompanying Notes to Consolidated Financial Statements) and received net proceeds of approximately $5.8 million; and, in March 2019, we acquired a 15% interest in 14 properties in Indiana through our joint venture for approximately $4.9 million (see Note 13 to the accompanying Notes to Consolidated Financial Statements).

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

We continue to pursue options for repaying and/or refinancing debt obligations with long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans. In September 2018, we refinanced the Capital One loan that was scheduled to mature in January 2019 with a 35 year, HUD-insured loan through Capital One Multifamily Finance, LLC that matures in 2053. We are currently working to refinance our Healthcare Financial Solutions, LLC loan (see below) which has a scheduled maturity date of July 2019 (following an extension in October 2018 and January 2019), and, if the refinancing with our HUD-insured lender were not to close prior to the maturity date, we expect to have cash on hand to pay off the loan. Additionally, in 2017, as part of our responsibilities under the operating agreements as the manager of our Equity-Method Investments, we refinanced seven existing loans of our Equity-Method Investments with Lancaster Pollard (HUD-insured) loans.

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

Credit Facilities and Loan Agreements

As of December 31, 2018, we had debt obligations of approximately $66.1 million. The outstanding balance by loan agreement is as follows:

•	CIBC Bank USA – approximately $10.7 million maturing March 2021
•	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $10.6 million maturing September 2053
•	Healthcare Financial Solutions, LLC – approximately $2.8 million maturing July 2019
•	Lancaster Pollard (HUD-insured) – approximately $42.0 million maturing from September 2039 through January 2051

As of December 31, 2018, approximately 80% of our total debt obligations were under fixed interest rates through our loans payable with Lancaster Pollard and Capital One.

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

We did not record any impairment charges during the years ended December 31, 2018 or 2017 for properties held and used.

Revenue Recognition

We collect rent from our tenants based on our lease agreements. Generally, our policy is to recognize revenues on an accrual basis as earned. However, if we determine, based on insufficient historical collections, that rent is not probable of collection until received, our policy is to recognize rental income when assured, which we consider to be the period the amounts are collected. Revenue from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible. Tenant reimbursements and other revenue are recognized based on the actual property tax and insurance incurred for the properties. Acquisition fees arise from contractual agreements with our joint venture partners and are earned and paid at the time we close an acquisition, therefore, satisfying our performance obligations at that time. We earn our asset management fees based on a percentage of the purchase price or equity raised. As the manager, our duty is to manage the day-to-day operations of the special-purpose entities which own the properties. Asset management fees are recognized as a single performance obligation (managing the properties) comprised of a series of distinct services (handling issues with our tenants, etc.). We believe that the overall service of asset management is substantially the same each day and has the same pattern of performance over the term of the agreement. As a result, each day of service represents a performance obligation satisfied at that point in time. These fees are recognized at the end of each period for services performed during that period, billed monthly and paid quarterly.

Revenue recognition for acquisition and asset management fees did not change under the new standard. The Company elected the modified retrospective transition method, however, no adjustments were required.

Equity-Method Investments

We recognize our investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. We initially record our investments based on our cash invested or for properties that we have contributed, at the carrying value of the properties at the time of contribution.

We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. No events or changes have occurred as of December 31, 2018 and 2017 that would affect the carrying value of our equity-method investments.

Income Taxes

We have elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. Although not required, in 2018, we declared a distribution of approximately $1.5 million, which was paid on January 31, 2019. No distributions were declared or paid in 2017. We believe that we are organized and operate in such a manner as to qualify for treatment as a REIT, and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT in subsequent tax years for federal income tax purposes. We have elected to treat each of our taxable REIT subsidiaries (“TRS”), which generally may engage in any business (including the provision of customary or non-customary services for our tenants) as a corporation. As a result, each TRS is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, under the supervision of our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, as of December 31, 2018, our President (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that these disclosure controls and procedures are effective.

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

Based on their evaluation, our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that we maintained effective internal control over financial reporting as of December 31, 2018.

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

J. Steven Roush, CPA, age 72, serves on our Audit, Independent Directors, Compensation and Investment Committees. Mr. Roush chairs our Board of Directors and our Audit Committee. Mr. Roush’s term on our Board and the Committees noted above expire on the date of the 2018 Annual Meeting. Mr. Roush retired from PricewaterhouseCoopers in 2007 after 39 years, 30 of those as a Partner. Mr. Roush brings experience in a diverse number of industries ranging from manufacturing, non-profits and retail (restaurants) with concentrations in real estate (office, residential, hospitality and commercial) telecommunications and pharmaceutical. He has a background in dealing with both private and public company boards of directors. Mr. Roush has a Bachelor of Science Degree in Accounting from Drake University and a Masters Professional Director Certification from the American College of Corporate Directors. Mr. Roush has served on our Board since 2014.

Mr. Roush brings to our Board years of dealing with the SEC and its various regulatory filings, Sarbanes Oxley (SOX 404) implementation and maintenance and the experience of working with many diverse boards running across varied industries. Over the years, he has served as an office managing partner, an SEC Review Partner (over 20 years) and a Risk Management Partner. Mr. Roush currently serves as Chairman of the Board and Chairman of the Audit Committee of W.E. Hall Company, a privately held manufacturer and distributor of corrugated pipe and related drainage products. Mr. Roush is also on the Board of Trustees of the Orange County Museum of Art and is the Treasurer and the Chairman of the Audit Committee. He is on the Board of Directors of the American Heart Association - Orange County and previously served six years on the Audit Committee of the National American Heart Association. Mr. Roush serves on the Corporate Cabinet of the Toqueville Society of United Way – Orange County. He was also a member of the Board and Chairman of the Audit committee of AirTouch Communications, Inc., a public telecommunication device company and Staar Surgical Company, a public manufacturer of implantable lenses for the eye. Our Board has determined that Mr. Roush satisfies the SEC’s requirements of an “audit committee financial expert.”

Suzanne Koenig, age 58, serves on our Audit, Independent Directors, Compensation and Investment Committees. Ms. Koenig’s term on our Board and the Committees noted above expires on the date of the 2018 Annual Meeting. Ms. Koenig is president and founder of SAK Management Services LLC, a nationally recognized long-term care management and healthcare consulting services company, where she has worked for 18 years.  With over 20 years of extensive experience as an owner and operator, Ms. Koenig offers specialized skills in operations improvement, staff development and quality assurance with particular expertise in marketing, census development and operations enhancement for the whole spectrum of senior housing, long-term care and other healthcare entities requiring turnaround services. Ms. Koenig has served on our Board since 2015.

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

Kent Eikanas, age 49, currently serves as our President and Chief Operating Officer. Further information regarding Mr. Eikanas’ business experience and specific skills that qualify him to serve as a director of the Company is set forth below in the “Executive Officers” section. Mr. Eikanas’ term on our Board expires on the date of the 2019 Annual Meeting. Mr. Eikanas has served on our Board since 2016.

Executive Officers

Mr. Kent Eikanas is our President and Chief Operating Officer. Our Chief Financial Officer and Treasurer is Ms. Elizabeth Pagliarini.

Kent Eikanas, age 49, currently serves as our President and Chief Operating Officer. Mr. Eikanas has served as Chief Operating Officer since July 2012 and President since September 2012. From 2008 to 2012, Mr. Eikanas served as Vice President of Senior Housing for a private equity group, where he closed over $100 million in senior housing real estate refinances, dispositions and acquisitions. In addition, Mr. Eikanas was responsible for asset management of over $700 million in senior housing assets, was a key contributor to the launch of a skilled nursing operating company based in Dallas, Texas, as well as helped grow the operating company from 14 facilities to 35 facilities. From 2003 to 2008, Mr. Eikanas was the Vice President of Acquisitions for a private real estate company and closed over $200 million in senior housing real estate. Mr. Eikanas has overseen licensing for skilled nursing facilities, assisted living facilities and memory care facilities in California, Texas, Rhode Island, Oregon and Pennsylvania. Mr. Eikanas graduated from California State University Sacramento with a Bachelor of Arts Degree in Psychology and a minor in Business Administration. Mr. Eikanas was a panelist in 2012 on a question-and-answer webinar about buying, valuing and selling skilled nursing facilities hosted by Irving Levin Associates and was a speaker in 2015 at the IBC Asia 2nd Healthcare Facilities Asia conference in Singapore.

Elizabeth Pagliarini, age 48, currently serves as our Chief Financial Officer and Treasurer and has been with the Company since June 2014 and has served as Chief Financial Officer and Treasurer since September 2014. Ms. Pagliarini is a seasoned executive with over 25 years of experience in financial services and investment banking having held positions including chairwoman, chief executive officer, president, chief financial officer and chief compliance officer. Her background includes experience in finance, accounting, operations, compliance, securities litigation and executive management.  Ms. Pagliarini successfully broke the “glass ceiling” in her mid-twenties as chief executive officer and chairwoman of the board of an investment brokerage subsidiary of a public company in Beverly Hills, California. She also co-founded a boutique investment bank and registered broker-dealer.  Prior to working at Summit, Ms. Pagliarini was a principal at a securities litigation and financial consulting firm since 2001 and chief compliance officer and FINOP (financial and operations principal) at a Los Angeles-based investment bank from 2005-2008.  Ms. Pagliarini received her Bachelor of Science in Business Administration with a concentration in Finance from Valparaiso University where she was honored with their highest academic award, the Presidential Scholarship. She is also a Certified Fraud Examiner.

Ms. Pagliarini proudly serves on the Emeritus Board of Directors for Forever Footprints, a non-profit organization that provides support to families that have suffered the loss of a baby during pregnancy or infancy and educates the medical community to improve quality of care and response.  She is also a member of the Mission Viejo, California City Council Investment Advisory Commission.  In 2019, Ms. Pagliarini was nominated as CFO of the Year by The Orange County Business Journal. She has also been named one of “20 Women to Watch” by OC Metro magazine and nominated for The Orange County Business Journal’s Women in Business Award. Additionally, she has been honored by Step Up Women’s Network as the recipient of their prestigious Commitment to Philanthropy Volunteer Award and by Forever Footprints as the winner of their Compassion Award. She has been interviewed by The Wall Street Journal, The Los Angeles Times, The Hedge Fund Law Report, The Daily Deal, Washington Business Journal and Fortune among others, and has been a guest on business talk radio.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires each director, officer and individual beneficially owning more than 10% of our outstanding shares of common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of us with the SEC.

Based solely upon our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to fiscal year 2018, except for the following reports:

Name	Title	Type of Form	Number of Late Reports
Kent Eikanas	Director, President and Chief Operating Officer	Form 4	1
Elizabeth Pagliarini	Chief Financial Officer	Form 4	1
Steve Roush	Director	Form 4	1
Suzanne Koenig	Director	Form 4	1

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of our Board and our executive officers. The Code of Business Conduct and Ethics can be accessed through our website: www.summithealthcarereit.com/code-of-business-conduct-and-ethics.

No Changes to Director Nomination Procedures

Since the date of our proxy statement for our 2018 Annual Meeting, there have no changes to the procedures by which our stockholders may recommend nominees to our Board.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain information concerning compensation for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary	Bonus		Option Awards(1)		All Other Compensation		Total

Kent Eikanas President and Chief Operating	2018	$339,410	$110,424	(4)	$74,250	(5)	$32,308	(2)	$556,392
Officer	2017	$300,440	$277,378		$108,580	(6)	$34,615	(3)	$721,013
Elizabeth Pagliarini Chief Financial Officer and	2018	$238,160	$98,616	(4)	$74,250	(5)	$20,000	(2)	$431,026
Treasurer	2017	$200,440	$184,919		$73,387	(7)	$21,538	(3)	$480,284

(1)	Reflects the aggregate grant date fair value of awards granted to the named executive officers in the reported year. For more information regarding the grant date fair value of awards of common stock, see Note 10 to the accompanying Notes to Consolidated Financial Statements for assumptions made in the valuation for option awards.
(2)	This amount relates to unused paid time off earned in 2017, which was paid in 2018.
(3)	This amount relates to unused paid time off earned in 2016, which was paid in 2017.
(4)	Includes cash bonus relating to 2018 performance which was paid in 2019.
(5)	Includes stock options to purchase 225,000 shares of stock which were granted in 2019 but relate to 2018 performance. The grant date fair value was $0.33.
(6)	Includes stock options to purchase an aggregate of 355,845 shares of stock for Mr. Eikanas, of which, 209,678 relate to performance options for 2016 but granted in 2017, 26,167 relate to performance options for 2017 and granted in 2017, and 120,000 relate to performance options for 2017 but granted in 2018. The grant date fair value ranged from $0.29 to $0.32.
(7)	Includes stock options to purchase an aggregate of 240,563 shares of stock for Ms. Pagliarini, of which, 143,118 relate to performance options for 2016 but granted in 2017, 17,445 relate to performance options for 2017 and granted in 2017, and 80,000 relate to performance options for 2017 but granted in 2018. The grant date fair value ranged from $0.29 to $0.32.

Employment Agreements with Named Executive Officers

The Company has entered into employment agreements with each of its named executive officers, Kent Eikanas, President and Chief Operating Officer, and Elizabeth Pagliarini, Chief Financial Officer and Treasurer. These employment agreements were approved by the Company’s Compensation Committee and Board of Directors. Each employment agreement has a three-year term and contains standard terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a special cash payment following a change in control of the Company. The base salaries for each of Mr. Eikanas and Ms. Pagliarini are subject to annual merit increases. In December 2017, the Company’s Compensation Committee approved an increase to the base salaries effective January 1, 2018, for each of Mr. Eikanas and Ms. Pagliarini to $335,000 and $225,000 per year, respectively.

Effective October 1, 2018, the Company’s Compensation Committee approved an amendment to the employment agreements, which renewed the agreements through October 2021, and increased the base salaries for each of Mr. Eikanas and Ms. Pagliarini to $350,000 and $275,000 per year, respectively.

Potential Payments upon Termination or Change in Control

If there is a termination of employment by the Company without cause or by the named executive officer for good reason, then the named executive officer will be entitled to receive payment of any base salary amounts that have accrued but not been paid as of the termination date, expenses not yet reimbursed, vested benefits accrued through the termination date payable pursuant to the plans providing such benefits and cash severance in the amount equal to two (2) times base salary for Mr. Eikanas and Ms. Pagliarini. In addition, all options granted to the executive under the Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan that otherwise were unvested shall immediately and fully accelerate and shall be deemed to be vested, and the executive shall be entitled to reimbursement for monthly COBRA premiums until the earliest of (A) the eighteen (18) month anniversary of the termination date; or (B) the date on which executive becomes eligible to enroll in comparable coverage with another employer.

If the Company undergoes a change in control during the executive’s term of employment or within six months after the termination of the executive’s employment for any reason, then the Company will pay a cash bonus in the amount equal to three (3) times base salary for Mr. Eikanas and Ms. Pagliarini. In addition, all options granted to the executive under the Summit Healthcare REIT Inc., 2015 Omnibus Incentive Plan that otherwise were unvested shall immediately and fully accelerate and shall be deemed to be vested.

Director Compensation

In the event that a director is also one of our full time executive officers, we do not pay any compensation for services rendered as a director. The amount and form of compensation payable to our directors for their service to us is determined by the Compensation Committee of our Board, based in part on its evaluation of third party board compensation information.

The following table summarizes the annual compensation received by our independent directors for the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash in 2018	Stock Awards (1)	Total
J. Steven Roush	$82,000	$54,600	$136,600
Suzanne Koenig	$62,000	$33,600	$95,600

(1) On April 1, 2018, Mr. Roush and Ms. Koenig each received a stock option grant for 60,000 and 40,000 shares of common stock, respectively related to 2017 performance. The options had a grant date fair value of $25,200 and $16,800, respectively. As of December 31, 2018, Mr. Roush had 10,833 unvested stock options which vest monthly through January 2020 and 46,667 unvested stock options which vest monthly through April 2021. As of December 31, 2018, Ms. Koenig had 10,833 unvested stock options which vest monthly through January 2020 and 31,111 unvested stock options which vest monthly through April 2021. Additionally, on March 20, 2019, Mr. Roush and Ms. Koenig each received a stock option grant for 70,000 and 40,000 shares of common stock, respectively, related to 2018 performance. The options had a grant date fair value of $29,400 and $16,800, respectively. For more information regarding the grant date fair value of awards of stock options, see Note 10 to the accompanying Notes to Consolidated Financial Statements.

During fiscal year 2018, we paid each of our independent directors’ compensation as follows:

•	$50,000 annual retainer, paid pro-rata monthly ($12,500 per director per quarter);

•	Board meeting fee of $2,000 per meeting for each regularly scheduled Board meeting ($2,000 per director per quarter);

•	Special Board meeting fee of $1,000 per meeting, per director, which will apply to any Board meeting called by an executive officer of the Company that is not a regular scheduled Board meeting;

•	Committee fees of $1,000 per committee meeting duly called by an officer of the Company (approximately $1,000 per director per quarter, plus other meetings); and

•	Annual fee of $12,500 for the Chairman of the Board of Directors and $7,500 for the Chairman of the Audit Committee.

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

Outstanding Equity Awards as of December 31, 2018

The following table presents information regarding the outstanding equity awards held by each of our named executive officers as of December 31, 2018, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable		Option Exercise Price	Option Expiration Date
Kent Eikanas	300,000	-		$1.72	12/22/2025
Kent Eikanas	109,678	-		$2.02	12/1/2026
Kent Eikanas	88,889	11,111	(1)	$2.04	4/1/2027
Kent Eikanas	18,172	7,995	(2)	$2.26	11/7/2027
Kent Eikanas	66,400	53,600	(3)	$2.24	4/1/2028
Elizabeth Pagliarini	100,000	-		$1.72	12/17/2025
Elizabeth Pagliarini	73,118	-		$2.02	12/1/2026
Elizabeth Pagliarini	62,222	7,778	(4)	$2.04	4/1/2027
Elizabeth Pagliarini	12,115	5,330	(5)	$2.26	11/7/2027
Elizabeth Pagliarini	44,267	35,733	(6)	$2.24	4/1/2028

(1)	2,778 stock options vest monthly and become fully vested on April 1, 2019
(2)	727 stock options vest monthly and become fully vested on November 1, 2019
(3)	3,350 stock options vest monthly and become fully vested on April 1, 2020
(4)	1,944 stock options vest monthly and become fully vested on April 1, 2019
(5)	485 stock options vest monthly and become fully vested on November 1, 2019
(6)	2,233 stock options vest monthly and become fully vested on April 1, 2020

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Our equity compensation plan information as of December 31, 2018 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,230,908	$1.99	1,769,092
Equity compensation plans not approved by security holders	—	—	—
Total	1,230,908	$1.99	1,769,092

OWNERSHIP OF EQUITY SECURITIES

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 15, 2019, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock. The percentage of beneficial ownership is calculated based on 23,027,978 shares of common stock outstanding as of March 13, 2019.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
MacKenzie Capital Management, LP 1640 School Street Moraga CA 94556	1,543,838	(1)	6.7%

(1) ) This information is based solely on a Schedule SC TO-T/A 1 filed June 21, 2018 by MacKenzie Realty Capital, Inc. and its affiliates (collectively, “MacKenzie”), which indicated that following Mackenzie’s purchase of all of the tendered shares, MacKenzie will own an aggregate of approximately 1,543,838 shares.

Security Ownership of Management

The following table sets forth information as of March 15, 2019, regarding the beneficial ownership of our common stock by each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 23,027,978 shares of common stock outstanding as of March 15, 2019.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Kent Eikanas	504,956	2.2%
Elizabeth Pagliarini	239,971	1.0%
J. Steven Roush	45,000	*
Suzanne Koenig	37,778	*
All current directors and executive officers as a group (4 persons)	827,705	3.6%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 15, 2019. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the securities listed are pledged as security.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Independent Directors Committee has reviewed the material transactions between the Company and our affiliates (including CRA, our former advisor) since the beginning of 2018, as well as any such currently proposed transactions. Set forth below is a description of such transactions.

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

For the year ended December 31, 2018, we received $10,000 in acquisition fees and approximately $692,000 in asset management fees as the manager of the Equity-Method Investments.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table lists the aggregate fees billed for services rendered by BDO USA, LLP, our principal accountant, for 2018 and 2017:

Services	2018	2017
Audit Fees(1)	$390,587	$394,769

Total	$390,587	$394,769

(1)	Audit fees billed in 2018 and 2017 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, consents, statutory and regulatory audits, and other services related to filings with the SEC.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Equity for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

(2) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

Included in the exhibits are the audited combined financial statements of WPH Salem, LLC. WPH Salem, LLC is a significant lessee to us, and as of December 31, 2018 and 2017, leases more than 20% of our assets.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Summit Healthcare REIT, Inc.

Lake Forest, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Healthcare REIT, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

March 22, 2019

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$11,463,000	$3,851,000
Restricted cash	3,493,000	3,447,000
Real estate properties, net	67,002,000	69,063,000
Notes receivable	730,000	3,854,000
Tenant and other receivables, net	4,666,000	4,106,000
Deferred leasing commissions, net	1,133,000	1,273,000
Other assets, net	319,000	234,000
Equity-method investments	9,719,000	9,241,000
Assets of Friendswood TRS held for sale	-	1,762,000
Total assets	$98,525,000	$96,831,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$3,868,000	$1,902,000
Accrued salaries and benefits	33,000	96,000
Security deposits	1,208,000	1,208,000
Loans payable, net of debt issuance costs	64,050,000	60,831,000
Liabilities of Friendswood TRS held for sale	-	898,000
Total liabilities	69,159,000	64,935,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at December 31, 2018 and 2017	23,000	23,000
Additional paid-in capital	115,950,000	117,349,000
Accumulated deficit	(86,956,000)	(86,040,000)
Total stockholders’ equity	29,017,000	31,332,000
Noncontrolling interests	349,000	564,000
Total equity	29,366,000	31,896,000
Total liabilities and equity	$98,525,000	$96,831,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2018 and 2017

	2018	2017
Revenues:
Rental revenues	$8,264,000	$6,386,000
Tenant reimbursements	1,128,000	862,000
Acquisition and asset management fees	702,000	838,000
Interest income from notes receivable	42,000	180,000
	10,136,000	8,266,000
Expenses:
Property operating costs	1,223,000	989,000
General and administrative	4,004,000	5,051,000
Depreciation and amortization	3,000,000	3,083,000
	8,227,000	9,123,000
Operating income (loss)	1,909,000	(857,000)

Income from equity-method investees	455,000	586,000
Other income	100,000	40,000
Interest expense	(3,625,000)	(3,013,000)
Gain on notes receivable	186,000	-
Loss from continuing operations	(975,000)	(3,244,000)

Discontinued operations:
Gain on disposition of Friendswood TRS	109,000	-
Income from Friendswood TRS	-	1,933,000
Income from discontinued operations	109,000	1,933,000

Net loss	(866,000)	(1,311,000)
Noncontrolling interests’ share in net (income) loss	(50,000)	38,000
Net loss applicable to common stockholders	$(916,000)	$(1,273,000)

Basic and diluted loss per common share:
Continuing operations	$(0.04)	$(0.14)
Discontinued operations	$-	$0.08

Net loss applicable to common stockholders	$(0.04)	$(0.06)

Weighted average shares used to calculate basic and diluted net loss per common share	23,027,978	23,027,978

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2018 and 2017

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total
BALANCE — January 1, 2017	23,027,978	$23,000	$117,243,000	$(84,767,000)	$32,499,000	$744,000	$33,243,000
Stock-based compensation	—	—	106,000	—	106,000	—	106,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(142,000)	(142,000)
Net loss	—	—	—	(1,273,000)	(1,273,000)	(38,000)	(1,311,000)
BALANCE — December 31, 2017	23,027,978	$23,000	$117,349,000	$(86,040,000)	$31,332,000	$564,000	$31,896,000
Stock-based compensation	—	—	100,000	—	100,000	—	100,000
Distributions declared	—	—	(1,499,000)	—	(1,499,000)	—	(1,499,000)
Distributions paid to noncontrolling interest	—	—	—	—	—	(265,000)	(265,000)
Net (loss) income	—	—	—	(916,000)	(916,000)	50,000	(866,000)
BALANCE — December 31, 2018	23,027,978	$23,000	$115,950,000	$(86,956,000)	$29,017,000	$349,000	$29,366,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(866,000)	$(1,311,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs	214,000	212,000
Depreciation and amortization	3,000,000	3,139,000
Straight line rents	(629,000)	(662,000)
Bad debt expense	—	219,000
Write-off of debt issuance costs	94,000	—
Stock-based compensation expense	100,000	106,000
Gain on disposition of Friendswood TRS	(109,000)	—
Gain on note receivable	(186,000)	—
Income from equity-method investees	(455,000)	(586,000)
Change in operating assets and liabilities:
Tenant and other receivables, net	632,000	319,000
Other assets	(94,000)	52,000
Accounts payable and accrued liabilities	467,000	(244,000)
Accrued salaries and benefits	(63,000)	(83,000)
Net cash provided by operating activities	2,105,000	1,161,000
Cash flows from investing activities:
Real estate acquisitions	(715,000)	(13,452,000)
Real estate additions	(75,000)	(194,000)
Investments in equity-method investees	(1,313,000)	(4,624,000)
Distributions received from equity-method investees	728,000	596,000
Payments from notes receivable	4,282,000	947,000
Net cash provided by (used in) investing activities	2,907,000	(16,727,000)
Cash flows from financing activities:
Proceeds from issuance of loans payable	21,369,000	10,050,000
Payments of loans payable	(17,876,000)	(976,000)
Distributions paid to noncontrolling interests	(265,000)	(142,000)
Debt issuance costs	(582,000)	(172,000)
Net cash provided by financing activities	2,646,000	8,760,000
Net increase (decrease) in cash, cash equivalents and restricted cash	7,658,000	(6,806,000)
Cash, cash equivalents and restricted cash — beginning of year	7,298,000	14,563,000
Cash, cash equivalents and restricted cash – end of year (including cash of Friendswood TRS)	14,956,000	7,757,000
Cash of Friendswood TRS held for sale – end of year (see Note 11)	-	(459,000)
Cash, cash equivalents and restricted cash – end of year	$14,956,000	$7,298,000

Supplemental disclosure of cash flow information:
Cash paid for interest:	$3,002,000	$2,492,000

Supplemental disclosure of non-cash financing activities:
Distributions declared not paid	$1,499,000	$-

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

Cornerstone Healthcare Partners LLC

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated with our financial statements and owns five properties (each, a “JV Property” and collectively, the “JV Properties”).

As of December 31, 2018, we own a 95.3% interest in four of the JV Properties, and CHREF owns a 4.7% interest. We continue to own a 95% interest in the fifth JV Property, and CHREF owns a 5% interest in the fifth JV Property.

Summit Union Life Holdings, LLC

In April, 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements (see Note 5). As of December 31, 2018 and 2017, we have a 10% interest in the SUL JV which owns 17 properties.

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

In April 2018, we made an additional capital contribution of $1.25 million to the Fantasia JV and as a result of this capital contribution, the Operating Partnership has a 35% equity investment (see Note 5) as of December 31, 2018.

As of December 31, 2018 and 2017, we have a 35% and 20% interest, respectively, in the Fantasia JV which owns two properties.

Summit Fantasia Holdings II, LLC

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2018 and 2017, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2018 and 2017, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2018 and 2017, we have a 10% interest in the FPH JV which owns six properties.

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

Friendswood TRS

Friendswood TRS (“Friendswood TRS”) was our wholly-owned TRS, and is the licensed operator and tenant of Friendship Haven Healthcare and Rehabilitation Center (“Friendship Haven”). Effective as of January 1, 2018, we assigned our interest in Friendswood TRS to HMG Park Manor of Friendswood, LLC (“HMG”), the management company of Friendship Haven. See Note 11 for further information regarding the transaction and the classification of assets, liabilities and operations for Friendswood TRS as of December 31, 2017.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2018, we had cash accounts in excess of FDIC-insured limits. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

See below under Recently Adopted Accounting Pronouncements for further information. Our restricted cash consists of escrows from our tenants for property taxes, insurance and capital improvements required by and held by our lenders.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows.

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$11,463,000	$3,851,000
Restricted cash	3,493,000	3,447,000
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$14,956,000	$7,298,000

Investments in Real Estate and Depreciation

We allocate the purchase price of our properties in accordance with ASC 805 – Business Combinations. If the acquisition does not meet the definition of a business, we record the acquisition as an asset acquisition.  For transactions that are business combinations, acquisition costs are expensed as incurred. For transactions that are an asset acquisition, acquisition costs are capitalized as incurred. Upon an asset acquisition of a property, we allocate the purchase price of the property based upon the relative fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, site improvements, and furniture and fixtures. We allocate the purchase price to tangible assets of an acquired property by valuing the property as if it were vacant.

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

Impairment of Real Estate Assets

We evaluate the recoverability of the carrying value of our real estate properties on a property-by-property basis. On a quarterly basis, we review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be fully recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

We recorded no impairment charges in 2018 and 2017.

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

There were no assets measured at fair value on a nonrecurring basis during the year ended December 31, 2018.

Fair Value Measurement of Financial Instruments

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, notes receivable, deposits, tenant and other receivables, certain other assets, accounts payable and accrued liabilities, security deposits and loans payable. With the exception of the Friendswood TRS note receivable (see Note 6) and loans payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of December 31, 2018, the fair value of the Friendswood TRS note receivable (see Note 6) was $0.7 million compared to the carrying value of $0.7 million. The fair value of the note receivable was estimated based on cash flow analysis at a weighted-average discount rate of 4.7%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of December 31, 2018 and 2017, the fair value of loans payable was $66.5 million and $63.3 million, compared to the principal balance (excluding debt discount) of $66.1 million and $62.6 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of December 31, 2018, we utilized discount rates ranging from 4.4% to 6.3% and a weighted average discount rate of 4.7%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

At December 31, 2018 and 2017, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

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

Tenant and Other Receivables and Valuation of Receivables

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants, the cumulative amount of future adjustments necessary to present rental income on a straight-line basis, asset management fees and distributions receivable. Tenant receivables for rental revenues are recorded at the original amount earned, less an allowance for any doubtful accounts. Management assesses the likelihood of realizing tenant receivables and other fees on an ongoing basis and provides for allowances as such balances, or portions thereof, are estimated to become uncollectible. As of December 31, 2018 and 2017, there were no allowances recorded for tenant receivables.

Deferred Financing Costs

Costs incurred with potential financing arrangements are recorded as deferred debt issuance costs. Costs incurred in connection with completed debt financing are recorded as debt issuance costs. Debt issuance costs are amortized using the straight-line basis which approximates the effective interest rate method, over the contractual terms of the respective financings, and are presented net of loans payable in loans payable, net of debt issuance costs, in the consolidated balance sheets.

Deferred Leasing Commissions

Leasing commissions (paid to CRA prior to April 1, 2014) were capitalized at cost and are being amortized on a straight-line basis over the related lease term. As of December 31, 2018 and 2017, total costs incurred were $1.9 million, and the unamortized balance was approximately $1.1 million and $1.3 million, respectively. Amortization expense for the years ended December 31, 2018 and 2017 was approximately $140,000.

Other Assets

Other assets consist primarily of deferred financing costs, prepaid insurance, property taxes and other. Additionally, other assets will be amortized to expense over their future service periods. Balances without future economic benefit are expensed as they are identified.

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

We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. If it is determined that a decline in the fair value of our investments is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors. We did not record any impairments related to our equity-method investments for the years ended December 31, 2018 and 2017.

Revenue Recognition

On January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606). Our adoption of this new revenue recognition standard did not have a significant impact on our consolidated financial statements as our rental revenue relates to triple net leases and related tenant reimbursements, which are excluded from this standard. Additionally, interest income from our notes receivable is excluded from this standard.

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

Stock-Based Compensation

We record stock-based compensation expense for share-based payments to employees and directors, including grants of stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized ratably over the vesting term and is included in general and administrative expense in our consolidated statements of operations. Forfeitures are recognized as they occur. See Note 10 for further information.

Noncontrolling Interest in Consolidated Subsidiary

Noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by us. As of December 31, 2018 and 2017, the noncontrolling interest mainly relates to CHP, LLC.

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

Income Taxes

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate for the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2015 and subsequent years, and state income tax returns are subject to audit for the year ended December 31, 2014 and subsequent years.

We have elected to treat SAM TRS as a taxable REIT subsidiary, which generally may engage in any business, including the provision of customary or non-customary services for our tenants. SAM TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.   SAM TRS has deferred tax assets related to their NOL (which expires in or after 2035 for federal and state) for a total of $1,081,000, which has a full valuation allowance as of December 31, 2018 and 2017. Due to the losses incurred and the full valuation allowance on deferred tax assets, there was no tax provision related to SAM TRS in 2018 and 2017.

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

Basic and Diluted Net Loss and Distributions per Common Share

Basic and diluted net loss per common share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. For each of the years ended December 31, 2018 and 2017, 1,230,908 and 895,408 stock options, respectively, have been excluded from the weighted-average number of shares outstanding since their effect was anti-dilutive. The basic and diluted loss applicable to common stockholders for the years ended December 31, 2018 and 2017 is computed by dividing the loss applicable to common stockholders of $0.9 million and $1.3 million by the weighted average number of shares outstanding of 23,027,978, respectively.

Recently Adopted Accounting Pronouncements

Restricted Cash

On January 1, 2018, the Company adopted the FASB Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

The Company’s statements of cash flows for the year ended December 31, 2017 has been retroactively restated for the effect of adopting this ASU, adding approximately $3.8 million to the beginning of the period cash, cash equivalents and restricted cash and approximately $3.4 million to the end of the period cash, cash equivalents and restricted cash. This reclassification resulted in an decrease to cash, cash equivalents and restricted cash provided by operating activities by $32,000 (related to the change in restricted cash held for operating activities) and an increase to cash, cash equivalents and restricted cash used in investing activities by $327,000 (related to the change in restricted cash held for capital improvements).

See Revenue Recognition above for further information regarding our adoption of Revenue from Contracts with Customers (Topic 606) on January 1, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard (Topic 842) requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sales-type lease if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements, which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, ASU No. 2018-11 provides lessors with the option to elect a practical expedient allowing them to not separate lease and nonlease components in a contract for the purpose of revenue recognition and disclosure. This practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the nonlease component and the related lease component and (ii) the lease component, if accounted for separately, would be classified as an operating lease. This practical expedient causes an entity to assess whether a contract is predominantly lease or service based and recognize the entire contract under the relevant accounting guidance (i.e., predominantly lease-based would be accounted for under ASU 2016-02 and predominantly service-based would be accounted for under the Revenue ASUs).

In November 2018, the FASB has issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which is expected to reduce a lessor’s implementation and ongoing costs associated with applying the new leases standard. The ASU also clarifies a specific lessor accounting requirement. Specifically, ASU No. 2018-20 addresses the following issues facing lessors when applying the leases standard: Certain lessor costs paid directly by lessees. The amendments in the ASU related to certain lessor costs require lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments. A lessor will record those reimbursed costs as revenue.

The Company plans to adopt the requirements of Topic 842 effective January 1, 2019, the first day of fiscal year 2019, and will use the cumulative-effect transition method. The Company anticipates taking advantage of the practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases, and lease classifications for existing or expired leases, and initial direct costs for existing leases, and the Company is further evaluating other optional practical expedients. We continue to evaluate the impact of our adoption of this new standard in 2019 and we estimate the effect on our consolidated balance sheet could be approximately $0.3 million, as we have an operating lease that will be added to the assets and liabilities of our consolidated balance sheet. As generally accepted accounting principles for lessors remains mostly unchanged, we do not expect it to have an impact on the total amount of revenues recognized from our leases from our tenants, however, beginning in 2019, the presentation of our rental revenues and tenant reimbursements will be combined into one line item on our consolidated statements of operations under lease revenue.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”), which amends ASU 2016-13 to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20, and instead, impairment of such receivables should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted as of the fiscal years beginning after December 15, 2018. An entity will apply the amendments in these updates through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

Reclassifications

See above under Recently Adopted Accounting Pronouncements for reclassifications due to the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

3. Investments in Real Estate Properties

As of December 31, 2018 and 2017, investments in real estate properties including those held by our consolidated subsidiaries:

	2018	2017
Land	$8,003,000	$7,318,000
Buildings and improvements	69,284,000	69,254,000
Less: accumulated depreciation	(11,162,000)	(9,012,000)
Buildings and improvements, net	58,122,000	60,242,000
Furniture and fixtures	6,829,000	6,755,000
Less: accumulated depreciation	(5,952,000)	(5,252,000)
Furniture and fixtures, net	877,000	1,503,000
Real estate properties, net	$67,002,000	$69,063,000

Depreciation expense (excluding leasing commission amortization) for the years ended December 31, 2018 and 2017 was approximately $2.9 million.

As of December 31, 2018, our portfolio consisted of 11 real estate properties which were 100% leased to the tenants of the related facilities. The following table provides summary information regarding our portfolio (excluding the 36 properties owned by our unconsolidated Equity-Method Investments) as of December 31, 2018:

Property	Location	Date Purchased	Type(1)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,634,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,065,000	63
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	10,725,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,777,000	73
Danby House	Winston-Salem, NC	January 31, 2013	AL/MC	9,700,000	7,522,000	100
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	7,101,000	66
The Shelby House	Shelby, NC	October 4, 2013	AL	4,500,000	4,644,000	72
The Hamlet House	Hamlet, NC	October 4, 2013	AL	6,500,000	3,924,000	60
The Carteret House	Newport, NC	October 4, 2013	AL	4,300,000	3,310,000	64
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,610,000	90
Total:				$82,265,000	$66,112,000	854

(1)	SNF is an abbreviation for skilled nursing facility.
AL is an abbreviation for assisted living facility.
MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for properties owned as of December 31, 2018 are as follows:

Years ending December 31,
2019	7,740,000
2020	7,902,000
2021	8,068,000
2022	8,237,000
2023	8,409,000
Thereafter	52,579,000
$92,935,000

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

4. Loans Payable

As of December 31, 2018 and 2017, loans payable consisted of the following:

	December 31, 2018	December 31, 2017
Loan payable to CIBC Bank USA in monthly installments of approximately $70,000, including cash collateral and interest at LIBOR plus 3.75% (6.1% at December 31, 2018), due in March 2021, and collateralized by Friendship Haven.	$10,725,000	$-

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	$10,610,000	$-

Loan payable to Capital One, National Association in monthly installments of approximately $36,000, including interest at LIBOR plus 2.95% (4.3% at December 31, 2017), was terminated in September 2018 and was collateralized by Pennington Gardens.	$-	$10,050,000

Loan payable to Healthcare Financial Solutions, LLC in monthly installments of approximately $15,000, including interest at LIBOR (floor of 0.50%) plus 4.0% (6.4% and 5.3% at December 31, 2018 and 2017, respectively), and is due in July 2019, and is collateralized by Sundial Assisted Living.	$2,800,000	$2,800,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $53,000, including interest at LIBOR (floor of 0.75%) plus 6.50% (8.1% as of December 31, 2017), was terminated in March 2018 and was collateralized by Friendship Haven as of December 31, 2017.	$-	$6,880,000

Loans payable to Lancaster Pollard (insured by HUD) in monthly installments of approximately $209,000, including interest, ranging from a fixed rate of 3.70% to 3.78%, due in September 2039 through January 2051, and collateralized by Sheridan, Fernhill, Pacific Health, Shelby, Hamlet, Carteret, Aledo and Danby.	41,977,000	42,889,000
	66,112,000	62,619,000
Less debt issuance costs	(2,062,000)	(1,788,000)
Total loans payable	$64,050,000	$60,831,000

As of December 31, 2018, we have total debt obligations of approximately $66.1 million that will mature between 2019 and 2053. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of December 31, 2018, we were in compliance with all of our debt covenants.

In connection with our loans payable, we incurred debt issuance costs. As of December 31, 2018 and 2017, the unamortized balance of the debt issuance costs was approximately $2.1 million and $1.8 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the years ended December 31, 2018 and 2017, approximately $0.3 million and $0.2 million, respectively, of debt issuance costs were amortized and included in interest expense in our consolidated statements of operations. See below under Oxford Finance, LLC and under Capital One regarding termination expenses.

During the years ended December 31, 2018 and 2017, we incurred approximately $3.3 million and $2.8 million, respectively, of interest expense related (excluding debt issuance cost amortization) to our loans payable.

The principal payments due on the loans payable (excluding debt issuance costs) for each of the five following years and thereafter ending December 31 are as follows:

Year	Principal Amount
2019	4,115,000
2020	1,367,000
2021	11,433,000
2022	1,219,000
2023	1,266,000
Thereafter	46,712,000
$66,112,000

The following information notes the loan activity for the years ended December 31, 2018 and 2017:

CIBC Bank USA

On March 30, 2018, CHP Friendswood SNF, LLC entered into a $10,725,000, three-year term loan and security agreement with CIBC Bank USA, which is collateralized by the Friendship Haven facility. We received approximately $9.0 million on March 30, 2018 (which was used to pay off the Oxford Finance loan discussed below) and the remaining $1.7 million on April 16, 2018. The loan bears interest at One Month LIBOR (London Interbank Offered Rate) plus 3.75%, and matures on March 30, 2021. The monthly payments, commencing in May 2018, consist of interest plus approximately $18,000 of cash loan guarantee payments, (increasing to $19,000 for year 2 and $20,000 for year 3), which will be held in a cash loan guarantee fund until maturity date. As of December 31, 2018, the total amount of approximately $147,000 is included in restricted cash on our consolidated balance sheet. If the loan is refinanced prior to the maturity date, the loan payments in the cash loan guarantee fund will be released to us; otherwise at the maturity date, the loan payments in the cash loan guarantee fund will be released to the lender and applied to the outstanding principal balance. The loan may be prepaid with no penalty if the property is refinanced through United States Department of Housing and Urban Development (“HUD”); otherwise we will be required to pay a prepayment premium of 2% of the loan balance prior to the first anniversary and 1% thereafter through maturity. We incurred approximately $0.2 million in debt issuance costs. See table above listing loans payable for further information.

Capital One

We had a secured term loan agreement with Capital One, National Association collateralized by the Pennington Gardens facility that was terminated on September 27, 2018 as the loan was refinanced with Capital One Multifamily Finance, LLC and insured by HUD (“HUD Pennington Loan”). We expensed the unamortized balance of approximately $15,000 of debt issuance costs related to the original Capital One loan, which is included in interest expense in our consolidated statements of operations.

The HUD Pennington Loan is collateralized by the Pennington Gardens facility. The loan bears interest at a fixed rate of 4.23%, plus 0.65% for mortgage insurance premiums, for the term of the loan. The loan matures in September 2053 and amortizes over 35 years. We incurred approximately $0.3 million in debt issuance costs. The note contains a prepayment penalty of 10% in year 1, which reduces each year by 100 basis points, until there is no longer a prepayment penalty beginning in year 11. See table above listing loans payable for further information.

Healthcare Financial Solutions, LLC (a.k.a. Capital One)

We have an amended loan agreement for the Sundial Assisted Living property located in Redding with Healthcare Financial Solutions, LLC (“HFS”). See table above listing loans payable for further information. The loan was interest-only through January 2017 and then the loan payments increased to approximately $15,000 a month, including interest. The principal payment portion of this loan payment commencing in February 2017 is being held in a cash loan guarantee fund until maturity date. As of December 31, 2018, the total amount of approximately $105,000 is included in restricted cash on our consolidated balance sheet. If the loan is refinanced prior to the maturity date, the loan payments in the cash loan guarantee fund will be released to us; otherwise at the maturity date, the loan payments in the cash loan guarantee fund will be released to the lender and applied to the outstanding principal balance. Additionally, the loan is collateralized by the property and cross-guaranteed with several properties owned by the SUL JV, which will be released from the guarantee when the property is refinanced with a HUD-insured loan or upon repayment at the maturity date.

Oxford Finance, LLC

On March 30, 2018, we terminated our secured term loan agreement with Oxford Finance, LLC, which was collateralized by the Friendship Haven facility. See table above listing loans payable for further information. As we prepaid the loan prior to the maturity date of October 2019, we paid an exit fee of $87,500, a prepayment penalty of approximately $69,000 and $10,000 in other costs. Additionally, we expensed the unamortized balance of approximately $79,000 of debt issuance costs related to this loan. These payments were expensed to interest expense in our consolidated statements of operations in March 2018.

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

5. Equity-Method Investments

As of December 31, 2018 and 2017, the balances of our Equity-Method Investments were approximately $9.7 million and $9.2 million, respectively, and are as follows:

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

In April 2015, the Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the original six properties contributed in April 2015 (“JV 2 Properties”) due to cash restrictions related to the loans payable for the contributed JV 2 Properties. In April 2017, we received approximately $122,000 to pay down the distribution receivable from one of the JV 2 properties. In December 2017, we received approximately $56,000 to pay down the distribution receivable from two of the JV 2 properties. As of December 31, 2018 and 2017, the receivable of $184,000, due from the JV 2 properties is included in tenant and other receivables on our consolidated balance sheets.

In April 2017, one of the JV 2 properties that owed Summit approximately $110,000 in distributions payable was able to repay the funds; however, the cash was retained by the property to fund future capital calls. Through December 31, 2018, we applied approximately $5,000 of this as additional capital. As of December 31, 2018 and 2017, the remaining balance of $105,000 is included in tenant and other receivables in our consolidated balance sheets.

As of December 31, 2018 and 2017, the balance of our equity-method investment related to the SUL JV was approximately $3.3 million and $3.6 million, respectively.

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

As of December 31, 2018 and 2017, the balance of our equity-method investment related to the Fantasia JV was approximately $2.2 million and $1.1 million, respectively.

Summit Fantasia Holdings II, LLC

The Fantasia II JV will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the Fantasia II JV (the “Fantasia II LLC Agreement”).

In February 2017, through the Fantasia II JV, we acquired a 20% interest in two skilled nursing facilities, located in Rhode Island. Fantasia II JV paid a total aggregate purchase price of $27 million, which was funded through capital contributions from the members of the Fantasia II JV plus the proceeds from a collateralized loan. The facilities consist of a total of 318 licensed beds, and are operated by and leased to a third party operator. We contributed approximately $1.9 million for the acquisition, which includes approximately $0.2 million of acquisition costs paid in 2016.

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

As of December 31, 2018 and 2017, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.6 million and $1.8 million, respectively.

Summit Fantasia Holdings III, LLC

The Fantasia III JV will continue until an event of dissolution occurs, as defined in the limited liability company agreement of the Fantasia III JV (the “Fantasia III LLC Agreement”).

On August 10, 2017, through the Fantasia III JV, we acquired a 10% interest in nine skilled nursing facilities, located in Connecticut. Fantasia III JV paid a total aggregate purchase price of $60 million for the properties, which was funded through capital contributions from the members of the Fantasia III JV plus the proceeds from a collateralized loan. The facilities consist of a total of 1,285 licensed beds, and are operated by and leased to a third party operator. We contributed approximately $2.0 million to the Fantasia III JV in connection with the acquisition.

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

As of December 31, 2018 and 2017, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.7 million and $1.8 million, respectively.

Summit Fantasy Pearl Holdings, LLC

The FPH JV will continue until an event of dissolution occurs, as defined in the limited liability company agreement of the FPH JV (the “FPH LLC Agreement”).

In November 2017, through the FPH JV, we acquired a 10% interest in six skilled nursing facilities, located in Iowa. FPH JV paid a total aggregate purchase price of $29.5 million for the properties, which was funded through capital contributions from the members of the FPH JV plus the proceeds from a collateralized loan. The facilities consist of a total of 511 licensed beds, and are operated by and leased to a third party operator. We contributed approximately $0.9 million to the FPH JV in connection with the acquisition.

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

As of December 31, 2018 and 2017, the balance of our equity-method investment related to the FPH JV was approximately $0.9 million and $0.9 million, respectively.

Summarized Financial Data for Equity-Method Investments

Our Equity-Method Investments are significant equity-method investments in the aggregate. The results of operations of our Equity-Method Investments for the year ending December 31, 2018 are summarized below:

	SUL JV	Fantasia JV	Fantasia II JV	Fantasia III JV	FPH JV	Combined Total
Revenue	$16,676,000	$2,043,000	$3,509,000	$7,812,000	$3,559,000	$33,599,000
Net Operating Income	$14,226,000	$1,769,000	$2,844,000	$5,911,000	$3,052,000	$27,802,000
Income from Operations	$8,110,000	$1,009,000	$1,922,000	$4,135,000	$1,707,000	$16,883,000
Net Income	$1,832,000	$34,000	$459,000	$1,358,000	$305,000	$3,988,000
Summit interest in Equity-Method Investments net income	$183,000	$14,000	$92,000	$136,000	$30,000	$455,000

Our Equity-Method Investments are significant equity-method investments in the aggregate. The results of operations of our Equity-Method Investments for the year ending December 31, 2017 are summarized below:

	SUL JV	Fantasia JV	Fantasia II JV	Fantasia III JV	FPH JV	Combined Total
Revenue	$15,657,000	$2,027,000	$2,789,000	$3,021,000	$493,000	$ 23 987,000
Net Operating Income	$14,316,000	$1,799,000	$2,378,000	$2,286,000	$412,000	$21,191,000
Income from Operations	$8,156,000	$1,037,000	$1,604,000	$1,618,000	$237,000	$12,652,000
Net Income	$3,561,000	$119,000	$681,000	$648,000	$51,000	$5,060,000
Summit interest in Equity-Method Investments net income	$356,000	$24,000	$136,000	$65,000	$5,000	$586,000

Distributions from Equity-Method Investments

As of December 31, 2018 and 2017, we have distributions receivable, which is included in tenant and other receivables in our consolidated balance sheets, as follows:

	December 31, 2018	December 31, 2017
SUL JV	$168,000	$169,000
Fantasia JV	156,000	30,000
Fantasia II JV	52,000	58,000
Fantasia III JV	90,000	97,000
FPH JV	13,000	17,000
Total	$479,000	$371,000

For the years ended December 31, 2018 and 2017, we received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, using the cumulative earnings approach, as follows:

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Total Cash Distributions Received	Cash Flow from Operating	Cash Flow from Investing	Total Cash Distributions Received	Cash Flow from Operating	Cash Flow from Investing

SUL JV	$494,000	$183,000	$311,000	$690,000	$356,000	$334,000
Fantasia JV	45,000	14,000	31,000	180,000	24,000	156,000
Fantasia II JV	259,000	92,000	167,000	237,000	136,000	101,000
Fantasia III JV	300,000	136,000	164,000	70,000	65,000	5,000
FPH JV	85,000	30,000	55,000	-	-	-
Total	$1,183,000	$455,000	$728,000	$1,177,000	$581,000	$596,000

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in the agreements. For the years ended December 31, 2018 and 2017, we recorded approximately $0.7 million and $0.8 million, respectively, in acquisition and asset management fees from our Equity-Method Investments.

6. Receivables

Notes Receivable

Friendswood TRS Note

The Operating Partnership entered into an amended and restated promissory note dated January 1, 2018, with Friendswood TRS for approximately $1.1 million. The note does not bear interest and is due in 48 equal payments of approximately $22,000. We recorded a discount of approximately $95,000 on the note using an imputed interest rate of 4.25%. As of December 31, 2018, the balance on the note was approximately $0.7 million.

Fernhill Note

In September 2014, we loaned approximately $140,000 to the operator of the Fernhill facility for certain property improvements at a fixed rate of interest of 6% payable in monthly installments through January 2019. As of December 31, 2018 and 2017, the balance on the note was approximately $3,000 and $0.1 million, respectively. The note was paid in full in January 2019.

Nantucket Note

In January 2015, through our Operating Partnership, we sold Sherburne Commons to The Residences at Sherburne Commons, Inc. (“Sherburne Buyer”), an unaffiliated Massachusetts non-profit corporation, in exchange for $5.0 million, as evidenced by a purchase money note from Sherburne Buyer to us as the lender.

The $5.0 million purchase money note matured on December 31, 2017. In December 2017, we provided an extension on the note until January 2018. Additionally, in December 2017, we collected approximately $0.9 million related to the principal on the note and as of December 31, 2017, the net carrying amount of the note receivable was approximately $3.8 million. In January 2018, we received approximately $4.0 million in full payoff of the note and recorded a gain on the note of approximately $0.2 million.

For the years ended December 31, 2018 and 2017, we received interest payments from the note of approximately $18,000 and $177,000, respectively, which is recorded as interest income from notes receivable in our consolidated statements of operations.

Tenant and Other Receivables, net

Tenant and other receivables, net consists of:

	December 31, 2018	December 31, 2017
Straight-line rent receivables	$3,675,000	$3,046,000
Distribution receivables from Equity-Method Investments	479,000	371,000
Receivable from JV 2 properties	184,000	184,000
Asset management fees	214,000	170,000
Other receivables	114,000	335,000
Total	$4,666,000	$4,106,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through March 31, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of December 31, 2018 and 2017, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our consolidated balance sheets (see Note 9).

As of December 31, 2018 and 2017, we had the following receivables and reserves:

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

8. Concentration of Risk

Our cash is generally invested in investment-grade short-term money market instruments. As of December 31, 2018, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of December 31, 2018, we owned one property in California, three properties in Oregon, four properties in North Carolina, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 36 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the year ended December 31, 2018, we leased our 11 real estate properties to four different tenants under long-term triple net leases, three of which comprise 41%, 23% and 13% of our tenant rental revenue. For the year ended December 31, 2017, we leased our 11 real estate properties to four different tenants under long-term triple net leases, three of which comprise 55%, 30% and 13% of our tenant rental revenue.

As of December 31, 2018 and 2017, we have one tenant that constitutes a significant asset concentration, as the net assets under lease with the tenant were 31% and 33%, respectively, of our total assets.

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

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its directors and two of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company.  On February 22, 2018, the action was assigned to a different trial judge.  On November 30, 2018, the new trial judge vacated the trial date, pending resolution of the Company’s motion for terminating and monetary sanctions.  On February 13, 2019, the trial judge held another hearing on the Company’s motion for terminating and monetary sanctions and indicated that it intended to grant the Company’s motion for terminating sanctions and award the Company monetary sanctions.  However, the trial court has not yet entered an order on the Company’s motion.

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”).  HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. The appeal is currently being briefed by the parties. The Bankruptcy Court has stayed all litigation on HCRE’s motion for damages pending resolution of the appeal on the complaint for violation of the automatic stay by the Court of Appeals. We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

Delbert Freeman and his company, Freescan Ventures, Inc. (collectively, “Freeman”), filed an action against us and Mr. Eikanas, our President, on December 21, 2017 for breach of contract arising out of the sale of the Athens project in Georgia. We originally guaranteed a lease for the development of the Athens project, which was ultimately sold to a third party in June of 2016, thereby releasing us from our obligation. Freeman sued for breach of contract based on an allegation that he was not paid profits he was promised from the proceeds of the project. Freeman is also alleging that he was promised consulting fees of $270,000 from us arising out of an alleged oral agreement to pay consulting fees of $10,000 per month. A trial date has been set for June 30, 2019. We believe that his claims are without merit and are vigorously defending them.

Lake Forest Lease

We entered into a lease agreement, as amended, for corporate office space located in Lake Forest, California, which expires in April 2022. Lease payments for the next four years are as follows:

Year	Lease payments
2019	100,000
2020	104,000
2021	108,000
2022	36,000
$348,000

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

Distributions

The Company declared a cash distribution per common share in November 2018, which was paid on January 31, 2019 to shareholders of record as of January 15, 2019. The $1.5 million distribution was recorded as a distribution payable as of December 31, 2018 which is included in accounts payable and accrued liabilities in our consolidated balance sheets. The Company declared no cash distributions per common share during the year ended December 31, 2017.

Our distribution reinvestment plan was suspended indefinitely effective December 31, 2010. At this time, we cannot provide any assurance as to if or when we will resume our distribution reinvestment plan.

Share-Based Compensation Plans

Upon the grant of stock options, we determine the exercise price by using our estimated per-share value, which is calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the book value, utilizing a discount for the fact that the shares are not currently traded on a national securities exchange and a control premium, and divided by the total by the number of our common shares outstanding at the time the options were granted.

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

The Incentive Plan provides that the total number of shares of common stock that may be issued is 3,000,000, of which 1,769,092 is available for future issuances as of December 31, 2018.

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

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

2018
Stock options granted	341,500
Expected Volatility	21.97%
Expected lives	2.4 years
Risk-free interest rate	2.27%
Dividends	0%
Fair value per share	$0.36

The following table summarizes our stock options as of December, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	895,408	$1.90
Granted	341,500	2.24
Exercised	—
Cancelled/forfeited	(6,000)	2.13
Options outstanding at December 31, 2018	1,230,908	$1.99	8.05	$1,029,000

Options exercisable at December 31, 2018	970,179	$1.94	7.81	$864,000

For our outstanding non-vested options as of December 31, 2018, the weighted average grant date fair value per share was $0.36. As of December 31, 2018, we have unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized as follows:

Years Ending December 31,
2019	$62,000
2020	27,000
2021	5,000
$94,000

The stock-based compensation expense reported for the years ended December 31, 2018 and 2017 was approximately $100,000 and $106,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

11. Dispositions

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

TRS Disposition

Effective January 1, 2018, we assigned our interest in Friendswood TRS, the licensed operator and tenant of Friendship Haven, to HMG, the management company of Friendship Haven.

Therefore, as of January 1, 2018, Friendswood TRS is no longer consolidated in our consolidated financial statements. The consolidated statement of operations for the year ended December 31, 2017 has been restated to present the operations of Friendswood TRS as a discontinued operation.

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

The income from discontinued operations presented in the consolidated statements of operations related to Friendswood TRS consists for the following for the years ended December 31, 2017:

December 31, 2017
Revenues:
Resident services and fee income	$9,354,000
Other revenues	11,000
9,365,000
Expenses:
Property operating costs	603,000
Resident services costs	6,657,000
General and administrative	116,000
Depreciation and amortization	56,000
7,432,000

Income from discontinued operations	$1,933,000

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of Friendswood TRS held for sale” and “Liabilities of Friendswood TRS held for sale,” respectively, in the accompanying consolidated balance sheets at December 31, 2017, and consist of the following:

December 31, 2017
ASSETS:
Cash and cash equivalents	$459,000
Real estate properties, net	320,000
Tenant and other receivables, net	947,000
Other assets	36,000
Total assets	$1,762,000
LIABILITIES:
Accounts payable and accrued liabilities	821,000
Accrued salaries and benefits	77,000
Total liabilities of property held for sale	$898,000

Total operating, investing and financing activities from cash flows of the discontinued operations were $455,000, $(71,000) and $72,000, respectively, for the year ended December 31, 2017.

In January 2018, we recorded a gain of $109,000 on the disposition of Friendswood TRS, which is recorded in discontinued operations in the consolidated statements of operations.

12. Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2018 and 2017, we operate in one reportable segment: healthcare real estate. We are managed as one segment, rather than multiple segments for internal purposes and for internal decision making.

13. Subsequent Events

Issuance of Stock Options

On January 1, 2019, the Compensation Committee of the Board of Directors approved the issuance of 47,500 stock options to our employees. The stock options will be granted under the Incentive Plan (see Note 10), will vest monthly over three years and expire 10 years from the grant date.

On March 20, 2019, the Compensation Committee of the Board of Directors approved the issuance of 225,000 stock options to each of our executives.  The stock options will be granted under the Incentive Plan (see Note 10) and the options vested 33% on the grant date and the remaining 67% will vest in equal monthly installments beginning April 1, 2019 and continuing over a two-year period through March 1, 2021. The options expire 10 years from the grant date.

On March 20, 2019, the Compensation Committee of the Board of Directors approved the issuance of 110,000 stock options under our Incentive Plan to our directors. The stock options vest monthly beginning on April 1, 2019 and continuing over a three-year period through March 1, 2022. The options expire 10 years from the grant date.

Sale of Four North Carolina Properties

On February 14, 2019, our wholly-owned subsidiaries HP Shelby, LLC, HP Hamlet, LLC, HP Carteret, LLC, and the Company’s 95%-owned subsidiary, HP Winston-Salem, LLC, pursuant to a Purchase and Sale Agreement (the “Agreement”) with Agemark Acquisition, LLC (the “Purchaser”), sold to the Purchaser (the “Sale”) the following four properties located in North Carolina (“NC Properties”): The Shelby House, a 72-bed assisted living facility located in Shelby, North Carolina; The Hamlet House, a 60-bed assisted living facility located in Hamlet, North Carolina, The Carteret House, a 64-bed assisted living facility located in Newport, North Carolina and Danby House, a 100-bed assisted living and memory care facility located in Winston-Salem, North Carolina.

The total consideration received by the Company and its subsidiaries pursuant to the Agreement was $27.0 million in the form of cash. On the date of the Sale, the aggregate carrying value of the NC Properties on the Company’s consolidated balance sheet was approximately $2.6 million, and the total assets of the NC Properties were approximately $22.1 million, less liabilities of approximately $19.5 million, including approximately $19.4 million of outstanding principal under U.S. Department of Housing and Urban Development-insured loans (the “HUD Loans”). The HUD Loans were paid off in full using the proceeds of the Sale. As a result of the Sale, as of February 15, 2019, the NC Properties will no longer be included in the Company’s consolidated financial statements.

Indiana acquisition

On February 28, 2019 we formed a new joint venture (“Indiana JV”), and on March 13, 2019, we entered into a Limited Liability Company Agreement (“Indiana JV Agreement”) through our wholly-owned subsidiary, Summit Indiana, LLC, with two unrelated parties: a real estate holding company and a global institutional asset management firm, both Delaware limited liability companies.  We have a 15% membership interest in the Indiana JV.

On March 13, 2019, through the Indiana JV, we acquired a 15% interest in 14 skilled nursing facilities, located in Indiana.  Indiana JV paid a total aggregate purchase price of approximately $128.7 million for the properties, which was funded through capital contributions from the members of the Indiana JV plus the proceeds from a collateralized loan. The facilities consist of a total of 1,133 licensed beds, and will be operated by and leased to an affiliate of the real estate holding company.

We serve as the operating member of the Indiana JV and provide management services in exchange for fees and reimbursements. Under the Indiana JV Agreement, as the operating member, we are paid an annual asset management fee equal to 5% of the then base rents payable under the master lease.

We contributed approximately $4.9 million for this equity investment.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

Date: March 22, 2019	By:	/s/ Kent Eikanas
Kent Eikanas
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2019.

Name	Title

/s/ Kent Eikanas	President
Kent Eikanas	(Principal Executive Officer)

/s/ Elizabeth A. Pagliarini	Chief Financial Officer
Elizabeth A. Pagliarini	(Principal Financial Officer)

/s/ J. Steven Roush	Director
J. Steven Roush

/s/ Suzanne Koenig	Director
Suzanne Koenig

/s/ Kent Eikanas	Director
Kent Eikanas

EXHIBIT INDEX

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)).

3.3	Articles of Amendment of Cornerstone Core Properties REIT, Inc. dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of Cornerstone Core Properties REIT, Inc. dated June 30, 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).

10.1	Healthcare Facility Note (incorporated by reference to the form of such note on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2014).

10.2	Form of Healthcare Facility Note with respect to HUD-insured loans (incorporated by reference to the form of such note on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2014).

10.3	Form of Healthcare Regulatory Agreement – Borrower between borrowers and HUD dated November 25, 2014 (incorporated by reference to the form of such agreement on Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 2, 2014).

10.4	Cornerstone Healthcare Partners LLC Operating Agreement dated June 11, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.5	Limited Liability Company Agreement of Summit Union Life Holdings, LLC between Summit Healthcare Operating Partnership, LP and Best Years, LLC dated as of April 7, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2015).

10.6	Assignment and Assumption of Limited Liability Company Membership Interests made by Summit Healthcare Operating Partnership, LP and Summit Union Life Holdings, LLC dated as of April 28, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 1, 2015).

10.7	Employment Agreement, dated as of September 23, 2015, between Kent Eikanas and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.8	Employment Agreement, dated as of September 23, 2015, between Elizabeth Pagliarini and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.9	Healthcare Facility Note with respect to HUD – insured loans between HP Aledo, LLC and Lancaster Pollard Mortgage Company, LLC dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.10	Healthcare Regulatory Agreement – Borrower between HP Aledo, LLC and HUD dated October 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.11	Healthcare Regulatory Agreement – Borrower between HP Winston-Salem, LLC and HUD dated December 16, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2015).

10.12	Second Amendment to Limited Liability Company Agreement of Summit Union Life Holdings, LLC dated as of December 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2015).

10.13	Assignment and Assumption of Limited Liability Company Membership Interests made by Summit Healthcare Operating Partnership, LP and Summit Union Life Holdings, LLC dated as of December 24, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 30, 2015).

10.14	Healthcare Facility Note with respect to HUD – insured loans between HP Winston-Salem, LLC and Lancaster Pollard Mortgage Company, LLC dated December 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2015).

10.15	Agreement of Limited Partnership of Cornerstone Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-121238) filed on August 30, 2005).

10.16	Indemnification Agreement dated July 31, 2014 by and between the Company and Kent Eikanas (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2014).

10.17	Indemnification Agreement dated September 2, 2014 by and between the Company and Elizabeth Pagliarini (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2014).

10.18	Purchase and Sale Agreement between Summit Healthcare REIT, Inc. and Family Healthreach, Inc. dated as of April 5, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 18, 2017).

10.19	Lease Agreement between CHP Portland, LLC, CHP Tigard, LLC and Sheridan Care Center LLC, and SNF Management, LLC dated September 1, 2014 (incorporated by reference on Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

10.20	Membership Interest Purchase, Assignment, Resignation and Release Agreement between HMG Park Manor of Friendswood, LLC and Summit Healthcare REIT, Inc. dated January 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

10.21	Amended and Restated Lease between CHP Friendswood SNF, LLC and Friendswood TRS, LLC dated January 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

10.22	Amended and Restated Promissory Note between Friendswood TRS, LLC and Summit Healthcare Operating Partnership, L.P. dated January 1, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

10.23	Term Loan and Security Agreement between CHP Friendswood SNF, LLC, as borrower, and CIBC Bank USA, dated March 30, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2018).

10.24	Healthcare Facility Note with respect to HUD – insured loans between Summit Chandler, LLC and Capital One Multifamily Finance, LLC, dated September 27, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2018).

10.25	Healthcare Regulatory Agreement – Borrower between Summit Chandler, LLC and HUD, dated September 27, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2018).

10.26	Amendment No. 2 to Employment Agreement, dated as of October 1, 2018, between Kent Eikanas and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2018).

10.27	Amendment No. 2 to Employment Agreement, dated as of October 1, 2018, between Elizabeth Pagliarini and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2018).

10.28	Purchase and Sale Agreement dated January 18, 2019, by and among HP Shelby, LLC, HP Hamlet, LLC, HP Carteret, LLC, and HP Winston-Salem, LLC and the Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2019).

10.29	Amendment to Purchase and Sale Agreement dated February 6, 2019 by and among HP Shelby, LLC, HP Hamlet, LLC, HP Carteret, LLC, and HP Winston-Salem, LLC and the Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2019).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Current Report on Form 8-K filed on June 23, 2014).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of BDO USA, LLP (filed herewith).

23.2	Consent of Aaron Bloom, C.P.A (filed herewith).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	WPH Salem, LLC Combined Financial Statements as of and for the years ended December 31, 2018 and 2017 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document