Form 10-Q
period 2019-03-31
Summit Healthcare REIT, Inc
filed 2019-05-14
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 6, 2019, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$11,304,000	$11,463,000
Restricted cash	2,543,000	3,493,000
Real estate properties, net	47,707,000	67,002,000
Notes receivable	764,000	730,000
Tenant and other receivables, net	3,388,000	4,666,000
Deferred leasing commissions, net	659,000	1,133,000
Other assets, net	646,000	319,000
Equity-method investments	14,457,000	9,719,000
Total assets	$81,468,000	$98,525,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,370,000	$3,901,000
Security deposits	664,000	1,208,000
Loans payable, net of debt issuance costs	45,213,000	64,050,000
Total liabilities	48,247,000	69,159,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at March 31, 2019 and December 31, 2018	23,000	23,000
Additional paid-in capital	116,018,000	115,950,000
Accumulated deficit	(83,033,000)	(86,956,000)
Total stockholders’ equity	33,008,000	29,017,000
Noncontrolling interests	213,000	349,000
Total equity	33,221,000	29,366,000
Total liabilities and equity	$81,468,000	$98,525,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Rental revenues	$2,079,000	$2,059,000
Tenant reimbursements	—	282,000
Total rental revenues	2,079,000	2,341,000
Acquisition and asset management fees	210,000	187,000
Interest income from notes receivable	6,000	24,000
Total operating revenue	2,295,000	2,552,000

Expenses:
Property operating costs	294,000	353,000
General and administrative	1,275,000	1,089,000
Depreciation and amortization	499,000	795,000
Total operating expenses	2,068,000	2,237,000

Other operating income:
Gain on sale of real estate properties	4,147,000	—
Operating income	4,374,000	315,000

Income from equity-method investees	130,000	160,000
Other income	52,000	14,000
Interest expense	(756,000)	(1,069,000)
Gain on note receivable	—	186,000
Income (loss) from continuing operations	3,800,000	(394,000)

Discontinued operations:
Gain on disposition of Friendswood TRS	—	109,000
Income from discontinued operations	—	109,000

Net income (loss)	3,800,000	(285,000)
Noncontrolling interests’ share in net income (loss)	123,000	(3,000)
Net income (loss) applicable to common stockholders	$3,923,000	$(288,000)

Earnings per common share:
Basic:
Income (loss) from continuing operations	$0.17	$(0.02)
Net income (loss) applicable to common stockholders	$0.17	$(0.02)

Diluted:
Income (loss) from continuing operations	$0.17	$(0.02)
Net income (loss) applicable to common stockholders	$0.17	$(0.02)

Weighted average shares used to calculate earnings per common share:
Basic	23,027,978	23,027,978
Diluted	23,513,331	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2019	23,027,978	$23,000	$115,950,000	$(86,956,000)	$29,017,000	$349,000	$29,366,000
Stock-based compensation	—	—	68,000	—	68,000	—	68,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(13,000)	(13,000)
Net income (loss)	—	—	—	3,923,000	3,923,000	(123,000)	3,800,000
Balance — March 31, 2019	23,027,978	$23,000	$116,018,000	$(83,033,000)	$33,008,000	$213,000	$33,221,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2018	23,027,978	$23,000	$117,349,000	$(86,040,000)	$31,332,000	$564,000	$31,896,000
Stock-based compensation	—	—	14,000	—	14,000	—	14,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(97,000)	(97,000)
Net income (loss)	—	—	—	(288,000)	(288,000)	3,000	(285,000)
Balance — March 31, 2018	23,027,978	$23,000	$117,363,000	$(86,328,000)	$31,058,000	$470,000	$31,528,000

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,800,000	$(285,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs	35,000	71,000
Depreciation and amortization	499,000	795,000
Straight-line rents	(111,000)	(165,000)
Write-off of debt issuance costs	-	79,000
Stock-based compensation expense	68,000	14,000
Gain on sale of real estate properties	(4,147,000)	-
Gain on disposition of Friendswood TRS	-	(109,000)
Gain on notes receivable	-	(186,000)
Income from equity-method investees	(130,000)	(160,000)
Change in operating assets and liabilities:
Tenant and other receivables, net	83,000	364,000
Other assets	(73,000)	(21,000)
Accounts payable and accrued liabilities	60,000	376,000
Net cash provided by operating activities	84,000	773,000

Cash flows from investing activities:
Proceeds from sale of real estate properties, net of transaction costs	24,725,000	-
Real estate acquisition	-	(715,000)
Real estate additions	-	(74,000)
Investment in equity-method investees	(4,905,000)	(63,000)
Distributions received from equity-method investees	118,000	228,000
Issuance of notes receivable	(97,000)	-
Payments from notes receivable	64,000	4,072,000
Net cash provided by investing activities	19,905,000	3,448,000

Cash flows from financing activities:
Proceeds from issuance loans payable	-	9,017,000
Payments of loans payable	(19,586,000)	(7,105,000)
Distributions payable	(1,499,000)	-
Distributions paid to noncontrolling interests	(13,000)	(97,000)
Deferred financing costs	-	(245,000)
Net cash (used in) provided by financing activities	(21,098,000)	1,570,000
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,109,000)	5,791,000
Cash, cash equivalents and restricted cash – beginning of period	14,956,000	7,298,000
Cash, cash equivalents and restricted cash – end of period	$13,847,000	$13,089,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$730,000	$840,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 100% of three properties, 95.3% of four properties, a 10% equity interest in an unconsolidated equity-method investment that holds 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, a 10% equity interest in an unconsolidated equity-method investment that holds six properties and a 15% equity interest in an unconsolidated equity-method investment that holds 14 properties. Summit is a Maryland corporation, formed in 2004 under the General Corporation Law of Maryland for the purpose of investing in and owning real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, except where the context otherwise requires.

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

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated with our financial statements and owns four properties (the “JV Properties”) with another partially owned subsidiary. As of March 31, 2019, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest. See Note 13 for the disposition of real estate properties which includes one of the JV Properties.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2019 and December 31, 2018, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2019 and December 31, 2018, we have a 35% interest in the Fantasia JV which owns two properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2019 and December 31, 2018, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2019 and December 31, 2018, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2019 and December 31, 2018, we have a 10% interest in the FPH JV which owns six properties.

Indiana JV– Equity-Method Investment

In February 2019, through our wholly-owned subsidiary, Summit Indiana, LLC, we formed a new joint venture (“Indiana JV”), a Delaware limited liability company. On March 13, 2019, we entered into a Limited Liability Company Agreement (“Indiana JV Agreement”) with two unrelated parties: a real estate holding company and a global institutional asset management firm, both Delaware limited liability companies. The Indiana JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2019, we have a 15% interest in the Indiana JV which owns 14 properties.

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC (“SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia JV, Fantasia II JV, Fantasia III JV, and FPH JV, and as the operating member of the Indiana JV (collectively, our “Equity-Method Investments”), and provide management services in exchange for fees and reimbursements. All acquisition fees and asset management fees earned by us are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS. See Notes 5 and 7 for further information.

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 22, 2019. There have been no material changes to our policies since that filing except as noted under Recently Adopted Accounting Pronouncements.

The accompanying condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2018 consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 22, 2019 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2018 have been omitted in this report.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, the Operating Partnership (of which the Company owns 99.88%) and CHP LLC (of which the Company owns 95%). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$11,304,000	$11,463,000
Restricted cash	2,543,000	3,493,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$13,847,000	$14,956,000

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted the FASB Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”), using the modified retrospective approach and have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, permits us to carry forward our prior conclusions for lease classification, the ability not to reassess existing or whether any expired contracts contain leases, lease classification for existing or expired leases, and initial direct costs on existing leases. We also made an accounting policy election to keep short-term leases less than twelve months off the balance sheet for all classes of underlying assets. The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sales-type lease if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results.

After evaluating our tenant leases, we have concluded that these are operating type leases. Additionally, lessors were provided with the option to elect a practical expedient allowing them to not separate lease and nonlease components in a contract for the purpose of revenue recognition and disclosure. This practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the nonlease component and the related lease component and (ii) the lease component, if accounted for separately, would be classified as an operating lease. This practical expedient causes an entity to assess whether a contract is predominantly lease or service based and recognize the entire contract under the relevant accounting guidance (i.e., predominantly lease-based would be accounted for under ASU 2016-02 and predominantly service-based would be accounted for under the Revenue ASUs).

The FASB also issued ASU 2018-20 "Leases (Topic 842) - Narrow Improvements for Lessors," which provides lessors the ability to make an accounting policy election not to evaluate whether certain sales taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. A lessor that makes this election will exclude these taxes from the measurement of lease revenue and the associated expense. Upon adoption of ASC 842, we utilized this practical expedient in instances in which real estate taxes are paid directly by our tenants to taxing authorities. For triple-net leasing arrangements in which the tenant remits payment for real estate taxes to us and we pay the taxing authority, we have included the associated revenue and expense in total rental revenues and property operating costs on the condensed consolidated statements of operations. This reporting had no impact on our net income.

Additionally, under Topic 842, we must assess if all payments under the lease are probable of being collected.  If tenant lease payments are not probable of being collected, then the revenues will be recognized on a cash basis (or if the answer changes at a later date, the revenues are adjusted to reflect what it would have been on a cash basis) and the adjustments will be recorded through rental revenues and not bad debt expense.  We did not have any collectability issues for the three months ended March 31, 2019.

As generally accepted accounting principles for lessors remains mostly unchanged, the adoption of Topic 842 did not have a material impact on the total amount of revenues recognized from our leases from our tenants, however, as of January 1, 2019, the presentation of our rental revenues and tenant reimbursements will be combined into one line item on our consolidated statements of operations under lease revenue. All tenant leases prior to January 1, 2019 will be presented under ASC 840.

During the three months ended March 31, 2019 and 2018, the Company received $235,000 and $282,000, respectively, from our tenants for reimbursements of property taxes and insurance.

Lake Forest Lease

We have entered into a lease agreement, as amended, for corporate office space located in Lake Forest, California, which expires in April 2022 (the “LF Lease”). On January 1, 2019, the Company adopted Topic 842 and recorded a right-of-use asset and liability equal to the present value of the remaining lease payments within the consolidated balance sheet. As a result, the Company recognized a ROU Asset of $0.3 million and a lease liability of $0.3 million on its consolidated balance sheet as of January 1, 2019. Comparative periods are presented in accordance with ASC Topic 840 and do not include any retrospective adjustments to comparative periods to reflect the adoption of Topic 842. The adoption of this standard did not have any impact on the Company’s condensed consolidated statement of operations or the consolidated statement of cash flows.

The LF lease has fixed lease payments. We make separate payments to the lessor based on the lessor’s property and casualty insurance costs and the property taxes assessed on the property, as well as a portion of the common area maintenance associated with the property. We have elected the practical expedient not to separate lease and nonlease components for our corporate office lease.

As of March 31, 2019, the Company had a ROU operating lease asset of $0.3 million recorded in other assets in our condensed consolidated balance sheets and a lease liability of $0.3 million recorded in our condensed consolidated balance sheets in accrued liabilities.

The Company will recognize lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense will be presented as part of continuing operations within general and administrative expenses in the condensed consolidated statement of operations. For the three months ended March 31, 2019, the Company recognized $25,000 in lease expense.

For the three months ended March 31, 2019, the Company paid $25,000 in rent relating to the LF lease. As a payment arising from an operating lease, the $25,000 will be classified within operating activities in the condensed consolidated statements of cash flows.

As of March 31, 2019, the remaining lease term for LF lease is 3 years. Because we do not have access to the rate implicit in the lease, we have utilized our estimated incremental borrowing rate as the discount rate. The estimated discount rate associated with our corporate operating lease is 5%.

Pursuant to ASC 842, lease payments on the LF Lease for the period from April 1, 2019 to December 31, 2019 and for each of the following years ending December 31 are as follows:

Year	Lease payments
April 1, 2019 to December 31, 2019	75,000
2020	104,000
2021	108,000
2022	36,000
Total lease payments	$323,000
Less effect of discounting	(24,000)
Total lease liability	299,000

Pursuant to ASC 840, lease payments on the LF Lease as of December 31, 2018 are as follows:

Year	Lease payments
2019	100,000
2020	104,000
2021	108,000
2022	36,000
$348,000

Recently Issued Accounting Pronouncements

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

3. Investments in Real Estate Properties

As of March 31, 2019 and December 31, 2018, our investments in real estate properties including those held by our consolidated subsidiaries (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) are set forth below:

	March 31, 2019	December 31, 2018
Land	$6,237,000	$8,003,000
Buildings and improvements	48,295,000	69,284,000
Less: accumulated depreciation	(7,388,000)	(11,162,000)
Buildings and improvements, net	40,907,000	58,122,000
Furniture and fixtures	4,230,000	6,829,000
Less: accumulated depreciation	(3,667,000)	(5,952,000)
Furniture and fixtures, net	563,000	877,000
Real estate properties, net	$47,707,000	$67,002,000

As of March 31, 2019, our portfolio consisted of seven real estate properties which were 100% leased to the tenants of the related facilities. See Note 13 for further information regarding the disposition of our four properties located in North Carolina in February 2019.

The following table provides summary information regarding our portfolio (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) as of March 31, 2019:

Property	Location	Date Purchased	Type(1)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs	Number of Beds

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4, 597,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	4,033,000	63
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	10,725,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,723,000	73
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	7,072,000	66
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	2,800,000	65
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,577,000	90
Total:				$57,265,000	$46,527,000	558

(1)	SNF is an abbreviation for skilled nursing facility. AL is an abbreviation for assisted living facility. MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) as of March 31, 2019, for the period from April 1, 2019 to December 31, 2019 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
April 1, 2019 to December 31, 2019	$3,974,000
2020	5,400,000
2021	5,511,000
2022	5,626,000
2023	5,742,000
Thereafter	34,331,000
$60,584,000

For the three months ended March 31, 2019 and 2018, depreciation expense (excluding leasing commission amortization) was approximately $0.5 million and $0.8 million, respectively.

2019 Acquisitions

None.

2018 Acquisitions

Land Purchase – Redding, CA

On March 30, 2018, we purchased the land under the HP Redding facility, Sundial Assisted Living, for $685,000 plus approximately $30,000 in acquisition costs. Additionally, the existing lease agreement for the Sundial Assisted Living tenant was amended to increase the annual rental payment by $36,000.

Leasing Commissions

As a self-managed REIT, we no longer pay leasing commissions. Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of March 31, 2019 and December 31, 2018, total costs incurred were $1.1 million and $1.9 million, respectively, and the unamortized balance of capitalized leasing commissions was approximately $0.7 million and $1.1 million, respectively. Amortization expense for the three months ended March 31, 2019 and 2018 was approximately $0 and $35,000, respectively.

4. Loans Payable

As of March 31, 2019 and December 31, 2018, our loans payable consisted of the following:

	March 31, 2019	December 31, 2018
Loan payable to CIBC Bank USA in monthly installments of approximately $75,000, including cash collateral and interest at LIBOR plus 3.75% (6.23% and 6.1% at March 31, 2019 and December 31, 2018, respectively), due in March 2021, and collateralized by Friendship Haven.	$10,725,000	$10,725,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	$10,577,000	$10,610,000

Loan payable to Healthcare Financial Solutions, LLC in monthly installments of approximately $21,000, including cash collateral and interest at LIBOR (floor of 0.50%) plus 4.0% (6.8% and 6.4% at March 31, 2019 and December 31, 2018, respectively), and was due in July 2019 (see below under Healthcare Financial Solutions, LLC for refinancing with HUD-insured loan in April 2019), and is collateralized by Sundial Assisted Living.	$2,800,000	$2,800,000

Loans payable to Lancaster Pollard (insured by HUD) in monthly installments of approximately $121,000, including interest, ranging from a fixed rate of 3.70% to 3.78%, due in September 2039 through January 2051, and as of March 31, 2019, collateralized by Sheridan, Fernhill, Pacific Health, and Aledo. As of December 31, 2018, collateralized by Sheridan, Fernhill, Pacific Health, Shelby, Hamlet, Carteret, Aledo and Danby.	22,425,000	41,977,000
	46,527,000	66,112,000
Less debt issuance costs	(1,314,000)	(2,062,000)
Total loans payable	$45,213,000	$64,050,000

As of March 31, 2019, we have total debt obligations of approximately $46.5 million that will mature between 2019 and 2053 (see Note 13 for the sale of our four North Carolina properties). See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of March 31, 2019, we were in compliance with all of our debt covenants.

In connection with our loans payable, we incurred debt issuance costs. As of March 31, 2019 and December 31, 2018, the unamortized balance of the debt issuance costs was approximately $1.3 million and $2.1 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended March 31, 2019 and 2018, $35,000 and $150,000, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

During the three months ended March 31, 2019 and 2018, we incurred approximately $0.7 million and $0.9 million, respectively, of interest expense (excluding debt issuance costs amortization) related to our loans payable.

The principal payments due on the loans payable (excluding debt issuance costs) for the period from April 1, 2019 to December 31, 2019 and for each of the four following years and thereafter ending December 31 are as follows:

Years Ending	Principal Amount
April 1, 2019 to December 31, 2019	$3,370,000
2020	785,000
2021	11,541,000
2022	848,000
2023	881,000
Thereafter	29,102,000
$46,527,000

The following information describes our loan activity for 2019 and 2018:

CIBC Bank USA

On March 30, 2018, CHP Friendswood SNF, LLC entered into a $10,725,000, three-year term loan and security agreement with CIBC Bank USA, which is collateralized by the Friendship Haven facility. We incurred approximately $0.2 million in debt issuance costs.

The monthly payments, commencing in May 2018, consist of interest plus approximately $18,000 of cash loan guarantee payments, (increasing to $19,000 for year 2 and $20,000 for year 3), which will be held in a cash loan guarantee fund until maturity date. If the loan is refinanced prior to the maturity date, the loan payments in the cash loan guarantee fund will be released to us; otherwise at the maturity date, the loan payments in the cash loan guarantee fund will be released to the lender and applied to the outstanding principal balance. As of March 31, 2019 and December 31, 2018, the total amount in the cash loan guarantee fund was approximately $202,000 and $147,000, respectively, and is included in restricted cash in our condensed consolidated balance sheet.

The loan may be prepaid with no penalty if the property is refinanced through a United States Department of Housing and Urban Development (“HUD”)-insured loan; otherwise we will be required to pay a prepayment premium of 2% of the loan balance prior to the first anniversary and 1% thereafter through maturity.

See table above listing loans payable for further information.

Capital One Multifamily Finance, LLC

In September 2018, we refinanced our Capital One loan and entered into a HUD-insured loan with Capital One Multifamily Finance, LLC (“HUD Pennington Loan”) which is collateralized by the Pennington Gardens facility. The note contains a prepayment penalty of 10% in year 1, which reduces each year by 100 basis points, until there is no longer a prepayment penalty beginning in year 11.

See table above listing loans payable for further information.

Healthcare Financial Solutions, LLC

We had an amended loan agreement for the Sundial Assisted Living property located in Redding, California, with Healthcare Financial Solutions, LLC (“HFS”) that was terminated on April 24, 2019 as the loan was refinanced with a HUD-insured loan through Orix Real Estate Capital, LLC (formerly known as Lancaster Pollard Mortgage Company). The monthly payments consisted of interest plus approximately $5,000 of cash loan guarantee payments, which was held in a cash loan guarantee fund. As of March 31, 2019 and December 31, 2018, the total amount in the cash loan guarantee fund was approximately $125,000 and $105,000, respectively, and was included in restricted cash in our condensed consolidated balance sheet.

See table above listing loans payable for further information as of March 31, 2019 and December 31, 2018.

The HUD Redding Loan is insured by HUD and collateralized by the Sundial Assisted Living facility. The loan bears interest at a fixed rate of 4.2%, plus 0.65% for mortgage insurance premiums, for the term of the loan. The loan matures in April 2054 and amortizes over 35 years. We incurred approximately $144,000 in debt issuance costs. The note contains a prepayment penalty of 10% in year 1, which reduces each year by 100 basis points, until there is no longer a prepayment penalty beginning in year 11. See Note 13.

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

5. Equity-Method Investments

As of March 31, 2019 and December 31, 2018, the balances of our Equity-Method Investments were approximately $14.5 million and $9.7 million, respectively, and are as follows:

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

In April 2015, the Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the original six properties contributed in April 2015 (“JV 2 Properties”) due to cash restrictions related to the loans payable for the contributed JV 2 Properties. As of March 31, 2019 and December 31, 2018, the receivable balance of $184,000 due from the JV 2 properties is included in tenant and other receivables in our condensed consolidated balance sheets.

As of March 31, 2019 and December 31, 2018, we had a receivable balance of $105,000 included in tenant and other receivables in our condensed consolidated balance sheets from one of the SUL JV properties related to cash retained by the property to be used for additional capital. In April 2019, approximately $54,000 was converted to capital and the remaining balance was refunded to us in cash.

As of March 31, 2019 and December 31, 2018, the balance of our equity-method investment related to the SUL JV was approximately $3.3 million and $3.3 million, respectively.

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

As of March 31, 2019 and December 31, 2018, the balance of our equity-method investment related to the Fantasia JV was approximately $2.2 million and $2.2 million, respectively.

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

As of March 31, 2019 and December 31, 2018, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.6 million and $1.6 million, respectively.

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

As of March 31, 2019 and December 31, 2018, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.7 million and $1.7 million, respectively.

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

As of March 31, 2019 and December 31, 2018, the balance of our equity-method investment related to the FPH JV was approximately $0.8 million and $0.9 million, respectively.

Indiana JV

The Indiana JV will continue until an event of dissolution occurs, as defined in the Indiana JV Agreement.

Under the Indiana JV Agreement, net operating cash flow of the Indiana JV will be distributed monthly to the members pari passu in accordance with their respective capital percentages, and thereafter as defined in the Indiana JV Agreement.

As of March 31, 2019, the balance of our equity-method investment related to the Indiana JV was approximately $4.9 million.

Distributions from Equity-Method Investments

As of March 31, 2019 and December 31, 2018, we have distributions receivable, which is included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	March 31, 2019	December 31, 2018
SUL JV	$174,000	$168,000
Fantasia JV	172,000	156,000
Fantasia II JV	52,000	52,000
Fantasia III JV	91,000	90,000
FPH JV	11,000	13,000
Indiana JV	34,000	-
Total	$534,000	$479,000

For the three months ended March 31, 2019 and 2018, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Total Cash Distributions Received	Cash Flow from Operating Activities	Cash Flow from Investing Activities	Total Cash Distributions Received	Cash Flow from Operating Activities	Cash Flow from Investing Activities

SUL JV	$114,000	$43,000	$71,000	$140,000	$72,000	$68,000
Fantasia JV	-	-	-	45,000	2,000	43,000
Fantasia II JV	69,000	47,000	22,000	86,000	38,000	48,000
Fantasia III JV	39,000	30,000	9,000	93,000	39,000	54,000
FPH JV	21,000	5,000	16,000	24,000	9,000	15,000
Total	$243,000	$125,000	$118,000	$388,000	$160,000	$228,000

Acquisition and Asset Management Fees

We serve as the manager or operating member (collectively, the manager) of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the applicable joint venture agreements. Additionally, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in the agreements. For the three months ended March 31, 2019 and 2018, we recorded approximately $0.2 million and $0.2 million, respectively, in acquisition and asset management fees from our Equity-Method Investments.

6. Receivables

Notes Receivable

Friendswood TRS Note

The Operating Partnership entered into an amended and restated promissory note dated January 1, 2018, with Friendswood TRS for approximately $1.1 million. The note does not bear interest and is due in 48 equal payments of approximately $22,000. We recorded a discount of approximately $95,000 on the note using an imputed interest rate of 4.25%. As of March 31, 2019 and December 31, 2018, the balance on the note was approximately $0.7 million.

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	March 31, 2019	December 31, 2018
Straight-line rent receivables	$2,299,000	$3,675,000
Distribution receivables from Equity-Method Investments	534,000	479,000
Receivable from JV 2 properties	184,000	184,000
Asset management fees	257,000	214,000
Other receivables	114,000	114,000
Total	$3,388,000	$4,666,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through September 30, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of March 31, 2019 and December 31, 2018, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our condensed consolidated balance sheets (see Note 10).

As of March 31, 2019 and December 31, 2018, we had the following receivables and reserves related to CRA:

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

8. Concentration of Risk

Our cash is generally invested in short-term money market instruments. As of March 31, 2019, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of March 31, 2019, we owned one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 50 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended March 31, 2019, we leased our seven real estate properties to five different tenants under long-term triple net leases, three of which comprise 35%, 19% and 15% of our tenant rental revenue. For the three months ended March 31, 2018, we leased our 11 healthcare properties to four different tenants under long-term triple net leases, three of which comprised 42%, 24% and 17% of our tenant rental revenue.

As of March 31, 2019, we have one tenant that constitutes a significant asset concentration, as the net assets of the tenant are approximately 20% of our total assets. As of December 31, 2018, we had one tenant that constituted a significant asset concentration, however, four of the properties that made up that concentration were sold in February 2019 (see Note 13) and as such, this tenant no longer constitutes a significant asset concentration.

9. Fair Value Measurements of Financial Instruments

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, notes receivable, tenant and other receivables, certain other assets, accounts payable and accrued liabilities, security deposits and loans payable. With the exception of the Friendswood TRS note receivable (see Note 6) and loans payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of March 31, 2019 and December 31, 2018, the fair value of loans payable was $46.9 million and $66.5 million, compared to the principal balance (excluding debt discount) of $46.5 million and $66.1 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of March 31, 2019, we utilized discount rates ranging from 4.4% to 6.3% and a weighted average discount rate of 4.9%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

As of March 31, 2019 and December 31, 2018, the fair value of the Friendswood TRS note receivable (see Note 6) was $0.7 million compared to the carrying value of $0.7 million. The fair value of the note receivable was estimated based on cash flow analysis at a weighted-average discount rate of 4.9%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the three months ended March 31, 2019 and 2018.

At March 31, 2019 and December 31, 2018, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

Legal Proceedings

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its former directors and one former officer and one of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company.  On February 22, 2018, the action was assigned to a different trial judge.  On November 30, 2018, the new trial judge vacated the trial date, pending resolution of the Company’s motion for terminating and monetary sanctions.  On February 13, 2019, the trial judge held another hearing on the Company’s motion for terminating and monetary sanctions and indicated that it intended to grant the Company’s motion for terminating sanctions and award the Company monetary sanctions.  On March 14, 2019, the Court entered an Order and Judgment granting the Company’s motion for terminating sanctions, awarding the Company monetary sanctions in the amount of $588,672, and dismissing CRA and Cornerstone Ventures Inc.’s Complaint with prejudice. On April 23, 2019, CRA and Cornerstone Ventures, Inc. filed a motion for new trial. The Company intends to oppose the motion.

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”).  HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. The appeal has been fully briefed by the parties. The Bankruptcy Court has stayed all litigation on HCRE’s motion for damages pending resolution of the appeal on the complaint for violation of the automatic stay by the Court of Appeals. We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

Delbert Freeman and his company, Freescan Ventures, Inc. (collectively, “Freeman”), filed an action against us and Mr. Eikanas, our President, on December 21, 2017 for breach of contract arising out of the sale of the Athens project in Georgia. We originally guaranteed a lease for the development of the Athens project, which was ultimately sold to a third party in June of 2016, thereby releasing us from our obligation. Freeman sued for breach of contract based on an allegation that he was not paid profits he was promised from the proceeds of the project. Freeman is also alleging that he was promised consulting fees of $270,000 from us arising out of an alleged oral agreement to pay consulting fees of $10,000 per month. On May 8, 2019, Freeman agreed to voluntarily dismiss all claims in their complaint, with prejudice. In return, the Company agreed to dismiss its claims with prejudice, as well. Accordingly, the court has dismissed this action in its entirety, with prejudice.

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

11. Equity

Share-Based Compensation Plans

Upon the grant of stock options, we determine the exercise price by using our estimated per-share value, which is calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the book value of our liabilities, utilizing a discount for the fact that the shares are not currently traded on a national securities exchange and a lack of a control premium, and divided by the total by the number of our common shares outstanding at the time the options were granted.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions required by the model include the risk-free interest rate, the expected life of the options, the expected stock price volatility over the expected life of the options, and the expected distribution yield. Compensation expense for employee stock options is recognized ratably over the vesting term. The expected life of the options was based on the simplified method as we do not have sufficient historical exercise data. The risk-free interest rate was based on the U.S. Treasury yield curve at the date of grant with maturity dates approximating the expected term of the options at the date of grant. Volatility was based on historical volatility of the stock prices for a sample of publicly traded companies with risk profiles similar to ours. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time, including the expected stock price volatility and the expected life of an option.

On January 1, 2019, the Compensation Committee of the Board of Directors approved the issuance of 45,000 stock options under our Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan (“Incentive Plan”) to our non-executive employees. The stock options vest monthly beginning on February 1, 2019 and continuing over a three-year period through January 1, 2022. The options expire 10 years from the grant date. The weighted-average fair value per share of the stock options granted was $0.61.

On March 20, 2019, the Compensation Committee of the Board of Directors approved the issuance of 450,000 stock options under our Incentive Plan, 225,000 to each of our executives. The stock options were granted under the Incentive Plan, with 33% vesting on the grant date and the remaining 67% vesting in equal monthly installments beginning April 1, 2019 and continuing over a two-year period through March 1, 2021. The options expire 10 years from the grant date. The weighted-average fair value per share of the stock options granted was $0.57.

On March 20, 2019, the Compensation Committee of the Board of Directors approved the issuance of 110,000 stock options under our Incentive Plan to our directors. The stock options vest monthly beginning on April 1, 2019 and continuing over a three-year period through March 1, 2022. The options expire 10 years from the grant date. The weighted-average fair value per share of the stock options granted was $0.60.

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

2019
Stock options granted	605,000
Expected volatility	21.75%
Expected term	5.5 years
Risk-free interest rate	2.38%
Dividend yield	0%
Fair value per share	$0.58

The following table summarizes our stock options as of March 31, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	1,230,908	$1.99
Granted	605,000	2.26
Exercised	—
Cancelled/forfeited	—
Options outstanding at March 31, 2019	1,835,908	$2.08	8.52	$1,374,000

Options exercisable at March 31, 2019	1,175,272	$1.99	7.92	$986,000

For our outstanding non-vested options as of March 31, 2019, the weighted average grant date fair value per share was $0.51. As of March 31, 2019, we have unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, which is expected to be recognized as follows:

Years Ending December 31,
April 1, 2019 to December 31, 2019	$167,000
2020	144,000
2021	58,000
2022	6,000
$375,000

The stock-based compensation expense reported for the three months ended March 31, 2019 and 2018 was approximately $68,000 and $14,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

12. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”) for the Company’s common stock for the three months ended March 31, 2019 and 2018, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Income (loss) from continuing operations	$3,800,000	$(394,000)
Income (loss) from continuing operations attributable to noncontrolling interest	123,000	(3,000)
Income (loss) applicable to common stockholders, before discontinued operations	3,923,000	(397,000)
Income from discontinued operations	-	109,000
Net income (loss) applicable to common stockholders	$3,923,000	$(288,000)

Denominator:
Basic:
Denominator for basic EPS - weighted average shares	23,027,978	23,027,978
Effect of dilutive shares:
Stock options	485,353	-

Denominator for diluted EPS – adjusted weighted average shares	23,513,331	23,027,978

Basic EPS	$0.17	$(0.02)
Diluted EPS	$0.17	$(0.02)

13. Dispositions

Sale of Four North Carolina Properties

On February 14, 2019, our wholly-owned subsidiaries HP Shelby, LLC, HP Hamlet, LLC, HP Carteret, LLC, and our 95%-owned subsidiary, HP Winston-Salem, LLC, pursuant to a Purchase and Sale Agreement (the “Agreement”) with Agemark Acquisition, LLC (the “Purchaser”), sold to the Purchaser (the “Sale”) the following four properties located in North Carolina (“NC Properties”): The Shelby House, a 72-bed assisted living facility located in Shelby, North Carolina; The Hamlet House, a 60-bed assisted living facility located in Hamlet, North Carolina, The Carteret House, a 64-bed assisted living facility located in Newport, North Carolina and Danby House, a 100-bed assisted living and memory care facility located in Winston-Salem, North Carolina.

The total consideration received by the Company and its subsidiaries pursuant to the Agreement was $27.0 million in cash. The Company incurred approximately $1.2 million in transaction costs, mainly related to the prepayment penalty related to the HUD-insured-loans (“HUD Loans”). On the date of the Sale, the total assets of the NC Properties were approximately $22.1 million, and liabilities were approximately $19.5 million, including approximately $19.4 million of outstanding principal under the HUD Loans. The HUD Loans were paid off in full using the proceeds of the Sale. As a result of the Sale, as of February 15, 2019, the NC Properties will no longer be included in our condensed consolidated financial statements.

We recorded a gain of approximately $4.2 million on the sale of the NC properties.

TRS Disposition

Friendswood TRS (“Friendswood TRS”) was our wholly-owned TRS, and is the licensed operator and tenant of Friendship Haven Healthcare and Rehabilitation Center (“Friendship Haven”). Effective as of January 1, 2018, we assigned our interest in Friendswood TRS to HMG Park Manor of Friendswood, LLC (“HMG”), the management company of Friendship Haven. Therefore, as of January 1, 2018, Friendswood TRS is no longer consolidated in our condensed consolidated financial statements.  In January 2018, we recorded a gain of $109,000 on the disposition of Friendswood TRS, which is recorded in discontinued operations in the condensed consolidated statements of operations.

14. Subsequent Event

Loan payable refinancing

On April 24, 2019, we refinanced our outstanding loan payable for HP Redding, LLC with a HUD-insured loan through Lancaster Pollard. The loan bears interest at a fixed rate of 4.20%, plus 0.65% for mortgage insurance premiums, for the term of the loan. The loan matures in April 2054 and amortizes over 35 years. The loan proceeds of approximately $3.8 million were used to pay down the outstanding loan balance of $2.8 million to HFS, the promissory note of $0.7 million used to purchase the land (see Note 3) and HUD reserves and debt issuance costs of approximately $0.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to numerous risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 22, 2019.

Overview

As of March 31, 2019, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, a 10% equity interest in an unconsolidated equity-method investment that holds six properties and a 15% equity interest in an unconsolidated equity-method investment that holds 14 properties (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

Our revenues are comprised largely of tenant rental income from our seven real estate properties, including rents reported on a straight-line basis over the initial term of each tenant lease, and acquisition and asset management fees resulting from our Equity-Method Investments. We also receive cash distributions from our Equity-Method Investments, which are included in net cash provided by operating activities and net cash provided by investing activities in our condensed consolidated statements of cash flows. Our growth depends, in part, on our ability to continue to raise joint venture equity, acquire new healthcare properties at attractive prices, negotiate long-term tenant leases with sustainable rental rate escalation terms and control our expenses. Our operations are impacted by property-specific, market-specific, general economic, regulatory and other conditions.

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

Summit Portfolio Properties

At March 31, 2019, our portfolio consisted of 7 real estate properties as noted above. All of the properties are 100% leased on a triple net basis. The following table provides summary information (excluding the 50 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of March 31, 2019:

	Properties	Beds	Square Footage	Purchase Price

SNF	4	337	109,306	$31,740,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	7	558	246,071	$57,265,000

Property	Location	Date Purchased	Type	Beds	2019 Rental Revenue[1]

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$123,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	131,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	352,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	242,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	190,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	99,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	90	277,000
Total				558

1 Represents year-to-date through March 31, 2019 rental revenue based on in-place leases, including straight-line rent.

Summit Equity-Method Investment Portfolio Properties

We continue to believe that raising institutional joint venture equity to make acquisitions will be accretive to shareholder value. Our sole source of equity since 2015 has been institutional funds raised through a joint venture structure and accounted for as equity-method investments. We still believe this is the most prudent strategy for growth.

A summary of the condensed combined financial data for the balance sheets and statements of income for all unconsolidated Equity-Method Investments are as follows:

Condensed Combined Balance Sheets:	March 31, 2019	December 31, 2018
Total Assets	$426,534,000	$300,132,000
Total Liabilities	$314,066,000	$219,080,000
Members Equity:
Summit	$14,570,000	$9,832,000
JV Partners	$97,898,000	$71,220,000
Total Members Equity	$112,468,000	$81,052,000

Condensed Combined Statements of Income:	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Total Revenue:	$9,377,000	$8,200,000
Net Operating Income	$7,551,000	$7,061,000
Income from Operations	$4,522,000	$4,319,000
Net Income	$1,055,000	$1,395,000

Summit equity interest in Equity-Method Investments net income	$130,000	$160,000
JV Partners interest in Equity-Method Investments net income	$925,000	$1,235,000

Summit Union Life Holdings, LLC

In April 2015, through our operating partnership (“Operating Partnership”), we formed Summit Union Life Holdings, LLC (“SUL JV”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and entered into a limited liability company with Best Years with respect to the SUL JV (the “SUL LLC Agreement”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method.

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

The following reconciles our 10% equity investment in the SUL JV from inception through March 31, 2019:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,007,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	544,000
Riverglen (New Hampshire) – April 2016	392,000
Delaware Properties – September 2016	1,846,000
Total investments	4,626,000
Income from equity-method investee	881,000
Distributions	(2,217,000)
Total investment at March 31, 2019	$3,290,000

A summary of the condensed consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	March 31, 2019	December 31, 2018
Real estate properties and intangibles, net	$139,113,000	$140,487,000
Cash and cash equivalents	4,479,000	4,238,000
Other assets	10,989,000	10,421,000
Total Assets:	$154,581,000	$155,146,000

Loans payable, net	$108,894,000	$109,165,000
Other liabilities	7,045,000	6,612,000
Members’ equity:
Best Years	35,237,000	35,886,000
Summit	3,405,000	3,483,000
Total Liabilities and Members’ Equity	$154,581,000	$155,146,000

Condensed Consolidated Statements of Income of SUL JV:	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Total revenue	$4,366,000	$4,021,000
Property operating expenses	(960,000)	(360,000)
Net operating income	3,406,000	3,661,000
General and administrative expense	(99,000)	(102,000)
Depreciation and amortization expense	(1,433,000)	(1,433,000)
Income from operations	1,874,000	2,126,000
Interest expense	(1,423,000)	(1,355,000)
Amortization of deferred financing costs	(23,000)	(63,000)
Interest income	3,000	4,000
Net Income	$431,000	$712,000

Summit equity interest in SUL JV net income	$43,000	$71,000

As of March 31, 2019, the 17 properties held by SUL JV, our unconsolidated 10% equity-method investment, 16 of which are 100% leased on a triple net basis, and are as follows:

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

Equity-Method Partner - Fantasia Investment III LLC

In 2016 and 2017, through our Operating Partnership, we entered into three separate limited liability company agreements (collectively, the “Fantasia Agreements”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed three separate companies, Summit Fantasia Holdings, LLC (“Fantasia I”), Summit Fantasia Holdings II, LLC (“Fantasia II”) and Summit Fantasia Holdings III, LLC (“Fantasia III”) (collectively, the “Fantasia JVs”). The Fantasia JVs are not consolidated in our condensed consolidated financial statements and are accounted for under the equity-method. Through the Fantasia JVs: we own a 35% interest in two senior housing facilities, one located in California and one located Oregon; a 20% interest in two skilled nursing facilities located in Rhode Island; and a 10% interest in nine skilled nursing facilities located in Connecticut.

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

The following reconciles our equity investments in the Fantasia JVs from inception through March 31, 2019:

Summit Fantasia Holdings, LLC – October 2016	$2,524,000
Summit Fantasia Holdings II, LLC – February 2017	1,923,000
Summit Fantasia Holdings III, LLC – August 2017	1,953,000
Total investment	6,400,000
Income from Fantasia JVs	548,000
Distributions	(1,514,000)
Total Fantasia investments at March 31, 2019	$5,434,000

A summary of the condensed combined financial data for the balance sheets and statements of income for the unconsolidated Fantasia JVs, of which we own a 10% to 35% equity interest, is as follows:

Condensed Combined Balance Sheets of Fantasia JVs:	March 31, 2019	December 31, 2018
Real estate properties, net	$106,421,000	$107,148,000
Cash and cash equivalents	4,549,000	5,492,000
Other assets	2,772,000	2,153,000
Total Assets:	$113,742,000	$114,793,000

Loans payable, net	$75,878,000	$75,893,000
Other liabilities	5,045,000	5,876,000
Members’ equity:
Fantasia JVs	27,385,000	27,541,000
Summit	5,434,000	5,483,000
Total Liabilities and Members’ Equity	$113,742,000	$114,793,000

Condensed Combined Statements of Income of Fantasia JVs:	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Total revenue	$3,357,000	$3,286,000
Property operating expenses	(732,000)	(648,000)
Net operating income	2,625,000	2,638,000
General and administrative expense	(141,000)	(134,000)
Depreciation and amortization expense	(727,000)	(727,000)
Income from operations	1,757,000	1,777,000
Interest expense	(1,148,000)	(1,068,000)
Amortization of debt issuance costs	(85,000)	(116,000)
Interest income	11,000	—
Net Income	$535,000	$593,000

Summit equity interest in Fantasia JVs net income	$76,000	$80,000

As of March 31, 2019, the 13 properties in Fantasia JVs, our unconsolidated equity-method investments, are all 100% leased on a triple net basis, and are as follows:

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

Summit Fantasy Pearl Holdings, LLC

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement (the “FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and will be accounted for under the equity-method.

Under the FPH LLC Agreement, net operating cash flow of the FPH JV will be distributed monthly, first to the members pari passu until each member has received an amount equal to its accrued, but unpaid 9% return, and thereafter 65.25% to Fantasy, 7.5% to Atlantis, 7.25% to Fantasia and 20% to the Operating Partnership. All capital proceeds from the sale of the properties held by the FPH JV, a refinancing or another capital event, will be paid to the members pari passu until each has received an amount equal to its accrued but unpaid 9% return plus its total capital contribution, and thereafter 65.25% to Fantasy, 7.5% to Atlantis, 7.25% to Fantasia, and 20% to the Operating Partnership.

The following reconciles our equity investment in the FPH JV from inception through March 31, 2019:

Iowa properties – November 2017	$929,000
Total investment	929,000
Income from equity-method investee	40,000
Distributions	(117,000)
Total FPH investment at March 31, 2019	$852,000

A summary of the condensed consolidated financial data for the balance sheet and statement of income for the unconsolidated FPH JV is as follows:

Condensed Consolidated Balance Sheets of FPH JV:	March 31, 2019	December 31, 2018
Real estate properties, net	$28,217,000	$28,524,000
Cash and cash equivalents	518,000	635,000
Other assets	1,238,000	1,034,000
Total Assets:	$29,973,000	$30,193,000

Loans payable, net	$20,793,000	$20,761,000
Other liabilities	658,000	773,000
Members’ equity:
Fantasia JVs	7,670,000	7,793,000
Summit	852,000	866,000
Total Liabilities and Members’ Equity	$29,973,000	$30,193,000

	Three Months Ended March 31,	Three Months Ended March 31,
Condensed Consolidated Statements of Income of FPH JV:	2019	2018
Total revenue	$894,000	$893,000
Property operating expenses	(134,000)	(131,000)
Net operating income	760,000	762,000
General and administrative expense	(38,000)	(39,000)
Depreciation and amortization expense	(307,000)	(307,000)
Income from operations	415,000	416,000
Interest expense	(341,000)	(294,000)
Amortization of debt issuance costs	(32,000)	(32,000)
Net Income	$42,000	$90,000

Summit equity interest in FPH JV net income	$4,000	$9,000

As of March 31, 2019, the six properties of our unconsolidated equity-method investments in FPH JV, all of which are 100% leased on a triple net basis, are as follows:

Property	Location	Type	Number of Beds
Accura Healthcare of Bancroft	Bancroft, Iowa	SNF/AL	50
Accura Healthcare of Milford	Milford, Iowa	SNF/AL	94
Accura Healthcare of Carroll	Carroll, Iowa	SNF/IL	124
Accura Healthcare of Cresco	Cresco, Iowa	SNF	59
Accura Healthcare of Marshalltown	Marshalltown, Iowa	SNF	86
Accura Healthcare of Spirit Lake	Spirit Lake, Iowa	SNF	98
Total:			511

Indiana JV

On February 28, 2019 we formed a new joint venture (“Indiana JV”), a Delaware limited liability company, and on March 13, 2019, we entered into a Limited Liability Company Agreement (“Indiana JV Agreement”) through our wholly-owned subsidiary, Summit Indiana, LLC, with two unrelated parties: a real estate holding company and a global institutional asset management firm, both Delaware limited liability companies.  The Indiana JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method.

On March 13, 2019, through the Indiana JV, we acquired a 15% interest in 14 skilled nursing facilities, located in Indiana.  Indiana JV paid a total aggregate purchase price of approximately $128.7 million for the properties, which was funded through capital contributions from the members of the Indiana JV plus the proceeds from a collateralized loan. The facilities consist of a total of 1,133 licensed beds, and is operated by and leased to an affiliate of the real estate holding company.

Under the Indiana JV Agreement, net operating cash flow of the Indiana JV will be distributed monthly to the members pari passu in accordance with their respective capital percentages, and thereafter as defined in the Indiana JV Agreement.

The following reconciles our equity investment in the Indiana JV from inception through March 31, 2019:

Indiana properties – March 2019	$4,906,000
Total investment	4,906,000
Income from equity-method investee	7,000
Distributions	(34,000)
Total Indiana JV investment at March 31, 2019	$4,879,000

A summary of the condensed consolidated financial data for the balance sheet and statement of income for the unconsolidated Indiana JV is as follows:

Condensed Consolidated Balance Sheet of Indiana JV:	March 31, 2019
Real estate properties, net	$127,540,000
Cash and cash equivalents	254,000
Other assets	444,000
Total Assets:	$128,238,000

Loans payable, net	$95,100,000
Other liabilities	653,000
Members’ equity:
Other Indiana JV members	27,606,000
Summit	4,879,000
Total Liabilities and Members’ Equity	$128,238,000

Condensed Consolidated Statement of Income of Indiana JV:	Three Months Ended March 31, 2019
Total revenue	$760,000
Property operating expenses	-
Net operating income	760,000
General and administrative expense	(33,000)
Depreciation and amortization expense	(251,000)
Income from operations	476,000
Interest expense	(416,000)
Amortization of debt issuance costs	(13,000)
Net Income	$47,000

Summit equity interest in Indiana JV net income	$7,000

As of March 31, 2019, the 14 properties of our unconsolidated equity-method investments in Indiana JV, all of which are 100% leased on a triple net basis, are as follows:

Property	Location	Type	Number of Beds
Bloomington Nursing and Rehab	Bloomington, IN	SNF	38
Summerfield Health Care Center	Cloverdale, IN	SNF	43
University Nursing and Rehab	Evansville, IN	SNF/AL	47/22
Sugar Creek Nursing and Rehab	Greenfield, IN	SNF	60
Hanover Nursing Center	Hanover, IN	SNF/AL	125/12
New Albany Nursing and Rehabilitation	New Albany, IN	SNF/AL	122/21
Willow Manor Nursing and Rehab	Vincennes, IN	SNF	170
North Ridge Village and Rehab Center	Albion, IN	SNF/AL	77/12
Greenhill Manor	Fowler, IN	SNF	64
Meridian Nursing and Rehab	Indianapolis, IN	SNF	44
Wintersong Village	Knox, IN	SNF	48
Essex Nursing and Rehab	Lebanon, IN	SNF	38
Washington Nursing Center	Washington, IN	SNF	140
Rural Health Care	Indianapolis, IN	SNF	50
Total:			1,133

Distributions from Equity-Method Investments

For the three months ended March 31, 2019 and 2018, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Three Months Ended March 31,
	2019	2018
Distributions	$298,000	$374,000

Cash received for distributions	$243,000	$388,000

Acquisition and Asset Management Fees

We serve as the manager or operating member (collectively, the manager) of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties owned by our Equity-Method Investments, as defined in the agreements. For the three months ended March 31, 2019 and 2018, we recorded approximately $0.2 million and $0.2 million, respectively, in acquisition and asset management fees.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 22, 2019, except as it relates to the adoption of Topic 842 (see Note 2 to the accompanying Notes to Condensed Consolidated Financial Statements).

Results of Operations

Our results of operations are described below:

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018	$ Change
Rental revenues	$1,844,000	$2,059,000	$(215,000)
Tenant reimbursements	235,000	282,000	(47,000)
Total rental revenues	2,079,000	2,341,000	(262,000)
Less expenses:
Property operating costs	(294,000)	(353,000)	59,000
Net operating income (1)	1,785,000	1,988,000	(203,000)
Acquisition & asset management fees	210,000	187,000	23,000
Interest income from notes receivable	6,000	24,000	(18,000)
General and administrative	(1,275,000)	(1,089,000)	(186,000)
Depreciation and amortization	(499,000)	(795,000)	296,000
Income from equity-method investees	130,000	160,000	(30,000)
Other income	52,000	14,000	38,000
Interest expense	(756,000)	(1,069,000)	313,000
Gain on note receivable	-	186,000	(186,000)
Gain on disposition of real estate properties	4,147,000	-	4,147,000
Income (loss) from continuing operations	3,800,000	(394,000)	4,194,000
Income from discontinued operations	-	109,000	(109,000)
Net income (loss)	3,800,000	(285,000)	4,085,000
Noncontrolling interests’ share in income (loss)	123,000	(3,000)	126,000
Net income (loss) applicable to common stockholders	$3,923,000	$(288,000)	$4,211,000

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues less property operating costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, other income, interest expense, gain on note receivable and gain on disposition of real estate properties. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses. Net operating income decreased $0.2 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the sale of our four NC properties (see Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements).

The net increase in general and administrative expenses of $0.2 million is primarily due to an increase in executive bonuses offset by a decrease in legal and other professional expenses.

The net decrease in depreciation and amortization and interest expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is primarily due to the sale of our four NC properties (see Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements).

The gain on disposition of real estate properties is due to the sale of our four NC properties (see Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements) and as of February 15, 2019, they are no longer consolidated in our condensed consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2019, we had approximately $11.3 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

We continue to pursue options for repaying and/or refinancing debt obligations with long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans. In September 2018, we refinanced the Capital One loan that was scheduled to mature in January 2019 with a 35 year, HUD-insured loan through Capital One Multifamily Finance, LLC that matures in 2053. In April 2019, we refinanced the Healthcare Financial Solutions, LLC note (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements) that was scheduled to mature in July 2019 with a 35 year, HUD-insured loan through Lancaster Pollard that matures in 2054. Additionally, in 2017, as part of our responsibilities under the operating agreements as the manager of our Equity-Method Investments, we refinanced seven existing loans of our Equity-Method Investments with Lancaster Pollard (HUD-insured) loans.

Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties.

Credit Facilities and Loan Agreements

As of March 31, 2019, we had debt obligations of approximately $46.5 million. The outstanding balance by loan agreement is as follows (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding our refinancing arrangements):

•	CIBC Bank USA – approximately $10.7 million maturing March 2021
•	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $10.6 million maturing September 2053
•	Healthcare Financial Solutions, LLC – approximately $2.8 million maturing July 2019 (see Note 14 to the accompanying Notes to Condensed Consolidated Financial Statements)
•	Lancaster Pollard (HUD-insured) – approximately $22.4 million maturing from September 2039 through January 2051

Distributions

The Company declared a cash distribution of approximately $1.5 million in November 2018, which was paid on January 31, 2019 to shareholders of record as of January 15, 2019.

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018

Net income (loss) applicable to common stockholders (GAAP)	$3,923,000	$(288,000)
Adjustments:
Depreciation and amortization	499,000	795,000
Depreciation and amortization related to non-controlling interests	(12,000)	(18,000)
Depreciation related to Equity-Method Investments	346,000	283,000
Gain on sale of real estate properties	(4,147,000)	-
Funds provided by operations (FFO) applicable to common stockholders	$609,000	$772,000

Weighted-average number of common shares outstanding - basic	23,027,978	23,027,978
FFO per weighted average common shares - basic	$0.03	$0.03
Weighted-average number of common shares outstanding - diluted	23,513,331	23,027,978
FFO per weighted average common shares - diluted	$0.03	$0.03

Subsequent Event

See Note 14 to the accompanying Notes to Condensed Consolidated Financial Statements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its former directors and one former officer and one of its officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company.  On February 22, 2018, the action was assigned to a different trial judge.  On November 30, 2018, the new trial judge vacated the trial date, pending resolution of the Company’s motion for terminating and monetary sanctions.  On February 13, 2019, the trial judge held another hearing on the Company’s motion for terminating and monetary sanctions and indicated that it intended to grant the Company’s motion for terminating sanctions and award the Company monetary sanctions.  On March 14, 2019, the Court entered an Order and Judgment granting the Company’s motion for terminating sanctions, awarding the Company monetary sanctions in the amount of $588,672, and dismissing CRA and Cornerstone Ventures Inc.’s Complaint with prejudice. On April 23, 2019, CRA and Cornerstone Ventures, Inc. filed a motion for new trial. The Company intends to oppose the motion.

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”).  HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. The appeal has been fully briefed by the parties. The Bankruptcy Court has stayed all litigation on HCRE’s motion for damages pending resolution of the appeal on the complaint for violation of the automatic stay by the Court of Appeals. We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

Delbert Freeman and his company, Freescan Ventures, Inc. (collectively, “Freeman”), filed an action against us and Mr. Eikanas, our President, on December 21, 2017 for breach of contract arising out of the sale of the Athens project in Georgia. We originally guaranteed a lease for the development of the Athens project, which was ultimately sold to a third party in June of 2016, thereby releasing us from our obligation. Freeman sued for breach of contract based on an allegation that he was not paid profits he was promised from the proceeds of the project. Freeman is also alleging that he was promised consulting fees of $270,000 from us arising out of an alleged oral agreement to pay consulting fees of $10,000 per month. On May 8, 2019, Freeman agreed to voluntarily dismiss all claims in their complaint, with prejudice.  In return, the Company agreed to dismiss its claims with prejudice, as well. Accordingly, the court has dismissed this action in its entirety, with prejudice.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.

(b) Not applicable.

(c) During the three months ended March 31, 2019, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

3.3	Articles of Amendment of the Company dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of the Company dated June 30, 2010 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).

10.1	Purchase and Sale Agreement dated January 18, 2019, by and among HP Shelby, LLC, HP Hamlet, LLC, HP Carteret, LLC, and HP Winston-Salem, LLC and the Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2019).

10.2	Amendment to Purchase and Sale Agreement dated February 6, 2019 by and among HP Shelby, LLC, HP Hamlet, LLC, HP Carteret, LLC, and HP Winston-Salem, LLC and the Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2019).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Kent Eikanas
Date: May 14, 2019	Kent Eikanas
President (Principal Executive Officer)

/s/ Elizabeth A. Pagliarini
Date: May 14, 2019	Elizabeth A. Pagliarini
Chief Financial Officer (Principal Financial Officer)

Page 40 of 40