Form 10-Q
period 2019-09-30
Summit Healthcare REIT, Inc
filed 2019-11-08
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$12,729,000	$11,463,000
Restricted cash	2,762,000	3,493,000
Real estate properties, net	46,911,000	67,002,000
Notes receivable	660,000	730,000
Tenant and other receivables, net	3,675,000	4,666,000
Deferred leasing commissions, net	624,000	1,133,000
Other assets, net	529,000	319,000
Equity-method investments	13,499,000	9,719,000
Total assets	$81,389,000	$98,525,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,344,000	$3,901,000
Security deposits	664,000	1,208,000
Loans payable, net of debt issuance costs	45,748,000	64,050,000
Total liabilities	48,756,000	69,159,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at September 30, 2019 and December 31, 2018	23,000	23,000
Additional paid-in capital	116,142,000	115,950,000
Accumulated deficit	(83,744,000)	(86,956,000)
Total stockholders’ equity	32,421,000	29,017,000
Noncontrolling interests	212,000	349,000
Total equity	32,633,000	29,366,000
Total liabilities and equity	$81,389,000	$98,525,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental revenues	$1,594,000	$2,069,000	$5,268,000	$6,196,000
Tenant reimbursements	—	274,000	—	843,000
Total rental revenues	1,594,000	2,343,000	5,268,000	7,039,000
Acquisition and asset management fees	325,000	177,000	861,000	541,000
Interest income from notes receivable	8,000	13,000	21,000	48,000
Total operating revenue	1,927,000	2,533,000	6,150,000	7,628,000

Expenses:
Property operating costs	183,000	281,000	684,000	941,000
General and administrative	764,000	964,000	3,481,000	2,956,000
Depreciation and amortization	416,000	755,000	1,332,000	2,350,000
Total operating expenses	1,363,000	2,000,000	5,497,000	6,247,000

Other operating income:
Gain on sale of real estate properties	22,000	—	4,227,000	—
Operating income	586,000	533,000	4,880,000	1,381,000

Income from equity-method investees	60,000	62,000	90,000	321,000
Other income	52,000	25,000	152,000	63,000
Interest expense	(628,000)	(866,000)	(2,009,000)	(2,784,000)
Gain on note receivable	—	—	—	186,000
Income (loss) from continuing operations	70,000	(246,000)	3,113,000	(833,000)

Discontinued operations:
Gain on disposition of Friendswood TRS	—	—	—	109,000
Income from discontinued operations	—	—	—	109,000

Net income (loss)	70,000	(246,000)	3,113,000	(724,000)
Noncontrolling interests’ share in net income (loss)	(12,000)	(15,000)	99,000	(32,000)
Net income (loss) applicable to common stockholders	$58,000	$(261,000)	$3,212,000	$(756,000)

Earnings per common share:
Basic:
Income (loss) from continuing operations	$0.00	$(0.01)	$0.14	$(0.04)
Net income (loss) applicable to common stockholders	$0.00	$(0.01)	$0.14	$(0.04)

Diluted:
Income (loss) from continuing operations	$0.00	$(0.01)	$0.14	$(0.04)
Net income (loss) applicable to common stockholders	$0.00	$(0.01)	$0.14	$(0.04)

Weighted average shares used to calculate earnings per common share
Basic	23,027,978	23,027,978	23,027,978	23,027,978
Diluted	23,513,331	23,027,978	23,513,331	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2019	23,027,978	$23,000	$115,950,000	$(86,956,000)	$29,017,000	$349,000	$29,366,000
Stock-based compensation	—	—	68,000	—	68,000	—	68,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(13,000)	(13,000)
Net income (loss)	—	—	—	3,923,000	3,923,000	(123,000)	3,800,000
Balance — March 31, 2019	23,027,978	$23,000	$116,018,000	$(83,033,000)	$33,008,000	$213,000	$33,221,000
Stock-based compensation	—	—	81,000	—	81,000	—	81,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(12,000)	(12,000)
Net income (loss)	—	—	—	(769,000)	(769,000)	12,000	(757,000)
Balance — June 30, 2019	23,027,978	$23,000	$116,099,000	$(83,802,000)	$32,320,000	$213,000	$32,533,000
Stock-based compensation	—	—	43,000	—	43,000	—	43,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(13,000)	(13,000)
Net income	—	—	—	58,000	58,000	12,000	70,000
Balance — September 30, 2019	23,027,978	$23,000	$116,142,000	$(83,744,000)	$32,421,000	$212,000	$32,633,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2018	23,027,978	$23,000	$117,349,000	$(86,040,000)	$31,332,000	$564,000	$31,896,000
Stock-based compensation	—	—	14,000	—	14,000	—	14,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(97,000)	(97,000)
Net income (loss)	—	—	—	(288,000)	(288,000)	3,000	(285,000)
Balance — March 31, 2018	23,027,978	$23,000	$117,363,000	$(86,328,000)	$31,058,000	$470,000	$31,528,000
Stock-based compensation	—	—	41,000	—	41,000	—	41,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(132,000)	(132,000)
Net (loss) income	—	—	—	(207,000)	(207,000)	14,000	(193,000)
Balance — June 30, 2018	23,027,978	$23,000	$117,404,000	$(86,535,000)	$30,892,000	$352,000	$31,244,000
Stock-based compensation	—	—	23,000	—	23,000	—	23,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(19,000)	(19,000)
Net (loss) income	—	—	—	(261,000)	(261,000)	15,000	(246,000)
Balance — September 30, 2018	23,027,978	$23,000	$117,427,000	$(86,796,000)	$30,654,000	$348,000	$31,002,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,113,000	$(724,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs	101,000	176,000
Depreciation and amortization	1,332,000	2,350,000
Straight-line rents	(281,000)	(485,000)
Write-off of debt issuance costs	-	94,000
Stock-based compensation expense	192,000	78,000
Gain on sale of real estate properties	(4,227,000)	-
Gain on disposition of Friendswood TRS	-	(109,000)
Gain on notes receivable	-	(186,000)
Income from equity-method investees	(90,000)	(321,000)
Change in operating assets and liabilities:
Tenant and other receivables, net	302,000	505,000
Other assets	-	(9,000)
Accounts payable and accrued liabilities	80,000	231,000
Net cash provided by operating activities	522,000	1,600,000

Cash flows from investing activities:
Proceeds from sale of real estate properties, net of transaction costs	24,805,000	-
Real estate acquisition	-	(715,000)
Real estate additions	-	(75,000)
Investment in equity-method investees	(5,030,000)	(1,313,000)
Distributions received from equity-method investees	822,000	619,000
Issuance of notes receivable	(253,000)	-
Payments from notes receivable	323,000	4,231,000
Net cash provided by investing activities	20,667,000	2,747,000

Cash flows from financing activities:
Proceeds from issuance of loans payable	3,872,000	21,369,000
Payments of loans payable	(22,779,000)	(17,611,000)
Distributions payable	(1,499,000)	-
Distributions paid to noncontrolling interests	(38,000)	(248,000)
Debt issuance costs	(210,000)	(582,000)
Net cash (used in) provided by financing activities	(20,654,000)	2,928,000
Net increase in cash, cash equivalents and restricted cash	535,000	7,275,000
Cash, cash equivalents and restricted cash – beginning of period	14,956,000	7,298,000
Cash, cash equivalents and restricted cash – end of period	$15,491,000	$14,573,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,776,000	$2,297,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated with our financial statements and owns four properties (the “JV Properties”) with another partially owned subsidiary. As of September 30, 2019, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest. See Note 13 for the disposition of real estate properties which includes one of the JV Properties.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of September 30, 2019 and December 31, 2018, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of September 30, 2019 and December 31, 2018, we have a 35% interest in the Fantasia JV which owns two properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of September 30, 2019 and December 31, 2018, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of September 30, 2019 and December 31, 2018, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of September 30, 2019 and December 31, 2018, we have a 10% interest in the FPH JV which owns six properties.

Indiana JV– Equity-Method Investment

In February 2019, through our wholly-owned subsidiary, Summit Indiana, LLC, we formed a new joint venture, a Delaware limited liability company (the “Indiana JV”). On March 13, 2019, we entered into a Limited Liability Company Agreement (the “Indiana JV Agreement”) with two unrelated parties: a real estate holding company and a global institutional asset management firm, both Delaware limited liability companies. The Indiana JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of September 30, 2019, we have a 15% interest in the Indiana JV which owns 14 properties.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$12,729,000	$11,463,000
Restricted cash	2,762,000	3,493,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$15,491,000	$14,956,000

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

Additionally, under Topic 842, we must assess if all payments due under the lease are likely to be collected. If tenant lease payments are not likely to be collected, then the revenues will be recognized on a cash basis (or if the answer changes at a later date, the revenues are adjusted to reflect what it would have been on a cash basis) and the adjustments will be recorded through rental revenues, rather than bad debt expense. We did not have any collectability issues for the nine months ended September 30, 2019.

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

During the three months ended September 30, 2019 and 2018, the Company received $181,000 and $274,000, respectively, from its tenants for reimbursement of property taxes and insurance. During the nine months ended September 30, 2019 and 2018, the Company received $595,000 and $843,000, respectively, from its tenants for reimbursement of property taxes and insurance.

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

As of September 30, 2019, the Company had a ROU operating lease asset of $0.2 million recorded in other assets in our condensed consolidated balance sheets and a lease liability of $0.3 million recorded in our condensed consolidated balance sheets in accrued liabilities.

The Company will recognize lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense will be presented as part of continuing operations within general and administrative expenses in the condensed consolidated statement of operations. For the three and nine months ended September 30, 2019, the Company recognized $25,000 and $75,000, respectively, in lease expense.

For the three and nine months ended September 30, 2019, the Company paid $25,000 and $75,000, respectively, in rent relating to the LF Lease. As a payment arising from an operating lease, the $75,000 will be classified within operating activities in the condensed consolidated statements of cash flows.

As of September 30, 2019, the remaining lease term for LF Lease is 31 months. Because we do not have access to the discount rate implicit in the lease, we have utilized our estimated incremental borrowing rate as the discount rate. The estimated discount rate associated with our corporate operating lease is 5%.

Pursuant to ASC 842, lease payments on the LF Lease for the period from October 1, 2019 to December 31, 2019 and for each of the following years ending December 31 are as follows:

Year	Lease payments
October 1, 2019 to December 31, 2019	25,000
2020	104,000
2021	108,000
2022	36,000
Total lease payments	$273,000
Less effect of discounting	(18,000)
Total lease liability	255,000

Pursuant to ASC 840, lease payments on the LF Lease as of December 31, 2018 were as follows:

Year	Lease payments
2019	100,000
2020	104,000
2021	108,000
2022	36,000
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

3. Investments in Real Estate Properties

As of September 30, 2019 and December 31, 2018, our investments in real estate properties including those held by our consolidated subsidiaries (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) are set forth below:

	September 30, 2019	December 31, 2018
Land	$6,237,000	$8,003,000
Buildings and improvements	48,295,000	69,284,000
Less: accumulated depreciation	(8,092,000)	(11,162,000)
Buildings and improvements, net	40,203,000	58,122,000
Furniture and fixtures	4,230,000	6,829,000
Less: accumulated depreciation	(3,759,000)	(5,952,000)
Furniture and fixtures, net	471,000	877,000
Real estate properties, net	$46,911,000	$67,002,000

For the three months ended September 30, 2019 and 2018, depreciation expense (excluding leasing commission amortization) was approximately $0.4 million and $0.7 million, respectively. For the nine months ended September 30, 2019 and 2018, depreciation expense (excluding leasing commission amortization) was approximately $1.3 million and $2.3 million, respectively.

As of September 30, 2019, our portfolio consisted of seven real estate properties which were 100% leased to the tenants of the related facilities. See Note 13 for further information regarding the disposition of our four properties located in North Carolina in February 2019.

The following table provides summary information regarding our portfolio (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) as of September 30, 2019:

Property	Location	Date Purchased	Type(1)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs	Number of Beds
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,523,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,967,000	63
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	10,725,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,614,000	73
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	7,013,000	66
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,856,000	65
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,508,000	90
Total:				$57,265,000	$47,206,000	558

(1)	SNF is an abbreviation for skilled nursing facility. AL is an abbreviation for assisted living facility. MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) as of September 30, 2019, for the period from October 1, 2019 to December 31, 2019 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
October 1, 2019 to December 31, 2019	$1,330,000
2020	5,400,000
2021	5,511,000
2022	5,626,000
2023	5,742,000
Thereafter	34,331,000
$57,940,000

2019 Acquisitions

None.

2018 Acquisitions

Land Purchase – Redding, CA

On March 30, 2018, we purchased the land under the HP Redding facility, Sundial Assisted Living, for $685,000 plus approximately $30,000 in acquisition costs. Additionally, the existing lease agreement for the Sundial Assisted Living tenant was amended to increase the annual rental payment by $36,000.

Leasing Commissions

As a self-managed REIT, we no longer pay leasing commissions. Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of September 30, 2019 and December 31, 2018, total costs incurred were $1.1 million and $1.9 million, respectively, and the unamortized balance of capitalized leasing commissions was approximately $0.6 million and $1.1 million, respectively. Amortization expense for the three months ended September 30, 2019 and 2018 was approximately $18,000 and $35,000, respectively. Amortization expense for the nine months ended September 30, 2019 and 2018 was approximately $34,000 and $105,000, respectively.

4. Loans Payable

As of September 30, 2019 and December 31, 2018, our loans payable consisted of the following:

	September 30, 2019	December 31, 2018
Loan payable to CIBC Bank USA in monthly installments of approximately $75,000, including cash collateral and interest at LIBOR plus 3.75% (5.82% and 6.12% at September 30, 2019 and December 31, 2018, respectively), due in March 2021, and collateralized by Friendship Haven.	$10,725,000	$10,725,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	$10,508,000	$10,610,000

Loan payable to Healthcare Financial Solutions, LLC (refinanced with HUD-insured loan in April 2019) was due in monthly installments of approximately $21,000, including cash collateral and interest at LIBOR (floor of 0.50%) plus 4.0% (6.4% at December 31, 2018, respectively), and was collateralized by Sundial Assisted Living.	$-	$2,800,000

Loans payable to ORIX Real Estate Capital, LLC (formerly Lancaster Pollard) (insured by HUD) in monthly installments of approximately $139,000, including interest, ranging from a fixed rate of 3.70% to 4.2%, due in September 2039 through April 2054, and as of September 30, 2019, collateralized by Sheridan, Fernhill, Pacific Health, Aledo and Sundial Assisted Living. As of December 31, 2018, collateralized by Sheridan, Fernhill, Pacific Health, Shelby, Hamlet, Carteret, Aledo and Danby.	$25,973,000	$41,977,000
	47,206,000	66,112,000
Less debt issuance costs	(1,458,000)	(2,062,000)
Total loans payable	$45,748,000	$64,050,000

As of September 30, 2019, we have total debt obligations of approximately $47.2 million that will mature between 2021 and 2054 (see Note 13 for the sale of our four North Carolina properties). See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of September 30, 2019, we were in compliance with all of our debt covenants.

In connection with our loans payable, we incurred debt issuance costs. As of September 30, 2019 and December 31, 2018, the unamortized balance of the debt issuance costs was approximately $1.5 million and $2.1 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended September 30, 2019 and 2018, $44,000 and $63,000, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2019 and 2018, $0.1 million and $0.3 million, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

During the three months ended September 30, 2019 and 2018, we incurred approximately $0.6 million and $0.8 million, respectively, of interest expense (excluding debt issuance costs amortization) related to our loans payable. During the nine months ended September 30, 2019 and 2018, we incurred approximately $1.9 million and $2.5 million, respectively, of interest expense (excluding debt issuance costs amortization) related to our loans payable.

The principal payments due on the loans payable (excluding debt issuance costs) for the period from October 1, 2019 to December 31, 2019 and for each of the four following years and thereafter ending December 31 are as follows:

Years Ending	Principal Amount
October 1, 2019 to December 31, 2019	$204,000
2020	836,000
2021	11,594,000
2022	903,000
2023	939,000
Thereafter	32,730,000
$47,206,000

The following information describes our loan activity for 2019 and 2018:

CIBC Bank USA

On March 30, 2018, CHP Friendswood SNF, LLC entered into a $10,725,000, three-year term loan and security agreement with CIBC Bank USA, which is collateralized by the Friendship Haven facility. We incurred approximately $0.2 million in debt issuance costs.

The monthly payments, commencing in May 2018, consist of interest plus approximately $18,000 of cash loan guarantee payments, (increasing to $19,000 for year 2 and $20,000 for year 3), which will be held in a cash loan guarantee fund until maturity date. If the loan is refinanced prior to the maturity date, the loan payments in the cash loan guarantee fund will be released to us; otherwise at the maturity date, the loan payments in the cash loan guarantee fund will be released to the lender and applied to the outstanding principal balance. As of September 30, 2019 and December 31, 2018, the total amount in the cash loan guarantee fund was approximately $318,000 and $147,000, respectively, and is included in restricted cash in our condensed consolidated balance sheet.

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

Healthcare Financial Solutions, LLC

We had an amended loan agreement for the Sundial Assisted Living property located in Redding, California, with Healthcare Financial Solutions, LLC (“HFS”) that was terminated on April 24, 2019 as the loan was refinanced with a HUD-insured loan (“HUD Redding Loan”) through ORIX Real Estate Capital, LLC ) (“ORIX”) (formerly Lancaster Pollard Mortgage Company). See below under ORIX for further information regarding the HUD Redding Loan.

See table above listing loans payable for further information as of December 31, 2018.

ORIX Real Estate Capital, LLC (formerly Lancaster Pollard Mortgage Company)

We have several properties with HUD-insured loans from ORIX. See table above listing loans payable for further information.

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

5. Equity-Method Investments

As of September 30, 2019 and December 31, 2018, the balances of our Equity-Method Investments were approximately $13.5 million and $9.7 million, respectively, and are as follows:

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

In April 2015, the Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the original six properties contributed in April 2015 (“JV 2 Properties”) due to cash restrictions related to the loans payable for the contributed JV 2 Properties. As of September 30, 2019 and December 31, 2018, the receivable balance of $184,000 due from the JV 2 properties is included in tenant and other receivables in our condensed consolidated balance sheets.

As of September 30, 2019 and December 31, 2018, we had a receivable balance of $0 and $105,000, respectively, included in tenant and other receivables in our condensed consolidated balance sheets from one of the SUL JV properties related to cash retained by the property to be used for additional capital. In April 2019, approximately $54,000 was converted to capital and the remaining balance was refunded to us in cash.

As of September 30, 2019 and December 31, 2018, the balance of our equity-method investment related to the SUL JV was approximately $3.3 million and $3.3 million, respectively.

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

As of September 30, 2019 and December 31, 2018, the balance of our equity-method investment related to the Fantasia JV was approximately $2.0 million and $2.2 million, respectively.

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

As of September 30, 2019 and December 31, 2018, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.5 million and $1.6 million, respectively.

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

As of September 30, 2019 and December 31, 2018, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.7 million and $1.7 million, respectively.

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

As of September 30, 2019 and December 31, 2018, the balance of our equity-method investment related to the FPH JV was approximately $0.5 million and $0.9 million, respectively.

Indiana JV

The Indiana JV will continue until an event of dissolution occurs, as defined in the Indiana JV Agreement.

Under the Indiana JV Agreement, net operating cash flow of the Indiana JV will be distributed monthly to the members pari passu in accordance with their respective capital percentages, and thereafter as defined in the Indiana JV Agreement.

As of September 30, 2019, the balance of our equity-method investment related to the Indiana JV was approximately $4.5 million.

Distributions from Equity-Method Investments

As of September 30, 2019 and December 31, 2018, we have distributions receivable, which is included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	September 30, 2019	December 31, 2018
SUL JV	$129,000	$168,000
Fantasia JV	180,000	156,000
Fantasia II JV	42,000	52,000
Fantasia III JV	93,000	90,000
FPH JV	37,000	13,000
Indiana JV	128,000	-
Total	$609,000	$479,000

For the nine months ended September 30, 2019 and 2018, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Total Cash Distributions Received	Cash Flow from Operating Activities	Cash Flow from Investing Activities	Total Cash Distributions Received	Cash Flow from Operating Activities	Cash Flow from Investing Activities
SUL JV	$401,000	$155,000	$246,000	$379,000	$140,000	$239,000
Fantasia JV	-	-	-	45,000	8,000	37,000
Fantasia II JV	212,000	138,000	74,000	191,000	45,000	146,000
Fantasia III JV	118,000	93,000	25,000	259,000	106,000	153,000
FPH JV	251,000	-	251000	66,000	22,000	44,000
Indiana JV	226,000	-	226,000	-	-	-
Total	$1,208,000	$386,000	$822,000	$940,000	$321,000	$619,000

Acquisition and Asset Management Fees

We serve as the manager or operating member of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the applicable joint venture agreements. Additionally, as the manager or operating member, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in the agreements. For the three months ended September 30, 2019 and 2018, we recorded approximately $0.3 million and $0.2 million, respectively, in acquisition and asset management fees from our Equity-Method Investments. For the nine months ended September 30, 2019 and 2018, we recorded approximately $0.9 million and $0.5 million, respectively, in acquisition and asset management fees from our Equity-Method Investments.

6. Receivables

Notes Receivable

Friendswood TRS Note

The Operating Partnership entered into an amended and restated promissory note dated January 1, 2018, with Friendswood TRS for approximately $1.1 million. The note does not bear interest and is due in 48 equal payments of approximately $22,000. We recorded a discount of approximately $95,000 on the note using an imputed interest rate of 4.25%. As of September 30, 2019 and December 31, 2018, the balance on the note was approximately $0.5 million and $0.7 million, respectively.

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	September 30, 2019	December 31, 2018
Straight-line rent receivables	$2,469,000	$3,675,000
Distributions receivable from Equity-Method Investments	609,000	479,000
Receivable from JV 2 properties	184,000	184,000
Asset management fees	405,000	214,000
Other receivables	8,000	114,000
Total	$3,675,000	$4,666,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through September 30, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of September 30, 2019 and December 31, 2018, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our condensed consolidated balance sheets (see Note 10).

As of September 30, 2019 and December 31, 2018, we had the following receivables and reserves related to CRA:

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

8. Concentration of Risk

Our cash is generally invested in short-term money market instruments. As of September 30, 2019, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of September 30, 2019, we owned one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 50 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended September 30, 2019, we leased our seven real estate properties to five different tenants under long-term triple net leases, three of which comprise 35%, 19% and 15% of our tenant rental revenue. For the three months ended September 30, 2018, we leased our 11 real estate properties to five different tenants under long-term triple net leases, three of which comprised 41%, 24% and 14% of our tenant rental revenue.

For the nine months ended September 30, 2019, we leased our seven real estate properties to five different tenants under long-term triple net leases, three of which comprise 31%, 18% and 13% of our real estate tenant rental revenue, respectively. For the nine months ended September 30, 2018, we leased our 11 healthcare properties to five different tenants under long-term triple net leases, three of which comprised 41%, 23% and 13% of our healthcare tenant rental revenue, respectively.

As of September 30, 2019, we have one tenant that constitutes a significant asset concentration, as the net assets of the tenant are approximately 20% of our total assets. As of December 31, 2018, we had one tenant that constituted a significant asset concentration, however, four of the properties that made up that concentration were sold in February 2019 (see Note 13) and as such, this tenant no longer constitutes a significant asset concentration.

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

As of September 30, 2019 and December 31, 2018, the fair value of loans payable was $47.6 million and $66.5 million, compared to the principal balance (excluding debt discount) of $47.2 million and $66.1 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of September 30, 2019, we utilized discount rates ranging from 4.2% to 6.0% and a weighted average discount rate of 4.6%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 assets within the fair value hierarchy.

As of September 30, 2019 and December 31, 2018, the fair value of the Friendswood TRS note receivable (see Note 6) was $0.6 million compared to the carrying value of $0.5 million and $0.6 million, respectively. The fair value of the note receivable was estimated based on cash flow analysis at a weighted-average discount rate of 4.6%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the three and nine months ended September 30, 2019 and 2018.

At September 30, 2019 and December 31, 2018, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

Legal Proceedings

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its former directors, one of its officers and one of its former officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company. On February 22, 2018, the action was assigned to a different trial judge. On May 29, 2018, the Company filed a motion for terminating and monetary sanctions against CRA, Cornerstone Ventures, Inc. and their counsel, Winget Spadafora & Schwartzberg. On November 30, 2018, the new trial judge vacated the trial date, pending resolution of the Company’s motion for terminating and monetary sanctions against CRA and Cornerstone Ventures, Inc. and denied the Company’s motion for sanctions against Winget Spadafora & Schwartzberg. On February 13, 2019, the trial judge held another hearing on the Company’s motion for terminating and monetary sanctions and indicated that it intended to grant the Company’s motion for terminating sanctions and award the Company monetary sanctions. On March 14, 2019, the Court entered an Order and Judgment granting the Company’s motion for terminating sanctions, awarding the Company monetary sanctions in the amount of $588,672, and dismissing CRA and Cornerstone Ventures Inc.’s Complaint with prejudice. On May 21, 2019, CRA and Cornerstone Ventures, Inc. filed a notice of appeal from the Judgment and, on June 3, 2019, the Company filed a notice of cross-appeal from the Judgment. On July 9, 2019, the California Court of Appeal, Fourth District dismissed CRA and Cornerstone Ventures, Inc.’s appeal with prejudice. The Company’s appeals against CRA, Cornerstone Ventures, Inc and Winget Spadafora & Schwartzberg are currently pending before the Court of Appeal, Fourth District.

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”). HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. On October 22, 2019, the Third Circuit granted HCRE’s appeal, reversing the District Court and holding that HCRE could assert the adversary complaint seeking damages for violation of the automatic stay.  The Company filed a Petition for Rehearing on November 5, 2019 asserting that HCRE is not entitled to assert a claim for damages for violation of the automatic stay.  This Petition remains pending.  The Bankruptcy Court has stayed all litigation on HCRE’s motion for damages pending resolution of the appeal on the complaint for violation of the automatic stay by the Court of Appeals. We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

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

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

2019
Stock options granted	605,000
Expected volatility	21.75%
Expected term	5.5 years
Risk-free interest rate	2.38%
Dividend yield	0%
Fair value per share	$0.58

The following table summarizes our stock options as of September 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	1,230,908	$1.99
Granted	605,000	2.26
Exercised	—
Cancelled/forfeited	—
Options outstanding at September 30, 2019	1,835,908	$2.08	8.01	$1,374,000

Options exercisable at September 30, 2019	1,361,055	$2.02	7.61	$1,098,000

For our outstanding non-vested options as of September 30, 2019, the weighted average grant date fair value per share was $0.52. As of September 30, 2019, we have unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, which is expected to be recognized as follows:

Years Ending December 31,
October 1, 2019 to December 31, 2019	$43,000
2020	144,000
2021	58,000
2022	6,000
$251,000

The stock-based compensation expense reported for the three months ended September 30, 2019 and 2018 was approximately $43,000 and $23,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. The stock-based compensation expense reported for the nine months ended September 30, 2019 and 2018 was approximately $192,000 and $78,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

12. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”) for the Company’s common stock for the three and nine months ended September 30, 2019 and 2018, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
(Loss) income from continuing operations	$70,000	$(246,000)	$3,113,000	$(833,000)
(Loss) income from continuing operations attributable to noncontrolling interest	(12,000)	(15,000)	99,000	(32,000)
(Loss) income applicable to common stockholders, before discontinued operations	58,000	(261,000)	3,212,00	(865,000)
Income from discontinued operations	-	-	-	109,000
Net (loss) income applicable to common stockholders	$58,000	$(261,000)	$3,212,000	$(756,000)

Denominator:
Basic:
Denominator for basic EPS - weighted average shares	23,027,978	23,027,978	23,027,978	23,027,978
Effect of dilutive shares:
Stock options	485,353	-	485,353	-

Denominator for diluted EPS – adjusted weighted average shares	23,513,331	23,027,978	23,513,331	23,027,978

Basic EPS	$0.00	$(0.01)	$0.14	$(0.04)
Diluted EPS	$0.00	$(0.01)	$0.14	$(0.04)

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

Overview

As of September 30, 2019, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, a 10% equity interest in an unconsolidated equity-method investment that holds six properties and a 15% equity interest in an unconsolidated equity-method investment that holds 14 properties (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

Our revenues are comprised largely of tenant rental income from our seven real estate properties, including rents reported on a straight-line basis over the initial term of each tenant lease, and acquisition and asset management fees resulting from our Equity-Method Investments. We also receive cash distributions from our Equity-Method Investments, which are included in net cash provided by operating activities and net cash provided by investing activities in our condensed consolidated statements of cash flows. Our growth depends, in part, on our ability to continue to raise joint venture or other equity, acquire new healthcare properties at attractive prices, negotiate long-term tenant leases with sustainable rental rate escalation terms and control our expenses. Our operations are impacted by property-specific, market-specific, general economic, regulatory and other conditions.

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

Summit Portfolio Properties

At September 30, 2019, our portfolio consisted of seven real estate properties as noted above. All of the properties are 100% leased on a triple net basis. The following table provides summary information (excluding the 50 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of September 30, 2019:

	Properties	Beds	Square Footage	Purchase Price

SNF	4	337	109,306	$31,740,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	7	558	246,071	$57,265,000

Property	Location	Date Purchased	Type	Beds	2019 Rental Revenue[1]
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$369,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	394,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	1,058,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	726,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	572,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	296,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	90	829,000
Total				558

1 Represents year-to-date through September 30, 2019 rental revenue based on in-place leases, including straight-line rent.

Summit Equity-Method Investment Portfolio Properties

We continue to believe that raising institutional equity to make acquisitions will be accretive to shareholder value. Our sole source of equity since 2015 has been institutional funds raised through a joint venture structure and accounted for as equity-method investments. We still believe this is a prudent strategy for growth; however, in the future, we may raise additional equity capital through alternative methods if warranted by market conditions.

A summary of the condensed combined financial data for the balance sheets and statements of income for all unconsolidated Equity-Method Investments are as follows:

Condensed Combined Balance Sheets:	September 30, 2019	December 31, 2018
Total Assets	$425,696,000	$300,132,000
Total Liabilities	$319,705,000	$219,080,000
Members Equity:
Summit	$13,611,000	$9,832,000
JV Partners	$92,380,000	$71,220,000
Total Members Equity	$105,991,000	$81,052,000

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Combined Statements of Income:	2019	2018	2019	2018
Total Revenue	$12,479,000	$8,495,000	$33,639,000	$25,308,000
Net Operating Income	$9,687,000	$6,820,000	$27,067,000	$20,999,000
Income from Operations	$5,888,000	$4,075,000	$16,527,000	$12,772,000
Net Income	$551,000	$702,000	$1,216,000	$2,922,000

Summit equity interest in Equity-Method Investments net (loss) income	$56,000	$62,000	$89,000	$321,000
JV Partners interest in Equity-Method Investments net (loss) income	$495,000	$640,000	$1,127,000	$2,601,000

As of September 30, 2019 and 2018, the total number of beds in our Equity-Method investments was 4,781 and 3,719, respectively.

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

The following reconciles our 10% equity investment in the SUL JV from inception through September 30, 2019:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,029,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	613,000
Riverglen (New Hampshire) – April 2016	424,000
Delaware Properties – September 2016	1,846,000
Total investments	4,749,000
Income from equity-method investee	993,000
Distributions	(2,458,000)
Total investment at September 30, 2019	$3,284,000

A summary of the condensed consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	September 30, 2019	December 31, 2018
Real estate properties and intangibles, net	$136,414,000	$140,487,000
Cash and cash equivalents	4,650,000	4,238,000
Other assets	13,619,000	10,421,000
Total Assets:	$154,683,000	$155,146,000

Loans payable, net	$108,689,000	$109,165,000
Other liabilities	7,344,000	6,612,000
Members’ equity:
Best Years	35,253,000	35,886,000
Summit	3,397,000	3,483,000
Total Liabilities and Members’ Equity	$154,683,000	$155,146,000

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statements of Income of SUL JV:	2019	2018	2019	2018
Total revenue	$4,701,000	$4,303,000	$13,679,000	$12,761,000
Property operating expenses	(1,283,000)	(891,000)	(3,080,000)	(1,930,000)
Net operating income	3,418,000	3,412,000	10,599,000	10,831,000
General and administrative expense	(95,000)	(101,000)	(304,000)	(307,000)
Depreciation and amortization expense	(1,434,000)	(1,429,000)	(4,301,000)	(4,287,000)
Income from operations	1,889,000	1,882,000	5,994,000	6,237,000
Interest expense	(1,332,000)	(1,396,000)	(4,149,000)	(4,151,000)
Amortization of debt issuance costs	(32,000)	(62,000)	(84,000)	(187,000)
Interest income	3,000	2,000	9,000	8,000
Other expense, net	4,000	-	(223,000)	(505,000)
Net Income	$532,000	$426,000	$1,547,000	$1,402,000

Summit equity interest in SUL JV net income	$53,000	$42,000	$154,000	$140,000

As of September 30, 2019, the 17 properties held by SUL JV, our unconsolidated 10% equity-method investment, 15 of which are 100% leased on a triple net basis, are as follows:

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

The following reconciles our equity investments in the Fantasia JVs from inception through September 30, 2019:

Summit Fantasia Holdings, LLC – October 2016	$2,524,000
Summit Fantasia Holdings II, LLC – February 2017	1,923,000
Summit Fantasia Holdings III, LLC – August 2017	1,953,000
Total investment	6,400,000
Income from Fantasia JVs	589,000
Distributions	(1,737,000)
Total Fantasia investments at September 30, 2019	$5,252,000

A summary of the condensed combined financial data for the balance sheets and statements of income for the unconsolidated Fantasia JVs, of which we own a 10% to 35% equity interest, is as follows:

Condensed Combined Balance Sheets of Fantasia JVs:	September 30, 2019	December 31, 2018
Real estate properties, net	$104,972,000	$107,148,000
Cash and cash equivalents	5,145,000	5,492,000
Other assets	3,899,000	2,153,000
Total Assets:	$114,016,000	$114,793,000

Loans payable, net	$75,852,000	$75,893,000
Other liabilities	5,991,000	5,876,000
Members’ equity:
Fantasia JVs	26,921,000	27,541,000
Summit	5,252,000	5,483,000
Total Liabilities and Members’ Equity	$114,016,000	$114,793,000

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Combined Statements of Income of Fantasia JVs:	2019	2018	2019	2018
Total revenue	$3,947,000	$3,304,000	$10,769,000	$9,876,000
Property operating expenses	(1,392,000)	(662,000)	(3,092,000)	(1,995,000)
Net operating income	2,555,000	2,642,000	7,677,000	7,881,000
General and administrative expense	(127,000)	(147,000)	(388,000)	(420,000)
Depreciation and amortization expense	(727,000)	(726,000)	(2,180,000)	(2,179,000)
Income from operations	1,701,000	1,769,000	5,109,000	5,282,000
Interest expense	(1,133,000)	(1,270,000)	(3,436,000)	(3,479,000)
Amortization of debt issuance costs	(85,000)	(287,000)	(255,000)	(504,000)
Interest income	17,000	-	47,000	-
Other expense, net	-	-	(170,000)	-
Net Income	$500,000	$212,000	$1,295,000	$1,299,000

Summit equity interest in Fantasia JVs net income	$60,000	$14,000	$118,000	$159,000

As of September 30, 2019, the 13 properties held by the Fantasia JVs, our unconsolidated equity-method investments, are all 100% leased on a triple net basis, and are as follows:

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

The following reconciles our equity investment in the FPH JV from inception through September 30, 2019:

Iowa properties – November 2017	$929,000
Total investment	929,000
Loss from equity-method investee	(87,000)
Distributions	(374,000)
Total FPH investment at September 30, 2019	$468,000

A summary of the condensed consolidated financial data for the balance sheets and statements of operations for the unconsolidated FPH JV is as follows:

Condensed Consolidated Balance Sheets of FPH JV:	September 30, 2019	December 31, 2018
Real estate properties, net	$27,603,000	$28,524,000
Cash and cash equivalents	1,016,000	635,000
Other assets	705,000	1,034,000
Total Assets:	$29,324,000	$30,193,000

Loans payable, net	$21,585,000	$20,761,000
Other liabilities	1,990,000	773,000
Members’ equity:
Other FPH JV members	5,281,000	7,793,000
Summit	468,000	866,000
Total Liabilities and Members’ Equity	$29,324,000	$30,193,000

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statements of Operations of FPH JV:	2019	2018	2019	2018
Total revenue	$884,000	$888,000	$2,674,000	$2,671,000
Property operating expenses	(117,000)	(122,000)	(387,000)	(384,000)
Net operating income	767,000	766,000	2,287,000	2,287,000
General and administrative expense	(36,000)	(35,000)	(113,000)	(113,000)
Depreciation and amortization expense	(307,000)	(307,000)	(921,000)	(921,000)
Income from operations	424,000	424,000	1,253,000	1,253,000
Interest expense	(265,000)	(327,000)	(1,216,000)	(935,000)
Amortization of debt issuance costs	(34,000)	(33,000)	(399,000)	(97,000)
Other expense	(429,000)	-	(869,000)	-
Net (loss) income	$(304,000)	$64,000	$(1,231,000)	$221,000

Summit equity interest in FPH JV net (loss) income	$(30,000)	$6,000	$(123,000)	$22,000

As of September 30, 2019, the six properties held by the FPH JV, our unconsolidated equity-method investments, all of which are 100% leased on a triple net basis, are as follows:

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

On March 13, 2019, through the Indiana JV, we acquired a 15% interest in 14 skilled nursing facilities, located in Indiana.  Indiana JV paid a total aggregate purchase price of approximately $128.7 million for the properties, which was funded through capital contributions from the members of the Indiana JV plus the proceeds from a collateralized loan. The facilities consist of a total of 1,133 licensed beds, and are operated by and leased to an affiliate of the real estate holding company.

Under the Indiana JV Agreement, net operating cash flow of the Indiana JV will be distributed monthly to the members pari passu in accordance with their respective capital percentages, and thereafter as defined in the Indiana JV Agreement.

The following reconciles our equity investment in the Indiana JV from inception through September 30, 2019:

Indiana properties – March 2019	$4,908,000
Total investment	4,908,000
Loss from equity-method investee	(59,000)
Distributions	(355,000)
Total Indiana JV investment at September 30, 2019	$4,494,000

A summary of the condensed consolidated financial data for the balance sheet and statements of operations for the unconsolidated Indiana JV is as follows:

Condensed Consolidated Balance Sheet of Indiana JV:	September 30, 2019
Real estate properties, net	$124,069,000
Cash and cash equivalents	2,796,000
Other assets	808,000
Total Assets:	$127,673,000

Loans payable, net	$95,252,000
Other liabilities	3,002,000
Members’ equity:
Other Indiana JV members	24,925,000
Summit	4,494,000
Total Liabilities and Members’ Equity	$127,673,000

	Three Months Ended September 30,	Nine Months Ended September 30,
Condensed Consolidated Statements of Operations of Indiana JV:	2019	2019
Total revenue	$2,947,000	$6,517,000
Property operating expenses	-	(13,000)
Net operating income	2,947,000	6,504,000
General and administrative expense	(170,000)	(377,000)
Depreciation and amortization expense	(903,000)	(1,956,000)
Income from operations	1,874,000	4,171,000
Interest expense	(1,975,000)	(4,401,000)
Amortization of debt issuance costs	(76,000)	(165,000)
Net loss	$(177,000)	$(395,000)

Summit equity interest in Indiana JV net loss	$(27,000)	$(60,000)

As of September 30, 2019, the 14 properties of our unconsolidated equity-method investments in Indiana JV, all of which are 100% leased on a triple net basis, are as follows:

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

Distributions from Equity-Method Investments

For the nine months ended September 30, 2019 and 2018, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Nine Months Ended September 30,
	2019	2018
Distributions	$1,339,000	$1,011,000

Cash received for distributions	$1,208,000	$940,000

Acquisition and Asset Management Fees

We serve as the manager or operating member of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, as the manager or operating member, we are paid an annual asset management fee for managing the properties owned by our Equity-Method Investments, as defined in the agreements. For the three months ended September 30, 2019 and 2018, we recorded approximately $0.3 million and $0.2 million, respectively, in acquisition and asset management fees. For the nine months ended September 30, 2019 and 2018, we recorded approximately $0.9 million and $0.5 million, respectively, in acquisition and asset management fees.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 22, 2019, except as it relates to the adoption of Topic 842 (see Note 2 to the accompanying Notes to Condensed Consolidated Financial Statements).

Results of Operations

Our results of operations are described below:

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended September 30,
	2019	2018	$ Change
Rental revenues	$1,413,000	$2,069,000	$(656,000)
Tenant reimbursements	181,000	274,000	(93,000)
Total rental revenues	1,594,000	2,343,000	(749,000)
Less expenses:
Property operating costs	(183,000)	(281,000)	98,000
Net operating income (1)	1,411,000	2,062,000	(651,000)
Acquisition & asset management fees	325,000	177,000	148,000
Interest income from notes receivable	8,000	13,000	(5,000)
General and administrative	(764,000)	(964,000)	200,000
Depreciation and amortization	(416,000)	(755,000)	339,000
Income from equity-method investees	60,000	62,000	(2,000)
Other income	52,000	25,000	27,000
Interest expense	(628,000)	(866,000)	238,000
Gain on sale of real estate properties	22,000	-	22,000
Income (loss) from continuing operations	70,000	(246,000)	316,000
Noncontrolling interests’ share in income (loss)	(12,000)	(15,000)	3,000
Net income (loss) applicable to common stockholders	$58,000	$(261,000)	$319,000

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues less property operating costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, other income, interest expense, gain on note receivable and gain on disposition of real estate properties. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses. Net operating income decreased $0.7 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to the sale of our four NC Properties (see Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements).

The net decrease in general and administrative expenses of $0.2 million is primarily due to a decrease in legal and other professional expenses of approximately $0.2 million.

The net decrease in depreciation and amortization and interest expense for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 is primarily due to the sale of our four NC Properties (see Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements).

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2019	2018	$ Change
Rental revenues	$4,673,000	$6,196,000	$(1,523,000)
Tenant reimbursements	595,000	843,000	(248,000)
Total rental revenues	5,268,000	7,039,000	(1,771,000)
Less expenses:
Property operating costs	(684,000)	(941,000)	257,000
Net operating income (1)	4,584,000	6,098,000	(1,514,000)
Acquisition & asset management fees	861,000	541,000	320,000
Interest income from notes receivable	21,000	48,000	(27,000)
General and administrative	(3,481,000)	(2,956,000)	(525,000)
Depreciation and amortization	(1,332,000)	(2,350,000)	1,018,000
Income from equity-method investees	90,000	321,000	(231,000)
Other income	152,000	63,000	89,000
Interest expense	(2,009,000)	(2,784,000)	775,000
Gain on note receivable	-	186,000	(186,000)
Gain on sale of real estate properties	4,227,000	-	4,227,000
Income (loss) from continuing operations	3,113,000	(833,000)	3,946,000
Income from discontinued operations	-	109,000	(109,000)
Net income (loss)	3,113,000	(724,000)	3,837,000
Noncontrolling interests’ share in income (loss)	99,000	(32,000)	131,000
Net income (loss) applicable to common stockholders	$3,212,000	$(756,000)	$3,968,000

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses. Net operating income decreased $1.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the sale of our four NC Properties (see Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements).

The net increase in general and administrative expenses of $0.5 million is primarily due to an increase in executive bonuses of approximately $0.8 million and stock-based compensation of $0.1 million offset by a decrease in legal and other professional expenses of approximately $0.4 million.

The net decrease in depreciation and amortization and interest expense for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 is primarily due to the sale of our four NC Properties (see Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements).

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

Liquidity and Capital Resources

As of September 30, 2019, we had approximately $12.7 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

We continue to pursue options for repaying and/or refinancing debt obligations with long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans. In April 2019, we refinanced the Healthcare Financial Solutions, LLC note (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements) that was scheduled to mature in July 2019 with a 35 year, HUD-insured loan through ORIX Real Estate Capital, LLC (“ORIX”) (formerly Lancaster Pollard) that matures in 2054. In September 2018, we refinanced the Capital One loan that was scheduled to mature in January 2019 with a 35 year, HUD-insured loan through Capital One Multifamily Finance, LLC that matures in 2053. Additionally, in 2019 and 2017, as part of our responsibilities under the operating agreements as the manager of our Equity-Method Investments, we refinanced 11 existing loans of our Equity-Method Investments with ORIX (HUD-insured) loans.

Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties.

Credit Facilities and Loan Agreements

As of September 30, 2019, we had debt obligations of approximately $47.2 million. The outstanding balance by loan agreement is as follows (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding our financing arrangements):

•	CIBC Bank USA – approximately $10.7 million maturing March 2021
•	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $10.5 million maturing September 2053
•	ORIX (HUD-insured) – approximately $26.0 million maturing from September 2039 through April 2054

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net (loss) income applicable to common stockholders (GAAP)	$58,000	$(261,000)	$3,212,000	$(756,000)
Adjustments:
Depreciation and amortization	416,000	755,000	1,332,000	2,350,000
Depreciation and amortization related to non-controlling interests	(10,000)	(17,000)	(32,000)	(54,000)
Depreciation related to Equity-Method Investments	567,000	308,000	1,485,000	890,000
Gain on sale of real estate properties	(22,000)	-	(4,227,000)	-
Funds provided by operations (FFO) applicable to common stockholders	$1,009,000	$785,000	$1,770,000	$2,430,000
Weighted-average number of common shares outstanding - basic	23,027,978	23,027,978	23,027,978	23,027,978
FFO per weighted average common shares - basic	$0.04	$0.03	$0.08	$0.11
Weighted-average number of common shares outstanding - diluted	23,513,331	23,027,978	23,513,331	23,027,978
FFO per weighted average common shares - diluted	$0.04	$0.03	$0.08	$0.11

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable. Because the Company is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), it is not required to provide the information required by this Item.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its former directors, one of its officers and one of its former officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company. On February 22, 2018, the action was assigned to a different trial judge. On May 29, 2018, the Company filed a motion for terminating and monetary sanctions against CRA, Cornerstone Ventures, Inc. and their counsel, Winget Spadafora & Schwartzberg. On November 30, 2018, the new trial judge vacated the trial date, pending resolution of the Company’s motion for terminating and monetary sanctions against CRA and Cornerstone Ventures, Inc. and denied the Company’s motion for sanctions against Winget Spadafora & Schwartzberg. On February 13, 2019, the trial judge held another hearing on the Company’s motion for terminating and monetary sanctions and indicated that it intended to grant the Company’s motion for terminating sanctions and award the Company monetary sanctions. On March 14, 2019, the Court entered an Order and Judgment granting the Company’s motion for terminating sanctions, awarding the Company monetary sanctions in the amount of $588,672, and dismissing CRA and Cornerstone Ventures Inc.’s Complaint with prejudice. On May 21, 2019, CRA and Cornerstone Ventures, Inc. filed a notice of appeal from the Judgment and, on June 3, 2019, the Company filed a notice of cross-appeal from the Judgment. On July 9, 2019, the California Court of Appeal, Fourth District dismissed CRA and Cornerstone Ventures, Inc.’s appeal with prejudice. The Company’s appeals against CRA, Cornerstone Ventures, Inc and Winget Spadafora & Schwartzberg are currently pending before the Court of Appeal, Fourth District.

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”). HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. On October 22, 2019, the Third Circuit granted HCRE’s appeal, reversing the District Court and holding that HCRE could assert the adversary complaint seeking damages for violation of the automatic stay.  The Company filed a Petition for Rehearing on November 5, 2019 asserting that HCRE is not entitled to assert a claim for damages for violation of the automatic stay.  This Petition remains pending.  The Bankruptcy Court has stayed all litigation on HCRE’s motion for damages pending resolution of the appeal on the complaint for violation of the automatic stay by the Court of Appeals. We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

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

Item 1A. Risk Factors.

Not applicable. There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC March 22, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.

(b) Not applicable.

(c) During the nine months ended September 30, 2019, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

3.3	Articles of Amendment of the Company dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of the Company dated June 30, 2010 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Kent Eikanas
Date: November 8, 2019	Kent Eikanas
Chief Executive Officer (Principal Executive Officer)

/s/ Elizabeth A. Pagliarini
Date: November 8, 2019	Elizabeth A. Pagliarini
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Page 40 of 40