Form 10-K
period 2019-12-31
Summit Healthcare REIT, Inc
filed 2020-03-25
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019 (the last business day of the Registrant’s second fiscal quarter), there were 23,027,978 shares of common stock held by non-affiliates of the Registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was terminated on November 23, 2010, was $8.00.

As of March 16, 2020 there were 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

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

We are self-managed and have employees to directly manage our operations. At December 31, 2019, we own a 99.88% general partner interest in the Operating Partnership while Cornerstone Realty Advisors, LLC (“CRA”), a former affiliate, owns a 0.12% limited partnership interest.

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

As of December 31, 2019, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties, and 95.3% ownership interest in four properties held in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% equity interest in an unconsolidated equity-method investment that holds 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, a 10% equity interest in an unconsolidated equity-method investment that holds six properties and a 15% equity interest in an unconsolidated equity-method investment that holds 14 properties.

We generally lease our senior housing facilities to tenants on a triple net basis, with an initial leasehold term of 10 to 15 years with one or more five-year renewal options. Under a triple net lease, the tenant pays or reimburses the owner for all or substantially all property operating expenses and capital expenditures.

Each of our tenants holds the license to operate the facility, employs all facility employees (facility administrator, nurses, housekeeping staff, etc.), contracts directly with residents or patients and receives all facility-related revenue, and bears all of the expenses and other obligations of the property, including rent payments to us. Most, if not all, of our tenants engage a separate, affiliated management company (“operator/manager”) to assist with back-office management of the facility (e.g. bookkeeping, human resources, payroll processing, etc.).

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated with our financial statements and owns four properties (each, a “JV Property” and collectively, the “JV Properties”).

As of December 31, 2019 and 2018, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest. As of December 31, 2018, we also owned a 95% interest in the fifth JV Property, and CHREF owned a 5% interest in the fifth JV Property, which was sold in February 2019 (see Note 11 to the accompanying Notes to Consolidated Financial Statements).

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement (as amended, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2019 and 2018, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2019 and 2018, we have a 35% in the Fantasia JV which owns two properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia II LLC Agreement”) with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2019 and 2018, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC – Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement (“Fantasia III LLC Agreement”) with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2019 and 2018, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC – Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement (“FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2019 and 2018, we have a 10% interest in the FPH JV which owns six properties.

Indiana JV – Equity-Method Investment

In February 2019, through our wholly-owned subsidiary, Summit Indiana, LLC, we formed a new joint venture, a Delaware limited liability company (the “Indiana JV”). On March 13, 2019, we entered into a Limited Liability Company Agreement (the “Indiana JV Agreement”) with two unrelated parties: a real estate holding company and a global institutional asset management firm, both Delaware limited liability companies. The Indiana JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method. As of December 31, 2019, we have a 15% interest in the Indiana JV which owns 14 properties.

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC (the “SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia JV, Fantasia II JV, Fantasia III JV, FPH JV and Indiana JV, (collectively, our “Equity-Method Investments”) and provide various services in exchange for fees and reimbursements. All acquisition fees and management fees are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS.

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

Effective October 1, 2019, the current SNF PPS (RUG-IV) system was replaced with a new method for calculating reimbursement, the Patient-Driven Payment Model (PDPM). Under PDPM, therapy minutes are removed as the basis for payment in favor of resident classifications and anticipated resource needs during the course of a patient’s stay. PDPM assigns every resident a case-mix classification that drives the daily reimbursement rate for that individual. It is too early to assess how PDPM will affect our tenants, however, lower reimbursement rates may impair a tenant’s ability to meet its financial obligation to us.

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

Other information

Our executive offices are located at 2 South Pointe Drive, Suite 100, Lake Forest, CA 92630. Our lease expires in April 2022 and covers approximately 4,100 square feet in a two-story office building. As of December 31, 2019, we have 10 full-time employees.

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

We believe the value of our stock owned by our stockholders has declined substantially from the issue price. It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, because the amount of funds available for investment was reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. As of December 31, 2019, our estimated per-share value of our common stock was $2.82 per share. Unless our aggregate investments increase in value to compensate for upfront fees and expenses and prior declines in value, it is unlikely that our stockholders will be able to sell their stock, whether pursuant to our stock repurchase program or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their stock will ever appreciate in value to equal the price they paid for their stock. It is also likely that their stock would not be accepted as the primary collateral for a loan. Stockholders should consider their stock as an illiquid investment, and they must be prepared to hold their stock for an indefinite period of time.

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

Federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of healthcare. Legislative and regulatory proposals and enactments to reform healthcare insurance programs could significantly impact our properties and the manner in which our tenants are paid. For example, provisions of the PPACA, also known as “Obamacare,” have resulted in changes in the way healthcare is paid for by both governmental and private insurers. These changes have had, and are expected to continue to have, a significant impact on our business. In 2020, we may face uncertainties as a result of likely federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. There is no assurance that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

Effective October 1, 2019, the current SNF PPS (RUG-IV) system was replaced with a new method for calculating reimbursement, the Patient-Driven Payment Model (PDPM). Under PDPM, therapy minutes are removed as the basis for payment in favor of resident classifications and anticipated resource needs during the course of a patient’s stay. PDPM assigns every resident a case-mix classification that drives the daily reimbursement rate for that individual. It is too early to assess how PDPM will affect our tenants, however, lower reimbursement rates may impair a tenant’s ability to meet its financial obligation to us.

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

Adverse economic or other conditions in our geographic markets could negatively affect our tenants’ ability to pay rent to us.

Adverse economic or other conditions, including periods of economic slowdown or recession, healthcare industry slowdowns, periods of deflation, relocation of businesses, changing demographics, natural disasters, terrorist acts, public health crises, pandemics and epidemics, including but not limited to the spread of the coronavirus (COVID-19), and civil disturbances or acts of war and other disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning and other laws and regulations, may negatively affect our tenants’ businesses and their ability to pay rents to us and, therefore, could have a material adverse effect on our revenues, business and results of operations and the value of our stock.

A pandemic, epidemic or outbreak of a contagious disease could affect the markets in which our tenants operate or otherwise impact our facilities.

If a pandemic or other public health crisis were to affect our markets, or our tenants specifically, such as a major breakout of the coronavirus (COVID-19) in the United States or specifically in the locations where our tenants operate, the businesses of our tenants could be adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially facilities that fail to accurately or timely diagnose, or other facilities such as those where our tenants that are treating, have treated or otherwise have residents affected by these contagious diseases. If any of those residents contracted such a contagious disease at one of our facilities, other residents or prospective residents might decline to use such facilities. Any of our tenants’ infectious disease plans or polices may not prevent the spread of these diseases to their residents, many of which are already elderly or otherwise medically compromised.  Further, a pandemic might adversely impact our tenants’ businesses by causing a temporary shutdown of one or more facilities or diversion of residents, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in one or more facilities. The potential impact of a pandemic, epidemic or outbreak of a contagious disease with respect to our tenants or our facilities is difficult to predict and could have a material adverse impact on the operations of our tenants and, in turn, our revenues, business and results of operations and the value of our stock.

Our properties expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could have a material adverse effect on us.

From time to time, circumstances may require one or more of our subsidiaries to become a licensed operator of a senior housing facility, rather than entering into a triple net lease with an independent tenant, although that is not our objective. Becoming the licensed operator of a facility exposes us to additional operational risks, liabilities and claims that could increase our costs or adversely affect our ability to generate revenues, thereby reducing our profitability. These operational risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), increased cost of compliance, increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies in our operations and decreases in cash flow, which could have a material adverse effect on us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2019, our healthcare portfolio consisted of seven properties, three of which we own 100%, and four of which we own through a 95.3% interest in CHP LLC. All of the properties are 100% leased on a triple net basis. The following table (excluding the 50 properties held by our unconsolidated Equity-Method Investments) provides summary information regarding these properties:

Property	Location	Date Purchased	Type(1)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs	Number of Beds
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,485,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,934,000	63
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	10,725,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,559,000	73
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,983,000	66
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,843,000	65
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,473,000	90
Total:				$57,265,000	$47,002,000	558

(1)	SNF is an abbreviation for skilled nursing facility. AL is an abbreviation for assisted living facility. MC is an abbreviation for memory care facility.

See Note 11 to the accompanying Notes to Consolidated Financial Statements regarding the sale of our four properties located in North Carolina.

Portfolio Lease Expirations

The following table sets forth lease expiration information for the ten years and thereafter following December 31, 2019. We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

			Percent of
		Base Rent	Total	Percent of
		In Final Year	Leasable	Total
	No. of	of Expiring	Area	Annual Base
	Leases	Leases	Expiring	Rent Expiring
Year Ending December 31	Expiring	(Annual $)	(%)	(%)
2023	1	$408,000	10.5%	6.2%
2027	1	1,538,000	23.2%	23.5%
2029	3	2,418,000	21.3%	36.9%
2030 -2032	2	2,181,000	45.0%	33.43%
	7	$6,545,000	100.0%	100.0%

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

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”). HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. On October 22, 2019, the Third Circuit granted HCRE’s appeal, reversing the District Court and holding that HCRE could assert the adversary complaint seeking damages for violation of the automatic stay.  The Company filed a Petition for Rehearing on November 5, 2019 asserting that HCRE is not entitled to assert a claim for damages for violation of the automatic stay.  This Petition was denied and the mandate was issued sending the matter back to the Bankruptcy Court.  The Bankruptcy Court has not taken any action on the matter since the Third Circuit remanded the case. We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

Delbert Freeman and his company, Freescan Ventures, Inc. (collectively, “Freeman”), filed an action against us and Mr. Eikanas, our Chief Executive Officer, on December 21, 2017 for breach of contract arising out of the sale of the Athens project in Georgia. We originally guaranteed a lease for the development of the Athens project, which was ultimately sold to a third party in June of 2016, thereby releasing us from our obligation. Freeman sued for breach of contract based on an allegation that he was not paid profits he was promised from the proceeds of the project. Freeman also alleged that he was promised consulting fees of $270,000 from us arising out of an alleged oral agreement to pay consulting fees of $10,000 per month. On May 8, 2019, Freeman agreed to voluntarily dismiss all claims in their complaint, with prejudice.  In return, the Company agreed to dismiss its claims with prejudice as well. Accordingly, the Court has dismissed this action in its entirety, with prejudice.

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

On December 31, 2019, the estimated common stock per-share value is $2.82 per share, adjusted from the previous estimated common stock per-share value of $2.83 established on December 31, 2018. The estimated value per share was based on the methodologies and assumptions described further below. The estimated per-share value determined below neither represents the fair value according to U.S. generally accepted accounting principles (“GAAP”) of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets.

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

Our December 31, 2019 estimated per-share value was calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the current book value of our liabilities, and dividing the total by the number of our common shares outstanding as of December 31, 2019. Our estimated per-share value is the same as our net asset value. Our estimated per-share value does not reflect “enterprise value,” which may include a premium for the portfolio or the potential increase in our share value if we were to list our shares on a national securities exchange. Our estimated per-share value also does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange.

The following is a summary of the valuation methodologies used:

Investments in Real Estate. For purposes of calculating an estimated value per share, we used the value of the 2019 lease payments and applied the current market lease rates for each asset type to determine fair market value of our properties.

Loans Payable. We reduced the fair value of our investments by the total amount due of our loans payable based on the current book value at December 31, 2019.

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

Our estimated per-share value was calculated as follows:

December 31, 2019
Investments in real estate	$2.90
Loans payable	(2.00)
Other assets and liabilities, net	0.86
Equity-Method Investments value	1.06
Estimated net asset value per-share value	$2.82
Estimated enterprise value premium	None applied
Estimated liquidity discount	None applied
Total estimated per-share value	$2.82

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

Our board of directors reviewed the report prepared by management which recommended an estimated per-share value, and considering all information provided in light of its own knowledge regarding our assets and unanimously agreed upon an estimated value of $2.82 per share, which is consistent with the recommendations of management.

A summary of our estimated per-share value for the last five years at December 31 is as follows:

2019	$ 2.82
2018	$ 2.83
2017	$ 2.80
2016	$ 2.53
2015	$ 2.34

Stockholders

As of March 16, 2020 we had approximately 23.0 million shares of common stock outstanding held by 4,459 stockholders of record.

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the years ended December 31, 2019 and 2018:

	Year Ended December 31
	2019	2018
Net income (loss) applicable to common stockholders (GAAP)	$3,113,000	$(916,000)

Adjustments:
Depreciation and amortization	1,750,000	3,000,000
Depreciation and amortization related to noncontrolling interests	(42,000)	(69,000)
Depreciation related to Equity-Method Investments	2,050,000	1,198,000
Gain on sale of real estate properties	(4,274,000)	-
Funds provided by operations (FFO) applicable to common stockholders	$2,597,000	$3,213,000

Weighted-average number of common shares outstanding – basic	23,027,978	23,027,978
FFO per weighted average common shares - basic	$0.11	$0.14
Weighted-average number of common shares outstanding – diluted	23,506,478	23,027,978
FFO per weighted average common shares - diluted	$0.11	$0.14

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

Overview

As of December 31, 2019, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, a 10% equity interest in an unconsolidated equity-method investment that holds six properties and a 15% equity interest in an unconsolidated equity-method investment that holds 14 properties (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Summit Portfolio Properties

At December 31, 2019, our portfolio consisted of seven real estate properties as noted above. All of the properties are 100% leased on a triple net basis. The following table provides summary information (excluding the 50 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of December 31, 2019:

	Properties	Beds	Square Footage	Purchase Price
SNF	4	337	109,306	$31,740,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	7	558	246,071	$57,265,000

Property	Location	Date Purchased	Type	Beds	2019 Revenue[1]
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$492,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	525,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	1,411,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	968,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	764,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	395,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	90	1,106,000
Total				558

1 Represents year-to-date revenue based on in-place leases, including straight-line rent, through December 31, 2019.

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

A summary of the combined financial data for the balance sheets and statements of income for all unconsolidated Equity-Method Investments are as follows:

Condensed Combined Balance Sheets:	December 31, 2019	December 31, 2018
Total Assets	$421,268,000	$300,132,000
Total Liabilities	$318,150,000	$219,080,000
Members Equity:
Summit	$13,245,000	$9,832,000
JV Partners	$89,873,000	$71,220,000
Total Members Equity	$103,118,000	$81,052,000

Condensed Combined Statements of Income:	December 31, 2019	December 31, 2018
Total Revenue:	$46,044,000	$33,599,000
Net Operating Income	$36,730,000	$27,802,000
Income from Operations	$22,441,000	$16,883,000
Net Income	$1,955,000	$3,988,000

Summit equity interest in Equity-Method Investments net income	$184,000	$455,000
JV Partners interest in Equity-Method Investments net income	$1,771,000	$3,533,000

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

The following reconciles our 10% equity investment in the SUL JV from inception through December 31, 2019:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,059,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	613,000
Riverglen (New Hampshire) – April 2016	424,000
Delaware Properties – September 2016	1,846,000
Total investments	4,779,000
Income from equity-method investee	967,000
Distributions	(2,574,000)
Total investment at December 31, 2019	$3,172,000

A summary of the consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	December 31, 2019	December 31, 2018
Real estate properties and intangibles, net	$135,038,000	$140,487,000
Cash and cash equivalents	4,928,000	4,238,000
Other assets	10,882,000	10,421,000
Total Assets:	$150,848,000	$155,146,000

Loans payable, net	$106,049,000	$109,165,000
Other liabilities	7,268,000	6,612,000
Members’ equity:
Best Years	34,245,000	35,886,000
Summit	3,286,000	3,483,000
Total Liabilities and Members’ Equity	$150,848,000	$155,146,000

Condensed Consolidated Statements of Income of SUL JV:	Year Ended December 31, 2019	Year Ended December 31, 2018
Total revenue	$18,295,000	$16,676,000
Property operating expenses	(4,323,000)	(2,450,000)
Net operating income	13,972,000	14,226,000
General and administrative expense	(404,000)	(400,000)
Depreciation and amortization expense	(5,717,000)	(5,716,000)
Income from operations	7,851,000	8,110,000
Interest expense	(5,451,000)	(5,560,000)
Amortization of deferred financing costs	(264,000)	(223,000)
Other income (expense)	(852,000)	(495,000
Net Income	$1,284,000	$1,832,000

Summit equity interest in SUL JV net income	$128,000	$183,000

As of December 31, 2019, the 17 properties held by SUL JV, our unconsolidated 10% equity-method investment, 15 of which are leased on a triple net basis, and are as follows:

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

The following reconciles our equity investments in the Fantasia JVs from inception through December 31, 2019:

Summit Fantasia Holdings, LLC – October 2016	$2,524,000
Summit Fantasia Holdings II, LLC – February 2017	$1,923,000
Summit Fantasia Holdings III, LLC – August 2017	$1,953,000
Total investment	6,400,000
Income from Fantasia JVs	676,000
Distributions	(1,872,000)
Total Fantasia investments at December 31, 2019	$5,204,000

A summary of the consolidated financial data for the balance sheets and statements of income for the unconsolidated Fantasia JVs, of which we own a 10% to 35% equity interest, is as follows:

Condensed Combined Balance Sheets of Fantasia JVs:	December 31, 2019	December 31, 2018
Real estate properties, net	$104,244,000	$107,148,000
Cash and cash equivalents	5,893,000	5,492,000
Other assets	4,423,000	2,153,000
Total Assets:	$114,560,000	$114,793,000

Loans payable, net	$75,830,000	$75,893,000
Other liabilities	6,835,000	5,876,000
Members’ equity:
Fantasia JVs	26,691,000	27,541,000
Summit	5,204,000	5,483,000
Total Liabilities and Members’ Equity	$114,560,000	$114,793,000

Condensed Combined Statements of Income of Fantasia JVs:	Year Ended December 31, 2019	Year Ended December 31, 2018
Total revenue	$14,721,000	$13,364,000
Property operating expenses	(4,466,000)	(2,840,000)
Net operating income	10,255,000	10,524,000
General and administrative expense	(478,000)	(553,000)
Depreciation and amortization expense	(2,906,000)	(2,905,000)
Income from operations	6,871,000	7,066,000
Interest expense	(4,520,000)	(4,626,000)
Amortization of debt issuance costs	(332,000)	(589,000)
Other income (expense)	(109,000)
Net Income	$1,910,000	$1,851,000

Summit equity interest in Fantasia JVs net income	$205,000	$242,000

As of December 31, 2019, the 13 properties in Fantasia JVs, our unconsolidated equity-method investments, are all 100% leased on a triple net basis, and are as follows:

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

The following reconciles our equity investment in the FPH JV from inception through December 31, 2019:

Iowa properties – November 2017	$929,000
Total investment	929,000
Income from equity-method investee	(36,000)
Distributions	(430,000)
Total Fantasia investments at December 31, 2019	$463,000

A summary of the consolidated financial data for the balance sheet and statement of income for the unconsolidated FPH JV is as follows:

Condensed Consolidated Balance Sheets of FPH JV:	December 31, 2019	December 31, 2018
Real estate properties, net	$27,296,000	$28,524,000
Cash and cash equivalents	1,186,000	635,000
Other assets	784,000	1,034,000
Total Assets:	$29,266,000	$30,193,000

Loans payable, net	$21,600,000	$20,761,000
Other liabilities	1,796,000	773,000
Members’ equity:
Fantasia JVs	5,407,000	7,793,000
Summit	463,000	866,000
Total Liabilities and Members’ Equity	$29,266,000	$30,193,000

	Year Ended December 31,	Year Ended December 31,
Condensed Consolidated Statements of Income of FPH JV:	2019	2018
Total revenue	$3,564,000	$3,559,000
Property operating expenses	(512,000)	(507,000)
Net operating income	3,052,000	3,052,000
General and administrative expense	(147,000)	(117,000)
Depreciation and amortization expense	(1,228,000)	(1,228,000)
Income from operations	1,677,000	1,707,000
Interest expense	(1,479,000)	(1,273,000)
Amortization of debt issuance costs	(414,000)	(129,000)
Other expense	(507,000)	-
Net Income	$(723,000)	$305,000

Summit equity interest in FPH JV net income	$(72,000)	$30,000

As of December 31, 2019, the six properties of our unconsolidated equity-method investments in FPH JV, all of which are 100% leased on a triple net basis, are as follows:

Property	Location	Type	Number of Beds
Accura Healthcare of Bancroft	Bancroft, Iowa	SNF/AL	50
Accura Healthcare of Milford	Milford, Iowa	SNF/AL	94
Accura Healthcare of Carroll	Carroll, Iowa	SNF/IL	124
Accura Healthcare of Cresco	Cresco, Iowa	SNF	59
Accura Healthcare of Marshalltown	Marshalltown, Iowa	SNF	86
Accura Healthcare of Spirit Lake	Spirit Lake, Iowa	SNF	98
Total:			511

Indiana JV

On February 28, 2019 we formed a new joint venture, a Delaware limited liability company (the “Indiana JV”), and on March 13, 2019, we entered into a Limited Liability Company Agreement (the “Indiana JV Agreement”) through our wholly-owned subsidiary, Summit Indiana, LLC, with two unrelated parties: a real estate holding company and a global institutional asset management firm, both Delaware limited liability companies.  The Indiana JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method.

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

The following reconciles our equity investment in the Indiana JV from inception through December 31, 2019:

Indiana properties – March 2019	$4,908,000
Total investment	4,908,000
Loss from equity-method investee	(77,000)
Distributions	(539,000)
Total Indiana JV investment at December 31, 2019	$4,292,000

A summary of the condensed consolidated financial data for the balance sheet and statements of operations for the unconsolidated Indiana JV is as follows:

Condensed Consolidated Balance Sheet of Indiana JV:	December 31, 2019
Real estate properties, net	$122,343,000
Cash and cash equivalents	3,137,000
Other assets	1,114,000
Total Assets:	$126,594,000

Loans payable, net	$95,329,000
Other liabilities	3,443,000
Members’ equity:
Other Indiana JV members	23,530,000
Summit	4,292,000
Total Liabilities and Members’ Equity	$126,594,000

Condensed Consolidated Statement of Operations of Indiana JV:	Period Ended December 31, 2019
Total revenue	$9,464,000
Property operating expenses	(13,000)
Net operating income	9,451,000
General and administrative expense	(548,000)
Depreciation and amortization expense	(2,861,000)
Income from operations	6,042,000
Interest expense	(6,317,000)
Amortization of debt issuance costs	(241,000)
Net Loss	$(516,000)

Summit equity interest in Indiana JV net loss	$(77,000)

As of December 31, 2019, the 14 properties of our unconsolidated equity-method investments in Indiana JV, all of which are 100% leased on a triple net basis, are as follows:

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

Distributions from Equity-Method Investments

For the years ended December 31, 2019 and 2018, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Years Ended December 31,
	2019	2018
Distributions	$1,831,000	$1,291,000

Cash received for distributions	$1,667,000	$1,183,000

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties owned by our Equity-Method Investments, as defined in the agreements. For the years ended December 31, 2019 and 2018, we recorded approximately $1.2 million and $0.7 million, respectively, in acquisition and asset management fees.

Results of Operations

Our results of operations are described below:

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Years Ended
	December 31,
	2019	2018	$ Change
Rental revenues	$6,862,000 (2)	$8,264,000	$(1,402,000)
Tenant reimbursements	-	1,128,000	(1,128,000)
Total rental revenues	6,862,000	9,392,000	(2,530,000)
Less expenses:
Property operating costs	(862,000)	(1,223,000)	361,000
Net operating income (1)	6,000,000	8,169,000	(2,169,000)
Acquisition and asset management fees	1,174,000	702,000	472,000
Interest income from notes receivable	29,000	42,000	(13,000)
General and administrative	(4,476,000)	(4,004,000)	(472,000)
Depreciation and amortization	(1,750,000)	(3,000,000)	1,250,000
Income from equity-method investees	184,000	455,000	(271,000)
Other income	207,000	100,000	107,000
Interest expense	(2,612,000)	(3,625,000)	1,013,000
Gain on note receivable	-	186,000	(186,000)
Gain on sale of real estate properties	4,274,000	-	4,274,000
Income (loss) from continuing operations	3,030,000	(975,000)	4,005,000
Income from discontinued operations	-	109,000	(109,000)
Net income (loss)	3,030,000	(866,000)	3,896,000
Noncontrolling interests’ share in losses (income)	83,000	(50,000)	133,000
Net loss applicable to common stockholders	$3,113,000	$(916,000)	$4,029,000

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues and tenant reimbursements less property operating costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, other income, interest expense, gain on sale of real estate and income from discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

(2)	Upon adoption of ASC 842, the Company combined rental revenues and tenant reimbursements. For the year ended December 31, 2019, tenant reimbursements were $773,000.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses. Net operating income decreased $2.1 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the sale of our four NC Properties (see Note 11 to the accompanying Notes to Consolidated Financial Statements).

The net increase in acquisition and asset management fees of $0.5 million is primarily due to our investment in the Indiana JV in 2019.

The net increase in general and administrative expenses of $0.5 million is primarily due to an increase in executive bonuses of approximately $0.9 million and stock-based compensation of $0.1 million offset by a decrease in legal and other professional expenses of approximately $0.5 million.

The net decrease in depreciation and amortization and interest expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 is primarily due to the sale of our four NC Properties (see Note 11 to the accompanying Notes to Consolidated Financial Statements).

The net decrease in income from equity-method investees of approximately $0.3 million is primarily due to the refinancing of the FPH JV properties and the related write off of fees and deferred financing costs from the previous lender, and the termination of two leases in our JV properties including the write off of certain costs associated with those terminations.

The gain on sale of real estate properties is due to the sale of our four NC Properties (see Note 11 to the accompanying Notes to Consolidated Financial Statements), and as of February 15, 2019, they are no longer consolidated in our consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 2019, we had approximately $13.3 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

We continue to pursue options for repaying and/or refinancing debt obligations with long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans. In April 2019, we refinanced the Healthcare Financial Solutions, LLC note (see Note 4 to the accompanying Notes to Consolidated Financial Statements) that was scheduled to mature in July 2019 with a 35 year, HUD-insured loan through ORIX Real Estate Capital, LLC (“ORIX”) (formerly Lancaster Pollard) that matures in 2054. In September 2018, we refinanced the Capital One loan that was scheduled to mature in January 2019 with a 35 year, HUD-insured loan through Capital One Multifamily Finance, LLC that matures in 2053. Additionally, in 2019 and 2017, as part of our responsibilities under the operating agreements as the manager of our Equity-Method Investments, we refinanced 11 existing loans of our Equity-Method Investments with ORIX (HUD-insured) loans.

Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties.

Credit Facilities and Loan Agreements

As of December 31, 2019, we had debt obligations of approximately $47.0 million. The outstanding balance by loan agreement is as follows:

•	CIBC Bank USA – approximately $10.7 million maturing March 2021

•	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $10.5 million maturing September 2053

•	ORIX (HUD-insured) – approximately $25.8 million maturing from September 2039 through April 2054

As of December 31, 2019, approximately 77% of our total debt obligations were under fixed interest rates through our loans payable with ORIX and Capital One.

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

We did not record any impairment charges during the years ended December 31, 2019 or 2018 for properties held and used.

Revenue Recognition

We collect rent from our tenants based on our lease agreements. We recognize revenues on an accrual basis as earned. However, if we determine, based on insufficient historical collections, that rent is not probable of collection until received, we recognize rental income when assured, which we consider to be the period the amounts are collected. Revenue from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible. Tenant reimbursements are included within rental revenues and are based on the actual property tax and insurance incurred for the properties. Acquisition fees arise from contractual agreements with our joint venture partners and are earned and paid at the time we close an acquisition, therefore, satisfying our performance obligations at that time. We earn our asset management fees based on a percentage of the purchase price or equity raised. As the manager, our duty is to manage the day-to-day operations of the special-purpose entities which own the properties. Asset management fees are recognized as a single performance obligation (managing the properties) comprised of a series of distinct services (handling issues with our tenants, etc.). We believe that the overall service of asset management is substantially the same each day and has the same pattern of performance over the term of the agreement. As a result, each day of service represents a performance obligation satisfied at that point in time. These fees are recognized at the end of each period for services performed during that period, billed monthly and paid quarterly.

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

We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. No events or changes have occurred as of December 31, 2019 and 2018 that would affect the carrying value of our equity-method investments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, under the supervision of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, as of December 31, 2019, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that these disclosure controls and procedures are effective.

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

Based on their evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that we maintained effective internal control over financial reporting as of December 31, 2019.

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

J. Steven Roush, CPA, age 73, serves on our Audit, Independent Directors, Compensation and Investment Committees. Mr. Roush chairs our Board of Directors and our Audit Committee. Mr. Roush’s term on our Board and the Committees noted above expire on the date of the 2020 Annual Meeting. Mr. Roush retired from PricewaterhouseCoopers (PWC) in 2007 after 39 years, 30 of those as a Partner. Mr. Roush brings experience in a diverse number of industries ranging from manufacturing, non-profits and retail (restaurants) with concentrations in real estate (office, residential, hospitality and commercial) telecommunications and pharmaceutical. He has a background in dealing with both private and public company boards of directors. Mr. Roush has a Bachelor of Science Degree in Accounting from Drake University and a Masters Professional Director Certification from the American College of Corporate Directors. Mr. Roush has served on our Board since 2014.

Mr. Roush brings to our Board years of dealing with the SEC and its various regulatory filings, Sarbanes Oxley (SOX 404) implementation and maintenance and the experience of working with many diverse boards running across varied industries. Over the years, he has served as an office managing partner, an SEC Review Partner (over 20 years) and a Risk Management Partner. Mr. Roush currently serves as Chairman of the Board and Chairman of the Audit Committee of W.E. Hall Company, a privately held manufacturer and distributor of corrugated pipe and related drainage products. He also is Chairman of the Board for Fieldpiece Instruments, Inc., a privately held manufacturer of hand held instruments for HVAC/R field service. Mr. Roush is also on the Board of Trustees of the Orange County Museum of Art and is the Treasurer and the Chairman of the Audit Committee. He is on the Board of Directors of the American Heart Association - Orange County and previously served six years on the Audit Committee of the National American Heart Association. Mr. Roush serves on the Corporate Cabinet of the Tocqueville Society of United Way – Orange County. He previously served as a member of the Board and Chairman of the Audit committee of AirTouch Communications, Inc., a public telecommunication device company and Staar Surgical Company, a public manufacturer of implantable lenses for the eye. Our Board has determined that Mr. Roush satisfies the SEC’s requirements of an “audit committee financial expert.”

Suzanne Koenig, age 59, serves on our Audit, Independent Directors, Compensation and Investment Committees. Ms. Koenig’s term on our Board and the Committees noted above expires on the date of the 2020 Annual Meeting. Ms. Koenig is president and founder of SAK Management Services LLC, a nationally recognized long-term care management and healthcare consulting services company, where she has worked for 18 years.  With over 25 years of extensive experience as an owner and operator, Ms. Koenig offers specialized skills in operations improvement, staff development and quality assurance with particular expertise in marketing, census development and operations enhancement for the whole spectrum of senior housing, long-term care and other healthcare entities requiring turnaround services. Ms. Koenig has served on our Board since 2015.

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

Ms. Koenig brings to our Board over 30 years of experience in operating long-term care facilities. Ms. Koenig offers the practical perspective of the challenges and opportunities confronting healthcare providers in managing the changing dynamics of this industry.  She is a Certified Turnaround Practitioner, a Licensed Nursing Home Administrator and a Licensed Social Worker in multiple states where she has worked.

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

Kent Eikanas, age 50, currently serves as our Chief Executive Officer and Secretary. Further information regarding Mr. Eikanas’ business experience and specific skills that qualify him to serve as a director of the Company is set forth below in the “Executive Officers” section. Mr. Eikanas’ term on our Board expires on the date of the 2020 Annual Meeting. Mr. Eikanas has served on our Board since 2016.

Executive Officers

Mr. Kent Eikanas is our Chief Executive Officer. Our Chief Financial Officer, Chief Operating Officer and Treasurer is Ms. Elizabeth Pagliarini.

Kent Eikanas, age 50, currently serves as our Chief Executive Officer and Secretary. Mr. Eikanas has served as Chief Executive Officer since August 2019, President since September 2012, and previously served as Chief Operating Officer since July 2012. He has successfully transitioned the Company from industrial properties to senior housing, building the Company portfolio to 57 assets under management. From 2008 to 2012, Mr. Eikanas served as Vice President of Senior Housing for a private equity group, where he closed over $100 million in senior housing real estate refinances, dispositions and acquisitions. In addition, Mr. Eikanas was responsible for asset management of over $700 million in senior housing assets, was a key contributor to the launch of a skilled nursing operating company based in Dallas, Texas, as well as helped grow the operating company from 14 facilities to 35 facilities. From 2003 to 2008, Mr. Eikanas was the Vice President of Acquisitions for a private real estate company and closed over $200 million in senior housing real estate. Mr. Eikanas has overseen licensing for skilled nursing facilities, assisted living facilities and memory care facilities in California, Texas, Rhode Island, Oregon and Pennsylvania. Mr. Eikanas graduated from California State University Sacramento with a Bachelor of Arts Degree in Psychology and a minor in Business Administration. Mr. Eikanas was a panelist in 2012 on a question-and-answer webinar about buying, valuing and selling skilled nursing facilities hosted by Irving Levin Associates and was a speaker in 2015 at the IBC Asia 2nd Healthcare Facilities Asia conference in Singapore. In 2019, Mr. Eikanas was a panelist on BDO’s Adapting to Changing Market Winds Healthcare REITs and Private Equity and a speaker at Senior Living 100 Conference 2019.

Elizabeth Pagliarini, age 49, currently serves as our Chief Operating Officer, Chief Financial Officer and Treasurer and has been with the Company since June 2014. She has served as Chief Financial Officer and Treasurer since September 2014 and Chief Operating Officer since August 2019. Ms. Pagliarini is a seasoned executive with over 25 years of experience in financial services and investment banking having held positions including chief executive officer, president, chief financial officer and chief compliance officer. Ms. Pagliarini successfully broke the “glass ceiling” in her mid-twenties as chief executive officer and chairwoman of the board of an investment brokerage subsidiary of a public company in Beverly Hills, California. She also co-founded a boutique investment bank and registered broker-dealer. Prior to working at Summit, Ms. Pagliarini was a principal at a securities litigation and financial consulting firm since 2001 and chief compliance officer and FINOP (financial and operations principal) at a Los Angeles-based investment bank from 2005-2008.  Ms. Pagliarini received her Bachelor of Science in Business Administration with a concentration in Finance from Valparaiso University where she was honored with their highest academic award, the Presidential Scholarship. She is also a Certified Fraud Examiner (CFE).

Ms. Pagliarini is a member of the Board of Directors of First Foundation Inc. (NASDAQ: FFWM), and serves on its audit, compensation and loan committees. She also sits on the City Council of Mission Viejo, California Investment Advisory Commission.  In addition, she proudly serves on the Emeritus Board of Directors for Forever Footprints, a non-profit organization that provides support to families that have suffered the loss of a baby during pregnancy or infancy and educates the medical community to improve quality of care and response. In January 2020, Ms. Pagliarini was awarded with the Lifetime Achievement Award at the Orange County Business Journal’s CFO of the Year Awards after receiving nominations for CFO of the Year in both 2019 and 2020. She has also been named one of “20 Women to Watch” by OC Metro magazine and nominated for The Orange County Business Journal’s Women in Business Award. Additionally, she has been honored by Step Up Women’s Network as the recipient of their prestigious Commitment to Philanthropy Volunteer Award and by Forever Footprints as the winner of their Compassion Award.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires each director, officer and individual beneficially owning more than 10% of our outstanding shares of common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of us with the SEC.

Based solely upon our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to fiscal year 2019, except for the following reports:

Name	Title	Type of Form	Number of Late Reports
Kent Eikanas	Director, Chief Executive Officer and Secretary	Form 4	1
Elizabeth Pagliarini	Chief Financial Officer and Chief Operating Officer and Treasurer	Form 4	1
Steve Roush	Director	Form 4	1
Suzanne Koenig	Director	Form 4	1

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of our Board and our executive officers. The Code of Business Conduct and Ethics can be accessed through our website: www.summithealthcarereit.com/code-of-business-conduct-and-ethics.

No Changes to Director Nomination Procedures

Since the date of our proxy statement for our 2019 Annual Meeting, there have no changes to the procedures by which our stockholders may recommend nominees to our Board.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain information concerning compensation for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary	Bonus		Option Awards(1)		All Other Comp		Total
Kent Eikanas Chief Executive	2019	$350,660	$312,978	(7)	$-		$11,200	(6)	$674,838
Officer and Secretary	2018	$339,410	$110,424	(2)	$128,250	(3)	$43,308	(4)	$621,392
Elizabeth Pagliarini Chief Financial Officer, Chief Operating	2019	$275,660	$312,978	(7)	$-		$11,200	(6)	$599,838
Officer and Treasurer	2018	$238,160	$98,616	(2)	$128,250	(3)	$31,000	(5)	$496,026

(1)	Reflects the aggregate grant date fair value of awards granted to the named executive officers in the reported year. For more information regarding the grant date fair value of awards of common stock, see Note 10 to the accompanying Notes to Consolidated Financial Statements for assumptions made in the valuation for option awards.
(2)	Includes cash bonus relating to 2018 performance which was paid in 2019.
(3)	Includes stock options to purchase 225,000 shares of stock which were granted in 2019 but relate to 2018 performance. The grant date fair value was $0.57.
(4)	Included in this amount is $32,308 for unused paid time off earned in 2017 which was paid in 2018 and $11,000 for the employer matching 401(K) contribution earned in 2018 which was paid in 2019.
(5)	Included in this amount is $20,000 for unused paid time off earned in 2017 which was paid in 2018 and $11,000 for the employer matching 401(K) contribution earned in 2018 which was paid in 2019.
(6)	This amount relates to the employer matching 401(K) contributions earned in 2019 which were paid in 2020.
(7)	Includes cash bonus relating to 2019 performance which will be paid in 2020.

Employment Agreements with Named Executive Officers

The Company has entered into employment agreements with each of its named executive officers, Kent Eikanas, Chief Executive Officer and Secretary, and Elizabeth Pagliarini, Chief Financial Officer, Chief Operating Officer and Treasurer. These employment agreements were approved by the Company’s Compensation Committee and Board of Directors. Each employment agreement has a three-year term and contains standard terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a special cash payment following a change in control of the Company. The base salaries for each of Mr. Eikanas and Ms. Pagliarini are subject to annual merit increases. Effective January 1, 2020, the Company’s Compensation Committee approved an increase in the base salaries for each of Mr. Eikanas and Ms. Pagliarini to $367,500 and $288,750 per year, respectively.

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

The following table summarizes the annual compensation received by our independent directors for the fiscal year ended December 31, 2019.

Name	Fees Earned or Paid in Cash in 2019	Stock Awards (1)	Total
J. Steven Roush	$82,000	$42,000	$124,000
Suzanne Koenig	$62,000	$24,000	$86,000

(1) On March 20, 2019, Mr. Roush and Ms. Koenig each received a stock option grant for 70,000 and 40,000 shares of common stock, respectively, related to 2018 performance. The options had a grant date fair value of $42,000 and $24,000, respectively. As of December 31, 2019, Mr. Roush had 833 unvested stock options which vest monthly through January 2020, 26,667 unvested stock options which vest monthly through April 2021 and 52,500 unvested stock options which vest monthly through March 2022. As of December 31, 2019, Ms. Koenig had 833 unvested stock options which vest monthly through January 2020, 17,778 unvested stock options which vest monthly through April 2021 and 30,000 unvested stock options which vest monthly through March 2022. For more information regarding the grant date fair value of awards of stock options, see Note 10 to the accompanying Notes to Consolidated Financial Statements.

During fiscal year 2019, we paid each of our independent directors’ compensation as follows:

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

Outstanding Equity Awards as of December 31, 2019

The following table presents information regarding the outstanding equity awards held by each of our named executive officers as of December 31, 2019, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards
Name	Number of Securities Underlying Unexercised Options- Exercisable	Number of Securities Underlying Unexercised Options- Unexercisable		Option Exercise Price	Option Expiration Date
Kent Eikanas	300,000	-		$1.72	12/22/2025
Kent Eikanas	109,678	-		$2.02	12/1/2026
Kent Eikanas	100,000	-		$2.04	4/1/2027
Kent Eikanas	26,167	-		$2.26	11/7/2027
Kent Eikanas	106,600	13,400	(1)	$2.24	4/1/2028
Kent Eikanas	130,781	94,219	(2)	$2.26	3/1/2029
Elizabeth Pagliarini	100,000	-		$1.72	12/17/2025
Elizabeth Pagliarini	73,118	-		$2.02	12/1/2026
Elizabeth Pagliarini	70,000	-		$2.04	4/1/2027
Elizabeth Pagliarini	17,445	-		$2.26	11/7/2027
Elizabeth Pagliarini	71,067	8,933	(3)	$2.24	4/1/2028
Elizabeth Pagliarini	130,781	94,219	(2)	$2.26	3/1/2029

(1)	3,350 stock options vest monthly and become fully vested on April 1, 2020
(2)	6,281 stock options vest monthly and become fully vested on March 1, 2021
(3)	2,233 stock options vest monthly and become fully vested on April 1, 2020

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Our equity compensation plan information as of December 31, 2019 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,444,624	$2.04	1,173,092
Equity compensation plans not approved by security holders	—	—	—
Total	1,444,624	$2.04	1,173,092

OWNERSHIP OF EQUITY SECURITIES

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 16, 2020, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock. The percentage of beneficial ownership is calculated based on 23,027,978 shares of common stock outstanding as of March 16, 2020.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
MacKenzie Capital Management, LP 1640 School Street Moraga CA 94556	1,752,261	(1)	7.6%

(1) This information is based on information received from the Company’s transfer agent regarding the holdings of MacKenzie Realty Capital, Inc. and its affiliates (collectively, “MacKenzie”), which stated that MacKenzie held an aggregate of approximately 1,752,261 shares as of January 29, 2020.

Security Ownership of Management

The following table sets forth information as of March 15, 2020, regarding the beneficial ownership of our common stock by each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 23,027,978 shares of common stock outstanding as of March 16, 2020.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Kent Eikanas	818,033	3.6%
Elizabeth Pagliarini	502,751	2.2%
J. Steven Roush	98,889	*
Suzanne Koenig	73,333	*
All current directors and executive officers as a group (4 persons)	1,493,006	6.5%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 16, 2020. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the securities listed are pledged as security.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Independent Directors Committee has reviewed the material transactions between the Company and our affiliates (including CRA, our former advisor) since the beginning of 2019, as well as any such currently proposed transactions. Set forth below is a description of such transactions.

Our Relationship with Our Equity-Method Investments

We currently have an interest in six equity-method investments (collectively, “Equity-Method Investments”) (see Note 5 to the Notes to Consolidated Financial Statements). We serve as the manager of our Equity-Method Investments and provide various services in exchange for fees and reimbursements. Under the agreements, as the manager, we are paid an acquisition fee upon closing of an acquisition based on the purchase price paid for the properties. Additionally, we are paid an annual asset management fee based on the properties in the portfolios, as defined in the agreements. All acquisition fees and asset management fees are paid to Summit Healthcare Asset Management, LLC (“SAM TRS”), our consolidated taxable REIT subsidiary, and expenses incurred by us, as the manager, are reimbursed from SAM TRS.

For the year ended December 31, 2019, we received approximately $1.2 million in asset management fees as the manager of the Equity-Method Investments.

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

Our Code of Business Conduct and Ethics sets forth examples of types of transactions with related parties that would create conflicts of interest between the interests of our stockholders and the private interests of the parties involved in such transactions. Our directors and officers are required to take all reasonable action to avoid such conflicts of interest or the appearance of conflicts of interest. If a conflict of interest becomes unavoidable, our directors and officers are required to report the conflict to a designated ethics contact, which, depending on the circumstances of the transaction, would be either our Chief Executive Officer, Chief Financial Officer or the Chairman of our Audit Committee. The appropriate ethics contact is then responsible for working with the reporting director or officer to monitor and resolve the conflict of interest in accordance with our Code of Business Conduct and Ethics.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table lists the aggregate fees billed for services rendered by BDO USA, LLP, our principal accountant, for 2019 and 2018:

Services	2019	2018
Audit Fees(1)	$454,193	$390,587

Total	$454,193	$390,587

(1)	Audit fees billed in 2019 and 2018 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, consents, statutory and regulatory audits, and other services related to filings with the SEC.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Equity for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

(2) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

Included in the exhibits are the audited combined financial statements of Fernhill Estates, LLC, Pacific Gardens, LLC and Sheridan Care Center, LLC, which operate under a single master lease, and are a significant lessee to us.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Summit Healthcare REIT, Inc.

Lake Forest, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Healthcare REIT, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

March 25, 2020

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$13,260,000	$11,463,000
Restricted cash	2,817,000	3,493,000
Real estate properties, net	46,513,000	67,002,000
Notes receivable	575,000	730,000
Tenant and other receivables, net	3,812,000	4,666,000
Deferred leasing commissions, net	607,000	1,133,000
Other assets, net	594,000	319,000
Equity-method investments	13,131,000	9,719,000
Total assets	$81,309,000	$98,525,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,504,000	$3,901,000
Security deposits	664,000	1,208,000
Loans payable, net of debt issuance costs	45,577,000	64,050,000
Total liabilities	48,745,000	69,159,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at December 31, 2019 and 2018	23,000	23,000
Additional paid-in capital	116,184,000	115,950,000
Accumulated deficit	(83,843,000)	(86,956,000)
Total stockholders’ equity	32,364,000	29,017,000
Noncontrolling interests	200,000	349,000
Total equity	32,564,000	29,366,000
Total liabilities and equity	$81,309,000	$98,525,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2019 and 2018

	2019	2018
Revenues:
Rental revenues	$6,862,000	$8,264,000
Tenant reimbursements	-	1,128,000
Total rental revenues	6,862,000	9,392,000
Acquisition and asset management fees	1,174,000	702,000
Interest income from notes receivable	29,000	42,000
Total operating revenue	8,065,000	10,136,000

Expenses:
Property operating costs	862,000	1,223,000
General and administrative	4,476,000	4,004,000
Depreciation and amortization	1,750,000	3,000,000
Total operating expenses	7,088,000	8,227,000

Other operating income:
Gain on sale of real estate properties	4,274,000	-
Operating income	5,251,000	1,909,000

Income from equity-method investees	184,000	455,000
Other income	207,000	100,000
Interest expense	(2,612,000)	(3,625,000)
Gain on notes receivable	-	186,000
Income (loss) from continuing operations	3,030,000	(975,000)

Discontinued operations:
Gain on disposition of Friendswood TRS	-	109,000
Income from discontinued operations	-	109,000

Net income (loss)	3,030,000	(866,000)
Noncontrolling interests’ share in net (income) loss	83,000	(50,000)
Net income (loss) applicable to common stockholders	$3,113,000	$(916,000)

Earnings per common share:
Basic:
Income (loss) from continuing operations	$0.14	$(0.04)
Net income (loss) applicable to common stockholders	$0.14	$(0.04)

Diluted:
Income (loss) from continuing operations	$0.13	$(0.04)
Net income (loss) applicable to common stockholders	$0.13	$(0.04)

Weighted average shares used to calculate earnings per common share:
Basic	23,027,978	23,027,978
Diluted	23,506,478	23,027,978

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2019 and 2018

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2018	23,027,978	$23,000	$117,349,000	$(86,040,000)	$31,332,000	$564,000	$31,896,000
Stock-based compensation	—	—	100,000	—	100,000	—	100,000
Distributions declared	—	—	(1,499,000)	—	(1,499,000)	—	(1,499,000)
Distributions paid to noncontrolling interests	—	—	—	—	—	(265,000)	(265,000)
Net income (loss)	—	—	—	(916,000)	(916,000)	50,000	(866,000)
Balance — December 31, 2018	23,027,978	$23,000	$115,950,000	$(86, 956,000)	$29,017,000	$349,000	$29,366,000
Stock-based compensation	—	—	234,000	—	234,000	—	234,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(66,000)	(66,000)
Net income (loss)	—	—	—	3,113,000	3,113,000	(83,000)	3,030,000
Balance — December 31, 2019	23,027,978	$23,000	$116,184,000	$(83,843,000)	$32,364,000	$200,000	$32,564,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019 and 2018

	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,030,000	$(866,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs	134,000	214,000
Depreciation and amortization	1,750,000	3,000,000
Straight line rents	(357,000)	(629,000)
Write-off of debt issuance costs	-	94,000
Stock-based compensation expense	234,000	100,000
Gain on sale of real estate properties	(4,274,000)	-
Gain on disposition of Friendswood TRS	-	(109,000)
Gain on note receivable	-	(186,000)
Income from equity-method investees	(184,000)	(455,000)
Change in operating assets and liabilities:
Tenant and other receivables, net	332,000	632,000
Other assets	(91,000)	(94,000)
Accounts payable and accrued liabilities	261,000	404,000
Net cash provided by operating activities	835,000	2,105,000

Cash flows from investing activities:
Proceeds from sale of real estate properties, net of transaction costs	24,852,000	-
Real estate acquisition	-	(715,000)
Real estate additions	-	(75,000)
Issuance of notes receivable	(253,000)	-
Investments in equity-method investees	(5,060,000)	(1,313,000)
Distributions received from equity-method investees	1,224,000	728,000
Payments from notes receivable	408,000	4,282,000
Net cash provided by investing activities	21,171,000	2,907,000

Cash flows from financing activities:
Proceeds from issuance of loans payable	3,872,000	21,369,000
Payments of loans payable	(22,982,000)	(17,876,000)
Distributions paid	(1,499,000)	-
Distributions paid to noncontrolling interests	(66,000)	(265,000)
Debt issuance costs	(210,000)	(582,000)
Net cash (used in) provided by financing activities	(20,885,000)	2,646,000
Net increase in cash, cash equivalents and restricted cash	1,121,000	7,658,000
Cash, cash equivalents and restricted cash — beginning of year	14,956,000	7,298,000
Cash, cash equivalents and restricted cash – end of year	$16,077,000	$14,956,000

Supplemental disclosure of cash flow information:
Cash paid for interest:	$2,289,000	$3,002,000

Supplemental disclosure of non-cash financing activities:
Distributions declared not paid	$-	$1,499,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

Cornerstone Healthcare Partners LLC

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated with our financial statements and owns four properties (the “JV Properties”) with another partially owned subsidiary. As of December 31, 2019, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest. See Note 11 for the disposition of real estate properties which includes one of the JV Properties.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April, 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements (see Note 5). As of December 31, 2019 and 2018, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2019 and 2018, we have a 35% interest in the Fantasia JV which owns two properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2019 and 2018, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC – Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2019 and 2018, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC – Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2019 and 2018, we have a 10% interest in the FPH JV which owns six properties.

Indiana JV– Equity-Method Investment

In February 2019, through our wholly-owned subsidiary, Summit Indiana, LLC, we formed a new joint venture, a Delaware limited liability company (the “Indiana JV”). On March 13, 2019, we entered into a Limited Liability Company Agreement (the “Indiana JV Agreement”) with two unrelated parties: a real estate holding company and a global institutional asset management firm, both Delaware limited liability companies. The Indiana JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method. As of December 31, 2019, we have a 15% interest in the Indiana JV which owns 14 properties.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2019, we had cash accounts in excess of FDIC-insured limits. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$13,260,000	$11,463,000
Restricted cash	2,817,000	3,493,000
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$16,077,000	$14,956,000

Investments in Real Estate and Depreciation

We allocate the purchase price of our properties in accordance with ASC 805 – Business Combinations. If the acquisition does not meet the definition of a business, we record the acquisition as an asset acquisition.  For transactions that are business combinations, acquisition costs are expensed as incurred. For transactions that are an asset acquisition, acquisition costs are capitalized as incurred. Upon an asset acquisition of a property, we allocate the purchase price of the property based upon the relative fair value of the tangible and intangible assets acquired and liabilities assumed, which generally consists of land, buildings, site improvements, and furniture and fixtures. We allocate the purchase price to tangible assets of an acquired property by valuing the property as if it were vacant.

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

We recorded no impairment charges in 2019 and 2018.

Fair Value Measurements

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

There were no assets or liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2019.

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

As of December 31, 2019 and 2018, the fair value of the Friendswood TRS note receivable (see Note 6) was $505,000 compared to the carrying value of $484,000. The fair value of the note receivable was estimated based on cash flow analysis at a weighted-average discount rate of 4.6%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our notes receivable are classified as Level 3 assets within the fair value hierarchy.

As of December 31, 2019 and 2018, the fair value of loans payable was $47.4 million and $66.5 million, compared to the principal balance (excluding debt discount) of $47.0 million and $66.1 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of December 31, 2019, we utilized discount rates ranging from 4.2% to 6.0% and a weighted average discount rate of 4.6%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liabilities within the fair value hierarchy.

At December 31, 2019 and 2018, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

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

Tenant and Other Receivables and Valuation of Receivables

Tenant and other receivables are comprised of rental and tenant reimbursement billings due from tenants, the cumulative amount of future adjustments necessary to present rental income on a straight-line basis, asset management fees and distributions receivable. Tenant receivables for rental revenues are recorded at the original amount earned. Management assesses the likelihood of realizing other receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, are estimated to become uncollectible.

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

Deferred Leasing Commissions

Leasing commissions (paid to CRA prior to April 1, 2014) were capitalized at cost and are being amortized on a straight-line basis over the related lease term. As of December 31, 2019 and 2018, total costs incurred were $1.1 million and $1.9 million, respectively, and the unamortized balance was approximately $0.6 million and $1.1 million, respectively. Amortization expense for the years ended December 31, 2019 and 2018 was approximately $51,000 and $140,000, respectively .

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

We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. If it is determined that a decline in the fair value of our investments is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors. We did not record any impairments related to our equity-method investments for the years ended December 31, 2019 and 2018.

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (Topic 606). Our adoption of this new revenue recognition standard did not have a significant impact on our consolidated financial statements as our rental revenue, including tenant reimbursements, relates to triple net leases, which are excluded from this standard. Additionally, interest income from our notes receivable is excluded from this standard.

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

Noncontrolling Interest in Consolidated Subsidiary

Noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by us. As of December 31, 2019 and 2018, the noncontrolling interest mainly relates to CHP, LLC.

ASC 810-10-65, Consolidation, clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810-10-65 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statements of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

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

Income Taxes

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate for the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2016 and subsequent years, and state income tax returns are subject to audit for the year ended December 31, 2015 and subsequent years.

We have elected to treat SAM TRS as a taxable REIT subsidiary, which generally may engage in any business, including the provision of customary or non-customary services for our tenants. SAM TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.   SAM TRS has deferred tax assets related to their NOL (which expires in or after 2035 for federal and state) for a total of $1,586,000, which has a full valuation allowance as of December 31, 2019 and 2018. Due to the losses incurred and the full valuation allowance on deferred tax assets, there was no tax provision related to SAM TRS in 2019 and 2018.

Uncertain Tax Positions

In accordance with the requirements of ASC 740, Income Taxes, favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders. A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor provision which, if met, expressly prevents the Internal Revenue Service from asserting the prohibited transaction test. We have no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the consolidated results of operations. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated financial statements as a component of general and administrative expense.

Basic and Diluted Net Income (Loss) and Distributions per Common Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all stock options are used to repurchase common stock at our NAV value. See Note 12 for further information.

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted the FASB Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”), using the modified retrospective approach and have elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, permits us to carry forward our prior conclusions for lease classification, the ability not to reassess whether any existing or expired contracts contain leases, lease classifications for existing or expired leases, and initial direct costs on existing leases. We also made an accounting policy election to keep short-term leases less than twelve months off the balance sheet for all classes of underlying assets. The new standard requires a lessor to classify leases as either sales-type, finance or operating leases. A lease will be treated as a sales-type lease if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results.

After evaluating our tenant leases, we have concluded that these are operating-type leases. Additionally, lessors were provided with the option to elect a practical expedient, which we elected, allowing them to not separate lease and nonlease components in a contract for the purpose of revenue recognition and disclosure. This practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the nonlease component and the related lease component and (ii) the lease component, if accounted for separately, would be classified as an operating lease. This practical expedient causes an entity to assess whether a contract is predominantly lease or service based and recognize the entire contract under the relevant accounting guidance (i.e., predominantly lease-based would be accounted for under ASU 2016-02 and predominantly service-based would be accounted for under the Revenue ASUs).

The FASB also issued ASU 2018-20 “Leases (Topic 842) - Narrow Improvements for Lessors,” which provides lessors the ability to make an accounting policy election not to evaluate whether certain sales taxes and other similar taxes imposed by a governmental authority on a specific lease revenue producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. A lessor that makes this election will exclude these taxes from the measurement of lease revenue and the associated expense. Upon adoption of ASC 842, we utilized this practical expedient in cases where real estate taxes were paid directly by our tenants to taxing authorities. For triple-net leasing arrangements in which the tenant remits payment for real estate taxes to us and we pay the taxing authority, we have included the associated revenue and expense in total rental revenues and property operating costs on the consolidated statements of operations. This reporting had no impact on our net income.

Additionally, under Topic 842, we must assess if all payments due under the lease are likely to be collected. If tenant lease payments are not likely to be collected, then the revenues will be recognized on a cash basis (or if the answer changes at a later date, the revenues are adjusted to reflect what it would have been on a cash basis) and the adjustments will be recorded through rental revenues, rather than bad debt expense. We did not have any collectability issues related to our leases for the year ended December 31, 2019.

As generally accepted accounting principles for lessors remains mostly unchanged, the adoption of Topic 842 did not have a material impact on the total amount of revenues recognized from our leases from our tenants, however, as of January 1, 2019, the presentation of our rental revenues and tenant reimbursements were combined into one line item on our consolidated statements of operations under lease revenue. All tenant leases prior to January 1, 2019 will be presented under ASC 840.

During the years ended December 31, 2019 and 2018, the Company received $0.8 million and $1.1 million, respectively, from its tenants for reimbursement of property taxes and insurance.

Lake Forest Lease

We have entered into a lease agreement, as amended, for corporate office space located in Lake Forest, California, which expires in April 2022 (the “LF Lease”). On January 1, 2019, the Company adopted Topic 842 and recorded a right-of-use asset and lease liability equal to the present value of the remaining lease payments within the consolidated balance sheet. As a result, the Company recognized a right-of-use asset (“ROU”) of $0.3 million and a lease liability of $0.3 million on its consolidated balance sheet as of January 1, 2019. Comparative periods are presented in accordance with ASC Topic 840 and do not include any retrospective adjustments to comparative periods to reflect the adoption of Topic 842. The adoption of this standard did not have any impact on the Company’s consolidated statement of operations or the consolidated statement of cash flows.

The LF Lease has fixed lease payments. We make separate payments to the lessor based on the lessor’s property and casualty insurance costs and the property taxes assessed on the property, as well as a portion of the common area maintenance associated with the property. We have elected the practical expedient not to separate lease and nonlease components for our corporate office lease.

As of December 31, 2019, the Company had a ROU operating lease asset of $0.2 million recorded in other assets in our consolidated balance sheets and a lease liability of $0.2 million recorded in our consolidated balance sheets in accrued liabilities.

The Company will recognize lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense will be presented as part of continuing operations within general and administrative expenses in the consolidated statement of operations. For the year ended December 31, 2019, the Company recognized $100,000 in lease expense.

For the year ended December 31, 2019, the Company paid $100,000 in rent relating to the LF Lease. As a payment arising from an operating lease, the $100,000 is classified within operating activities in the consolidated statements of cash flows.

As of December 31, 2019, the remaining lease term for LF Lease is 28 months. Because we do not have access to the discount rate implicit in the lease, we have utilized our estimated incremental borrowing rate as the discount rate. The estimated discount rate associated with our corporate operating lease is 5%.

Pursuant to ASC 842, lease payments on the LF Lease for each of the following years ending December 31 are as follows:

Year	Lease payments
2020	104,000
2021	108,000
2022	36,000
Total lease payments	$248,000
Less effect of discounting	(15,000)
Total lease liability	233,000

Pursuant to ASC 840, lease payments on the LF Lease as of December 31, 2018 were as follows:

Year	Lease payments
2019	100,000
2020	104,000
2021	108,000
2022	36,000
$348,000

For the year ended December 31, 2018, the Company recognized $100,000 in lease expense.

Recently Issued Accounting Pronouncements

In January 2020, the FASB issued ASU 2020-01 (“Update”) to clarify the interaction among the accounting standards for equity securities, equity method investments and certain derivatives. The new ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”), which amends ASU 2016-13 to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20, and instead, impairment of such receivables should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted as of the fiscal years beginning after December 15, 2018. An entity will apply the amendments in these updates through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The adoption of the new standard on January 1, 2020 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

3. Investments in Real Estate Properties

As of December 31, 2019 and 2018, investments in real estate properties including those held by our consolidated subsidiaries:

	2019	2018
Land	$6,237,000	$8,003,000
Buildings and improvements	48,295,000	69,284,000
Less: accumulated depreciation	(8,444,000)	(11,162,000)
Buildings and improvements, net	39,851,000	58,122,000
Furniture and fixtures	4,230,000	6,829,000
Less: accumulated depreciation	(3,805,000)	(5,952,000)
Furniture and fixtures, net	425,000	877,000
Real estate properties, net	$46,513,000	$67,002,000

Depreciation expense (excluding leasing commission amortization) for the years ended December 31, 2019 and 2018 was approximately $1.7 million and $2.9 million, respectively.

As of December 31, 2019, our portfolio consisted of seven real estate properties which were 100% leased to the tenants of the related facilities. The following table provides summary information regarding our portfolio (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) as of December 31, 2019:

Property	Location	Date Purchased	Type(1)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,485,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,934,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	10,725,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,559,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,983,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,843,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,473,000
Total:				$57,265,000	$47,002,000

(1)	SNF is an abbreviation for skilled nursing facility.
AL is an abbreviation for assisted living facility.
MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for our consolidated properties as of December 31, 2019 are as follows:

Years ending December 31,
2020	5,400,000
2021	5,511,000
2022	5,626,000
2023	5,742,000
2024	5,441,000
Thereafter	28,890,000
$56,610,000

2019 Acquisitions

None

2018 Acquisitions

Land Purchase – Redding, CA

On March 30, 2018, we purchased the land under the HP Redding facility, Sundial Assisted Living, for $685,000 plus approximately $30,000 in acquisition costs. Additionally, the existing lease agreement for the Sundial Assisted Living tenant was amended to increase the annual rental payment by $36,000.

4. Loans Payable

As of December 31, 2019 and 2018, loans payable consisted of the following:

	December 31, 2019	December 31, 2018
Loan payable to CIBC Bank USA in monthly installments of approximately $75,000, including cash collateral and interest at LIBOR plus 3.75% (5.45% and 6.12% at December 31, 2019 and 2018, respectively), due in March 2021, and collateralized by Friendship Haven.	$10,725,000	$10,725,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	$10,473,000	$10,610,000

Loan payable to Healthcare Financial Solutions, LLC (refinanced with HUD-insured loan in April 2019) was due in monthly installments of approximately $21,000, including cash collateral and interest at LIBOR (floor of 0.50%) plus 4.0% (6.4% at December 31, 2018, respectively), and was collateralized by Sundial Assisted Living.	$-	$2,800,000

Loans payable to ORIX Real Estate Capital, LLC (formerly Lancaster Pollard) (insured by HUD) in monthly installments of approximately $139,000, including interest, ranging from a fixed rate of 3.70% to 4.2%, due in September 2039 through April 2054, and as of December 31, 2019, collateralized by Sheridan, Fernhill, Pacific Health, Aledo and Sundial Assisted Living. As of December 31, 2018, collateralized by Sheridan, Fernhill, Pacific Health, Shelby, Hamlet, Carteret, Aledo and Danby.	$25,804,000	$41,977,000
	47,002,000	66,112,000
Less debt issuance costs	(1,425,000)	(2,062,000)
Total loans payable	$45,577,000	$64,050,000

As of December 31, 2019, we have total debt obligations of approximately $47.0 million that will mature between 2021 and 2054. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of December 31, 2019, we were in compliance with all of our debt covenants.

In connection with our loans payable, we incurred debt issuance costs. As of December 31, 2019 and 2018, the unamortized balance of the debt issuance costs was approximately $1.4 million and $2.1 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the years ended December 31, 2019 and 2018, approximately $0.1 million and $0.3 million, respectively, of debt issuance costs were amortized and included in interest expense in our consolidated statements of operations.

During the years ended December 31, 2019 and 2018, we incurred approximately $2.5 million and $3.3 million, respectively, of interest expense related (excluding debt issuance cost amortization) to our loans payable.

The principal payments due on the loans payable (excluding debt issuance costs) for each of the five following years and thereafter ending December 31 are as follows:

Year	Principal Amount
2020	836,000
2021	11,594,000
2022	903,000
2023	939,000
2024	976,000
Thereafter	31,754,000
$47,002,000

The following information notes the loan activity for the years ended December 31, 2019 and 2018:

CIBC Bank USA

On March 30, 2018, CHP Friendswood SNF, LLC entered into a $10,725,000, three-year term loan and security agreement with CIBC Bank USA, which is collateralized by the Friendship Haven facility. We incurred approximately $0.2 million in debt issuance costs.

The monthly payments, commencing in May 2018, consist of interest plus approximately $18,000 of cash loan guarantee payments, (increasing to $19,000 for year 2 and $20,000 for year 3), which will be held in a cash loan guarantee fund until maturity date. If the loan is refinanced prior to the maturity date, the loan payments in the cash loan guarantee fund will be released to us; otherwise at the maturity date, the loan payments in the cash loan guarantee fund will be released to the lender and applied to the outstanding principal balance. As of December 31, 2019 and 2018, the total amount in the cash loan guarantee fund was approximately $375,000 and $147,000, respectively, and is included in restricted cash in our consolidated balance sheet.

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

5. Equity-Method Investments

As of December 31, 2019 and 2018, the balances of our Equity-Method Investments were approximately $13.1 million and $9.7 million, respectively, and are as follows:

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

In April 2015, the Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the original six properties contributed in April 2015 (“JV 2 Properties”) due to cash restrictions related to the loans payable for the contributed JV 2 Properties. In 2017, we received approximately $178,000 to pay down the distribution receivable from two of the JV 2 properties. As of December 31, 2019 and 2018, the receivable of $184,000, due from the JV 2 properties is included in tenant and other receivables on our consolidated balance sheets.

As of December 31, 2019 and 2018, we had a receivable balance of $0 and $105,000, respectively, included in tenant and other receivables in our consolidated balance sheets from one of the SUL JV properties related to cash retained by the property to be used for additional capital. In April 2019, approximately $54,000 was converted to capital and the remaining balance was refunded to us in cash.

As of December 31, 2019 and 2018, the balance of our equity-method investment related to the SUL JV was approximately $3.1 million and $3.3 million, respectively.

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

As of December 31, 2019 and 2018, the balance of our equity-method investment related to the Fantasia JV was approximately $2.1 million and $2.2 million, respectively.

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

As of December 31, 2019 and 2018, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.5 million and $1.6 million, respectively.

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

As of December 31, 2019 and 2018, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.6 million and $1.7 million, respectively.

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

As of December 31, 2019 and 2018, the balance of our equity-method investment related to the FPH JV was approximately $0.5 million and $0.9 million, respectively.

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

On March 13, 2019, through the Indiana JV, we acquired a 15% interest in 14 skilled nursing facilities, located in Indiana.  Indiana JV paid a total aggregate purchase price of approximately $128.7 million for the properties, which was funded through capital contributions from the members of the Indiana JV plus the proceeds from a collateralized loan. The facilities will be operated by and leased to an affiliate of the real estate holding company.

The Indiana JV will continue until an event of dissolution occurs, as defined in the Indiana JV Agreement.

Under the Indiana JV Agreement, net operating cash flow of the Indiana JV will be distributed monthly to the members pari passu in accordance with their respective capital percentages, and thereafter as defined in the Indiana JV Agreement.

As of December 31, 2019, the balance of our equity-method investment related to the Indiana JV was approximately $4.3 million.

Summarized Financial Data for Equity-Method Investments

Our Equity-Method Investments are significant equity-method investments in the aggregate. The results of operations of our Equity-Method Investments for the year ending December 31, 2019 are summarized below:

	SUL JV	Fantasia JV	Fantasia II JV	Fantasia III JV	FPH JV	Indiana JV	Combined Total
Revenue	$18,295,000	$3,271,000	$3,536,000	$7,914,000	$3,564,000	$9,464,000	$46,044,000
Net Operating Income	$13,972,000	$1,488,000	$2,859,000	$5,908,000	$3,052,000	$9,451,000	$36,730,000
Income from Operations	$7,851,000	$824,000	$1,912,000	$4,135,000	$1,677,000	$6,042,000	$22,441,000
Net Income	$1,284,000	$(315,000)	$923,000	$1,302,000	$(723,000)	$(516,000)	$1,955,000
Summit interest in Equity-Method Investments net income	$128,000	$(110,000)	$185,000	$130,000	$(72,000)	$(77,000)	$184,000

The results of operations of our Equity-Method Investments for the year ending December 31, 2018 are summarized below:

	SUL JV	Fantasia JV	Fantasia II JV	Fantasia III JV	FPH JV	Combined Total
Revenue	$16,676,000	$2,043,000	$3,509,000	$7,812,000	$3,559,000	$33,599,000
Net Operating Income	$14,226,000	$1,769,000	$2,844,000	$5,911,000	$3,052,000	$27,802,000
Income from Operations	$8,110,000	$1,009,000	$1,922,000	$4,135,000	$1,707,000	$16,883,000
Net Income	$1,832,000	$34,000	$459,000	$1,358,000	$305,000	$3,988,000
Summit interest in Equity-Method Investments net income	$183,000	$14,000	$92,000	$136,000	$30,000	$455,000

Distributions from Equity-Method Investments

As of December 31, 2019 and 2018, we have distributions receivable, which is included in tenant and other receivables in our consolidated balance sheets, as follows:

	December 31, 2019	December 31, 2018
SUL JV	$97,000	$168,000
Fantasia JV	180,000	156,000
Fantasia II JV	48,000	52,000
Fantasia III JV	117,000	90,000
FPH JV	39,000	13,000
Indiana JV	162,000	-
Total	$643,000	$479,000

For the years ended December 31, 2019 and 2018, we received cash distributions, which are included in our cash flows from operating activities in the change in tenant and other receivables, and cash flows from investing activities, using the cumulative earnings approach, as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Total Cash Distributions Received	Cash Flow from Operating	Cash Flow from Investing	Total Cash Distributions Received	Cash Flow from Operating	Cash Flow from Investing
SUL JV	$548,000	$128,000	$420,000	$494,000	$183,000	$311,000
Fantasia JV	-	-	-	45,000	14,000	31,000
Fantasia II JV	276,000	185,000	91,000	259,000	92,000	167,000
Fantasia III JV	160,000	130,000	30,000	300,000	136,000	164,000
FPH JV	306,000	-	306,000	85,000	30,000	55,000
Indiana JV	377,000	-	377,000	-	-	-
Total	$1,667,000	$443,000	$1,224,000	$1,183,000	$455,000	$728,000

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in the agreements. For the years ended December 31, 2019 and 2018, we recorded approximately $1.2 million and $0.7 million, respectively, in acquisition and asset management fees from our Equity-Method Investments.

6. Receivables

Notes Receivable

Friendswood TRS Note

The Operating Partnership entered into an amended and restated promissory note dated January 1, 2018, with Friendswood TRS for approximately $1.1 million. The note does not bear interest and is due in 48 equal payments of approximately $22,000. We recorded a discount of approximately $95,000 on the note using an imputed interest rate of 4.25%. As of December 31, 2019 and 2018, the balance on the note was approximately $0.5 million and $0.7 million, respectively .

Tenant and Other Receivables, net

Tenant and other receivables, net consists of:

	December 31, 2019	December 31, 2018
Straight-line rent receivables	$2,546,000	$3,675,000
Distribution receivables from Equity-Method Investments	643,000	479,000
Receivable from JV 2 properties	184,000	184,000
Asset management fees	430,000	214,000
Other receivables	9,000	114,000
Total	$3,812,000	$4,666,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through March 31, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of December 31, 2019 and 2018, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our consolidated balance sheets (see Note 9).

As of December 31, 2019 and 2018, we had the following receivables and reserves:

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

8. Concentration of Risk

As of December 31, 2019, we owned one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 50 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, as of December 31, 2019, we leased our seven real estate properties to five different tenants under long-term triple net leases. For the year ended December 31, 2019, four of the five tenants each had rental revenue greater than 10% (32%, 22%, 18% and 14%). As of December 31, 2019, we have one tenant that constitutes a significant asset concentration, as the net assets of the tenant are approximately 20% of our total assets.

As of December 31, 2018, we leased our 11 real estate properties to five different tenants under long-term triple net leases. For the year ended December 31, 2018, four of the five tenants each had rental revenue greater than 10% (41%, 23%, 17% and 13%). As of December 31, 2018, we had one tenant that constituted a significant asset concentration, however, four of the properties that made up that concentration were sold in February 2019 (see Note 11) and as such, this tenant no longer constitutes a significant asset concentration.

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

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”). HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. On October 22, 2019, the Third Circuit granted HCRE’s appeal, reversing the District Court and holding that HCRE could assert the adversary complaint seeking damages for violation of the automatic stay.  The Company filed a Petition for Rehearing on November 5, 2019 asserting that HCRE is not entitled to assert a claim for damages for violation of the automatic stay.  This Petition was denied and the mandate was issued sending the matter back to the Bankruptcy Court.  The Bankruptcy Court has not taken any action on the matter since the Third Circuit remanded the case. We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

Delbert Freeman and his company, Freescan Ventures, Inc. (collectively, “Freeman”), filed an action against us and Mr. Eikanas, our Chief Executive Officer, on December 21, 2017 for breach of contract arising out of the sale of the Athens project in Georgia. We originally guaranteed a lease for the development of the Athens project, which was ultimately sold to a third party in June of 2016, thereby releasing us from our obligation. Freeman sued for breach of contract based on an allegation that he was not paid profits he was promised from the proceeds of the project. Freeman also alleged that he was promised consulting fees of $270,000 from us arising out of an alleged oral agreement to pay consulting fees of $10,000 per month. On May 8, 2019, Freeman agreed to voluntarily dismiss all claims in their complaint, with prejudice.  In return, the Company agreed to dismiss its claims with prejudice as well. Accordingly, the Court has dismissed this action in its entirety, with prejudice.

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

Distributions

The Company declared a cash distribution per common share in November 2018, which was paid on January 31, 2019 to shareholders of record as of January 15, 2019. The $1.5 million distribution was recorded as a distribution payable as of December 31, 2018 which is included in accounts payable and accrued liabilities in our consolidated balance sheets. The Company declared no cash distributions per common share during the year ended December 31, 2019.

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

The Incentive Plan provides that the total number of shares of common stock that may be issued is 3,000,000, of which 1,173,092 is available for future issuances as of December 31, 2019.

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

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

2019
Stock options granted	605,000
Expected volatility	21.75%
Expected term	5.5 years
Risk-free interest rate	2.38%
Dividend yield	0%
Fair value per share	$0.58

The following table summarizes our stock options as of December 31, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	1,230,908	$1.99
Granted	605,000	2.26
Exercised	—
Cancelled/forfeited	(9,000)	2.17
Options outstanding at December 31, 2019	1,826,908	$2.09	7.76	$1,349,000

Options exercisable at December 31, 2019	1,444,624	$2.04	7.44	$1,133,000

For our outstanding non-vested options as of December 31, 2019, the weighted average grant date fair value per share was $0.54. As of December 31, 2019, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
2020	144,000
2021	58,000
2022	6,000
$208,000

The stock-based compensation expense reported for the years ended December 31, 2019 and 2018 was approximately $234,000 and $100,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

11. Dispositions

In accordance with ASC 360, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations.

Sale of Four North Carolina Properties

On February 14, 2019, our wholly-owned subsidiaries HP Shelby, LLC, HP Hamlet, LLC, HP Carteret, LLC, and our 95%-owned subsidiary, HP Winston-Salem, LLC, pursuant to a Purchase and Sale Agreement (the “Agreement”) with Agemark Acquisition, LLC (the “Purchaser”), sold to the Purchaser (the “Sale”) the following four properties located in North Carolina (“NC Properties”): The Shelby House, an assisted living facility located in Shelby, North Carolina; The Hamlet House, an assisted living facility located in Hamlet, North Carolina, The Carteret House, an assisted living facility located in Newport, North Carolina and Danby House, an assisted living and memory care facility located in Winston-Salem, North Carolina.

The total consideration received by the Company and its subsidiaries pursuant to the Agreement was $27.0 million in cash. The Company incurred approximately $1.2 million is transaction costs, mainly for the prepayment penalty related to the HUD-insured loans (the “HUD Loans”). On the date of the Sale, the total assets of the NC Properties were approximately $22.1 million, and liabilities were approximately $19.5 million, including approximately $19.4 million of outstanding principal to the HUD Loans. The HUD Loans were paid off in full using the proceeds of the Sale. As a result of the Sale, as of February 15, 2019, the NC Properties are no longer included in our consolidated financial statements.

For the year ended December 31, 2019, we recorded a gain of approximately $4.3 million on the sale of the NC Properties.

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

12. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”) for the Company’s common stock for the years ended December 31, 2019 and 2018, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	2019	2018
Numerator:
Income (loss) from continuing operations	$3,030,000	$(975,000)
Income (loss) from continuing operations attributable to noncontrolling interest	83,000	(50,000)
Income (loss) applicable to common stockholders, before discontinued operations	3,113,000	(1,025,000)
Income from discontinued operations	-	109,000
Net income (loss) applicable to common stockholders	$3,113,000	$(916,000)

Denominator:
Basic:
Denominator for basic EPS - weighted average shares	23,027,978	23,027,978
Effect of dilutive shares:
Stock options	478,500	-

Denominator for diluted EPS – adjusted weighted average shares	23,506,478	23,027,978

Basic EPS	$0.14	$(0.04)
Diluted EPS	$0.13	$(0.04)

Basic and diluted EPS for income from discontinued operations was $0.00 for the years ended December 31, 2019 and 2018.

13. Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2019 and 2018, we operate in one reportable segment: healthcare real estate and although our portfolio is located throughout the United States, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We are managed as one segment, rather than multiple segments for internal purposes and for internal decision making.

14. Subsequent Events

Issuance of Stock Options

On January 1, 2020, the Compensation Committee of the Board of Directors approved the issuance of 45,000 stock options to our employees. The stock options will be granted under the Incentive Plan (see Note 10), will vest monthly over three years and expire 10 years from the grant date.

Novel Coronavirus (COVID-19) Update

The outbreak of the novel coronavirus (or COVID-19) continues to grow both in the U.S. and globally. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on our operations and results as the situation is rapidly evolving.  Our rental revenue and operating results depend significantly on the demand for senior housing and skilled nursing and our tenants ability to pay us rent. While we have not seen a direct impact on the demand for senior housing and skilled nursing resulting from the COVID-19 outbreak as of the date of this report, the rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the demand for senior housing and skilled nursing and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

Date: March 25, 2020	By:	/s/ Kent Eikanas
Kent Eikanas
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2020.

Name	Title

/s/ Kent Eikanas	Chief Executive Officer and Secretary
Kent Eikanas	(Principal Executive Officer)

/s/ Elizabeth A. Pagliarini	Chief Financial Officer, Chief Operating Officer and Treasurer
Elizabeth A. Pagliarini	(Principal Financial Officer)

/s/ J. Steven Roush	Director
J. Steven Roush

/s/ Suzanne Koenig	Director
Suzanne Koenig

/s/ Kent Eikanas	Director
Kent Eikanas

EXHIBIT INDEX

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)).

3.3	Articles of Amendment of Cornerstone Core Properties REIT, Inc. dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of Cornerstone Core Properties REIT, Inc. dated June 30, 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).

4.5	Description of the Registrant’s Common Stock (filed herewith)

10.1	Healthcare Facility Note (incorporated by reference to the form of such note on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2014).

10.2	Cornerstone Healthcare Partners LLC Operating Agreement dated June 11, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.3	Limited Liability Company Agreement of Summit Union Life Holdings, LLC between Summit Healthcare Operating Partnership, LP and Best Years, LLC dated as of April 7, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2015).

10.4	Employment Agreement, dated as of September 23, 2015, between Kent Eikanas and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.5	Employment Agreement, dated as of September 23, 2015, between Elizabeth Pagliarini and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.6	Healthcare Facility Note with respect to HUD – insured loans between HP Aledo, LLC and Lancaster Pollard Mortgage Company, LLC dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.7	Healthcare Regulatory Agreement – Borrower between HP Aledo, LLC and HUD dated October 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.8	Second Amendment to Limited Liability Company Agreement of Summit Union Life Holdings, LLC dated as of December 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2015).

10.9	Agreement of Limited Partnership of Cornerstone Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-121238) filed on August 30, 2005).

10.10	Indemnification Agreement dated July 31, 2014 by and between the Company and Kent Eikanas (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2014).

10.11	Indemnification Agreement dated September 2, 2014 by and between the Company and Elizabeth Pagliarini (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2014).

10.12	Lease Agreement between CHP Portland, LLC, CHP Tigard, LLC and Sheridan Care Center LLC, and SNF Management, LLC dated September 1, 2014 (incorporated by reference on Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

10.13	Amended and Restated Lease between CHP Friendswood SNF, LLC and Friendswood TRS, LLC dated January 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

10.14	Amended and Restated Promissory Note between Friendswood TRS, LLC and Summit Healthcare Operating Partnership, L.P. dated January 1, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

10.15	Term Loan and Security Agreement between CHP Friendswood SNF, LLC, as borrower, and CIBC Bank USA, dated March 30, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2018).

10.16	Healthcare Facility Note with respect to HUD – insured loans between Summit Chandler, LLC and Capital One Multifamily Finance, LLC, dated September 27, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2018).

10.17	Healthcare Regulatory Agreement – Borrower between Summit Chandler, LLC and HUD, dated September 27, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2018).

10.18	Amendment No. 2 to Employment Agreement, dated as of October 1, 2018, between Kent Eikanas and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2018).

10.19	Amendment No. 2 to Employment Agreement, dated as of October 1, 2018, between Elizabeth Pagliarini and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2018).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Current Report on Form 8-K filed on June 23, 2014).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of BDO USA, LLP (filed herewith).

23.2	Consent of Boldt Carlisle & Smith Certified Public Accountants (filed herewith).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Fernhill Estates, LLC, Pacific Gardens Estates, LLC, and Sheridan Care Center, LLC Combined Financial Statements as of and for the year ended December 31, 2019 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Page 85 of 93