Form 10-Q
period 2020-03-31
Summit Healthcare REIT, Inc
filed 2020-05-14
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 6, 2020, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$13,683,000	$13,260,000
Restricted cash	2,839,000	2,817,000
Real estate properties, net	46,115,000	46,513,000
Notes receivable	484,000	575,000
Tenant and other receivables, net	3,686,000	3,812,000
Deferred leasing commissions, net	589,000	607,000
Other assets, net	681,000	594,000
Equity-method investments	12,668,000	13,131,000
Total assets	$80,745,000	$81,309,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,283,000	$2,504,000
Security deposits	664,000	664,000
Loans payable, net of debt issuance costs	45,405,000	45,577,000
Total liabilities	48,352,000	48,745,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at March 31, 2020 and December 31, 2019	23,000	23,000
Additional paid-in capital	116,226,000	116,184,000
Accumulated deficit	(84,056,000)	(83,843,000)
Total stockholders’ equity	32,193,000	32,364,000
Noncontrolling interests	200,000	200,000
Total equity	32,393,000	32,564,000
Total liabilities and equity	$80,745,000	$81,309,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2019	2020
Revenues:
Total rental revenues	$1,600,000	2,079,000
Acquisition and asset management fees	326,000	210,000
Interest income from notes receivable	7,000	6,000
Total operating revenue	1,933,000	2,295,000

Expenses:
Property operating costs	257,000	294,000
General and administrative	939,000	1,275,000
Depreciation and amortization	417,000	499,000
Total operating expenses	1,613,000	2,068,000

Other operating income:
Gain on sale of real estate properties	-	4,147,000
Operating income	320,000	4,374,000

Income from equity-method investees	30,000	130,000
Other income	42,000	52,000
Interest expense	(593,000)	(756,000)
Net (loss) income	(201,000)	3,800,000
Noncontrolling interests’ share in net (income) loss	(12,000)	123,000
Net (loss) income applicable to common stockholders	$(213,000)	3,923,000

Earnings per common share:
Basic:
(Loss) income	$(0.01)	$0.17
Net (loss) income applicable to common stockholders	$(0.01)	$0.17

Diluted:
(Loss) income	$(0.01)	$0.17
Net (loss) income applicable to common stockholders	$(0.01)	$0.17

Weighted average shares used to calculate earnings per common share:
Basic	23,027,978	23,027,978
Diluted	23,027,978	23,513,331

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2020	23,027,978	$23,000	$116,184,000	$(83,843,000)	$32,364,000	$200,000	$32,564,000
Stock-based compensation	—	—	42,000	—	42,000	—	42,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(12,000)	(12,000)
Net (loss) income	—	—	—	(213,000)	(213,000)	12,000	(201,000)
Balance — March 31, 2020	23,027,978	$23,000	$116,226,000	$(84,056,000)	$32,193,000	$200,000	$32,393,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2019	23,027,978	$23,000	$115,950,000	$(86,956,000)	$29,017,000	$349,000	$29,366,000
Stock-based compensation	—	—	68,000	—	68,000	—	68,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(13,000)	(13,000)
Net income (loss)	—	—	—	3,923,000	3,923,000	(123,000)	3,800,000
Balance — March 31, 2019	23,027,978	$23,000	$116,018,000	$(83,033,000)	$33,008,000	$213,000	$33,221,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(201,000)	$3,800,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt issuance costs	33,000	35,000
Depreciation and amortization	417,000	499,000
Straight-line rents	(62,000)	(111,000)
Stock-based compensation expense	42,000	68,000
Gain on sale of real estate properties	-	(4,147,000)
Income from equity-method investees	(30,000)	(130,000)
Change in operating assets and liabilities:
Tenant and other receivables, net	300,000	83,000
Other assets	(110,000)	(73,000)
Accounts payable and accrued liabilities	(198,000)	60,000
Net cash provided by operating activities	191,000	84,000

Cash flows from investing activities:
Proceeds from sale of real estate properties, net of transaction costs	-	24,725,000
Investment in equity-method investees	-	(4,905,000)
Distributions received from equity-method investees	381,000	118,000
Issuance of notes receivable	-	(97,000)
Payments from notes receivable	91,000	64,000
Net cash provided by investing activities	472,000	19,905,000

Cash flows from financing activities:
Payments of loans payable	(206,000)	(19,586,000)
Distributions payable	-	(1,499,000)
Distributions paid to noncontrolling interests	(12,000)	(13,000)
Net cash used in financing activities	(218,000)	(21,098,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	445,000	(1,109,000)
Cash, cash equivalents and restricted cash – beginning of period	16,077,000	14,956,000
Cash, cash equivalents and restricted cash – end of period	$16,522,000	$13,847,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$503,000	$730,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated with our financial statements and owns four properties (the “JV Properties”) with another partially owned subsidiary. As of March 31, 2020, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest. See Note 13 for the disposition of real estate properties in 2019 which includes one of the JV Properties.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2020 and December 31, 2019, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2020 and December 31, 2019, we have a 35% interest in the Fantasia JV which owns two properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2020 and December 31, 2019, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2020 and December 31, 2019, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2020 and December 31, 2019, we have a 10% interest in the FPH JV which owns six properties.

Indiana JV– Equity-Method Investment

In February 2019, through our wholly-owned subsidiary, Summit Indiana, LLC, we formed a new joint venture (“Indiana JV”), a Delaware limited liability company. On March 13, 2019, we entered into a Limited Liability Company Agreement (“Indiana JV Agreement”) with two unrelated parties: a real estate holding company and a global institutional asset management firm, both Delaware limited liability companies. The Indiana JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2020 and December 31, 2019, we have a 15% interest in the Indiana JV which owns 14 properties.

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

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 25, 2020. There have been no material changes to our policies since that filing except as noted under Recently Adopted Accounting Pronouncements.

The accompanying condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2019 consolidated financial statements and contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 25, 2020 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2019 have been omitted in this report.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, the Operating Partnership (of which the Company owns 99.88%) and CHP LLC (of which the Company owns 95%). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$13,683,000	$13,260,000
Restricted cash	2,839,000	2,817,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$16,522,000	$16,077,000

Recently Issued Accounting Pronouncements

In January 2020, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2020-01 to clarify the interaction among the accounting standards for equity securities, equity method investments and certain derivatives. The new ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that a financial asset (or a group of financial assets) measured at amortized cost basis be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in ASU 2016-13 are an improvement because they eliminate the probable initial recognition threshold under current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”), which amends ASU 2016-13 to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20, and instead, impairment of such receivables should be accounted for in accordance with ASU 2016-02, Leases, as amended by subsequent ASUs (“Topic 842”). In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2019-11”), which amends ASU 2016-13 to clarify or address stakeholders’ specific issues about certain aspects of ASU 2016-13. ASU 2016-13, ASU 2018-19 and ASU 2019-11 are effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted as of the fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-13, ASU 2018-19 and ASU 2019-11 (collectively, “Topic 326”) on January 1, 2020. The adoption of the new standard on January 1, 2020 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Coronavirus (COVID-19)

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the United States and more than 175 countries. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and measures to prevent its spread are expected to negatively impact the senior housing and skilled nursing facilities, in a number of ways, including but not limited to:

•	Decreased occupancy and increased operating costs for the Company’s tenants and borrowers, which may adversely impact their ability to make full and timely rental and debt payments to the Company. In some cases, the Company may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to the Company as those currently in place. Reduced or modified rental and debt amounts could result in the determination that the full amounts of the Company’s real estate properties and notes receivable are not recoverable, which could result in an impairment charge.
•	Decreased occupancy and increased operating costs for the Company’s Equity-Method Investments as they own senior housing and skilled nursing facilities which may negatively impact the operating results of these investments. In some cases, the Equity-Method Investments may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to the Equity-Method Investments as those currently in place. Prolonged deterioration in the operating results for these investments could result in the determination that the full amounts of the Company’s investments are not recoverable, which could result in an impairment charge.

It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on our operations and results as the situation is rapidly evolving.  While we have not seen a material impact on rental revenue from any of our consolidated properties or debt payments from borrowers on notes receivable, or the operating results of our Equity-Method Investments for the period ended March 31, 2020, we are starting to see some of our Equity-Method Investment tenants experiencing some decreased occupancy and increased operating costs related to COVID-19. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the demand for senior housing and skilled nursing and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity, including recording impairments, lease modifications and credit losses associated with notes receivable in future periods.

CARES Act

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is a stimulus package that provides various forms of relief through, among other things, grants, loans and tax incentives to certain businesses and individuals. In particular, the CARES Act created an emergency lending facility known as the Paycheck Protection Program (PPP), which is administered by the Small Business Administration (SBA) and provides federally insured and, in some cases, forgivable loans to certain, eligible businesses so that those businesses can continue to cover certain of their near-term operating expenses and retain employees. We have evaluated the CARES Act and determined that there was no impact to the Company for the three months ended March 31, 2020. We will continue to evaluate and monitor the CARES Act, and any new COVID-19-related legislation to determine the ultimate impact and benefits, if any, to the Company.

3. Investments in Real Estate Properties

As of March 31, 2020 and December 31, 2019, our investments in real estate properties including those held by our consolidated subsidiaries (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) are set forth below:

	March 31, 2020	December 31, 2019
Land	$6,237,000	$6,237,000
Buildings and improvements	48,295,000	48,295,000
Less: accumulated depreciation	(8,796,000)	(8,444,000)
Buildings and improvements, net	39,499,000	39,851,000
Furniture and fixtures	4,230,000	4,230,000
Less: accumulated depreciation	(3,851,000)	(3,805,000)
Furniture and fixtures, net	379,000	425,000
Real estate properties, net	$46,115,000	$46,513,000

For the three months ended March 31, 2020 and 2019, depreciation expense (excluding leasing commission amortization) was approximately $0.4 million and $0.5 million, respectively.

As of March 31, 2020, our portfolio consisted of seven real estate properties which were 100% leased to the tenants of the related facilities. See Note 13 for further information regarding the disposition of our four properties located in North Carolina in February 2019.

The following table provides summary information regarding our portfolio (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) as of March 31, 2020:

Property	Location	Date Purchased	Type(1)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,447,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,901,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	10,725,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,503,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,952,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,831,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,438,000
Total:				$57,265,000	$46,797,000

(1)	SNF is an abbreviation for skilled nursing facility. AL is an abbreviation for assisted living facility. MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) as of March 31, 2020, for the period from April 1, 2020 to December 31, 2020 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
April 1, 2020 to December 31, 2020	$4,056,000
2021	5,511,000
2022	5,626,000
2023	5,742,000
2024	5,441,000
Thereafter	28,890,000
$55,266,000

2020 Acquisitions

None.

2019 Acquisitions

None.

Leasing Commissions

As a self-managed REIT, we no longer pay leasing commissions. Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of March 31, 2020 and December 31, 2019, total costs incurred were $1.1 million, and the unamortized balance of capitalized leasing commissions was approximately $0.6 million. Amortization expense for the three months ended March 31, 2020 and 2019 was approximately $17,000 and $0, respectively.

4. Loans Payable

As of March 31, 2020 and December 31, 2019, our loans payable consisted of the following:

	March 31, 2020	December 31, 2019
Loan payable to CIBC Bank USA in monthly installments of approximately $75,000, including cash collateral and interest at LIBOR plus 3.75% (5.13% and 5.45% at March 31, 2020 and December 31, 2019, respectively), due in March 2021, and collateralized by Friendship Haven. See Note 14 for further information.	$10,725,000	$10,725,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	$10,438,000	$10,473,000

Loans payable to ORIX Real Estate Capital, LLC (insured by HUD) in monthly installments of approximately $139,000, including interest, ranging from a fixed rate of 3.70% to 4.2%, due in September 2039 through April 2054, and as of March 31, 2020 and December 31, 2019, collateralized by Sheridan, Fernhill, Pacific Health, Aledo and Sundial Assisted Living.	$25,634,000	$25,804,000
	46,797,000	47,002,000
Less debt issuance costs	(1,392,000)	(1,425,000)
Total loans payable	$45,405,000	$45,577,000

As of March 31, 2020, we have total debt obligations of approximately $46.8 million that will mature between 2021 and 2054. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of March 31, 2020, we were in compliance with all of our debt covenants.

In connection with our loans payable, we incurred debt issuance costs. As of March 31, 2020 and December 31, 2019, the unamortized balance of the debt issuance costs was approximately $1.4 million. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended March 31, 2020 and 2019, $33,000 and $35,000, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

During the three months ended March 31, 2020 and 2019, we incurred approximately $0.6 million and $0.7 million, respectively, of interest expense (excluding debt issuance costs amortization) related to our loans payable.

The principal payments due on the loans payable (excluding debt issuance costs) for the period from April 1, 2020 to December 31, 2020 and for each of the four following years and thereafter ending December 31 are as follows (see Note 14):

Years Ending	Principal Amount
April 1, 2020 to December 31, 2020	$836,000
2021	11,594,000
2022	903,000
2023	939,000
2024	976,000
Thereafter	31,549,000
$46,797,000

The following information describes our loan activity for 2020 and 2019:

CIBC Bank USA

On March 30, 2019, CHP Friendswood SNF, LLC entered into a $10,725,000, three-year term loan and security agreement with CIBC Bank USA, which is collateralized by the Friendship Haven facility. We incurred approximately $0.2 million in debt issuance costs.

The monthly payments, commencing in May 2019, consist of interest plus approximately $18,000 of cash loan guarantee payments, (increasing to $19,000 for year 2 and $20,000 for year 3), which will be held in a cash loan guarantee fund until maturity date. As of March 31, 2020 and December 31, 2019, the total amount in the cash loan guarantee fund was approximately $433,000 and $375,000, respectively, and is included in restricted cash in our condensed consolidated balance sheet. See table above listing loans payable for further information.

On April 23, 2020, we refinanced the existing CIBC loan with an ORIX Real Estate Capital, LLC (“ORIX”) HUD-insured loan. See Note 14 for further information.

Healthcare Financial Solutions, LLC (a.k.a. Capital One)

We had an amended loan agreement for the Sundial Assisted Living property located in Redding, California, with Healthcare Financial Solutions, LLC (“HFS”) that was terminated on April 24, 2019 as the loan was refinanced with a HUD-insured loan through ORIX. See below under ORIX for further information regarding the HUD Redding Loan.

ORIX Real Estate Capital, LLC

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

5. Equity-Method Investments

As of March 31, 2020 and December 31, 2019, the balances of our Equity-Method Investments were approximately $12.7 million and $13.1 million, respectively, and are as follows:

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

In April 2015, the Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the original six properties contributed in April 2015 (“JV 2 Properties”) due to cash restrictions related to the loans payable for the contributed JV 2 Properties. As of March 31, 2020 and December 31, 2019, the receivable balance of $184,000 due from the JV 2 properties is included in tenant and other receivables in our condensed consolidated balance sheets.

As of March 31, 2020 and December 31, 2019, the balance of our equity-method investment related to the SUL JV was approximately $3.2 million and $3.1 million, respectively.

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

As of March 31, 2020 and December 31, 2019, the balance of our equity-method investment related to the Fantasia JV was approximately $2.0 million and $2.1 million, respectively.

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

As of March 31, 2020 and December 31, 2019, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.5 million and $1.5 million, respectively.

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

As of March 31, 2020 and December 31, 2019, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.6 million and $1.6 million, respectively.

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

As of March 31, 2020 and December 31, 2019, the balance of our equity-method investment related to the FPH JV was approximately $0.3 million and $0.5 million, respectively.

Indiana JV

The Indiana JV will continue until an event of dissolution occurs, as defined in the Indiana JV Agreement.

Under the Indiana JV Agreement, net operating cash flow of the Indiana JV will be distributed monthly to the members pari passu in accordance with their respective capital percentages, and thereafter as defined in the Indiana JV Agreement.

As of March 31, 2020 and December 31, 2019, the balance of our equity-method investment related to the Indiana JV was approximately $4.1 million and $4.3 million, respectively.

Our equity-method investment in the Indiana JV is considered a significant investee as our proportionate share of its assets are greater than 20% of our total assets as of December 31, 2019. The results of operations for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Total revenue	$2,947,000	$760,000
Net operating income	$2,944,000	$760,000
Income from operations	$1,868,000	$476,000
Net (loss) income	$(104,000)	$47,000

Distributions from Equity-Method Investments

As of March 31, 2020 and December 31, 2019, we have distributions receivable, which are included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	March 31, 2020	December 31, 2019
SUL JV	$122,000	$97,000
Fantasia JV	36,000	180,000
Fantasia II JV	79,000	48,000
Fantasia III JV	113,000	117,000
FPH JV	23,000	39,000
Indiana JV	201,000	162,000
Total	$574,000	$643,000

For the three months ended March 31, 2020 and 2019, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Total Cash Distributions Received	Cash Flow from Operating Activities	Cash Flow from Investing Activities	Total Cash Distributions Received	Cash Flow from Operating Activities	Cash Flow from Investing Activities

SUL JV	$119,000	$95,000	$24,000	$114,000	$43,000	$71,000
Fantasia JV	144,000	-	144,000	-	-	-
Fantasia II JV	46,000	46,000	-	69,000	47,000	22,000
Fantasia III JV	57,000	40,000	17,000	39,000	30,000	9,000
FPH JV	49,000	-	49,000	21,000	5,000	16,000
Indiana JV	147,000	-	147,000	-	-	-
Total	$562,000	$181,000	$381,000	$243,000	$125,000	$118,000

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the applicable joint venture agreements. Additionally, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in the agreements. For the three months ended March 31, 2020 and 2019, we recorded approximately $0.3 million and $0.2 million, respectively, in acquisition and asset management fees from our Equity-Method Investments (see Note 6).

6. Receivables

Notes Receivable

Friendswood TRS Note

The Operating Partnership entered into an amended and restated promissory note dated January 1, 2018, with Friendswood TRS for approximately $1.1 million. The note does not bear interest and is due in 48 equal payments of approximately $22,000. We recorded a discount of approximately $95,000 on the note using an imputed interest rate of 4.25%. As of March 31, 2020 and December 31, 2019, the balance on the note was approximately $0.4 million and $0.5 million, respectively.

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	March 31, 2020	December 31, 2019
Straight-line rent receivables	$2,608,000	$2,546,000
Distribution receivables from Equity-Method Investments	574,000	643,000
Receivable from JV 2 properties	184,000	184,000
Asset management fees	320,000	430,000
Other receivables	-	9,000
Total	$3,686,000	$3,812,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through September 30, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of March 31, 2020 and December 31, 2019, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our condensed consolidated balance sheets (see Note 10).

As of March 31, 2020 and December 31, 2019, we had the following receivables and reserves related to CRA:

	Receivables	Reserves	Balance
Organizational and offering costs	$738,000	$(738,000)	$-
Asset management fees and expenses	32,000	(32,000)	-
Operating expenses (direct and indirect)	189,000	(189,000)	-
Operating expenses (2%/25% Test)	1,717,000	(1,717,000)	-
Total	$2,676,000	$(2,676,000)	$-

Equity-Method Investments

See Notes 5 and 6 for further discussion of distributions and acquisition and asset management fees related to our Equity-Method Investments.

8. Concentration of Risk

Our cash is generally invested in short-term money market instruments. As of March 31, 2020, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of March 31, 2020, we owned one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 50 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended March 31, 2020, we leased our seven real estate properties to five different tenants under long-term triple net leases, and four of the five tenants each represented rental revenue greater than 10% (35%, 24%, 20% and 15%). For the three months ended March 31, 2019, we leased our seven real estate properties to five different tenants under long-term triple net leases, and four of the five tenants each represented rental revenue greater than 10% (35%, 24%, 19%, and 15%).

As of March 31, 2020, we have one tenant that constitutes a significant asset concentration, as the net assets of the tenant are approximately 20% of our total assets.

9. Fair Value Measurements of Financial Instruments

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, notes receivable, tenant and other receivables, certain other assets, accounts payable and accrued liabilities, security deposits and loans payable. With the exception of the loans payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of March 31, 2020 and December 31, 2019, the fair value of loans payable was $46.2 million and $47.4 million, compared to the principal balance (excluding debt discount) of $46.8 million and $47.0 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of March 31, 2020, we utilized discount rates ranging from 4.2% to 6.0% and a weighted average discount rate of 4.6%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the three months ended March 31, 2020 and 2019.

At March 31, 2020 and December 31, 2019, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

Legal Proceedings

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its former directors, one of its officers and one of its former officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company. On February 22, 2018, the action was assigned to a different trial judge. On May 29, 2018, the Company filed a motion for terminating and monetary sanctions against CRA, Cornerstone Ventures, Inc. and their counsel, Winget Spadafora & Schwartzberg. On November 30, 2018, the new trial judge vacated the trial date, pending resolution of the Company’s motion for terminating and monetary sanctions against CRA and Cornerstone Ventures, Inc. and denied the Company’s motion for sanctions against Winget Spadafora & Schwartzberg. On February 13, 2019, the trial judge held another hearing on the Company’s motion for terminating and monetary sanctions and indicated that it intended to grant the Company’s motion for terminating sanctions and award the Company monetary sanctions. On March 14, 2019, the Court entered an Order and Judgment granting the Company’s motion for terminating sanctions, awarding the Company monetary sanctions in the amount of $588,672, and dismissing CRA and Cornerstone Ventures Inc.’s Complaint with prejudice. On May 21, 2019, CRA and Cornerstone Ventures, Inc. filed a notice of appeal from the Judgment and, on June 3, 2019, the Company filed a notice of cross-appeal from the Judgment. On July 9, 2019, the California Court of Appeal, Fourth District dismissed CRA and Cornerstone Ventures, Inc.’s appeal with prejudice. The briefing to the Court of Appeal, Fourth District on the Company’s appeals against CRA, Cornerstone Ventures, Inc and Winget Spadafora & Schwartzberg was completed on April 27, 2020, and on April 28, 2020, the Company filed its request for oral argument on its appeals.

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

On January 1, 2020, the Compensation Committee of the Board of Directors approved the issuance of 45,000 stock options under our Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan (“Incentive Plan”) to our non-executive employees. The stock options vest monthly beginning on February 1, 2020 and continuing over a three-year period through January 1, 2023. The options expire 10 years from the grant date. The weighted-average fair value per share of the stock options granted was $0.57.

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

2020
Stock options granted	45,000
Expected volatility	22.31%
Expected term	5.75 years
Risk-free interest rate	1.72%
Dividend yield	0%
Fair value per share	$0.57

The following table summarizes our stock options as of March 31, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	1,826,908	$2.09
Granted	45,000	2.26
Exercised	—
Cancelled/forfeited	—
Options outstanding at March 31, 2020	1,871,908	$2.09	7.57	$1,375,000

Options exercisable at March 31, 2020	1,528,104	$2.05	7.27	$1,181,000

For our outstanding non-vested options as of March 31, 2020, the weighted average grant date fair value per share was $0.56. As of March 31, 2020, we have unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, which is expected to be recognized as follows:

Years Ending December 31,
April 1, 2020 to December 31, 2020	$109,000
2021	66,000
2022	15,000
2023	1,000
$191,000

The stock-based compensation expense reported for the three months ended March 31, 2020 and 2019 was approximately $42,000 and $68,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

12. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”) for the Company’s common stock for the three months ended March 31, 2020 and 2019, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	Three Months Ended March 31,
	2020	2019
Numerator:
(Loss) income	$(201,000)	$3,800,000
(Income) loss attributable to noncontrolling interest	(12,000)	123,000
Net (loss) income applicable to common stockholders	$(213,000)	$3,923,000

Denominator:
Basic:
Denominator for basic EPS - weighted average shares	23,027,978	23,027,978
Effect of dilutive shares:
Stock options	-	485,353

Denominator for diluted EPS – adjusted weighted average shares	23,027,978	23,513,331

Basic EPS	$(0.01)	$0.17
Diluted EPS	$(0.01)	$0.17

13. Dispositions

Sale of Four North Carolina Properties

On February 14, 2019, our wholly-owned subsidiaries HP Shelby, LLC, HP Hamlet, LLC, HP Carteret, LLC, and our 95%-owned subsidiary, HP Winston-Salem, LLC, sold to Agemark Acquisition, LLC the following four properties located in North Carolina (“NC Properties”): The Shelby House, an assisted living facility located in Shelby, North Carolina; The Hamlet House, an assisted living facility located in Hamlet, North Carolina, The Carteret House, an assisted living facility located in Newport, North Carolina and Danby House, an assisted living and memory care facility located in Winston-Salem, North Carolina.

The total consideration received by the Company and its subsidiaries pursuant to that sale was $27.0 million in cash. The Company incurred approximately $1.2 million is transaction costs, mainly for the prepayment penalty related to the HUD-insured loans (the “HUD Loans”). On the date of the sale, the total assets of the NC Properties were approximately $22.1 million, and liabilities were approximately $19.5 million, including approximately $19.4 million of outstanding principal on the HUD Loans. The HUD Loans were paid off in full using the proceeds of the sale. As a result of the sale, as of February 15, 2019, the NC Properties are no longer included in our condensed consolidated financial statements.

During the period ended March 31, 2019, we recorded a gain of approximately $4.2 million on the sale of the NC Properties.

14. Subsequent Event

CHP Friendswood, LLC loan payable refinancing

On April 23, 2020, we refinanced our outstanding $10,725,000 loan payable for CHP Friendswood, LLC with a HUD-insured loan through ORIX. The loan bears interest at a fixed rate of 2.79%, plus 0.65% for mortgage insurance premiums, for the term of the loan and is collateralized by Friendship Haven. The loan matures in April 2055 and amortizes over 35 years. The loan proceeds of approximately $11.9 million were used to pay down the outstanding loan balance of approximately $10.8 million to CIBC, to fund certain HUD reserves and to pay debt issuance costs of approximately $0.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to numerous risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2020.

Overview

As of March 31, 2020, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, a 10% equity interest in an unconsolidated equity-method investment that holds six properties and a 15% equity interest in an unconsolidated equity-method investment that holds 14 properties (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

Our revenues are comprised largely of tenant rental income from our seven real estate properties, including rents reported on a straight-line basis over the initial term of each tenant lease, and acquisition and asset management fees resulting from our Equity-Method Investments. We also receive cash distributions from our Equity-Method Investments, which are included in net cash provided by operating activities and net cash provided by investing activities in our condensed consolidated statements of cash flows. Our growth depends, in part, on our ability to continue to raise joint venture equity or other equity, acquire new healthcare properties at attractive prices, negotiate long-term tenant leases with sustainable rental rate escalation terms and control our expenses. Our operations are impacted by property-specific, market-specific, general economic, regulatory and other conditions.

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

Coronavirus (COVID-19)

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the United States and more than 175 countries.  It has been reported that COVID-19 appears most dangerous for seniors, and the mortality rate increases with age. The occupancy at our properties could significantly decrease if COVID-19 or other public health outbreak results in early resident move-outs, our operators delay accepting new residents due to quarantines or otherwise, or potential occupants determine to postpone moving to a senior housing facility. A decrease in occupancy or increase in costs is likely to have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations. In addition, actions our operators take to address COVID-19 are expected to materially increase their operating costs, including costs related to enhanced health and safety precautions among other measures, which could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. Furthermore, infections at our facilities could lead to material increases in litigation costs for which our operators, or possibly we, may be liable. If these developments continue or increase in severity, such developments are likely to have a material adverse effect on our business and results of operations. The extent to which COVID-19 could impact our business and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others.

Summit Portfolio Properties

At March 31, 2020, our portfolio consisted of seven real estate properties as noted above. All of the properties are 100% leased on a triple net basis. The following table provides summary information (excluding the 50 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of March 31, 2020:

	Properties	Beds	Square Footage	Purchase Price

SNF	4	337	109,306	$31,740,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	7	558	246,071	$57,265,000

Property	Location	Date Purchased	Type	Beds	2020 Rental Revenue[1]

Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$123,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	131,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	353,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	242,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	191,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	99,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	90	277,000
Total				558

1 Represents year-to-date through March 31, 2020 rental revenue based on in-place leases, including straight-line rent.

Summit Equity-Method Investment Portfolio Properties

We continue to believe that raising institutional joint venture equity to make acquisitions will be accretive to shareholder value. Our sole source of equity since 2015 has been institutional funds raised through a joint venture structure and accounted for as equity-method investments. We still believe this is a prudent strategy for growth.

A summary of the condensed combined financial data for the balance sheets and statements of income for all unconsolidated Equity-Method Investments are as follows:

Condensed Combined Balance Sheets:	March 31, 2020	December 31, 2019
Total Assets	$416,933,000	$421,268,000
Total Liabilities	$317,529,000	$318,150,000
Members Equity:
Summit	$12,781,000	$13,245,000
JV Partners	$86,623,000	$89,873,000
Total Members Equity	$99,404,000	$103,118,000

Condensed Combined Statements of Income:	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Total Revenue:	$12,326,000	$9,377,000
Net Operating Income	$9,577,000	$7,551,000
Income from Operations	$5,899,000	$4,522,000
Net Income	$142,000	$1,055,000

Summit equity interest in Equity-Method Investments net income	$30,000	$130,000
JV Partners interest in Equity-Method Investments net income	$112,000	$925,000

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

The following reconciles our 10% equity investment in the SUL JV from inception through March 31, 2020:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,059,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	613,000
Riverglen (New Hampshire) – April 2016	424,000
Delaware Properties – September 2016	1,846,000
Total investments	4,779,000
Income from equity-method investee	1,062,000
Distributions	(2,718,000)
Total investment at March 31, 2020	$3,123,000

A summary of the condensed consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	March 31, 2020	December 31, 2019
Real estate properties and intangibles, net	$133,708,000	$135,038,000
Cash and cash equivalents	4,864,000	4,928,000
Other assets	10,839,000	10,882,000
Total Assets:	$149,411,000	$150,848,000

Loans payable, net	$105,686,000	$106,049,000
Other liabilities	6,533,000	7,268,000
Members’ equity:
Best Years	33,954,000	34,245,000
Summit	3,238,000	3,286,000
Total Liabilities and Members’ Equity	$149,411,000	$150,848,000

Condensed Consolidated Statements of Income of SUL JV:	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Total revenue	$4,550,000	$4,366,000
Property operating expenses	(1,229,000)	(960,000)
Net operating income	3,321,000	3,406,000
General and administrative expense	(94,000)	(99,000)
Depreciation and amortization expense	(1,349,000)	(1,433,000)
Income from operations	1,878,000	1,874,000
Interest expense	(1,225,000)	(1,423,000)
Amortization of deferred financing costs	(53,000)	(23,000)
Interest income	3,000	3,000
Other income	352,000	-
Net income	$955,000	$431,000

Summit equity interest in SUL JV net income	$96,000	$43,000

As of March 31, 2020, the 17 properties held by SUL JV, our unconsolidated 10% equity-method investment, 15 of which are 100% leased on a triple net basis, and are as follows:

Property	Location	Type	Number of Beds
Lamar Estates	Lamar, CO	SNF	60
Monte Vista Estates	Monte Vista, CO	SNF	60
Myrtle Point Care Center	Myrtle Point, OR	SNF	55
Gateway Care and Retirement Center	Portland, OR	SNF/IL	91
Applewood Retirement Community	Salem, OR	IL	69
Shenandoah Senior Living	Front Royal, VA	AL	78
Pine Tree Lodge Nursing Center	Longview, TX	SNF	92
Granbury Care Center	Granbury, TX	SNF	181
Twin Oaks Nursing Center	Jacksonville, TX	SNF	116
Dogwood Trails Manor	Woodville, TX	SNF	90
Carolina Manor	Appleton, WI	AL	45
Carrington Manor	Green Bay, WI	AL	20
Marla Vista Manor	Green Bay, WI	AL	40
Marla Vista Gardens	Green Bay, WI	AL	20
Riverglen House of Littleton	Littleton, NH	AL	59
Atlantic Shore Rehabilitation and Health Center	Millsboro, DE	SNF	181
Pinnacle Rehabilitation and Health Center	Smyrna, DE	SNF	151
Total:			1,408

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

The following reconciles our equity investments in the Fantasia JVs from inception through March 31, 2020:

Summit Fantasia Holdings, LLC – October 2016	$2,524,000
Summit Fantasia Holdings II, LLC – February 2017	1,923,000
Summit Fantasia Holdings III, LLC – August 2017	1,953,000
Total investment	6,400,000
Income from Fantasia JVs	762,000
Distributions	(2,001,000)
Total Fantasia investments at March 31, 2020	$5,161,000

A summary of the condensed combined financial data for the balance sheets and statements of income for the unconsolidated Fantasia JVs, of which we own a 10% to 35% equity interest, is as follows:

Condensed Combined Balance Sheets of Fantasia JVs:	March 31, 2020	December 31, 2019
Real estate properties, net	$103,518,000	$104,244,000
Cash and cash equivalents	4,397,000	5,893,000
Other assets	5,187,000	4,423,000
Total Assets:	$113,102,000	$114,560,000

Loans payable, net	$75,834,000	$75,830,000
Other liabilities	5,520,000	6,835,000
Members’ equity:
Fantasia JVs	26,587,000	26,691,000
Summit	5,161,000	5,204,000
Total Liabilities and Members’ Equity	$113,102,000	$114,560,000

Condensed Combined Statements of Income of Fantasia JVs:	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Total revenue	$3,944,000	$3,357,000
Property operating expenses	(1,395,000)	(732,000)
Net operating income	2,549,000	2,625,000
General and administrative expense	(90,000)	(141,000)
Depreciation and amortization expense	(727,000)	(727,000)
Income from operations	1,732,000	1,757,000
Interest expense	(1,029,000)	(1,148,000)
Amortization of debt issuance costs	(73,000)	(85,000)
Interest income	15,000	11,000
Net income	$645,000	$535,000

Summit equity interest in Fantasia JVs net income	$85,000	$76,000

As of March 31, 2020, the 13 properties in Fantasia JVs, our unconsolidated equity-method investments, are all 100% leased on a triple net basis, and are as follows:

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

The following reconciles our equity investment in the FPH JV from inception through March 31, 2020:

Iowa properties – November 2017	$929,000
Total investment	929,000
Loss from equity-method investee	(172,000)
Distributions	(465,000)
Total FPH investment at March 31, 2020	$292,000

A summary of the condensed consolidated financial data for the balance sheets and statements of operations for the unconsolidated FPH JV is as follows:

Condensed Consolidated Balance Sheets of FPH JV:	March 31, 2020	December 31, 2019
Real estate properties, net	$26,989,000	$27,296,000
Cash and cash equivalents	1,048,000	1,186,000
Other assets	861,000	784,000
Total Assets:	$28,898,000	$29,266,000

Loans payable, net	$21,499,000	$21,600,000
Other liabilities	3,161,000	1,796,000
Members’ equity:
Fantasia JVs	3,946,000	5,407,000
Summit	292,000	463,000
Total Liabilities and Members’ Equity	$28,898,000	$29,266,000

	Three Months Ended March 31,	Three Months Ended March 31,
Condensed Consolidated Statements of Operations of FPH JV:	2020	2019
Total revenue	$885,000	$894,000
Property operating expenses	(122,000)	(134,000)
Net operating income	763,000	760,000
General and administrative expense	(35,000)	(38,000)
Depreciation and amortization expense	(307,000)	(307,000)
Income from operations	421,000	415,000
Interest expense	(259,000)	(341,000)
Amortization of debt issuance costs	(15,000)	(32,000)
Other expense	(1,501,000)	-
Net (loss) income	$(1,354,000)	$42,000

Summit equity interest in FPH JV net (loss) income	$(135,000)	$4,000

As of March 31, 2020, the six properties of our unconsolidated equity-method investments in FPH JV, all of which are 100% leased on a triple net basis, are as follows:

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

The following reconciles our equity investment in the Indiana JV from inception through March 31, 2020:

Indiana properties – March 2019	$4,906,000
Total investment	4,906,000
Loss from equity-method investee	(93,000)
Distributions	(723,000)
Total Indiana JV investment at March 31, 2020	$4,090,000

A summary of the condensed consolidated financial data for the balance sheets and statements of operations for the unconsolidated Indiana JV is as follows:

Condensed Consolidated Balance Sheets of Indiana JV:	March 31, 2020	December 31, 2019
Real estate properties, net	$120,617,000	$122,343,000
Cash and cash equivalents	3,457,000	3,137,000
Other assets	1,448,000	1,114,000
Total Assets:	$125,522,000	$126,594,000

Loans payable, net	$95,404,000	$95,329,000
Other liabilities	3,892,000	3,443,000
Members’ equity:
Indiana JV	22,136,000	23,530,000
Summit	4,090,000	4,292,000
Total Liabilities and Members’ Equity	$125,522,000	$126,594,000

	Three Months Ended March 31,	Three Months Ended March 31,
Condensed Consolidated Statements of Operations of Indiana JV:	2020	2019
Total revenue	$2,947,000	$760,000
Property operating expenses	(3,000)	-
Net operating income	2,944,000	760,000
General and administrative expense	(172,000)	(33,000)
Depreciation and amortization expense	(904,000)	(251,000)
Income from operations	1,868,000	476,000
Interest expense	(1,896,000)	(416,000)
Amortization of debt issuance costs	(76,000)	(13,000)
Net (loss) income	$(104,000)	$47,000

Summit equity interest in Indiana JV net (loss) income	$(16,000)	$7,000

As of March 31, 2020, the 14 properties of our unconsolidated equity-method investments in Indiana JV, all of which are 100% leased on a triple net basis, are as follows:

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

Distributions from Equity-Method Investments

For the three months ended March 31, 2020 and 2019, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Three Months Ended March 31,
	2020	2019
Distributions	$493,000	$298,000

Cash received for distributions	$562,000	$243,000

Acquisition and Asset Management Fees

We serve as the manager or operating member (collectively, the manager) of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties owned by our Equity-Method Investments, as defined in the agreements. For the three months ended March 31, 2020 and 2019, we recorded approximately $0.3 million and $0.2 million, respectively, in acquisition and asset management fees.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 25, 2020.

Results of Operations

Our results of operations are described below:

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	$ Change
Total rental revenues	1,600,000	2,079,000	(479,000)
Property operating costs	(257,000)	(294,000)	37,000
Net operating income (1)	1,343,000	1,785,000	(442,000)
Acquisition & asset management fees	326,000	210,000	116,000
Interest income from notes receivable	7,000	6,000	1,000
General and administrative	(939,000)	(1,275,000)	336,000
Depreciation and amortization	(417,000)	(499,000)	82,000
Income from equity-method investees	30,000	130,000	(100,000)
Other income	42,000	52,000	(10,000)
Interest expense	(593,000)	(756,000)	163,000
Gain on disposition of real estate properties	-	4,147,000	(4,147,000)
Net (loss) income	(201,000)	3,800,000	(4,001,000)
Noncontrolling interests’ share in income (loss)	(12,000)	123,000	(135,000)
Net (loss) income applicable to common stockholders	$(213,000)	$3,923,000	$(4,136,000)

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues less property operating costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, other income, interest expense, and gain on disposition of real estate properties. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses. Net operating income decreased $0.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the sale of our four NC Properties (see Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements).

The net decrease in general and administrative expenses of $0.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is primarily due to a decrease in legal expenses of approximately $0.1 million and payroll related expenses of approximately $0.2 million.

The net decrease in depreciation and amortization and interest expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is primarily due to the sale of our four NC Properties (see Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

As of March 31, 2020, we had approximately $13.7 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

We continue to pursue options for repaying and/or refinancing debt obligations with long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans. In September 2018, April 2019 and April 2020, we refinanced three outstanding loans with HUD-insured loans that mature between 2053 and 2055, respectively. Additionally, in 2017, as part of our responsibilities under the operating agreements as the manager of our Equity-Method Investments, we refinanced seven existing loans of our Equity-Method Investments with HUD-insured loans.

Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties.

CARES Act

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is a stimulus package that provides various forms of relief through, among other things, grants, loans and tax incentives to certain businesses and individuals. In particular, the CARES Act created an emergency lending facility known as the Paycheck Protection Program (PPP), which is administered by the Small Business Administration (SBA) and provides federally insured and, in some cases, forgivable loans to certain, eligible businesses so that those businesses can continue to cover certain of their near-term operating expenses and retain employees. We have evaluated the CARES Act and determined that there was no impact to the Company for the three months ended March 31, 2020. We will continue to evaluate and monitor the CARES Act, and any new COVID-19-related legislation to determine the ultimate impact and benefits, if any, to the Company.

Credit Facilities and Loan Agreements

As of March 31, 2020, we had debt obligations of approximately $46.8 million. The outstanding balance by loan agreement is as follows (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding our refinancing arrangements):

•	CIBC Bank USA – approximately $10.73 million maturing March 2021 (see Note 14 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding refinancing in April 2020)
•	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $10.44 million maturing September 2053
•	ORIX (HUD-insured) – approximately $25.63 million maturing from September 2039 through April 2054

Distributions

The Company declared a cash distribution of approximately $1.5 million in November 2018, which was paid on January 31, 2019 to shareholders of record as of January 15, 2019.  No distributions were declared in 2019.

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019

Net (loss) income applicable to common stockholders (GAAP)	$(213,000)	$3,923,000
Adjustments:
Depreciation and amortization	417,000	499,000
Depreciation and amortization related to non-controlling interests	(10,000)	(12,000)
Depreciation related to Equity-Method Investments	558,000	346,000
Gain on sale of real estate properties	-	(4,147,000)
Funds provided by operations (FFO) applicable to common stockholders	$752,000	$609,000

Weighted-average number of common shares outstanding - basic	23,027,978	23,027,978
FFO per weighted average common shares - basic	$0.03	$0.03
Weighted-average number of common shares outstanding - diluted	23,027,978	23,513,331
FFO per weighted average common shares - diluted	$0.03	$0.03

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

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its former directors, one of its officers and one of its former officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company. On February 22, 2018, the action was assigned to a different trial judge. On May 29, 2018, the Company filed a motion for terminating and monetary sanctions against CRA, Cornerstone Ventures, Inc. and their counsel, Winget Spadafora & Schwartzberg. On November 30, 2018, the new trial judge vacated the trial date, pending resolution of the Company’s motion for terminating and monetary sanctions against CRA and Cornerstone Ventures, Inc. and denied the Company’s motion for sanctions against Winget Spadafora & Schwartzberg. On February 13, 2019, the trial judge held another hearing on the Company’s motion for terminating and monetary sanctions and indicated that it intended to grant the Company’s motion for terminating sanctions and award the Company monetary sanctions. On March 14, 2019, the Court entered an Order and Judgment granting the Company’s motion for terminating sanctions, awarding the Company monetary sanctions in the amount of $588,672, and dismissing CRA and Cornerstone Ventures Inc.’s Complaint with prejudice. On May 21, 2019, CRA and Cornerstone Ventures, Inc. filed a notice of appeal from the Judgment and, on June 3, 2019, the Company filed a notice of cross-appeal from the Judgment. On July 9, 2019, the California Court of Appeal, Fourth District dismissed CRA and Cornerstone Ventures, Inc.’s appeal with prejudice. The briefing to the Court of Appeal, Fourth District on the Company’s appeals against CRA, Cornerstone Ventures, Inc and Winget Spadafora & Schwartzberg was completed on April 27, 2020, and on April 28, 2020, the Company filed its request for oral argument on its appeals.

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

(b) Not applicable.

(c) During the three months ended March 31, 2020, we redeemed no shares pursuant to our stock repurchase program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

3.3	Articles of Amendment of the Company dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of the Company dated June 30, 2010 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).

10.1	Healthcare Facility Note with respect to HUD – insured loans between CHP Friendswood, LLC and ORIX Real Estate Capital, LLC, dated April 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2020).

10.2	Healthcare Regulatory Agreement – Borrower between CHP Friendswood, LLC and HUD, dated April 1, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2020).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Kent Eikanas
Date: May 14, 2020	Kent Eikanas
Chief Executive Officer (Principal Executive Officer)

/s/ Elizabeth A. Pagliarini
Date: May 14, 2020	Elizabeth A. Pagliarini
Chief Financial Officer (Principal Financial Officer)

Page 37 of 37