Form 10-Q/A
period 2020-03-31
Summit Healthcare REIT, Inc
filed 2020-06-02
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

 EXPLANATORY NOTE

Summit Healthcare REIT, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its quarterly report on Form 10-Q for the period ended March 31, 2020 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 14, 2020, solely to correct a typographical error in the heading of the Company’s Condensed Consolidated Statements of Operations (Unaudited), set forth in Part I, Item 1 of the Form 10-Q. The dates in the columns of the heading were reversed in the Form 10-Q. The heading has been corrected in the Condensed Consolidated Statements of Operations included with this Form 10-Q/A.

In connection with the filing of this Form 10-Q/A and pursuant to the SEC’s rules, the Company is including with this Form 10-Q/A new certifications by its principal executive officer and principal financial officer.

This Form 10-Q/A should be read in conjunction with the Form 10-Q, which remains in effect as of its date. Except as specifically noted above and herein, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

2

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Total rental revenues	$1,600,000	2,079,000
Acquisition and asset management fees	326,000	210,000
Interest income from notes receivable	7,000	6,000
Total operating revenue	1,933,000	2,295,000

Expenses:
Property operating costs	257,000	294,000
General and administrative	939,000	1,275,000
Depreciation and amortization	417,000	499,000
Total operating expenses	1,613,000	2,068,000

Other operating income:
Gain on sale of real estate properties	-	4,147,000
Operating income	320,000	4,374,000

Income from equity-method investees	30,000	130,000
Other income	42,000	52,000
Interest expense	(593,000)	(756,000)
Net (loss) income	(201,000)	3,800,000
Noncontrolling interests’ share in net (income) loss	(12,000)	123,000
Net (loss) income applicable to common stockholders	$(213,000)	3,923,000

Earnings per common share:
Basic:
(Loss) income	$(0.01)	$0.17
Net (loss) income applicable to common stockholders	$(0.01)	$0.17

Diluted:
(Loss) income	$(0.01)	$0.17
Net (loss) income applicable to common stockholders	$(0.01)	$0.17

Weighted average shares used to calculate earnings per common share:
Basic	23,027,978	23,027,978
Diluted	23,027,978	23,513,331

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Kent Eikanas
Date: June 2, 2020	Kent Eikanas
Chief Executive Officer (Principal Executive Officer)

/s/ Elizabeth A. Pagliarini
Date: June 2, 2020	Elizabeth A. Pagliarini
Chief Financial Officer (Principal Financial Officer)

4