Form 10-Q
period 2020-06-30
Summit Healthcare REIT, Inc
filed 2020-08-13
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$14,860,000	$13,260,000
Restricted cash	2,977,000	2,817,000
Real estate properties, net	45,718,000	46,513,000
Notes receivable	389,000	575,000
Tenant and other receivables, net	3,855,000	3,812,000
Deferred leasing commissions, net	571,000	607,000
Other assets, net	454,000	594,000
Equity-method investments	12,329,000	13,131,000
Total assets	$81,153,000	$81,309,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,375,000	$2,504,000
Security deposits	664,000	664,000
Loans payable, net of debt issuance costs	45,761,000	45,577,000
Total liabilities	48,800,000	48,745,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at June 30, 2020 and December 31, 2019	23,000	23,000
Additional paid-in capital	116,264,000	116,184,000
Accumulated deficit	(84,130,000)	(83,843,000)
Total stockholders’ equity	32,157,000	32,364,000
Noncontrolling interests	196,000	200,000
Total equity	32,353,000	32,564,000
Total liabilities and equity	$81,153,000	$81,309,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Total rental revenues	$1,604,000	$1,595,000	$3,204,000	$3,674,000
Acquisition and asset management fees	292,000	326,000	618,000	536,000
Interest income from notes receivable	7,000	7,000	14,000	13,000
Total operating revenue	1,903,000	1,928,000	3,836,000	4,223,000

Expenses:
Property operating costs	213,000	207,000	470,000	501,000
General and administrative	848,000	1,442,000	1,787,000	2,717,000
Depreciation and amortization	418,000	417,000	835,000	916,000
Total operating expenses	1,479,000	2,066,000	3,092,000	4,134,000

Other operating income:
Gain on sale of real estate properties	—	58,000	—	4,205,000
Operating income (loss)	424,000	(80,000)	744,000	4,294,000

Income (loss) from equity-method investees	137,000	(100,000)	167,000	30,000
Other income	6,000	48,000	48,000	100,000
Interest expense	(630,000)	(625,000)	(1,223,000)	(1,381,000)
Net (loss) income	(63,000)	(757,000)	(264,000)	3,043,000
Noncontrolling interests’ share in net (income) loss	(11,000)	(12,000)	(23,000)	111,000
Net (loss) income applicable to common stockholders	$(74,000)	$(769,000)	$(287,000)	$3,154,000

Earnings per common share:
Basic:
(Loss) income	$(0.00)	$(0.03)	$(0.01)	$0.14
Net (loss) income applicable to common stockholders	$(0.00)	$(0.03)	$(0.01)	$0.14

Diluted:
(Loss) income	$(0.00)	$(0.03)	$(0.01)	$0.13
Net (loss) income applicable to common stockholders	$(0.00)	$(0.03)	$(0.01)	$0.13

Weighted average shares used to calculate earnings per common share
Basic	23,027,978	23,027,978	23,027,978	23,027,978
Diluted	23,027,978	23,027,978	23,027,978	23,513,331

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2020	23,027,978	$23,000	$116,184,000	$(83,843,000)	$32,364,000	$200,000	$32,564,000
Stock-based compensation	—	—	42,000	—	42,000	—	42,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(12,000)	(12,000)
Net (loss) income	—	—	—	(213,000)	(213,000)	12,000	(201,000)
Balance — March 31, 2020	23,027,978	$23,000	$116,226,000	$(84,056,000)	$32,193,000	$200,000	$32,393,000
Stock-based compensation	—	—	38,000	—	38,000	—	38,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(15,000)	(15,000)
Net (loss) income	—	—	—	(74,000)	(74,000)	11,000	(63,000)
Balance — June 30, 2020	23,027,978	$23,000	$116,264,000	$(84,130,000)	$32,157,000	$196,000	$32,353,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2019	23,027,978	$23,000	$115,950,000	$(86,956,000)	$29,017,000	$349,000	$29,366,000
Stock-based compensation	—	—	68,000	—	68,000	—	68,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(13,000)	(13,000)
Net income (loss)	—	—	—	3,923,000	3,923,000	(123,000)	3,800,000
Balance — March 31, 2019	23,027,978	$23,000	$116,018,000	$(83,033,000)	$33,008,000	$213,000	$33,221,000
Stock-based compensation	—	—	81,000	—	81,000	—	81,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(12,000)	(12,000)
Net (loss) income	—	—	—	(769,000)	(769,000)	12,000	(757,000)
Balance — June 30, 2019	23,027,978	$23,000	$116,099,000	$(83,802,000)	$32,320,000	$213,000	$32,533,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(264,000)	$3,043,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	55,000	68,000
Depreciation and amortization	835,000	916,000
Straight-line rents	(125,000)	(201,000)
Write-off of debt issuance costs	77,000	-
Stock-based compensation expense	80,000	149,000
Gain on sale of real estate properties	-	(4,205,000)
Income from equity-method investees	(167,000)	(30,000)
Change in operating assets and liabilities:
Tenant and other receivables, net	411,000	157,000
Other assets	93,000	(22,000)
Accounts payable and accrued liabilities	(85,000)	(64,000)
Net cash provided by (used in) operating activities	910,000	(189,000)

Cash flows from investing activities:
Proceeds from sale of real estate properties, net of transaction costs	-	24,783,000
Investment in equity-method investees	-	(4,960,000)
Distributions received from equity-method investees	640,000	306,000
Issuance of notes receivable	-	(197,000)
Payments from notes receivable	185,000	141,000
Net cash provided by investing activities	825,000	20,073,000

Cash flows from financing activities:
Proceeds from issuance loans payable	11,863,000	3,872,000
Payments of loans payable	(11,155,000)	(22,577,000)
Distributions payable	-	(1,499,000)
Distributions paid to noncontrolling interests	(27,000)	(25,000)
Deferred financing costs	(656,000)	(210,000)
Net cash provided by (used in) financing activities	25,000	(20,439,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,760,000	(555,000)
Cash, cash equivalents and restricted cash – beginning of period	16,077,000	14,956,000
Cash, cash equivalents and restricted cash – end of period	$17,837,000	$14,401,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$960,000	$1,249,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated with our financial statements and owns four properties (the “JV Properties”) with another partially owned subsidiary. As of June 30, 2020, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest. See Note 13 for the disposition of real estate properties in 2019 which includes one of the JV Properties.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of June 30, 2020 and December 31, 2019, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of June 30, 2020 and December 31, 2019, we have a 35% interest in the Fantasia JV which owns two properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of June 30, 2020 and December 31, 2019, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of June 30, 2020 and December 31, 2019, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of June 30, 2020 and December 31, 2019, we have a 10% interest in the FPH JV which owns six properties.

Indiana JV– Equity-Method Investment

In February 2019, through our wholly-owned subsidiary, Summit Indiana, LLC, we formed a new joint venture, a Delaware limited liability company (the “Indiana JV”). On March 13, 2019, we entered into a Limited Liability Company Agreement (the “Indiana JV Agreement”) with two unrelated parties: a real estate holding company and a global institutional asset management firm, both Delaware limited liability companies. The Indiana JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of June 30, 2020 and December 31, 2019, we have a 15% interest in the Indiana JV which owns 14 properties.

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

The accompanying condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2019 consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 25, 2020 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those in the consolidated financial statements contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2019 have been omitted in this report.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, the Operating Partnership (of which the Company owns 99.88%) and CHP LLC (of which the Company owns 95%). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$14,860,000	$13,260,000
Restricted cash	2,977,000	2,817,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$17,837,000	$16,077,000

Recently Issued Accounting Pronouncements

In January 2020, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2020-01 to clarify the interaction among the accounting standards for equity securities, equity method investments and certain derivatives. The new ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position.

Recently Adopted Accounting Pronouncements

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

Coronavirus (COVID-19)

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the United States and more than 175 countries. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and measures to prevent its spread are expected to negatively impact senior housing and skilled nursing facilities in a number of ways, including but not limited to:

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

It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on our operations and results as the situation is rapidly evolving.  While we have not seen a material impact on rental revenue from any of our consolidated properties or debt payments from borrowers on notes receivable, or the operating results of our Equity-Method Investments for the period ended June 30, 2020, we are currently working with one tenant to address a partial rent payment default as a result of a material decrease in occupancy at the facility due to COVID-19. Based upon need and request, the Company may provide rent relief, either in the form of a temporary rent reduction to be paid back over time or permanent abatement of rent for a specific time period. Additionally, some of our Equity-Method Investment tenants have also experienced decreased occupancy and increased operating costs related to COVID-19, however, this has not had a material effect on our condensed consolidated financial statements. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the demand for senior housing and skilled nursing and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity, including recording impairments, lease modifications and credit losses associated with notes receivable in future periods.

CARES Act

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is a stimulus package that provides various forms of relief through, among other things, grants, loans and tax incentives to certain businesses and individuals. In particular, the CARES Act created an emergency lending facility known as the Paycheck Protection Program (PPP), which is administered by the Small Business Administration (SBA) and provides federally insured and, in some cases, forgivable loans to certain, eligible businesses so that those businesses can continue to cover certain of their near-term operating expenses and retain employees. We did not obtain a PPP loan. We have evaluated the CARES Act and determined that there was no impact on the Company for the six months ended June 30, 2020. We will continue to evaluate and monitor the CARES Act, and any new COVID-19-related legislation to determine the ultimate impact and benefits, if any, to the Company.

3. Investments in Real Estate Properties

As of June 30, 2020 and December 31, 2019, our investments in real estate properties including those held by our consolidated subsidiaries (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) are set forth below:

	June 30, 2020	December 31, 2019
Land	$6,237,000	$6,237,000
Buildings and improvements	48,295,000	48,295,000
Less: accumulated depreciation	(9,148,000)	(8,444,000)
Buildings and improvements, net	39,147,000	39,851,000
Furniture and fixtures	4,230,000	4,230,000
Less: accumulated depreciation	(3,896,000)	(3,805,000)
Furniture and fixtures, net	334,000	425,000
Real estate properties, net	$45,718,000	$46,513,000

For the three months ended June 30, 2020 and 2019, depreciation expense (excluding leasing commission amortization) was approximately $0.4 million and $0.4 million, respectively. For the six months ended June 30, 2020 and 2019, depreciation expense (excluding leasing commission amortization) was approximately $0.8 million and $0.9 million, respectively.

As of June 30, 2020, our portfolio consisted of seven real estate properties which were 100% leased to the tenants of the related facilities. See Note 13 for further information regarding the February 2019 disposition of our four properties located in North Carolina.

The following table provides summary information regarding our portfolio (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) as of June 30, 2020:

Property	Location	Date Purchased	Type(1)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,408,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,867,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	11,847,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,446,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,922,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,818,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,403,000
Total:				$57,265,000	$47,711,000

(1)	SNF is an abbreviation for skilled nursing facility. AL is an abbreviation for assisted living facility. MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) as of June 30, 2020, for the period from July 1, 2020 to December 31, 2020 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
July 1, 2020 to December 31, 2020	$2,712,000
2021	5,511,000
2022	5,626,000
2023	5,742,000
2024	5,441,000
Thereafter	28,890,000
$53,922,000

2020 Acquisitions

None.

2019 Acquisitions

None.

Leasing Commissions

As a self-managed REIT, we no longer pay leasing commissions. Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of June 30, 2020 and December 31, 2019, total costs incurred were $1.1 million, and the unamortized balance of capitalized leasing commissions was approximately $0.6 million. Amortization expense for the three months ended June 30, 2020 and 2019 was approximately $18,000 and $16,000, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 was approximately $35,000 and $16,000, respectively.

4. Loans Payable

As of June 30, 2020 and December 31, 2019, our loans payable consisted of the following:

	June 30, 2020	December 31, 2019
Loan payable to CIBC Bank USA refinanced in April 2020 and as of December 31, 2019, collateralized by Friendship Haven.	$-	$10,725,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	$10,403,000	$10,473,000

Loans payable to ORIX (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and as of June 30, 2020, collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial Assisted Living and Friendship Haven. As of December 31, 2019, collateralized by Sheridan, Fernhill, Pacific Health, Aledo and Sundial Assisted Living.	$37,308,000	$25,804,000
	47,711,000	47,002,000
Less debt issuance costs	(1,950,000)	(1,425,000)
Total loans payable	$45,761,000	$45,577,000

As of June 30, 2020, we have total debt obligations of approximately $47.7 million that will mature between 2039 and 2055. See Note 3 for loans payable balance for each property.

In connection with our loans payable, we incurred debt issuance costs. As of June 30, 2020 and December 31, 2019, the unamortized balance of the debt issuance costs was approximately $1.9 million and $1.4 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended June 30, 2020 and 2019, $98,000 and $33,000, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. For the six months ended June 30, 2020 and 2019, $132,000 and $68,000, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. Included in the amortization of debt issuance costs for the three and six months ended June 30, 2020 is $77,000 related to the write off of debt issuance costs for CHP Friendswood SNF, LLC’s prior loan.

During the three months ended June 30, 2020 and 2019, we incurred approximately $0.5 million and $0.6 million, respectively, of interest expense (excluding debt issuance costs amortization) related to our loans payable. During the six months ended June 30, 2020 and 2019, we incurred approximately $1.1 million and $1.3 million, respectively, of interest expense (excluding debt issuance costs amortization) related to our loans payable.

The principal payments due on the loans payable (excluding debt issuance costs) for the period from July 1, 2020 to December 31, 2020 and for each of the four following years and thereafter ending December 31 are as follows:

Years Ending	Principal Amount
July 1, 2020 to December 31, 2020	$523,000
2021	1,076,000
2022	1,116,000
2023	1,158,000
2024	1,201,000
Thereafter	42,637,000
$47,711,000

The following information describes our loan activity for 2020 and 2019:

CIBC Bank USA

In March 2019, CHP Friendswood SNF, LLC entered into a $10,725,000, three-year term loan and security agreement with CIBC Bank USA, which was collateralized by the Friendship Haven facility. On April 23, 2020, we refinanced the existing CIBC loan with an ORIX Real Estate Capital, LLC (“ORIX”) HUD-insured loan. See below under ORIX Real Estate Capital, LLC for further information

Capital One Multifamily Finance, LLC

In September 2019, we refinanced our Capital One loan and entered into a HUD-insured loan with Capital One Multifamily Finance, LLC which is collateralized by the Pennington Gardens facility. The note contains a prepayment penalty of 10% in year 1, which reduces each year by 100 basis points, until there is no longer a prepayment penalty beginning in year 11.

See table above listing loans payable for further information.

ORIX Real Estate Capital, LLC

We have several properties with HUD-insured loans from ORIX. See table above listing loans payable for further information.

On April 23, 2020, we refinanced our outstanding $10,725,000 loan payable for CHP Friendswood, LLC with a HUD-insured loan through ORIX. The loan bears interest at a fixed rate of 2.79%, plus 0.65% for mortgage insurance premiums for the term of the loan and is collateralized by Friendship Haven. The loan matures in April 2055 and amortizes over 35 years. The loan proceeds of approximately $11.9 million were used to pay down the outstanding loan balance of approximately $10.8 million to CIBC, to fund certain HUD reserves and to pay debt issuance costs of approximately $0.7 million. The note contains a prepayment penalty of 10% in year 1, which reduces each year by 100 basis points, until there is no longer a prepayment penalty beginning in year 11.

In April 2019, we entered into the HUD-insured loan through ORIX of approximately $3.8 million, which is collateralized by the Sundial Assisted Living facility. The loan bears interest at a fixed rate of 4.2%, plus 0.65% for mortgage insurance premiums, for the term of the loan. The loan matures in April 2054 and amortizes over 35 years. We incurred approximately $0.2 million in debt issuance costs. The note contains a prepayment penalty of 10% in year 1, which reduces each year by 100 basis points, until there is no longer a prepayment penalty beginning in year 11.

All of the HUD-insured loans are subject to customary representations, warranties and ongoing covenants and agreements with respect to the operation of the facilities, including the provision for certain maintenance and other reserve accounts for property tax, insurance, and capital expenditures, with respect to the facilities all as described in the HUD agreements. These reserves are included in restricted cash in our condensed consolidated balance sheets. As of June 30, 2020, we were in compliance with all of our debt covenants.

5. Equity-Method Investments

As of June 30, 2020 and December 31, 2019, the balances of our Equity-Method Investments were approximately $12.3 million and $13.1 million, respectively, and are as follows:

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

In April 2015, the Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the original six properties contributed in April 2015 (“JV 2 Properties”) due to cash restrictions related to the loans payable for the contributed JV 2 Properties. As of June 30, 2020 and December 31, 2019, the receivable balance of $184,000 due from the JV 2 properties is included in tenant and other receivables in our condensed consolidated balance sheets.

As of June 30, 2020 and December 31, 2019, the balance of our equity-method investment related to the SUL JV was approximately $3.0 million and $3.1 million, respectively.

Our equity-method investment in the SUL JV is considered a significant investee as our proportionate share of its income is greater than 20% of our total net loss. The results of operations for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue	$4,600,000	$4,612,000	$9,150,000	$8,978,000
Net operating income	$3,420,000	$3,775,000	$6,741,000	$7,181,000
Income from operations	$1,978,000	$2,231,000	$3,856,000	$4,105,000
Net income	$741,000	$584,000	$1,696,000	$1,015,000
Summit equity interest in SUL JV net income	$74,000	$55,000	$169,000	$98,000

Summit Fantasia Holdings, LLC

The Fantasia JV will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the Fantasia JV (the “Fantasia LLC Agreement”).

Under the Fantasia LLC Agreement, as amended in April 2019, net operating cash flow of the Fantasia JV will be distributed quarterly, first to the Operating Partnership and Fantasia pari passu until each member has received an amount equal to its accrued, but unpaid 8% return, and thereafter 50% to Fantasia and 50% to the Operating Partnership. All capital proceeds from the sale of the properties held by the Fantasia JV, a refinancing or another capital event, will be paid first to the Operating Partnership and Fantasia pari passu until each has received an amount equal to its accrued but unpaid 8% return plus its total capital contribution, and thereafter 50% to Fantasia and 50% to the Operating Partnership.

As of June 30, 2020 and December 31, 2019, the balance of our equity-method investment related to the Fantasia JV was approximately $2.0 million and $2.1 million, respectively.

Our equity-method investment in the Fantasia JV is considered a significant investee. The results of operations for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue	$1,022,000	$610,000	$2,074,000	$1,111,000
Net operating income	$284,000	$314,000	$639,000	$749,000
Income from operations	$116,000	$145,000	$304,000	$389,000
Net loss	$(57,000)	$(275,000)	$(78,000)	$(279,000)
Summit equity interest in Fantasia JV net loss	$(20,000)	$(95,000)	$(28,000)	$(96,000)

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

As of June 30, 2020 and December 31, 2019, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.5 million and $1.5 million, respectively.

Our equity-method investment in the Fantasia II JV is considered a significant investee as our proportionate share of its income is greater than 20% of our total net loss. The results of operations for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue	$890,000	$878,000	$1,782,000	$1,757,000
Net operating income	$714,000	$713,000	$1,429,000	$1,427,000
Income from operations	$484,000	$481,000	$991,000	$963,000
Net income	$242,000	$234,000	$508,000	$470,000
Summit equity interest in Fantasia II JV net income	$48,000	$47,000	$102,000	$94,000

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

As of June 30, 2020 and December 31, 2019, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.6 million and $1.6 million, respectively.

Our equity-method investment in the Fantasia III JV is considered a significant investee as our proportionate share of its income is greater than 20% of our total loss. The results of operations for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue	$2,000,000	$1,977,000	$4,000,000	$3,954,000
Net operating income	$1,474,000	$1,470,000	$2,953,000	$2,946,000
Income from operations	$1,104,000	$1,025,000	$2,141,000	$2,056,000
Net income	$566,000	$301,000	$966,000	$604,000
Summit equity interest in Fantasia III JV net income	$57,000	$30,000	$97,000	$60,000

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

As of June 30, 2020 and December 31, 2019, the balance of our equity-method investment related to the FPH JV was approximately $0.3 million and $0.5 million, respectively.

Our equity-method investment in the FPH JV is considered a significant investee as our proportionate share of its net loss is greater than 20% of our total net loss. The results of operations for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue	$886,000	$896,000	$1,771,000	$1,790,000
Net operating income	$761,000	$760,000	$1,524,000	$1,520,000
Income from operations	$418,000	$414,000	$839,000	$829,000
Net loss	$(51,000)	$(969,000)	$(1,405,000)	$(927,000)
Summit equity interest in FPH JV net loss	$(5,000)	$(97,000)	$(140,000)	$(93,000)

Indiana JV

The Indiana JV will continue until an event of dissolution occurs, as defined in the Indiana JV Agreement.

Under the Indiana JV Agreement, net operating cash flow of the Indiana JV will be distributed monthly to the members pari passu in accordance with their respective capital percentages, and thereafter as defined in the Indiana JV Agreement.

As of June 30, 2020 and December 31, 2019, the balance of our equity-method investment related to the Indiana JV was approximately $3.9 million and $4.3 million, respectively.

Our equity-method investment in the Indiana JV is considered a significant investee as our proportionate share of its assets are greater than 20% of our total assets as of December 31, 2019. The results of operations for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue	$2,946,000	$2,810,000	$5,893,000	$3,570,000
Net operating income	$2,941,000	$2,797,000	$5,885,000	$3,557,000
Income from operations	$1,854,000	$1,821,000	$3,722,000	$2,297,000
Net loss	$(117,000)	$(265,000)	$(221,000)	$(218,000)
Summit equity interest in Indiana JV net loss	$(17,000)	$(40,000)	$(33,000)	$(33,000)

Distributions from Equity-Method Investments

As of June 30, 2020 and December 31, 2019, we have distributions receivable from our Equity-Method Investments, which is included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	June 30, 2020	December 31, 2019
SUL JV	$165,000	$97,000
Fantasia JV	36,000	180,000
Fantasia II JV	51,000	48,000
Fantasia III JV	115,000	117,000
FPH JV	22,000	39,000
Indiana JV	243,000	162,000
Total	$632,000	$643,000

For the six months ended June 30, 2020 and 2019, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Total Cash Distributions Received	Cash Flow from Operating Activities	Cash Flow from Investing Activities	Total Cash Distributions Received	Cash Flow from Operating Activities	Cash Flow from Investing Activities
SUL JV	$235,000	$169,000	$66,000	$223,000	$98,000	$125,000
Fantasia JV	144,000	-	144,000	-	-	-
Fantasia II JV	147,000	101,000	46,000	144,000	94,000	50,000
Fantasia III JV	69,000	69,000	-	78,000	60,000	18,000
FPH JV	84,000	-	84,000	39,000	5,000	34,000
Indiana JV	300,000	-	300,000	79,000	-	79,000
Total	$979,000	$339,000	$640,000	$563,000	$257,000	$306,000

Acquisition and Asset Management Fees

We serve as the manager or operating member of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager or operating member, we are paid an acquisition fee, as defined in the applicable joint venture agreements. Additionally, as the manager or operating member, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in the applicable joint venture agreements. For the three months ended June 30, 2020 and 2019, we recorded approximately $0.3 million and $0.3 million, respectively, in acquisition and asset management fees from our Equity-Method Investments. For the six months ended June 30, 2020 and 2019, we recorded approximately $0.6 million and $0.5 million, respectively, in acquisition and asset management fees from our Equity-Method Investments.

6. Receivables

Notes Receivable

Friendswood TRS Note

The Operating Partnership entered into an amended and restated promissory note dated January 1, 2019, with Friendswood TRS for approximately $1.1 million. The note does not bear interest and is due in 48 equal payments of approximately $22,000. We recorded a discount of approximately $95,000 on the note using an imputed interest rate of 4.25%. As of June 30, 2020 and December 31, 2019, the balance on the note was approximately $0.4 million and $0.5 million, respectively.

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	June 30, 2020	December 31, 2019
Straight-line rent receivables	$2,671,000	$2,546,000
Distribution receivables from Equity-Method Investments	632,000	643,000
Receivable from JV 2 properties	184,000	184,000
Asset management fees	322,000	430,000
Other receivables	46,000	9,000
Total	$3,855,000	$3,812,000

The allowance for credit losses on accounts receivable is maintained at a level believed adequate to absorb potential losses in our receivables. The determination of the credit allowance is based on a quarterly evaluation of each of these receivables, including general economic conditions and estimated collectability. We evaluate the collectability of our receivables based on a combination of credit quality indicators, including, but not limited to, payment status, historical charge-offs, and financial strength of the lessee or equity method investment. A receivable is considered to have deteriorated in credit quality when, based on current information and events, it is probable that we will be unable to collect all amounts due. As of June 30, 2020, the allowance for credit losses is immaterial.

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through September 30, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of June 30, 2020 and December 31, 2019, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our condensed consolidated balance sheets (see Note 10).

As of June 30, 2020 and December 31, 2019, we had the following receivables and reserves related to CRA:

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

8. Concentration of Risk

Our cash is generally invested in short-term money market instruments. As of June 30, 2020, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of June 30, 2020, we owned one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 50 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended June 30, 2020, we leased our seven real estate properties to five different tenants under long-term triple net leases, and four of the five tenants each represented rental revenue greater than 10% (35%, 24%, 19% and 15%). For the three months ended June 30, 2019, we leased our seven real estate properties to five different tenants under long-term triple net leases, and four of the five tenants each represented rental revenue greater than 10% (35%, 24%, 19% and 15%).

For the six months ended June 30, 2020, we leased our seven real estate properties to five different tenants under long-term triple net leases, and four of the five tenants each represented rental revenue greater than 10% (35%, 24%, 20% and 15%). For the six months ended June 30, 2019, we leased our seven healthcare properties to five different tenants under long-term triple net leases, and four of the five tenants each represented rental revenue greater than 10% (35%, 24%, 19% and 15%).

As of June 30, 2020, we have one tenant that constitutes a significant asset concentration, as the net assets of the tenant are approximately 20% of our total assets.

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

As of June 30, 2020 and December 31, 2019, the fair value of loans payable was $53.3 million and $47.4 million, compared to the principal balance (excluding debt discount) of $47.7 million and $47.0 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of June 30, 2020, we utilized discount rates ranging from 2.8% to 4.2% and a weighted average discount rate of 2.8%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the three and six months ended June 30, 2020 and 2019.

At June 30, 2020 and December 31, 2019, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

2020
Stock options granted	45,000
Expected volatility	22.31%
Expected term	5.75 years
Risk-free interest rate	1.72%
Dividend yield	0%
Fair value per share	$0.57

The following table summarizes our stock options as of June 30, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	1,826,908	$2.09
Granted	45,000	2.26
Exercised	—
Cancelled/forfeited	—
Options outstanding at June 30, 2020	1,871,908	$2.09	7.32	$1,375,000

Options exercisable at June 30, 2020	1,599,083	$2.06	7.08	$1,221,000

For our outstanding non-vested options as of June 30, 2020, the weighted average grant date fair value per share was $0.56. As of June 30, 2020, we have unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, which is expected to be recognized as follows:

Years Ending December 31,
July 1, 2020 to December 31, 2020	$71,000
2021	66,000
2022	15,000
2022	1,000
$153,000

The stock-based compensation expense reported for the three months ended June 30, 2020 and 2019 was approximately $38,000 and $81,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. The stock-based compensation expense reported for the six months ended June 30, 2020 and 2019 was approximately $80,000 and $149,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

12. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”) for the Company’s common stock for the three and six months ended June 30, 2020 and 2019, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
(Loss) income	$(63,000)	$(757,000)	$(264,000)	$3,043,000
Income (loss) attributable to noncontrolling interest	(11,000)	(12,000)	(23,000)	111,000
Net (loss) income applicable to common stockholders	$(74,000)	$(769,000)	$(287,000)	$3,154,000

Denominator:
Basic:
Denominator for basic EPS - weighted average shares	23,027,978	23,027,978	23,027,978	23,027,978
Effect of dilutive shares:
Stock options	-	-	-	485,353

Denominator for diluted EPS – adjusted weighted average shares	23,027,978	23,027,978	23,027,978	23,513,331

Basic EPS	$(0.00)	$(0.03)	$(0.01)	$0.14
Diluted EPS	$(0.00)	$(0.03)	$(0.01)	$0.13

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

During the period ended June 30, 2019, we recorded a gain of approximately $4.2 million on the sale of the NC Properties.

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

Overview

As of June 30, 2020, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, a 10% equity interest in an unconsolidated equity-method investment that holds six properties and a 15% equity interest in an unconsolidated equity-method investment that holds 14 properties (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Coronavirus (COVID-19)

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the United States and more than 175 countries.  It has been reported that COVID-19 appears most dangerous for seniors, and the mortality rate increases with age. Some of the properties in which we have an interest are located in states that are currently seeing a high level of COVID-19 infections, including California, Texas and Arizona. The occupancy at our properties could significantly decrease if COVID-19 or another public health outbreak results in resident deaths, early resident move-outs, a delay accepting new residents due to quarantines or otherwise, or potential residents postpone moving to a senior housing facility. A decrease in occupancy or increase in costs is likely to have a material adverse effect on the ability of our tenants to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations. In addition, actions our tenants take to address COVID-19 are expected to materially increase their operating costs, including costs related to enhanced health and safety precautions among other measures, which could have a material adverse effect on the ability of our tenants to meet their financial and other contractual obligations to us, including the payment of rent. Furthermore, infections at our facilities could lead to material increases in litigation costs for which our tenants, or possibly we, may be liable. While we have not seen a material impact on rental revenue from any of our consolidated properties or debt payments from borrowers on notes receivable, or the operating results of our Equity-Method Investments for the period ended June 30, 2020, we are currently working with one tenant to address a partial rent payment default as a result of a material decrease in occupancy at the facility due to COVID-19. Based upon need and request, the Company may provide rent relief, either in the form of a temporary rent reduction to be paid back over time or permanent abatement of rent for a specific time period. Additionally, some of our Equity-Method Investment tenants have also experienced decreased occupancy and increased operating costs related to COVID-19 , however, this has not had a material effect on our operations. If these types of developments continue or increase in severity, or arise with more frequency, they are likely to have a material adverse effect on our business and results of operations. The extent to which COVID-19 could impact our business and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others.

Summit Portfolio Properties

At June 30, 2020, our portfolio consisted of seven real estate properties as noted below. All of the properties are 100% leased on a triple net basis. The following table provides summary information (excluding the 50 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of June 30, 2020:

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

1 Represents year-to-date through June 30, 2020 rental revenue based on in-place leases, including straight-line rent and excluding tenant reimbursements.

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

A summary of the condensed combined financial data for the balance sheets and statements of income for all unconsolidated Equity-Method Investments are as follows:

Condensed Combined Balance Sheets:	June 30, 2020	December 31, 2019
Total Assets	$417,308,000	$421,268,000
Total Liabilities	$320,208,000	$318,150,000
Members Equity:
Summit	$12,444,000	$13,245,000
JV Partners	$84,656,000	$89,873,000
Total Members Equity	$97,100,000	$103,118,000

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Combined Statements of Income:	2020	2019	2020	2019
Total Revenue	$12,344,000	$11,783,000	$24,670,000	$21,160,000
Net Operating Income	$9,594,000	$9,829,000	$19,171,000	$17,380,000
Income from Operations	$5,954,000	$6,117,000	$11,853,000	$10,639,000
Net Income	$1,324,000	$(390,000)	$1,466,000	$665,000

Summit equity interest in Equity-Method Investments net income (loss)	$137,000	$(100,000)	$167,000	$30,000
JV Partners interest in Equity-Method Investments net income (loss)	$1,187,000	$(290,000)	$1,299,000	$635,000

As of June 30, 2020 and 2019, the total number of beds in our Equity-Method investments was 4,781.

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

The following reconciles our 10% equity investment in the SUL JV from inception through June 30, 2020:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,059,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	613,000
Riverglen (New Hampshire) – April 2016	424,000
Delaware Properties – September 2016	1,846,000
Total investments	4,779,000
Income from equity-method investee	1,136,000
Distributions	(2,877,000)
Total investment at June 30, 2020	$3,038,000

A summary of the condensed consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	June 30, 2020	December 31, 2019
Real estate properties and intangibles, net	$132,396,000	$135,038,000
Cash and cash equivalents	5,462,000	4,928,000
Other assets	11,128,000	10,882,000
Total Assets:	$148,986,000	$150,848,000

Loans payable, net	$105,312,000	$106,049,000
Other liabilities	7,099,000	7,268,000
Members’ equity:
Best Years	33,422,000	34,245,000
Summit	3,153,000	3,286,000
Total Liabilities and Members’ Equity	$148,986,000	$150,848,000

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Income of SUL JV:	2020	2019	2020	2019

Total revenue	$4,600,000	$4,612,000	$9,150,000	$8,978,000
Property operating expenses	(1,180,000)	(837,000)	(2,409,000)	(1,797,000)
Net operating income	3,420,000	3,775,000	6,741,000	7,181,000
General and administrative expense	(104,000)	(110,000)	(198,000)	(209,000)
Depreciation and amortization expense	(1,338,000)	(1,434,000)	(2,687,000)	(2,867,000)
Income from operations	1,978,000	2,231,000	3,856,000	4,105,000
Interest expense	(1,185,000)	(1,394,000)	(2,410,000)	(2,817,000)
Amortization of debt issuance costs	(53,000)	(29,000)	(106,000)	(52,000)
Interest income	1,000	3,000	4,000	6,000
Other expense, net	-	(227,000)	352,000	(227,000)
Net Income	$741,000	$584,000	$1,696,000	$1,015,000

Summit equity interest in SUL JV net income	$74,000	$55,000	$169,000	$98,000

As of June 30, 2020, the 17 properties held by SUL JV, our unconsolidated 10% equity-method investment, 15 of which are 100% leased on a triple net basis, are as follows:

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

The following reconciles our equity investments in the Fantasia JVs from inception through June 30, 2020:

Summit Fantasia Holdings, LLC – October 2016	$2,524,000
Summit Fantasia Holdings II, LLC – February 2017	1,923,000
Summit Fantasia Holdings III, LLC – August 2017	1,953,000
Total investment	6,400,000
Income from Fantasia JVs	847,000
Distributions	(2,088,000)
Total Fantasia investments at June 30, 2020	$5,159,000

A summary of the condensed combined financial data for the balance sheets and statements of income for the unconsolidated Fantasia JVs, of which we own a 10% to 35% equity interest, is as follows:

Condensed Combined Balance Sheets of Fantasia JVs:	June 30, 2020	December 31, 2019
Real estate properties, net	$102,800,000	$104,244,000
Cash and cash equivalents	6,332,000	5,893,000
Other assets	6,064,000	4,423,000
Total Assets:	$115,196,000	$114,560,000

Loans payable, net	$75,807,000	$75,830,000
Other liabilities	7,341,000	6,835,000
Members’ equity:
Fantasia JVs	26,889,000	26,691,000
Summit	5,159,000	5,204,000
Total Liabilities and Members’ Equity	$115,196,000	$114,560,000

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Combined Statements of Income of Fantasia JVs:	2020	2019	2020	2019
Total revenue	$3,912,000	$3,465,000	$7,856,000	$6,822,000
Property operating expenses	(1,440,000)	(968,000)	(2,835,000)	(1,700,000)
Net operating income	2,472,000	2,497,000	5,021,000	5,122,000
General and administrative expense	(42,000)	(120,000)	(132,000)	(261,000)
Depreciation and amortization expense	(726,000)	(726,000)	(1,453,000)	(1,453,000)
Income from operations	1,704,000	1,651,000	3,436,000	3,408,000
Interest expense	(881,000)	(1,155,000)	(1,910,000)	(2,303,000)
Amortization of debt issuance costs	(74,000)	(85,000)	(147,000)	(170,000)
Interest income	2,000	19,000	17,000	30,000
Other expense, net	-	(170,000)	-	(170,000)
Net Income	$751,000	$260,000	$1,396,000	$795,000

Summit equity interest in Fantasia JVs net income	$85,000	$(18,000)	$171,000	$58,000

As of June 30, 2020, the 13 properties held by the Fantasia JVs, our unconsolidated equity-method investments, are all 100% leased on a triple net basis, and are as follows:

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

The following reconciles our equity investment in the FPH JV from inception through June 30, 2020:

Iowa properties – November 2017	$929,000
Total investment	929,000
Loss from equity-method investee	(177,000)
Distributions	(499,000)
Total FPH investment at June 30, 2020	$253,000

A summary of the condensed consolidated financial data for the balance sheets and statements of operations for the unconsolidated FPH JV is as follows:

Condensed Consolidated Balance Sheets of FPH JV:	June 30, 2020	December 31, 2019
Real estate properties, net	$26,682,000	$27,296,000
Cash and cash equivalents	1,128,000	1,186,000
Other assets	938,000	784,000
Total Assets:	$28,748,000	$29,266,000

Loans payable, net	$21,398,000	$21,600,000
Other liabilities	3,437,000	1,796,000
Members’ equity:
Other FPH JV members	3,660,000	5,407,000
Summit	253,000	463,000
Total Liabilities and Members’ Equity	$28,748,000	$29,266,000

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Operations of FPH JV:	2020	2019	2020	2019
Total revenue	$886,000	$896,000	$1,771,000	$1,790,000
Property operating expenses	(125,000)	(136,000)	(247,000)	(270,000)
Net operating income	761,000	760,000	1,524,000	1,520,000
General and administrative expense	(36,000)	(39,000)	(71,000)	(77,000)
Depreciation and amortization expense	(307,000)	(307,000)	(614,000)	(614,000)
Income from operations	418,000	414,000	839,000	829,000
Interest expense	(258,000)	(610,000)	(517,000)	(951,000)
Amortization of debt issuance costs	(15,000)	(333,000)	(30,000)	(365,000)
Other expense	(196,000)	(440,000)	(1,697,000)	(440,000)
Net loss	$(51,000)	$(969,000)	$(1,405,000)	$(927,000)

Summit equity interest in FPH JV net loss	$(5,000)	$(97,000)	$(140,000)	$(93,000)

As of June 30, 2020, the six properties held by the FPH JV, our unconsolidated equity-method investments, all of which are 100% leased on a triple net basis, are as follows:

Property	Location	Type	Number of Beds
Accura Healthcare of Bancroft	Bancroft, Iowa	SNF/AL	50
Accura Healthcare of Milford	Milford, Iowa	SNF/AL	94
Accura Healthcare of Carroll	Carroll, Iowa	SNF/IL	124
Accura Healthcare of Cresco	Cresco, Iowa	SNF	59
Accura Healthcare of Marshalltown	Marshalltown, Iowa	SNF	86
Accura Healthcare of Spirit Lake	Spirit Lake, Iowa	SNF	98
Total:			511

Indiana JV

On February 28, 2019 we formed a new joint venture, a Delaware limited liability company (the “Indiana JV”), and on March 13, 2020, we entered into a Limited Liability Company Agreement (the “Indiana JV Agreement”) through our wholly-owned subsidiary, Summit Indiana, LLC, with two unrelated parties: a real estate holding company and a global institutional asset management firm, both Delaware limited liability companies.  The Indiana JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method.

Under the Indiana JV Agreement, net operating cash flow of the Indiana JV will be distributed monthly to the members pari passu in accordance with their respective capital percentages, and thereafter as defined in the Indiana JV Agreement.

The following reconciles our equity investment in the Indiana JV from inception through June 30, 2020:

Indiana properties – March 2020	$4,906,000
Total investment	4,906,000
Loss from equity-method investee	(111,000)
Distributions	(916,000)
Total Indiana JV investment at June 30, 2020	$3,879,000

A summary of the condensed consolidated financial data for the balance sheet and statements of operations for the unconsolidated Indiana JV is as follows:

Condensed Consolidated Balance Sheets of Indiana JV:	June 30, 2020	December 31, 2019
Real estate properties, net	$118,890,000	$122,343,000
Cash and cash equivalents	3,826,000	3,137,000
Other assets	1,662,000	1,114,000
Total Assets:	$124,378,000	$126,594,000

Loans payable, net	$95,481,000	$95,329,000
Other liabilities	4,333,000	3,443,000
Members’ equity:
Indiana JV	20,685,000	23,530,000
Summit	3,879,000	4,292,000
Total Liabilities and Members’ Equity	$124,378,000	$126,594,000

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Operations of Indiana JV:	2020	2019	2020	2019
Total revenue	$2,946,000	$2,810,000	$5,893,000	$3,570,000
Property operating expenses	(5,000)	(13,000)	(8,000)	(13,000)
Net operating income	2,941,000	2,797,000	5,885,000	3,557,000
General and administrative expense	(183,000)	(173,000)	(355,000)	(206,000)
Depreciation and amortization expense	(904,000)	(803,000)	(1,808,000)	(1,054,000)
Income from operations	1,854,000	1,821,000	3,722,000	2,297,000
Interest expense	(1,895,000)	(2,010,000)	(3,791,000)	(2,426,000)
Amortization of debt issuance costs	(76,000)	(76,000)	(152,000)	(89,000)
Net loss	$(117,000)	$(265,000)	$(221,000)	$(218,000)

Summit equity interest in Indiana JV net loss	$(17,000)	$(40,000)	$(33,000)	$(33,000)

As of June 30, 2020, the 14 properties of our unconsolidated equity-method investments in Indiana JV, all of which are 100% leased on a triple net basis, are as follows:

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

Distributions from Equity-Method Investments

For the six months ended June 30, 2020 and 2019, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Six Months Ended June 30,
	2020	2019
Distributions	$968,000	$900,000

Cash received for distributions	$979,000	$563,000

Acquisition and Asset Management Fees

We serve as the manager or operating member (collectively, the manager) of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager or operating member, we are paid an acquisition fee, as defined in the applicable joint venture agreements. Additionally, as the manager or operating member, we are paid an annual asset management fee for managing the properties owned by our Equity-Method Investments, as defined in the applicable joint venture agreements. For the three months ended June 30, 2020 and 2019, we recorded approximately $0.3 million and $0.3 million, respectively, in acquisition and asset management fees. For the six months ended June 30, 2020 and 2019, we recorded approximately $0.6 million and $0.5 million, respectively, in acquisition and asset management fees.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 25, 2020.

Results of Operations

Our results of operations are described below:

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020	2019	$ Change
Total rental revenues	1,604,000	1,595,000	9,000
Property operating costs	(213,000)	(207,000)	(6,000)
Net operating income (1)	1,391,000	1,388,000	3,000
Acquisition & asset management fees	292,000	326,000	(34,000)
Interest income from notes receivable	7,000	7,000	-
General and administrative	(848,000)	(1,442,000)	594,000
Depreciation and amortization	(418,000)	(417,000)	(1,000)
Income (loss) from equity-method investees	137,000	(100,000)	237,000
Other income	6,000	48,000	(42,000)
Interest expense	(630,000)	(625,000)	(5,000)
Gain on sale of real estate properties	-	58,000	(58,000)
Net loss	(63,000)	(757,000)	694,000
Noncontrolling interests’ share in (income) loss	(11,000)	(12,000)	1,000
Net loss applicable to common stockholders	$(74,000)	$(769,000)	$695,000

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues less property operating costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, and other income, interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

The net decrease in general and administrative expenses of approximately $0.6 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 is primarily due to executive bonuses that were paid in 2019.

The net increase in income from equity-method investees of approximately $0.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 is primarily due to the following transactions in the three months ended June 30, 2019: (i) the refinancing of the FPH JV properties and the related write off of fees and deferred financing costs from the previous lender; (ii) the termination of two leases in our JV properties; and (iii) the write off of certain costs associated with those lease terminations. There were no significant transactions in the three months ended June 30, 2020.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020	2019	$ Change
Total rental revenues	3,204,000	3,674,000	(470,000)
Property operating costs	(470,000)	(501,000)	31,000
Net operating income (1)	2,734,000	3,173,000	(439,000)
Acquisition & asset management fees	618,000	536,000	82,000
Interest income from notes receivable	14,000	13,000	1,000
General and administrative	(1,787,000)	(2,717,000)	930,000
Depreciation and amortization	(835,000)	(916,000)	81,000
Income from equity-method investees	167,000	30,000	137,000
Other income	48,000	100,000	(52,000)
Interest expense	(1,223,000)	(1,381,000)	158,000
Gain on sale of real estate properties	-	4,205,000	(4,205,000)
Net (loss) income	(264,000)	3,043,000	(3,307,000)
Noncontrolling interests’ share in (income) loss	(23,000)	111,000	(134,000)
Net (loss) income applicable to common stockholders	$(287,000)	$3,154,000	$(3,441,000)

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses. Net operating income decreased $0.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the sale of our four NC Properties (see Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements).

The net decrease in general and administrative expenses of $0.9 million is primarily due to a decrease in executive bonuses of approximately $0.6 million, other payroll and stock-based compensation of approximately $0.2 million, and legal and other professional expenses of approximately $0.1 million.

The net decrease in depreciation and amortization and interest expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 is primarily due to the sale of our four NC Properties (see Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements).

The net increase in income from equity-method investees of approximately $0.1 million is primarily due to the following transactions in the six months ended June 30, 2019: (i) refinancing of the FPH JV properties and the related write off of fees and deferred financing costs from the previous lender; (ii) the termination of two leases in our JV properties; and (iii) the write off of certain costs associated with those lease terminations.

The decrease in the gain on sale of real estate properties is due to the sale of our four NC Properties (see Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements) in 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had approximately $14.9 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

CARES Act

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is a stimulus package that provides various forms of relief through, among other things, grants, loans and tax incentives to certain businesses and individuals. In particular, the CARES Act created an emergency lending facility known as the Paycheck Protection Program (PPP), which is administered by the Small Business Administration (SBA) and provides federally insured and, in some cases, forgivable loans to certain, eligible businesses so that those businesses can continue to cover certain of their near-term operating expenses and retain employees. We did not obtain a PPP loan. We have evaluated the CARES Act and determined that there was no impact to the Company for the six months ended June 30, 2020. We will continue to evaluate and monitor the CARES Act, and any new COVID-19-related legislation to determine the ultimate impact and benefits, if any, to the Company.

Credit Facilities and Loan Agreements

As of June 30, 2020, we had debt obligations of approximately $47.7 million. The outstanding balance by loan agreement is as follows (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding our financing arrangements):

•	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $10.4 million maturing September 2053
•	ORIX (HUD-insured) – approximately $37.3 million maturing from September 2039 through April 2055

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

The following is the reconciliation from net (loss) income applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income applicable to common stockholders (GAAP)	$(74,000)	$(769,000)	$(287,000)	$3,154,000
Adjustments:
Depreciation and amortization	418,000	417,000	835,000	916,000
Depreciation and amortization related to non-controlling interests	(10,000)	(10,000)	(20,000)	(22,000)
Depreciation related to Equity-Method Investments	557,000	572,000	1,115,000	918,000
Gain on sale of real estate properties	-	(58,000)	-	(4,205,000)
Funds provided by operations (FFO) applicable to common stockholders	$891,000	$152,000	$1,643,000	$761,000
Weighted-average number of common shares outstanding - basic	23,027,978	23,027,978	23,027,978	23,027,978
FFO per weighted average common shares - basic	$0.04	$0.01	$0.07	$0.03
Weighted-average number of common shares outstanding - diluted	23,027,978	23,027,978	23,027,978	23,513,331
FFO per weighted average common shares - diluted	$0.04	$0.01	$0.07	$0.03

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

(b) Not applicable.

(c) During the six months ended June 30, 2020, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

As reported in our Current Report on Form 8-K, filed with the SEC on June 15, 2020, our 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”) has been scheduled for November 10, 2020. Because the date of the 2020 Annual Meeting is more than 30 days after the anniversary date of our 2019 Annual Meeting of Stockholders, in accordance with Rule 14a-5(f) under the Exchange Act, we informed our stockholders of the change and the resulting changes to deadlines for proposals.

Item 6. Exhibits.

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

3.3	Articles of Amendment of the Company dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of the Company dated June 30, 2010 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).

10.1	Healthcare Facility Note with respect to HUD – insured loans between CHP Friendswood, LLC and ORIX Real Estate Capital, LLC, dated April 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2020).

10.2	Healthcare Regulatory Agreement – Borrower between CHP Friendswood, LLC and HUD, dated April 1, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2020).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Kent Eikanas
Date: August 13, 2020	Kent Eikanas
President (Principal Executive Officer)

/s/ Elizabeth A. Pagliarini
Date: August 13, 2020	Elizabeth A. Pagliarini
Chief Financial Officer (Principal Financial Officer)