Form 10-Q
period 2020-09-30
Summit Healthcare REIT, Inc
filed 2020-11-12
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$15,544,000	$13,260,000
Restricted cash	3,108,000	2,817,000
Real estate properties, net	45,319,000	46,513,000
Notes receivable	325,000	575,000
Tenant and other receivables, net	4,028,000	3,812,000
Deferred leasing commissions, net	554,000	607,000
Other assets, net	420,000	594,000
Equity-method investments	11,979,000	13,131,000
Total assets	$81,277,000	$81,309,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,595,000	$2,504,000
Security deposits	664,000	664,000
Loans payable, net of debt issuance costs	45,519,000	45,577,000
Total liabilities	48,778,000	48,745,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at September 30, 2020 and December 31, 2019	23,000	23,000
Additional paid-in capital	116,299,000	116,184,000
Accumulated deficit	(84,018,000)	(83,843,000)
Total stockholders’ equity	32,304,000	32,364,000
Noncontrolling interests	195,000	200,000
Total equity	32,499,000	32,564,000
Total liabilities and equity	$81,277,000	$81,309,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Revenues:
Total rental revenues	$1,624,000	$1,594,000	$4,828,000	$5,268,000
Acquisition and asset management fees	292,000	325,000	910,000	861,000
Interest income from notes receivable	7,000	8,000	21,000	21,000
Total operating revenue	1,923,000	1,927,000	5,759,000	6,150,000

Expenses:
Property operating costs	252,000	183,000	722,000	684,000
General and administrative	779,000	764,000	2,566,000	3,481,000
Depreciation and amortization	417,000	416,000	1,252,000	1,332,000
Total operating expenses	1,448,000	1,363,000	4,540,000	5,497,000

Other operating income:
Gain on sale of real estate properties	—	22,000	—	4,227,000
Operating income	475,000	586,000	1,219,000	4,880,000

Income from equity-method investees	179,000	60,000	346,000	90,000
Other income	5,000	52,000	53,000	152,000
Interest expense	(531,000)	(628,000)	(1,754,000)	(2,009,000)
Net income (loss)	128,000	70,000	(136,000)	3,113,000
Noncontrolling interests’ share in net (income) loss	(16,000)	(12,000)	(39,000)	99,000
Net income (loss) applicable to common stockholders	$112,000	$58,000	$(175,000)	$3,212,000

Earnings per common share:
Basic:
Net income (loss) applicable to common stockholders	$0.00	$0.00	$(0.01)	$0.14

Diluted:
Net income (loss) applicable to common stockholders	$0.00	$0.00	$(0.01)	$0.14

Weighted average shares used to calculate earnings per common share
Basic	23,027,978	23,027,978	23,027,978	23,027,978
Diluted	23,515,414	23,513,331	23,027,978	23,513,331

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2020	23,027,978	$23,000	$116,184,000	$(83,843,000)	$32,364,000	$200,000	$32,564,000
Stock-based compensation	—	—	42,000	—	42,000	—	42,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(12,000)	(12,000)
Net (loss) income	—	—	—	(213,000)	(213,000)	12,000	(201,000)
Balance — March 31, 2020	23,027,978	$23,000	$116,226,000	$(84,056,000)	$32,193,000	$200,000	$32,393,000
Stock-based compensation	—	—	38,000	—	38,000	—	38,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(15,000)	(15,000)
Net (loss) income	—	—	—	(74,000)	(74,000)	11,000	(63,000)
Balance — June 30, 2020	23,027,978	$23,000	$116,264,000	$(84,130,000)	$32,157,000	$196,000	$32,353,000
Stock-based compensation	—	—	35,000	—	35,000	—	35,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(17,000)	(17,000)
Net income	—	—	—	112,000	112,000	16,000	128,000
Balance — September 30, 2020	23,027,978	$23,000	$116,299,000	$(84,018,000)	$32,304,000	$195,000	$32,499,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2019	23,027,978	$23,000	$115,950,000	$(86,956,000)	$29,017,000	$349,000	$29,366,000
Stock-based compensation	—	—	68,000	—	68,000	—	68,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(13,000)	(13,000)
Net income (loss)	—	—	—	3,923,000	3,923,000	(123,000)	3,800,000
Balance — March 31, 2019	23,027,978	$23,000	$116,018,000	$(83,033,000)	$33,008,000	$213,000	$33,221,000
Stock-based compensation	—	—	81,000	—	81,000	—	81,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(12,000)	(12,000)
Net (loss) income	—	—	—	(769,000)	(769,000)	12,000	(757,000)
Balance — June 30, 2019	23,027,978	$23,000	$116,099,000	$(83,802,000)	$32,320,000	$213,000	$32,533,000
Stock-based compensation	—	—	43,000	—	43,000	—	43,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(13,000)	(13,000)
Net income	—	—	—	58,000	58,000	12,000	70,000
Balance — September 30, 2019	23,027,978	$23,000	$116,142,000	$(83,744,000)	$32,421,000	$212,000	$32,633,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(136,000)	$3,113,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt issuance costs	72,000	101,000
Depreciation and amortization	1,252,000	1,332,000
Straight-line rents	(178,000)	(281,000)
Write-off of debt issuance costs	77,000	-
Stock-based compensation expense	115,000	192,000
Gain on sale of real estate properties	-	(4,227,000)
Income from equity-method investees	(346,000)	(90,000)
Change in operating assets and liabilities:
Tenant and other receivables, net	591,000	302,000
Other assets	102,000	-
Accounts payable and accrued liabilities	162,000	80,000
Net cash provided by operating activities	1,711,000	522,000

Cash flows from investing activities:
Proceeds from sale of real estate properties, net of transaction costs	-	24,805,000
Investment in equity-method investees	-	(5,030,000)
Distributions received from equity-method investees	866,000	822,000
Issuance of notes receivable	-	(253,000)
Payments from notes receivable	250,000	323,000
Net cash provided by investing activities	1,116,000	20,667,000

Cash flows from financing activities:
Proceeds from issuance loans payable	11,863,000	3,872,000
Payments of loans payable	(11,415,000)	(22,779,000)
Distributions payable	-	(1,499,000)
Distributions paid to noncontrolling interests	(44,000)	(38,000)
Debt issuance costs	(656,000)	(210,000)
Net cash used in financing activities	(252,000)	(20,654,000)
Net increase in cash, cash equivalents and restricted cash	2,575,000	535,000
Cash, cash equivalents and restricted cash – beginning of period	16,077,000	14,956,000
Cash, cash equivalents and restricted cash – end of period	$18,652,000	$15,491,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,391,000	$1,776,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated with our financial statements and owns four properties (the “JV Properties”) with another partially owned subsidiary. As of September 30, 2020, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest. See Note 13 for the disposition of real estate properties in 2019 which includes one of the JV Properties.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of September 30, 2020 and December 31, 2019, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of September 30, 2020 and December 31, 2019, we have a 35% interest in the Fantasia JV which owns two properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of September 30, 2020 and December 31, 2019, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of September 30, 2020 and December 31, 2019, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of September 30, 2020 and December 31, 2019, we have a 10% interest in the FPH JV which owns six properties.

Indiana JV– Equity-Method Investment

In February 2019, through our wholly-owned subsidiary, Summit Indiana, LLC, we formed a new joint venture, a Delaware limited liability company (the “Indiana JV”). On March 13, 2019, we entered into a Limited Liability Company Agreement (the “Indiana JV Agreement”) with two unrelated parties: a real estate holding company and a global institutional asset management firm, both Delaware limited liability companies. The Indiana JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of September 30, 2020 and December 31, 2019, we have a 15% interest in the Indiana JV which owns 14 properties.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Cash and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$15,544,000	$13,260,000
Restricted cash	3,108,000	2,817,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$18,652,000	$16,077,000

Recently Issued Accounting Pronouncements

In January 2020, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2020-01 to clarify the interaction among the accounting standards for equity securities, equity method investments and certain derivatives. The new ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not expect the new standard to have a material impact on its financial position, results of operations, or cash flows.

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

Coronavirus (COVID-19)

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the United States and more than 200 countries. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and measures to prevent its spread are expected to negatively impact senior housing and skilled nursing facilities in a number of ways, including but not limited to:

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

It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on our operations and results as the situation is continuing to evolve.  We have not seen a material impact on rental revenue from any of our consolidated properties or debt payments from borrowers on notes receivable. However, subsequent to September 30, 2020, under a court order, a receiver assumed the responsibilities of operating and managing the Pennington Gardens facility in Chandler, Arizona. See Note 14, “Subsequent Events,” for additional discussion. Based upon need and request, the Company may provide rent relief, either in the form of a temporary rent reduction to be paid back over time or permanent abatement of rent for a specific time period. Additionally, some of our Equity-Method Investment tenants have also experienced decreased occupancy and increased operating costs related to COVID-19, however, this has not had a material effect on our condensed consolidated financial statements. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the demand for senior housing and skilled nursing and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity, including recording impairments, lease modifications and credit losses associated with notes receivable in future periods.

CARES Act

At the end of March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act is a stimulus package that provides various forms of relief through, among other things, grants, loans and tax incentives to certain businesses and individuals. In particular, the CARES Act created an emergency lending facility known as the Paycheck Protection Program (PPP), which is administered by the Small Business Administration (SBA) and provides federally insured and, in some cases, forgivable loans to certain, eligible businesses so that those businesses can continue to cover certain of their near-term operating expenses and retain employees. We did not obtain a PPP loan. We have evaluated the CARES Act and determined that there was no impact on the Company for the nine months ended September 30, 2020. We will continue to evaluate and monitor the CARES Act, and any new COVID-19-related legislation to determine the ultimate impact and benefits, if any, to the Company.

3. Investments in Real Estate Properties

As of September 30, 2020 and December 31, 2019, our investments in real estate properties including those held by our consolidated subsidiaries (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) are set forth below:

	September 30, 2020	December 31, 2019
Land	$6,237,000	$6,237,000
Buildings and improvements	48,295,000	48,295,000
Less: accumulated depreciation	(9,501,000)	(8,444,000)
Buildings and improvements, net	38,794,000	39,851,000
Furniture and fixtures	4,132,000	4,230,000
Less: accumulated depreciation	(3,844,000)	(3,805,000)
Furniture and fixtures, net	288,000	425,000
Real estate properties, net	$45,319,000	$46,513,000

For the three months ended September 30, 2020 and 2019, depreciation expense (excluding leasing commission amortization) was approximately $0.4 million and $0.4 million, respectively. For the nine months ended September 30, 2020 and 2019, depreciation expense (excluding leasing commission amortization) was approximately $1.2 million and $1.3 million, respectively.

As of September 30, 2020, our portfolio consisted of seven real estate properties which were 100% leased to the tenants of the related facilities. See Note 13 for further information regarding the February 2019 disposition of our four properties located in North Carolina.

The following table provides summary information regarding our portfolio (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) as of September 30, 2020:

Property	Location	Date Purchased	Type(1)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,369,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,833,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	11,796,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,390,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,891,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,805,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,367,000
Total:				$57,265,000	$47,451,000

(1)	SNF is an abbreviation for skilled nursing facility. AL is an abbreviation for assisted living facility. MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) as of September 30, 2020, for the period from October 1, 2020 to December 31, 2020 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
October 1, 2020 to December 31, 2020	$1,358,000
2021	5,511,000
2022	5,626,000
2023	5,742,000
2024	5,441,000
Thereafter	28,890,000
$52,568,000

2020 Acquisitions

None.

2019 Acquisitions

None.

Leasing Commissions

As a self-managed REIT, we no longer pay leasing commissions. Leasing commissions were capitalized at cost and amortized on a straight-line basis over the related lease term. As of September 30, 2020 and December 31, 2019, total costs incurred were $1.1 million, and the unamortized balance of capitalized leasing commissions was approximately $0.6 million. Amortization expense for the three months ended September 30, 2020 and 2019 was approximately $18,000 and $18,000, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was approximately $53,000 and $34,000, respectively.

4. Loans Payable

As of September 30, 2020 and December 31, 2019, our loans payable consisted of the following:

	September 30, 2020	December 31, 2019
Loan payable to CIBC Bank USA refinanced in April 2020 and as of December 31, 2019, collateralized by Friendship Haven.	$-	$10,725,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	$10,367,000	$10,473,000

Loans payable to ORIX (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and as of September 30, 2020, collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial Assisted Living and Friendship Haven. As of December 31, 2019, collateralized by Sheridan, Fernhill, Pacific Health, Aledo and Sundial Assisted Living.	$37,084,000	$25,804,000
	47,451,000	47,002,000
Less debt issuance costs	(1,932,000)	(1,425,000)
Total loans payable	$45,519,000	$45,577,000

As of September 30, 2020, we have total debt obligations of approximately $47.5 million that will mature between 2039 and 2055. See Note 3 for loans payable balance for each property.

In connection with our loans payable, we incurred debt issuance costs. As of September 30, 2020 and December 31, 2019, the unamortized balance of the debt issuance costs was approximately $1.9 million and $1.4 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended September 30, 2020 and 2019, $18,000 and $44,000, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2020 and 2019, $0.1 million of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations for each period. Included in the amortization of debt issuance costs for the nine months ended September 30, 2020 is $77,000 related to the write off of debt issuance costs for CHP Friendswood SNF, LLC’s prior loan.

During the three months ended September 30, 2020 and 2019, we incurred approximately $0.5 million and $0.6 million, respectively, of interest expense (excluding debt issuance costs amortization) related to our loans payable. During the nine months ended September 30, 2020 and 2019, we incurred approximately $1.6 million and $1.9 million, respectively, of interest expense (excluding debt issuance costs amortization) related to our loans payable.

The principal payments due on the loans payable (excluding debt issuance costs) for the period from October 1, 2020 to December 31, 2020 and for each of the four following years and thereafter ending December 31 are as follows:

Years Ending	Principal Amount
October 1, 2020 to December 31, 2020	$263,000
2021	1,076,000
2022	1,116,000
2023	1,158,000
2024	1,201,000
Thereafter	42,637,000
$47,451,000

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

All of the HUD-insured loans are subject to customary representations, warranties and ongoing covenants and agreements with respect to the operation of the facilities, including the provision for certain maintenance and other reserve accounts for property tax, insurance, and capital expenditures, with respect to the facilities all as described in the HUD agreements. These reserves are included in restricted cash in our condensed consolidated balance sheets. As of September 30, 2020, we were in compliance with all of our debt covenants.

5. Equity-Method Investments

As of September 30, 2020 and December 31, 2019, the balances of our Equity-Method Investments were approximately $12.0 million and $13.1 million, respectively, and are as follows:

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

In April 2015, the Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the original six properties contributed in April 2015 (“JV 2 Properties”) due to cash restrictions related to the loans payable for the contributed JV 2 Properties. As of September 30, 2020 and December 31, 2019, the receivable balance of $184,000 due from the JV 2 properties is included in tenant and other receivables in our condensed consolidated balance sheets.

As of September 30, 2020 and December 31, 2019, the balance of our equity-method investment related to the SUL JV was approximately $3.0 million and $3.1 million, respectively.

Our equity-method investment in the SUL JV is considered a significant investee as our proportionate share of its income is greater than 20% of our total net loss. The results of operations for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Total revenue	$4,553,000	$4,701,000	$13,703,000	$13,679,000
Income from operations	$1,995,000	$1,889,000	$5,851,000	$5,994,000
Net income	$771,000	$532,000	$2,467,000	$1,547,000
Summit equity interest in SUL JV net income	$77,000	$53,000	$247,000	$154,000

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

As of September 30, 2020 and December 31, 2019, the balance of our equity-method investment related to the Fantasia JV was approximately $2.0 million and $2.1 million, respectively.

Our equity-method investment in the Fantasia JV is considered a significant investee. The results of operations for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Total revenue	$1,033,000	$1,079,000	$3,106,000	$2,191,000
Income from operations	$156,000	$194,000	$460,000	$583,000
Net income (loss)	$7,000	$(48,000)	$(72,000)	$(326,000)
Summit equity interest in Fantasia JV net income (loss)	$2,000	$(17,000)	$(25,000)	$(114,000)

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

As of September 30, 2020 and December 31, 2019, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.4 million and $1.5 million, respectively.

Our equity-method investment in the Fantasia II JV is considered a significant investee as our proportionate share of its income is greater than 20% of our total net loss. The results of operations for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Total revenue	$886,000	$888,000	$2,668,000	$2,644,000
Income from operations	$483,000	$468,000	$1,474,000	$1,431,000
Net income	$240,000	$220,000	$748,000	$690,000
Summit equity interest in Fantasia II JV net income	$48,000	$44,000	$149,000	$138,000

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

As of September 30, 2020 and December 31, 2019, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.7 million and $1.6 million, respectively.

Our equity-method investment in the Fantasia III JV is considered a significant investee as our proportionate share of its income is greater than 20% of our total loss. The results of operations for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Total revenue	$1,985,000	$1,980,000	$5,986,000	$5,934,000
Income from operations	$1,099,000	$1,039,000	$3,240,000	$3,095,000
Net income	$470,000	$328,000	$1,437,000	$931,000
Summit equity interest in Fantasia III JV net income	$47,000	$33,000	$144,000	$94,000

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

As of September 30, 2020 and December 31, 2019, the balance of our equity-method investment related to the FPH JV was approximately $0.2 million and $0.5 million, respectively.

Our equity-method investment in the FPH JV is considered a significant investee as our proportionate share of its net loss is greater than 20% of our total net loss. The results of operations for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Total revenue	$879,000	$884,000	$2,650,000	$2,674,000
Income from operations	$417,000	$424,000	$1,256,000	$1,253,000
Net loss	$230,000	$(304,000)	$(1,175,000)	$(1,231,000)
Summit equity interest in FPH JV net loss	$23,000	$(30,000)	$(117,000)	$(123,000)

Indiana JV

The Indiana JV will continue until an event of dissolution occurs, as defined in the Indiana JV Agreement.

Under the Indiana JV Agreement, net operating cash flow of the Indiana JV will be distributed monthly to the members pari passu in accordance with their respective capital percentages, and thereafter as defined in the Indiana JV Agreement.

As of September 30, 2020 and December 31, 2019, the balance of our equity-method investment related to the Indiana JV was approximately $3.7 million and $4.3 million, respectively.

Our equity-method investment in the Indiana JV is considered a significant investee as our proportionate share of its assets are greater than 20% of our total assets as of December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Total revenue	$2,946,000	$2,947,000	$8,839,000	$6,517,000
Income from operations	$1,857,000	$1,874,000	$5,579,000	$4,171,000
Net loss	$(135,000)	$(177,000)	$(356,000)	$(395,000)
Summit equity interest in Indiana JV net loss	$(20,000)	$(27,000)	$(53,000)	$(60,000)

Distributions from Equity-Method Investments

As of September 30, 2020 and December 31, 2019, we have distributions receivable from our Equity-Method Investments, which is included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	September 30, 2020	December 31, 2019
SUL JV	$225,000	$97,000
Fantasia JV	36,000	180,000
Fantasia II JV	51,000	48,000
Fantasia III JV	133,000	117,000
FPH JV	23,000	39,000
Indiana JV	305,000	162,000
Total	$773,000	$643,000

For the nine months ended September 30, 2020 and 2019, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Nine months Ended September 30, 2020			Nine months Ended September 30, 2019
	Total Cash Distributions Received	Cash Flow from Operating Activities	Cash Flow from Investing Activities	Total Cash Distributions Received	Cash Flow from Operating Activities	Cash Flow from Investing Activities
SUL JV	$352,000	$246,000	$106,000	$401,000	$155,000	$246,000
Fantasia JV	144,000	-	144,000	-	-	-
Fantasia II JV	219,000	150,000	69,000	212,000	138,000	74,000
Fantasia III JV	104,000	104,000	-	118,000	93,000	25,000
FPH JV	118,000	-	118,000	251,000	-	251,000
Indiana JV	429,000	-	429,000	226,000	-	226,000
Total	$1,366,000	$500,000	$866,000	$1,208,000	$386,000	$822,000

Acquisition and Asset Management Fees

We serve as the manager or operating member of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager or operating member, we are paid an acquisition fee, as defined in the applicable joint venture agreements. Additionally, as the manager or operating member, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in the applicable joint venture agreements. For the three months ended September 30, 2020 and 2019, we recorded approximately $0.3 million and $0.3 million, respectively, in acquisition and asset management fees from our Equity-Method Investments. For the nine months ended September 30, 2020 and 2019, we recorded approximately $0.9 million and $0.9 million, respectively, in acquisition and asset management fees from our Equity-Method Investments.

6. Receivables

Notes Receivable

Friendswood TRS Note

The Operating Partnership entered into an amended and restated promissory note dated January 1, 2018, with Friendswood TRS for approximately $1.1 million. The note does not bear interest and is due in 48 equal payments of approximately $22,000. We recorded a discount of approximately $95,000 on the note using an imputed interest rate of 4.25%. As of September 30, 2020 and December 31, 2019, the balance on the note was approximately $0.3 million and $0.5 million, respectively.

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	September 30, 2020	December 31, 2019
Straight-line rent receivables	$2,724,000	$2,546,000
Distribution receivables from Equity-Method Investments	773,000	643,000
Receivable from JV 2 properties	184,000	184,000
Asset management fees	322,000	430,000
Other receivables	25,000	9,000
Total	$4,028,000	$3,812,000

The allowance for credit losses on accounts receivable is maintained at a level believed adequate to absorb potential losses in our receivables. The determination of the credit allowance is based on a quarterly evaluation of each of these receivables, including general economic conditions and estimated collectability. We evaluate the collectability of our receivables based on a combination of credit quality indicators, including, but not limited to, payment status, historical charge-offs, and financial strength of the lessee or equity method investment. A receivable is considered to have deteriorated in credit quality when, based on current information and events, it is probable that we will be unable to collect all amounts due. As of September 30, 2020, the allowance for credit losses is immaterial.

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through September 30, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of September 30, 2020 and December 31, 2019, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our condensed consolidated balance sheets (see Note 10).

As of September 30, 2020 and December 31, 2019, we had the following receivables and reserves related to CRA:

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

8. Concentration of Risk

Our cash is generally invested in short-term money market instruments. As of September 30, 2020, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of September 30, 2020, we owned one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 50 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended September 30, 2020, we leased our seven real estate properties to five different tenants under long-term triple net leases, and four of the five tenants each represented rental revenue greater than 10% (35%, 24%, 20% and 15%). For the three months ended September 30, 2019, we leased our seven real estate properties to five different tenants under long-term triple net leases, and four of the five tenants each represented rental revenue greater than 10% (35%, 24%, 19% and 15%).

For the nine months ended September 30, 2020, we leased our seven real estate properties to five different tenants under long-term triple net leases, and four of the five tenants each represented rental revenue greater than 10% (35%, 24%, 20% and 15%). For the nine months ended September 30, 2019, we leased our seven healthcare properties to five different tenants under long-term triple net leases, and four of the five tenants each represented rental revenue greater than 10% (31%, 22%, 18% and 13%).

As of September 30, 2020, we have one tenant that constitutes a significant asset concentration, as the net assets of the tenant are approximately 20% of our total assets.

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

As of September 30, 2020 and December 31, 2019, the fair value of loans payable was $53.0 million and $47.6 million, compared to the principal balance (excluding debt discount) of $47.5 million and $47.0 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of September 30, 2020, we utilized discount rates ranging from 2.8% to 4.2% and a weighted average discount rate of 2.8%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the three and nine months ended September 30, 2020 and 2019.

At September 30, 2020 and December 31, 2019, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

Legal Proceedings

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its former directors, one of its officers and one of its former officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company. On February 22, 2018, the action was assigned to a different trial judge. On May 29, 2018, the Company filed a motion for terminating and monetary sanctions against CRA, Cornerstone Ventures, Inc. and their counsel, Winget Spadafora & Schwartzberg. On November 30, 2018, the new trial judge vacated the trial date, pending resolution of the Company’s motion for terminating and monetary sanctions against CRA and Cornerstone Ventures, Inc. and denied the Company’s motion for sanctions against Winget Spadafora & Schwartzberg. On February 13, 2019, the trial judge held another hearing on the Company’s motion for terminating and monetary sanctions and indicated that it intended to grant the Company’s motion for terminating sanctions and award the Company monetary sanctions. On March 14, 2019, the Court entered an Order and Judgment granting the Company’s motion for terminating sanctions, awarding the Company monetary sanctions in the amount of $588,672, and dismissing CRA and Cornerstone Ventures Inc.’s Complaint with prejudice. On May 21, 2019, CRA and Cornerstone Ventures, Inc. filed a notice of appeal from the Judgment and, on June 3, 2019, the Company filed a notice of cross-appeal from the Judgment. On July 9, 2019, the California Court of Appeal, Fourth District dismissed CRA and Cornerstone Ventures, Inc.’s appeal with prejudice. The briefing to the Court of Appeal, Fourth District on the Company’s appeals against CRA, Cornerstone Ventures, Inc and Winget Spadafora & Schwartzberg was completed on April 27, 2020. On October 28, 2020, the Court of Appeal issued an opinion affirming in part, and reversing, in part, the trial court’s opinion and remanded the action back to the trial court.

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

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

2020
Stock options granted	45,000
Expected volatility	22.31%
Expected term	5.75 years
Risk-free interest rate	1.72%
Dividend yield	0%
Fair value per share	$0.57

The following table summarizes our stock options as of September 30, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	1,826,908	$2.09
Granted	45,000	2.26
Exercised	—
Cancelled/forfeited	—
Options outstanding at September 30, 2020	1,871,908	$2.09	7.06	$1,375,000

Options exercisable at September 30, 2020	1,664,480	$2.06	6.89	$1,258,000

For our outstanding non-vested options as of September 30, 2020, the weighted average grant date fair value per share was $0.57. As of September 30, 2020, we have unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, which is expected to be recognized as follows:

Years Ending December 31,
October 1, 2020 to December 31, 2020	$36,000
2021	66,000
2022	15,000
2022	1,000
$118,000

The stock-based compensation expense reported for the three months ended September 30, 2020 and 2019 was approximately $35,000 and $43,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. The stock-based compensation expense reported for the nine months ended September 30, 2020 and 2019 was approximately $115,000 and $192,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

12. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”) for the Company’s common stock for the three and nine months ended September 30, 2020 and 2019, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	Three Months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Numerator:
Income (loss)	$128,000	$70,000	$(136,000)	$3,113,000
(Income) loss attributable to noncontrolling interest	(16,000)	(12,000)	(39,000)	99,000
Income (loss) applicable to common stockholders	$112,000	$58,000	$(175,000)	$3,212,000

Denominator:
Basic:
Denominator for basic EPS - weighted average shares	23,027,978	23,027,978	23,027,978	23,027,978
Effect of dilutive shares:
Stock options	487,436	485,353	-	485,353

Denominator for diluted EPS – adjusted weighted average shares	23,515,414	23,513,331	23,027,978	23,513,331

Basic EPS	$0.00	$0.00	$(0.01)	$0.14
Diluted EPS	$0.00	$0.00	$(0.01)	$0.14

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

During the period ended September 30, 2019, we recorded a gain of approximately $4.2 million on the sale of the NC Properties.

14. Subsequent Events

On  October 7, 2020, a receiver assumed the responsibilities of operating and managing the healthcare facility (the “Pennington Gardens Facility”) owned by our wholly owned subsidiary Summit Chandler, LLC (“Summit Chandler”) in Chandler, Arizona.

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

Overview

As of September 30, 2020, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, a 10% equity interest in an unconsolidated equity-method investment that holds six properties and a 15% equity interest in an unconsolidated equity-method investment that holds 14 properties (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Coronavirus (COVID-19)

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the United States and more than 200 countries.  It has been reported that COVID-19 appears most dangerous for seniors, and the mortality rate increases with age. Some of the properties in which we have an interest are located in states that are currently seeing a high level of COVID-19 infections, including California, Texas and Arizona. The occupancy at our properties could significantly decrease if COVID-19 or another public health outbreak results in resident deaths, early resident move-outs, a delay accepting new residents due to quarantines or otherwise, or potential residents postpone moving to a senior housing facility. A decrease in occupancy or increase in costs is likely to have a material adverse effect on the ability of our tenants to meet their financial and other contractual obligations to us, including the payment of rent, as well as on our results of operations. In addition, actions our tenants take to address COVID-19 are expected to materially increase their operating costs, including costs related to enhanced health and safety precautions among other measures, which could have a material adverse effect on the ability of our tenants to meet their financial and other contractual obligations to us, including the payment of rent. Furthermore, infections at our facilities could lead to material increases in litigation costs for which our tenants, or possibly we, may be liable. We have not seen a material impact on rental revenue from any of our consolidated properties or debt payments from borrowers on notes receivable. However, subsequent to September 30, 2020, under a court order, a receiver assumed the responsibilities of operating and managing the Pennington Gardens facility in Chandler, Arizona. See Note 14, “Subsequent Events,” in the accompanying Notes to Condensed Consolidated Financial Statements for additional discussion. Based upon need and request, the Company may provide rent relief, either in the form of a temporary rent reduction to be paid back over time or permanent abatement of rent for a specific time period. Additionally, some of our Equity-Method Investment tenants have also experienced decreased occupancy and increased operating costs related to COVID-19 , however, this has not had a material effect on our operations. If these types of developments continue or increase in severity, or arise with more frequency, they are likely to have a material adverse effect on our business and results of operations. The extent to which COVID-19 could impact our business and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others.

Summit Portfolio Properties

At September 30, 2020, our portfolio consisted of seven real estate properties as noted below. All of the properties are 100% leased on a triple net basis. The following table provides summary information (excluding the 50 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of September 30, 2020:

	Properties	Beds	Square Footage	Purchase Price
SNF	4	337	109,306	$31,740,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	7	558	246,071	$57,265,000

Property	Location	Date Purchased	Type	Beds	2020 Rental Revenue[1]
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$369,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	394,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	726,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	1,059,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	573,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	296,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	90	835,000
Total				558

1 Represents year-to-date through September 30, 2020 rental revenue based on in-place leases, including straight-line rent and excluding tenant reimbursements.

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

A summary of the condensed combined financial data for the balance sheets and statements of income for all unconsolidated Equity-Method Investments are as follows:

Condensed Combined Balance Sheets:	September 30, 2020	December 31, 2019
Total Assets	$414,651,000	$421,268,000
Total Liabilities	$320,030,000	$318,150,000
Members Equity:
Summit	$12,090,000	$13,245,000
JV Partners	$82,531,000	$89,873,000
Total Members Equity	$94,621,000	$103,118,000

	Three Months Ended September 30,		Nine months Ended September 30,
Condensed Combined Statements of Income:	2020	2019	2020	2019
Total Revenue	$12,282,000	$12,479,000	$36,952,000	$33,639,000
Net Operating Income	$9,635,000	$9,687,000	$28,807,000	$27,067,000
Income from Operations	$6,007,000	$5,888,000	$17,860,000	$16,527,000
Net Income	$1,583,000	$551,000	$3,049,000	$1,216,000

Summit equity interest in Equity-Method Investments net income	$177,000	$56,000	$345,000	$89,000
JV Partners interest in Equity-Method Investments net income	$1,406,000	$495,000	$2,704,000	$1,127,000

As of September 30, 2020 and 2019, the total number of beds in our Equity-Method investments was 4,781.

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

The following reconciles our 10% equity investment in the SUL JV from inception through September 30, 2020:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,059,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	613,000
Riverglen (New Hampshire) – April 2016	424,000
Delaware Properties – September 2016	1,846,000
Total investments	4,779,000
Income from equity-method investee	1,213,000
Distributions	(3,054,000)
Total investment at September 30, 2020	$2,938,000

A summary of the condensed consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	September 30, 2020	December 31, 2019
Real estate properties and intangibles, net	$131,063,000	$135,038,000
Cash and cash equivalents	5,772,000	4,928,000
Other assets	11,479,000	10,882,000
Total Assets:	$148,314,000	$150,848,000

Loans payable, net	$104,935,000	$106,049,000
Other liabilities	7,460,000	7,268,000
Members’ equity:
Best Years	32,866,000	34,245,000
Summit	3,053,000	3,286,000
Total Liabilities and Members’ Equity	$148,314,000	$150,848,000

	Three Months Ended September 30,		Nine months Ended September 30,
Condensed Consolidated Statements of Income of SUL JV:	2020	2019	2020	2019
Total revenue	$4,553,000	$4,701,000	$13,703,000	$13,679,000
Property operating expenses	(1,124,000)	(1,283,000)	(3,533,000)	(3,080,000)
Net operating income	3,429,000	3,418,000	10,170,000	10,599,000
General and administrative expense	(96,000)	(95,000)	(294,000)	(304,000)
Depreciation and amortization expense	(1,338,000)	(1,434,000)	(4,025,000)	(4,301,000)
Income from operations	1,995,000	1,889,000	5,851,000	5,994,000
Interest expense	(1,171,000)	(1,332,000)	(3,581,000)	(4,149,000)
Amortization of debt issuance costs	(54,000)	(32,000)	(160,000)	(84,000)
Interest income	1,000	3,000	5,000	9,000
Other expense, net	-	4,000	352,000	(223,000)
Net Income	$771,000	$532,000	$2,467,000	$1,547,000

Summit equity interest in SUL JV net income	$77,000	$53,000	$247,000	$154,000

As of September 30, 2020, the 17 properties held by SUL JV, our unconsolidated 10% equity-method investment, 15 of which are 100% leased on a triple net basis, are as follows:

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

The following reconciles our equity investments in the Fantasia JVs from inception through September 30, 2020:

Summit Fantasia Holdings, LLC – October 2016	$2,524,000
Summit Fantasia Holdings II, LLC – February 2017	1,923,000
Summit Fantasia Holdings III, LLC – August 2017	1,953,000
Total investment	6,400,000
Income from Fantasia JVs	944,000
Distributions	(2,214,000)
Total Fantasia investments at September 30, 2020	$5,130,000

A summary of the condensed combined financial data for the balance sheets and statements of income for the unconsolidated Fantasia JVs, of which we own a 10% to 35% equity interest, is as follows:

Condensed Combined Balance Sheets of Fantasia JVs:	September 30, 2020	December 31, 2019
Real estate properties, net	$102,077,000	$104,244,000
Cash and cash equivalents	5,567,000	5,893,000
Other assets	6,692,000	4,423,000
Total Assets:	$114,336,000	$114,560,000

Loans payable, net	$75,750,000	$75,830,000
Other liabilities	6,657,000	6,835,000
Members’ equity:
Fantasia JVs	26,799,000	26,691,000
Summit	5,130,000	5,204,000
Total Liabilities and Members’ Equity	$114,336,000	$114,560,000

	Three Months Ended September 30,		Nine months Ended September 30,
Condensed Combined Statements of Income of Fantasia JVs:	2020	2019	2020	2019
Total revenue	$3,904,000	$3,947,000	$11,760,000	$10,769,000
Property operating expenses	(1,394,000)	(1,392,000)	(4,228,000)	(3,092,000)
Net operating income	2,510,000	2,555,000	7,532,000	7,677,000
General and administrative expense	(45,000)	(127,000)	(178,000)	(388,000)
Depreciation and amortization expense	(727,000)	(727,000)	(2,180,000)	(2,180,000)
Income from operations	1,738,000	1,701,000	5,174,000	5,109,000
Interest expense	(978,000)	(1,133,000)	(2,888,000)	(3,436,000)
Amortization of debt issuance costs	(45,000)	(85,000)	(192,000)	(255,000)
Interest income	2,000	17,000	19,000	47,000
Other expense, net	-	-	-	(170,000)
Net Income	$717,000	$500,000	$2,113,000	$1,295,000

Summit equity interest in Fantasia JVs net income	$97,000	$60,000	$268,000	$118,000

As of September 30, 2020, the 13 properties held by the Fantasia JVs, our unconsolidated equity-method investments, are all 100% leased on a triple net basis, and are as follows:

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

The following reconciles our equity investment in the FPH JV from inception through September 30, 2020:

Iowa properties – November 2017	$929,000
Total investment	929,000
Loss from equity-method investee	(154,000)
Distributions	(533,000)
Total FPH investment at September 30, 2020	$242,000

A summary of the condensed consolidated financial data for the balance sheets and statements of operations for the unconsolidated FPH JV is as follows:

Condensed Consolidated Balance Sheets of FPH JV:	September 30, 2020	December 31, 2019
Real estate properties, net	$26,375,000	$27,296,000
Cash and cash equivalents	1,175,000	1,186,000
Other assets	1,014,000	784,000
Total Assets:	$28,564,000	$29,266,000

Loans payable, net	$21,296,000	$21,600,000
Other liabilities	3,398,000	1,796,000
Members’ equity:
Other FPH JV members	3,628,000	5,407,000
Summit	242,000	463,000
Total Liabilities and Members’ Equity	$28,564,000	$29,266,000

	Three Months Ended September 30,		Nine months Ended September 30,
Condensed Consolidated Statements of Operations of FPH JV:	2020	2019	2020	2019
Total revenue	$879,000	$884,000	$2,650,000	$2,674,000
Property operating expenses	(117,000)	(117,000)	(364,000)	(387,000)
Net operating income	762,000	767,000	2,286,000	2,287,000
General and administrative expense	(38,000)	(36,000)	(109,000)	(113,000)
Depreciation and amortization expense	(307,000)	(307,000)	(921,000)	(921,000)
Income from operations	417,000	424,000	1,256,000	1,253,000
Interest expense	(260,000)	(265,000)	(777,000)	(1,216,000)
Amortization of debt issuance costs	(16,000)	(34,000)	(46,000)	(399,000)
Other income	89,000	(429,000)	(1,608,000)	(869,000)
Net income and loss	$230,000	$(304,000)	$(1,175,000)	$(1,231,000)

Summit equity interest in FPH JV net income and loss	$23,000	$(30,000)	$(117,000)	$(123,000)

As of September 30, 2020, the six properties held by the FPH JV, our unconsolidated equity-method investments, all of which are 100% leased on a triple net basis, are as follows:

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

The following reconciles our equity investment in the Indiana JV from inception through September 30, 2020:

Indiana properties – March 2019	$4,906,000
Total investment	4,906,000
Loss from equity-method investee	(130,000)
Distributions	(1,111,000)
Total Indiana JV investment at September 30, 2020	$3,665,000

A summary of the condensed consolidated financial data for the balance sheet and statements of operations for the unconsolidated Indiana JV is as follows:

Condensed Consolidated Balance Sheets of Indiana JV:	September 30, 2020	December 31, 2019
Real estate properties, net	$117,164,000	$122,343,000
Cash and cash equivalents	3,152,000	3,137,000
Other assets	3,121,000	1,114,000
Total Assets:	$123,437,000	$126,594,000

Loans payable, net	$95,557,000	$95,329,000
Other liabilities	4,977,000	3,443,000
Members’ equity:
Indiana JV	19,238,000	23,530,000
Summit	3,665,000	4,292,000
Total Liabilities and Members’ Equity	$123,437,000	$126,594,000

	Three Months Ended September 30,		Nine months Ended September 30,
Condensed Consolidated Statements of Operations of Indiana JV:	2020	2019	2020	2019
Total revenue	$2,946,000	$2,947,000	$8,839,000	$6,517,000
Property operating expenses	(12,000)	-	(20,000)	(13,000)
Net operating income	2,934,000	2,947,000	8,819,000	6,504,000
General and administrative expense	(174,000)	(170,000)	(529,000)	(377,000)
Depreciation and amortization expense	(903,000)	(903,000)	(2,711,000)	(1,956,000)
Income from operations	1,857,000	1,874,000	5,579,000	4,171,000
Interest expense	(1,916,000)	(1,975,000)	(5,707,000)	(4,401,000)
Amortization of debt issuance costs	(76,000)	(76,000)	(228,000)	(165,000)
Net loss	$(135,000)	$(177,000)	$(356,000)	$(395,000)

Summit equity interest in Indiana JV net loss	$(20,000)	$(27,000)	$(53,000)	$(60,000)

As of September 30, 2020, the 14 properties of our unconsolidated equity-method investments in Indiana JV, all of which are 100% leased on a triple net basis, are as follows:

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

Distributions from Equity-Method Investments

For the nine months ended September 30, 2020 and 2019, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Nine months Ended September 30,
	2020	2019
Distributions	$1,496,000	$1,339,000

Cash received for distributions	$1,366,000	$1,208,000

Acquisition and Asset Management Fees

We serve as the manager or operating member (collectively, the manager) of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager or operating member, we are paid an acquisition fee, as defined in the applicable joint venture agreements. Additionally, as the manager or operating member, we are paid an annual asset management fee for managing the properties owned by our Equity-Method Investments, as defined in the applicable joint venture agreements. For the three months ended September 30, 2020 and 2019, we recorded approximately $0.3 million and $0.3 million, respectively, in acquisition and asset management fees. For the nine months ended September 30, 2020 and 2019, we recorded approximately $0.9 million and $0.9 million, respectively, in acquisition and asset management fees.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 25, 2020.

Results of Operations

Our results of operations are described below:

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Three Months Ended September 30,
	2020	2019	$ Change
Total rental revenues	1,624,000	1,594,000	30,000
Property operating costs	(252,000)	(183,000)	(69,000)
Net operating income (1)	1,372,000	1,411,000	(39,000)
Acquisition & asset management fees	292,000	325,000	(33,000)
Interest income from notes receivable	7,000	8,000	(1,000)
General and administrative	(779,000)	(764,000)	(15,000)
Depreciation and amortization	(417,000)	(416,000)	(1,000)
Income from equity-method investees	179,000	60,000	119,000
Other income	5,000	52,000	(47,000)
Interest expense	(531,000)	(628,000)	97,000
Gain on sale of real estate properties	-	22,000	(22,000)
Net income	128,000	70,000	58,000
Noncontrolling interests’ share in (income) loss	(16,000)	(12,000)	(4,000)
Net income applicable to common stockholders	$112,000	$58,000	$54,000

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues less property operating costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, and other income, interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

The decrease in interest expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 is primarily due to the refinancing of one of our properties to a HUD-insured loan in 2020, resulting in less interest expense for the three months ended September 30, 2020.

The net increase in income from equity-method investees of approximately $0.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 is primarily due to the increase in income for the three months ended September 30, 2020 from Fantasia JV and decrease in the loss from FPH JV.

Nine months Ended September 30, 2020 Compared to Nine months Ended September 30, 2019

	Nine months Ended September 30,
	2020	2019	$ Change
Total rental revenues	4,828,000	5,268,000	(440,000)
Property operating costs	(722,000)	(684,000)	(38,000)
Net operating income (1)	4,106,000	4,584,000	(478,000)
Acquisition & asset management fees	910,000	861,000	49,000
Interest income from notes receivable	21,000	21,000	-
General and administrative	(2,566,000)	(3,481,000)	915,000
Depreciation and amortization	(1,252,000)	(1,332,000)	80,000
Income from equity-method investees	346,000	90,000	256,000
Other income	53,000	152,000	(99,000)
Interest expense	(1,754,000)	(2,009,000)	255,000
Gain on sale of real estate properties	-	4,227,000	(4,227,000)
Net (loss) income	(136,000)	3,113,000	(3,249,000)
Noncontrolling interests’ share in (income) loss	(39,000)	99,000	(138,000)
Net (loss) income applicable to common stockholders	$(175,000)	$3,212,000	$(3,387,000)

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses. Net operating income decreased $0.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the sale of our four NC Properties (see Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements).

The net decrease in general and administrative expenses of $0.9 million is primarily due to a decrease in executive bonuses of approximately $0.6 million, other payroll and stock-based compensation of approximately $0.2 million, and legal and other professional expenses of approximately $0.1 million.

The net decrease in depreciation and amortization and interest expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is primarily due to the sale of our four NC Properties (see Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements).

The net increase in income from equity-method investees of approximately $0.3 million is primarily due to the following transactions in the nine months ended September 30, 2019: (i) refinancing of the FPH JV properties and the related write off of fees and deferred financing costs from the previous lender; (ii) the termination of two leases in our JV properties; and (iii) the write off of certain costs associated with those lease terminations. Additionally, we have benefited from the decline in applicable interest rates on our loans with variable interest rates in 2020.

The decrease in the gain on sale of real estate properties is due to the sale of our four NC Properties (see Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements) in 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $15.5 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

CARES Act

At the end of March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act is a stimulus package that provides various forms of relief through, among other things, grants, loans and tax incentives to certain businesses and individuals. In particular, the CARES Act created an emergency lending facility known as the Paycheck Protection Program (PPP), which is administered by the Small Business Administration (SBA) and provides federally insured and, in some cases, forgivable loans to certain, eligible businesses so that those businesses can continue to cover certain of their near-term operating expenses and retain employees. We did not obtain a PPP loan. We have evaluated the CARES Act and determined that there was no impact to the Company for the nine months ended September 30, 2020. We will continue to evaluate and monitor the CARES Act, and any new COVID-19-related legislation to determine the ultimate impact and benefits, if any, to the Company.

Credit Facilities and Loan Agreements

As of September 30, 2020, we had debt obligations of approximately $47.5 million. The outstanding balance by loan agreement is as follows (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding our financing arrangements):

•	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $10.4 million maturing September 2053

•	ORIX (HUD-insured) – approximately $37.1 million maturing from September 2039 through April 2055

Distributions

The Company declared a cash distribution of approximately $1.5 million in November 2018, which was paid on January 31, 2019 to shareholders of record as of January 15, 2019. No distributions were declared in 2019 or as of September 30, 2020.

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

The following is the reconciliation from net (loss) income applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss) applicable to common stockholders (GAAP)	$112,000	$58,000	$(175,000)	$3,212,000
Adjustments:
Depreciation and amortization	417,000	416,000	1,252,000	1,332,000
Depreciation and amortization related to non-controlling interests	(10,000)	(10,000)	(30,000)	(32,000)
Depreciation related to Equity-Method Investments	557,000	567,000	1,672,000	1,485,000
Gain on sale of real estate properties	-	(22,000)	-	(4,227,000)
Funds provided by operations (FFO) applicable to common stockholders	$1,076,000	$1,009,000	$2,719,000	$1,770,000
Weighted-average number of common shares outstanding - basic	23,027,978	23,027,978	23,027,978	23,027,978
FFO per weighted average common shares - basic	$0.05	$0.04	$0.12	$0.08
Weighted-average number of common shares outstanding - diluted	23,515,414	23,513,331	23,027,978	23,513,331
FFO per weighted average common shares - diluted	$0.05	$0.04	$0.12	$0.08

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter, including but not limited to changes resulting from the COVID-19 pandemic, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its former directors, one of its officers and one of its former officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company. On February 22, 2018, the action was assigned to a different trial judge. On May 29, 2018, the Company filed a motion for terminating and monetary sanctions against CRA, Cornerstone Ventures, Inc. and their counsel, Winget Spadafora & Schwartzberg. On November 30, 2018, the new trial judge vacated the trial date, pending resolution of the Company’s motion for terminating and monetary sanctions against CRA and Cornerstone Ventures, Inc. and denied the Company’s motion for sanctions against Winget Spadafora & Schwartzberg. On February 13, 2019, the trial judge held another hearing on the Company’s motion for terminating and monetary sanctions and indicated that it intended to grant the Company’s motion for terminating sanctions and award the Company monetary sanctions. On March 14, 2019, the Court entered an Order and Judgment granting the Company’s motion for terminating sanctions, awarding the Company monetary sanctions in the amount of $588,672, and dismissing CRA and Cornerstone Ventures Inc.’s Complaint with prejudice. On May 21, 2019, CRA and Cornerstone Ventures, Inc. filed a notice of appeal from the Judgment and, on June 3, 2019, the Company filed a notice of cross-appeal from the Judgment. On July 9, 2019, the California Court of Appeal, Fourth District dismissed CRA and Cornerstone Ventures, Inc.’s appeal with prejudice. The briefing to the Court of Appeal, Fourth District on the Company’s appeals against CRA, Cornerstone Ventures, Inc and Winget Spadafora & Schwartzberg was completed on April 27, 2020. On October 28, 2020, the Court of Appeal issued an opinion affirming in part, and reversing, in part, the trial court’s opinion and remanded the action back to the trial court.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2019.

We may face risks related to the receivership of the Pennington Gardens Facility.

On October 7, 2020, a receiver assumed the responsibilities of operating and managing the health facility (the “Pennington Gardens Facility”) owned by our wholly owned subsidiary Summit Chandler, LLC (“Summit Chandler”) in Chandler, Arizona. Summit Chandler financed the Pennington Gardens Facility through a U.S. Department of Housing and Urban Development loan (the “Chandler HUD Loan”). If the receivership is not successful in operating and managing the Pennington Gardens Facility, including the full and timely payment of rent to Summit Chandler, we may not be able to meet all of our obligations under the Chandler HUD Loan. Additionally, failure of the receiver to successfully operate and manage the Pennington Gardens Facility may result in the diminution of the value of our investment in the Pennington Gardens Facility, and either such event could adversely impact our results of operations and cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.

(b) Not applicable.

(c) During the nine months ended September 30, 2020, we redeemed no shares pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

3.3	Articles of Amendment of the Company dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of the Company dated June 30, 2010 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Kent Eikanas
Date: November 12, 2020	Kent Eikanas
President (Principal Executive Officer)

/s/ Elizabeth A. Pagliarini
Date: November 12, 2020	Elizabeth A. Pagliarini
Chief Financial Officer (Principal Financial Officer)