Form 10-K
period 2020-12-31
Summit Healthcare REIT, Inc
filed 2021-03-29
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of June 30, 2020 (the last business day of the Registrant’s second fiscal quarter), there were 23,027,978 shares of common stock held by non-affiliates of the Registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was terminated on November 23, 2010, was $8.00.

As of March 15, 2021 there were 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

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

ITEM 1. BUSINESS

Our Company

Summit Healthcare REIT, Inc., a Maryland corporation, formed in 2004, invests in and owns real estate. We continue to qualify as a real estate investment trust (“REIT”) for federal tax purposes. We are structured as an umbrella partnership REIT, referred to as an “UPREIT,” under which substantially all of our business is conducted through Summit Healthcare Operating Partnership, L.P. (“Operating Partnership”). We are the sole general partner of the Operating Partnership and have control over its affairs.

We are self-managed and have employees to directly manage our operations. At December 31, 2020, we own a 99.88% general partner interest in the Operating Partnership while Cornerstone Realty Advisors, LLC (“CRA”), a former affiliate, owns a 0.12% limited partnership interest.

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

As of December 31, 2020, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties, and 95.3% ownership interest in four properties held in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% equity interest in an unconsolidated equity-method investment that holds 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, a 10% equity interest in an unconsolidated equity-method investment that holds six properties and a 15% equity interest in an unconsolidated equity-method investment that holds 14 properties.

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

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated within our financial statements and owns four properties (each, a “JV Property” and collectively, the “JV Properties”).

As of December 31, 2020 and 2019, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest. We also owned a 95% interest in the fifth JV Property, and CHREF owned a 5% interest in the fifth JV Property, which was sold in February 2019 (see Note 11 to the accompanying Notes to Consolidated Financial Statements).

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement (as amended, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2020 and 2019, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2020 and 2019, we have a 35% in the Fantasia JV which owns two properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia II LLC Agreement”) with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2020 and 2019, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC – Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement (“Fantasia III LLC Agreement”) with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2020 and 2019, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC – Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement (“FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2020 and 2019, we have a 10% interest in the FPH JV which owns six properties.

Indiana JV – Equity-Method Investment

In February 2019, through our wholly-owned subsidiary, Summit Indiana, LLC, we formed a new joint venture, a Delaware limited liability company (the “Indiana JV”). On March 13, 2019, we entered into a Limited Liability Company Agreement (the “Indiana JV Agreement”) with two unrelated parties: a real estate holding company and a global institutional asset management firm, both Delaware limited liability companies. The Indiana JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method. As of December 31, 2020 and 2019, we have a 15% interest in the Indiana JV which owns 14 properties.

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

Investment Strategy

We intend to continue acquiring a portfolio of healthcare real estate assets, although we may also invest in other real estate-related assets that we believe may assist us in meeting our investment objectives. Our charter does not allow investments in mortgage loans on unimproved real property, but we are not otherwise restricted in our investment allocation to any specific type of property. We periodically review our investment policies to determine whether these policies continue to be in the best interest of our stockholders.

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

SNFs typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing payments from private payors, including private insurers. Consequently, changes in federal or state reimbursement policies may also adversely affect a tenant’s ability to cover its expenses, including Patient-Driven Payment Model (PDPM) which was implemented in 2019. SNFs are subject to periodic pre- and post-payment reviews, and other audits by federal and state authorities. A review or audit of a tenant’s claims could result in recoupments, denials, or delay of payments in the future, which could have a material adverse effect on the tenant’s ability to meet its financial obligations to us. Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our tenants to cover potential adjustments to reimbursements, or to cover settlements made to payors. Recent attention on skilled nursing billing practices and payments or ongoing government pressure to reduce spending by government healthcare programs, could result in lower payments to SNFs and, as a result, may impair a tenant’s ability to meet its financial obligations to us.

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

Other information

Our executive offices are located at 2 South Pointe Drive, Suite 100, Lake Forest, CA 92630. Our lease expires in April 2022 and covers approximately 4,100 square feet in a two-story office building. As of December 31, 2020, we have 10 full-time employees.

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

We believe the value of our stock owned by our stockholders has declined substantially from the issue price. It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, because the amount of funds available for investment was reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. As of December 31, 2020, our estimated per-share value of our common stock was $2.90 per share. Unless our aggregate investments increase in value to compensate for upfront fees and expenses and prior declines in value, it is unlikely that our stockholders will be able to sell their stock without incurring a substantial loss. We cannot assure our stockholders that their stock will ever appreciate in value to equal the price they paid for their stock. It is also likely that their stock would not be accepted as the primary collateral for a loan. Stockholders should consider their stock as an illiquid investment, and they must be prepared to hold their stock for an indefinite period of time.

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

The inability to retain or obtain key personnel could have a material negative impact on our operations, which could impair our ability to make distributions.

Our success depends to a significant degree upon our management team. If key personnel were to cease employment with the Company, we may be unable to find suitable replacements, and our operating results could suffer. We believe that our future success depends, in large part, upon our ability to hire and retain highly-skilled managerial and operational personnel. Competition for highly-skilled personnel is intense, and we may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly-skilled personnel, our ability to implement our investment strategies could be delayed or hindered and the value of our stockholders’ investments in us may decline.

Cash distributions to our stockholders may be limited.

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

Costs incurred in complying with governmental laws and regulations or discovery of environmentally hazardous conditions may reduce our net income and cash to operate our business.

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

Federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of healthcare. Legislative and regulatory proposals and enactments to reform healthcare insurance programs could significantly impact our properties and the manner in which our tenants are paid. For example, provisions of the PPACA, also known as “Obamacare,” have resulted in changes in the way healthcare is paid for by both governmental and private insurers. These changes have had, and are expected to continue to have, a significant impact on our business. In 2021, we may face uncertainties as a result of likely federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. There is no assurance that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

Effective October 1, 2019, the current SNF PPS (RUG-IV) system was replaced with a new method for calculating reimbursement, the Patient-Driven Payment Model (PDPM). Under PDPM, therapy minutes are removed as the basis for payment in favor of resident classifications and anticipated resource needs during the course of a patient’s stay. PDPM assigns every resident a case-mix classification that drives the daily reimbursement rate for that individual. Thus far, PDPM has not adversely affected our tenants; however, lower reimbursement rates may impair a tenant’s ability to meet its financial obligation to us.

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

COVID-19 or another pandemic, epidemic or outbreak of a contagious disease could affect the markets in which our tenants operate or otherwise impact our facilities.

If a pandemic or other public health crisis were to affect our markets, or our tenants specifically, such as the major breakout of the coronavirus (COVID-19) in the United States or specifically in the locations where our tenants operate, the businesses of our tenants could be adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially facilities that fail to accurately or timely diagnose, or other facilities such as those where our tenants that are treating, have treated or otherwise have residents affected by these contagious diseases. If any of those residents or staff contracted such a contagious disease at one of our facilities, other residents or prospective residents might decline to use such facilities. Any of our tenants’ infectious disease plans or polices may not prevent the spread of these diseases to their residents, many of which are already elderly or otherwise medically compromised. Further, a pandemic might adversely impact our tenants’ businesses by causing a temporary shutdown of one or more facilities or diversion of residents, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in one or more facilities. The potential impact of a pandemic, epidemic or outbreak of a contagious disease, including COVID–19, with respect to our tenants or our facilities is difficult to predict and could have a material adverse impact on the operations of our tenants and, in turn, our revenues, business and results of operations and the value of our stock.

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service acquisition financing on that property, then the amount available for operations or distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness collateralized by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, the value of our stockholders’ investments in us will be reduced.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2020, our portfolio consisted of seven properties, three of which we own 100%, and four of which we own through a 95.3% interest in CHP LLC. All of the properties are 100% leased on a triple net basis. The following table (excluding the 50 properties held by our unconsolidated Equity-Method Investments) provides summary information regarding these properties:

Property	Location	Date Purchased	Type(1)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs	Number of Beds
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,330,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,798,000	63
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	11,746,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,332,000	73
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,859,000	66
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,792,000	65
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,330,000	90
Total:				$57,265,000	$47,187,000	558

(1)	SNF is an abbreviation for skilled nursing facility. AL is an abbreviation for assisted living facility. MC is an abbreviation for memory care facility.

See Note 11 to the accompanying Notes to Consolidated Financial Statements regarding the sale of our four properties located in North Carolina in 2019.

Portfolio Lease Expirations

The following table sets forth lease expiration information for the ten years and thereafter following December 31, 2020. We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

			Percent of
		Base Rent	Total	Percent of
		In Final Year	Leasable	Total
	No. of	of Expiring	Area	Annual Base
Year Ending	Leases	Leases	Expiring	Rent Expiring
December 31	Expiring	(Annual $)	(%)	(%)
2023	1	$444,000	10.5%	6.7%
2027	1	1,538,000	23.2%	23.4%
2029	3	2,418,000	21.3%	36.7%
2030 -2032	2	2,181,000	45.0%	33.2%
	7	$6,581,000	100.0%	100.0%

ITEM 3. LEGAL PROCEEDINGS

See Note 9 to the accompanying Notes to Consolidated Financial Statements for a summary of our material legal proceedings.

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

On December 31, 2020, the estimated common stock per-share value is $2.90 per share, adjusted from the previous estimated common stock per-share value of $2.82 established on December 31, 2019. The estimated value per share was based on the methodologies and assumptions described further below. The estimated per-share value determined below neither represents the fair value according to U.S. generally accepted accounting principles (“GAAP”) of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets.

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

Our December 31, 2020 estimated per-share value was calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the current book value of our liabilities, and dividing the total by the number of our common shares outstanding as of December 31, 2020. Our estimated per-share value is the same as our net asset value. Our estimated per-share value does not reflect “enterprise value,” which may include a premium for the portfolio or the potential increase in our share value if we were to list our shares on a national securities exchange. Our estimated per-share value also does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange.

The following is a summary of the valuation methodologies used:

Investments in Real Estate. For purposes of calculating an estimated value per share, we used the value of the 2020 lease payments and applied the current market lease rates for each asset type to determine fair market value of our properties.

Loans Payable. We reduced the fair value of our investments by the total amount due of our loans payable based on the current book value at December 31, 2020.

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

Our estimated per-share value was calculated as follows:

December 31, 2020
Investments in real estate	$2.97
Loans payable	(2.00)
Other assets and liabilities, net	0.83
Equity-Method Investments value	1.10
Estimated net asset value per-share value	$2.90
Estimated enterprise value premium	None applied
Estimated liquidity discount	None applied
Total estimated per-share value	$2.90

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

Our board of directors reviewed the report prepared by management which recommended an estimated per-share value, and considering all information provided in light of its own knowledge regarding our assets and unanimously agreed upon an estimated value of $2.90 per share, which is consistent with the recommendations of management.

A summary of our estimated per-share value for the last five years at December 31 is as follows:

2020	$2.90
2019	$2.82
2018	$2.83
2017	$2.80
2016	$2.53

Stockholders

As of March 15, 2021 we had approximately 23.0 million shares of common stock outstanding held by 4,409 stockholders of record.

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the years ended December 31, 2020 and 2019:

	Year Ended December 31
	2020	2019
Net (loss) income applicable to common stockholders (GAAP)	$(613,000)	$3,113,000

Adjustments:
Depreciation and amortization	1,667,000	1,750,000
Depreciation and amortization related to noncontrolling interests	(40,000)	(42,000)
Depreciation related to Equity-Method Investments	2,226,000	2,050,000
Gain on sale of real estate properties	-	(4,274,000)
Funds provided by operations (FFO) applicable to common stockholders	$3,240,000	$2,597,000

Weighted-average number of common shares outstanding – basic	23,027,978	23,027,978
FFO per weighted average common shares - basic	$0.14	$0.11
Weighted-average number of common shares outstanding – diluted	23,027,978	23,506,478
FFO per weighted average common shares - diluted	$0.14	$0.11

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

Overview

As of December 31, 2020, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, a 10% equity interest in an unconsolidated equity-method investment that holds six properties and a 15% equity interest in an unconsolidated equity-method investment that holds 14 properties (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Coronavirus (COVID-19)

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the United States and more than 200 countries.  It has been reported that COVID-19 appears most dangerous for seniors, and the mortality rate increases with age. Some of the properties in which we have an interest are located in states that have seen or are currently seeing a high level of COVID-19 infections. The occupancy at our properties could significantly decrease if COVID-19 or another public health outbreak results in resident deaths, early resident move-outs, a delay accepting new residents due to quarantines or otherwise, or potential residents postpone moving to a senior housing facility. A decrease in occupancy or increase in costs is likely to have a material adverse effect on the ability of our tenants to meet their financial and other contractual obligations to us, including the payment of rent. This may result in a material adverse effect on our cash flow and results of operations. In addition, actions our tenants have taken and are expected to continue to take to address COVID-19, increased their operating costs, including costs related to enhanced health and safety precautions among other measures, which could also have a material adverse effect on the ability of our tenants to meet their financial and other contractual obligations to us, including the payment of rent. Furthermore, infections at our facilities could lead to material increases in litigation costs for which our tenants, or possibly we, may be liable. We have not seen a material impact on rental revenue from any of our consolidated properties or debt payments from borrowers on notes receivable. Some of our Equity-Method Investment tenants have experienced decreased occupancy and increased operating costs related to COVID-19, however, this has not had a material effect on our operations. If these types of developments continue or increase in severity, or arise with more frequency, they are likely to have a material adverse effect on our business and results of operations. The extent to which COVID-19 could impact our business and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others.

The healthcare industry was among those most adversely affected by the COVID-19 pandemic. During 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was created to provide approximately $2.1 trillion in direct economic stimulus assistance to business owners to help maintain on-going operations. Federally funded grants and forgivable loan programs under the CARES Act have become available to those operators and businesses that qualify. These programs include the Paycheck Protection Program (PPP), a SBA-backed loan program that helps businesses keep their workforce employed during the COVID-19 crisis with a forgivable loan feature if certain qualifications are met. The Department of Health and Human Service’s Provider Relief Fund (HHS) is a fund distributing $150 billion to hospitals and healthcare providers on the front line of the COVID-19 outbreak. Also, the Treasury’s Coronavirus Relief Fund (CRF) provides $150 billion federal funded grants to individual states and local agencies to disburse to its providers that meet relevant COVID-related criteria. The skilled nursing and assisted living operators in the Company’s portfolio have been able to benefit from these federal and state government assistance programs.

The Centers for Disease Control and Prevention (“CDC”) recommends that healthcare personnel and residents of long-term care facilities, including SNF, AL, and MC facilities, be included among those offered the first supply of the COVID-19 vaccines. Many of our consolidated and Equity Method Investments facilities have administered the vaccine to residents and employees. It is too early to assess the total effect of the vaccinations on the industry, but it is believed they will help save the lives of those who are most at risk, as well as lessen the operational and financial burden on our facilities and their employees.

Summit Portfolio Properties

At December 31, 2020, our portfolio consisted of seven real estate properties as noted above. All of the properties are 100% leased on a triple net basis. The following table provides summary information (excluding the 50 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of December 31, 2020:

	Properties	Beds	Square Footage	Purchase Price
SNF	4	337	109,306	$31,740,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	7	558	246,071	$57,265,000

Property	Location	Date Purchased	Type	Beds	2020 Rental Revenue[1]
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$492,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	525,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	1,412,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	968,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	765,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	395,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	90	1,111,000
Total				558

1 Represents year-to-date rental revenue based on in-place leases, including straight-line rent, through December 31, 2020 and excluding $780,000 in tenant reimbursement revenue.

See Note 11 to the accompanying Notes to Consolidated Financial Statements regarding the sale of our four properties located in North Carolina in 2019.

In October 2020, under a court order, a receiver assumed the responsibilities of operating and managing the Pennington Gardens facility in Chandler, Arizona. Based upon need and request, we may provide rent relief, either in the form of a temporary rent reduction to be paid back over time or permanent abatement of rent for a specific time period. No relief has been requested as of December 31, 2020.

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

A summary of the combined financial data for the balance sheets and statements of income for all unconsolidated Equity-Method Investments are as follows:

Condensed Combined Balance Sheets:	December 31, 2020	December 31, 2019
Total Assets	$415,591,000	$421,268,000
Total Liabilities	$324,414,000	$318,150,000
Members Equity:
Summit	$11,489,000	$13,245,000
JV Partners	$79,688,000	$89,873,000
Total Members Equity	$91,177,000	$103,118,000

Condensed Combined Statements of Income:	December 31, 2020	December 31, 2019
Total Revenue:	$49,221,000	$46,044,000
Net Operating Income	$38,371,000	$36,730,000
Income from Operations	$23,608,000	$22,441,000
Net Income	$4,939,000	$1,955,000
Summit equity interest in Equity-Method Investments net income	$555,000	$184,000
JV Partners interest in Equity-Method Investments net income	$4,384,000	$1,771,000

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

The following reconciles our 10% equity investment in the SUL JV from inception through December 31, 2020:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,059,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	613,000
Riverglen (New Hampshire) – April 2016	424,000
Delaware Properties – September 2016	1,846,000
Total investments	4,779,000
Income from equity-method investee	1,312,000
Distributions	(3,441,000)
Total investment at December 31, 2020	$2,650,000

A summary of the consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	December 31, 2020	December 31, 2019
Real estate properties and intangibles, net	$129,793,000	$135,038,000
Cash and cash equivalents	6,548,000	4,928,000
Other assets	11,932,000	10,882,000
Total Assets:	$148,273,000	$150,848,000

Loans payable, net	$104,552,000	$106,049,000
Other liabilities	9,115,000	7,268,000
Members’ equity:
Best Years	31,841,000	34,245,000
Summit	2,765,000	3,286,000
Total Liabilities and Members’ Equity	$148,273,000	$150,848,000

Condensed Consolidated Statements of Income of SUL JV:	Year Ended December 31, 2020	Year Ended December 31, 2019
Total revenue	$18,247,000	$18,295,000
Property operating expenses	(4,685,000)	(4,323,000)
Net operating income	13,562,000	13,972,000
General and administrative expense	(401,000)	(404,000)
Depreciation and amortization expense	(5,330,000)	(5,717,000)
Income from operations	7,831,000	7,851,000
Interest expense	(4,748,000)	(5,451,000)
Amortization of deferred financing costs	(213,000)	(264,000)
Other income (expense)	595,000	(852,000
Net income	$3,465,000	$1,284,000

Summit equity interest in SUL JV net income	$346,000	$128,000

As of December 31, 2020, the 17 properties held by SUL JV, our unconsolidated 10% equity-method investment, 15 of which are leased on a triple net basis, and are as follows:

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

The following reconciles our equity investments in the Fantasia JVs from inception through December 31, 2020:

Summit Fantasia Holdings, LLC – October 2016	$2,524,000
Summit Fantasia Holdings II, LLC – February 2017	$1,923,000
Summit Fantasia Holdings III, LLC – August 2017	$1,953,000
Total investment	6,400,000
Income from Fantasia JVs	1,035,000
Distributions	(2,411,000)
Total Fantasia investments at December 31, 2020	$5,024,000

A summary of the consolidated financial data for the balance sheets and statements of income for the unconsolidated Fantasia JVs, of which we own a 10% to 35% equity interest, is as follows:

Condensed Combined Balance Sheets of Fantasia JVs:	December 31, 2020	December 31, 2019
Real estate properties, net	$101,351,000	$104,244,000
Cash and cash equivalents	7,497,000	5,893,000
Other assets	6,526,000	4,423,000
Total Assets:	$115,374,000	$114,560,000

Loans payable, net	$75,661,000	$75,830,000
Other liabilities	8,359,000	6,835,000
Members’ equity:
Fantasia JVs	26,330,000	26,691,000
Summit	5,024,000	5,204,000
Total Liabilities and Members’ Equity	$115,374,000	$114,560,000

Condensed Combined Statements of Income of Fantasia JVs:	Year Ended December 31, 2020	Year Ended December 31, 2019
Total revenue	$15,651,000	$14,721,000
Property operating expenses	(5,659,000)	(4,466,000)
Net operating income	9,992,000	10,255,000
General and administrative expense	(436,000)	(478,000)
Depreciation and amortization expense	(2,907,000)	(2,906,000)
Income from operations	6,649,000	6,871,000
Interest expense	(3,803,000)	(4,520,000)
Amortization of debt issuance costs	(247,000)	(332,000)
Other income (expense)	133,000	(109,000)
Net income	$2,732,000	$1,910,000

Summit equity interest in Fantasia JVs net income	$358,000	$205,000

As of December 31, 2020, the 13 properties in Fantasia JVs, our unconsolidated equity-method investments, are all 100% leased on a triple net basis, and are as follows:

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

The following reconciles our equity investment in the FPH JV from inception through December 31, 2020:

Iowa properties – November 2017	$929,000
Total investment	929,000
Loss from equity-method investee	(114,000)
Distributions	(570,000)
Total Fantasia investments at December 31, 2020	$245,000

A summary of the consolidated financial data for the balance sheets and statements of income for the unconsolidated FPH JV is as follows:

Condensed Consolidated Balance Sheets of FPH JV:	December 31, 2020	December 31, 2019
Real estate properties, net	$26,068,000	$27,296,000
Cash and cash equivalents	1,430,000	1,186,000
Other assets	1,079,000	784,000
Total Assets:	$28,577,000	$29,266,000

Loans payable, net	$21,195,000	$21,600,000
Other liabilities	3,407,000	1,796,000
Members’ equity:
Fantasia JVs	3,730,000	5,407,000
Summit	245,000	463,000
Total Liabilities and Members’ Equity	$28,577,000	$29,266,000

	Year Ended December 31,	Year Ended December 31,
Condensed Consolidated Statements of Operations of FPH JV:	2020	2019
Total revenue	$3,537,000	$3,564,000
Property operating expenses	(485,000)	(512,000)
Net operating income	3,052,000	3,052,000
General and administrative expense	(143,000)	(147,000)
Depreciation and amortization expense	(1,228,000)	(1,228,000)
Income from operations	1,681,000	1,677,000
Interest expense	(1,035,000)	(1,479,000)
Amortization of debt issuance costs	(62,000)	(414,000)
Other expense	(1,363,000)	(507,000)
Net loss	$(779,000)	$(723,000)

Summit equity interest in FPH JV net loss	$(78,000)	$(72,000)

As of December 31, 2020, the six properties of our unconsolidated equity-method investments in FPH JV, all of which are 100% leased on a triple net basis, are as follows:

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

The following reconciles our equity investment in the Indiana JV from inception through December 31, 2020:

Indiana properties – March 2019	$4,908,000
Total investment	4,908,000
Loss from equity-method investee	(149,000)
Distributions	(1,304,000)
Total Indiana JV investment at December 31, 2020	$3,455,000

A summary of the condensed consolidated financial data for the balance sheet and statements of operations for the unconsolidated Indiana JV is as follows:

Condensed Consolidated Balance Sheets of Indiana JV:	December 31, 2020	December 31, 2019
Real estate properties, net	$115,438,000	$122,343,000
Cash and cash equivalents	3,528,000	3,137,000
Other assets	4,401,000	1,114,000
Total Assets:	$123,367,000	$126,594,000

Loans payable, net	$95,633,000	$95,329,000
Other liabilities	6,492,000	3,443,000
Members’ equity:
Indiana JV	17,787,000	23,530,000
Summit	3,455,000	4,292,000
Total Liabilities and Members’ Equity	$123,367,000	$126,594,000

	Year Ended December 31,	Period Ended December 31,
Condensed Consolidated Statements of Operations of Indiana JV:	2020	2019
Total revenue	$11,786,000	$9,464,000
Property operating expenses	(21,000)	(13,000)
Net operating income	11,765,000	9,451,000
General and administrative expense	(703,000)	(548,000)
Depreciation and amortization expense	(3,615,000)	(2,861,000)
Income from operations	7,447,000	6,042,000
Interest expense	(7,622,000)	(6,317,000)
Amortization of debt issuance costs	(304,000)	(241,000)
Net loss	$(479,000)	$(516,000)

Summit equity interest in Indiana JV net loss	$(71,000)	$(77,000)

As of December 31, 2020, the 14 properties of our unconsolidated equity-method investments in Indiana JV, all of which are 100% leased on a triple net basis, are as follows:

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

Distributions from Equity-Method Investments

For the years ended December 31, 2020 and 2019, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Years Ended December 31,
	2020	2019
Distributions	$2,311,000	$1,831,000

Cash received for distributions	$1,620,000	$1,667,000

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties owned by our Equity-Method Investments, as defined in the agreements. For the years ended December 31, 2020 and 2019, we recorded approximately $1.3 million and $1.2 million, respectively, in acquisition and asset management fees.

Results of Operations

Our results of operations are described below:

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Years Ended
	December 31,
	2020	2019	$ Change
Total rental revenues	$6,448,000	$6,862,000	$(414,000)
Less expenses:
Property operating costs	(947,000)	(862,000)	(85,000)
Net operating income (1)	5,501,000	6,000,000	(499,000)
Acquisition and asset management fees	1,312,000	1,174,000	138,000
Interest income from notes receivable	27,000	29,000	(2,000)
General and administrative	(4,063,000)	(4,476,000)	413,000
Depreciation and amortization	(1,667,000)	(1,750,000)	83,000
Income from equity-method investees	555,000	184,000	371,000
Other income	58,000	207,000	(149,000)
Interest expense	(2,280,000)	(2,612,000)	332,000
Gain on sale of real estate properties	-	4,274,000	(4,274,000)
Net (loss) income	(557,000)	3,030,000	(3,587,000)
Noncontrolling interests’ share in net (income) loss	(56,000)	83,000	(139,000)
Net loss (income) applicable to common stockholders	$(613,000)	$3,113,000	$(3,726,000)

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues less property operating costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, other income, interest expense, and gain on sale of real estate. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses. Net operating income decreased $0.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the sale of our four NC Properties (see Note 11 to the accompanying Notes to Consolidated Financial Statements).

The net increase in acquisition and asset management fees of $0.1 million is primarily due to the increase in asset management fees related to our investment in the Indiana JV which was acquired in March 2019.

The net decrease in general and administrative expenses of $0.4 million is primarily due to a decrease in executive bonuses of approximately $0.5 million and stock-based compensation of $0.1 million offset by an increase in legal and other professional expenses of approximately $0.2 million.

The net decrease in depreciation and amortization and interest expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily due to the sale of our four NC Properties (see Note 11 to the accompanying Notes to Consolidated Financial Statements).

The net increase in income from equity-method investees of approximately $0.4 million is primarily due to the following transactions in 2019: (i) refinancing of the FPH JV properties and the related write-off of fees and deferred financing costs from the previous lender; (ii) the termination of two leases in our JV properties; and (iii) the write-off of certain costs associated with those lease terminations. Additionally, we have benefited from the decline in applicable interest rates on the loans with variable interest rates in 2020.

The gain on sale of real estate properties is due to the sale of our four NC Properties in 2019 (see Note 11 to the accompanying Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $14.7 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

We pursued options for refinancing debt obligations with long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans. In April 2020 and 2019 and September 2018, , we refinanced our remaining outstanding loans with HUD-insured loans that mature between 2053 and 2055, respectively.

Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties.

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted and was modified in December 2020 (the “CARES Act”). The CARES Act is a stimulus package that provides various forms of relief through, among other things, grants, loans and tax incentives to certain businesses and individuals. In particular, the CARES Act created an emergency lending facility known as the Paycheck Protection Program (PPP), which is administered by the Small Business Administration (SBA) and provides federally insured and, in some cases, forgivable loans to certain eligible businesses so that those businesses can continue to cover certain of their near-term operating expenses and retain employees. We did not obtain a PPP loan. We have evaluated the CARES Act and determined that there was no impact to the Company for the year ended December 31, 2020. We will continue to evaluate and monitor the CARES Act, and any new COVID-19-related legislation to determine the ultimate impact and benefits, if any, to the Company.

Credit Facilities and Loan Agreements

As of December 31, 2020, we had debt obligations of approximately $47.2 million. The outstanding balance by loan agreement is as follows:

•	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $10.3 million maturing September 2053
•	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $36.9 million maturing from September 2039 through April 2055

As of December 31, 2020, 100% of our total debt obligations were under fixed interest rates.

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

None.

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

Impairment of Real Estate Properties

An assessment as to whether our investments in real estate are impaired is highly subjective. Impairment calculations involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property at the point in time when a valuation analysis is performed. We review our properties for recoverability when events or circumstances, including changes in the Company's use of property or the strategy for its overall business, plans to sell a property before its depreciable life has ended, occupancy changes, significant near-term lease expirations, significant deteriorations of the underlying cash flows of the property, and other market factors indicate that the carrying amount of the property may not be recoverable. Impairment is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

We did not record any impairment charges during the years ended December 31, 2020 or 2019 for properties held and used.

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

We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may be other than temporarily impaired and when the carrying value may exceed the fair value. No events or changes have occurred as of December 31, 2020 and 2019 that would affect the carrying value of our equity-method investments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, under the supervision of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, as of December 31, 2020, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that these disclosure controls and procedures are effective.

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

Based on their evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

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

J. Steven Roush, CPA, age 74, serves on our Audit, Independent Directors, Compensation and Investment Committees. Mr. Roush chairs our Board of Directors and our Audit Committee. Mr. Roush’s terms on our Board and the Committees noted above expire on the date of the 2021 Annual Meeting. Mr. Roush retired from PricewaterhouseCoopers (PWC) in 2007 after 39 years, 30 of those as a Partner. Mr. Roush brings experience in a diverse number of industries ranging from manufacturing, non-profits and retail (restaurants) with concentrations in real estate (office, residential, hospitality and commercial) telecommunications and pharmaceutical. He has a background in dealing with both private and public company boards of directors. Mr. Roush has a Bachelor of Science Degree in Accounting from Drake University and an Executive Masters Professional Director Certification from the American College of Corporate Directors. Mr. Roush has served on our Board since 2014.

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

Suzanne Koenig, age 60, serves on our Audit, Independent Directors, Compensation and Investment Committees. Ms. Koenig’s terms on our Board and the Committees noted above expire on the date of the 2021 Annual Meeting. Ms. Koenig is president and founder of SAK Management Services LLC, a nationally recognized long-term care management and healthcare consulting services company, where she has worked for 18 years.  With over 25 years of extensive experience as an owner and operator, Ms. Koenig offers specialized skills in operations improvement, staff development and quality assurance with particular expertise in marketing, census development and operations enhancement for the whole spectrum of senior housing, long-term care and other healthcare entities requiring turnaround services. Ms. Koenig has served on our Board since 2015.

Ms. Koenig’s professional experience has included executive positions in marketing, development and operations management for both regional and national healthcare providers representing property portfolios throughout the United States. Recently Ms. Koenig has been appointed as the Patient Care Ombudsman, Examiner, Receiver and Chapter 11 Trustee in several of the new Health Care Bankruptcy Filings (Chapter 11 and Chapter 7) with the advent of the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005, including healthcare entities such as physician practices and hospitals.  In addition, Ms. Koenig has served in an advisory and consulting capacity for numerous client engagements involving bankruptcy proceedings as well as in turnaround management situations. She offers proven proficiency in maximizing financial return and cash flow, while maintaining the highest standards of quality care.

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

Ms. Koenig also serves as an officer and director for several of the states’ long term care provider associations. Ms. Koenig is the former Co-Chair of the American Bankruptcy Institute’s Health Care Insolvency Committee and Ms. Koenig is a Board of Director for the Global Turnaround Management Association Chapter.   Ms. Koenig is a frequent speaker for various healthcare industry associations and business affiliates where she conducts continuing education and training programs. She holds a Master of Science Degree from Spertus College, Illinois, and a Bachelor of Social Work Degree from the University of Illinois, Champaign-Urbana, Illinois.

Kent Eikanas, age 51, currently serves as our Chief Executive Officer and Secretary. Further information regarding Mr. Eikanas’ business experience and specific skills that qualify him to serve as a director of the Company is set forth below in the “Executive Officers” section. Mr. Eikanas’ term on our Board expires on the date of the 2021 Annual Meeting. Mr. Eikanas has served on our Board since 2016.

Executive Officers

Mr. Kent Eikanas is our Chief Executive Officer. Our Chief Financial Officer, Chief Operating Officer and Treasurer is Ms. Elizabeth Pagliarini.

Kent Eikanas, age 51, currently serves as our Chief Executive Officer and Secretary. Mr. Eikanas has served as Chief Executive Officer since August 2019, President since September 2012, and previously served as Chief Operating Officer since July 2012. He has successfully transitioned the Company from industrial properties to senior housing, building the Company portfolio to 57 assets under management. From 2008 to 2012, Mr. Eikanas served as Vice President of Senior Housing for a private equity group, where he closed over $100 million in senior housing real estate refinances, dispositions and acquisitions. In addition, Mr. Eikanas was responsible for asset management of over $700 million in senior housing assets, was a key contributor to the launch of a skilled nursing operating company based in Dallas, Texas, as well as helped grow the operating company from 14 facilities to 35 facilities. From 2003 to 2008, Mr. Eikanas was the Vice President of Acquisitions for a private real estate company and closed over $200 million in senior housing real estate. Mr. Eikanas has overseen licensing for skilled nursing facilities, assisted living facilities and memory care facilities in California, Texas, Rhode Island, Oregon and Pennsylvania. Mr. Eikanas graduated from California State University Sacramento with a Bachelor of Arts Degree in Psychology and a minor in Business Administration. Mr. Eikanas is often asked to speak and has presented at industry conferences and events both in the Unites States and abroad.

Elizabeth Pagliarini, age 50, currently serves as our Chief Operating Officer, Chief Financial Officer and Treasurer and has been with the Company since June 2014. She has served as Chief Financial Officer and Treasurer since September 2014 and Chief Operating Officer since August 2019. Ms. Pagliarini is a seasoned executive with over 25 years of experience in financial services and investment banking having held positions including chief executive officer, president, chief financial officer and chief compliance officer. Ms. Pagliarini successfully broke the “glass ceiling” in her mid-twenties as chief executive officer and chairwoman of the board of an investment brokerage subsidiary of a public company in Beverly Hills, California. She also co-founded a boutique investment bank and registered broker-dealer. Prior to working at Summit, Ms. Pagliarini was a principal at a securities litigation and financial consulting firm since 2001 and chief compliance officer and FINOP (financial and operations principal) at a Los Angeles-based investment bank from 2005-2008.  Ms. Pagliarini received her Bachelor of Science in Business Administration with a concentration in Finance from Valparaiso University where she was honored with their highest academic award, the Presidential Scholarship. She is also a Certified Fraud Examiner (CFE).

Ms. Pagliarini is a member of the Board of Directors of First Foundation Inc. (NASDAQ: FFWM), and serves on its audit, compensation, and nominating and governance committees.  She also sits on the City Council of Mission Viejo, California Investment Advisory Commission.  In addition, she proudly serves on the Emeritus Board of Directors for Forever Footprints, a non-profit organization that provides support to families that have suffered the loss of a baby during pregnancy or infancy and educates the medical community to improve quality of care and response. In January 2020, Ms. Pagliarini was awarded with the Lifetime Achievement Award at the Orange County Business Journal’s CFO of the Year Awards after receiving nominations for CFO of the Year in both 2019 and 2020. She has also been named one of “20 Women to Watch” by OC Metro magazine and nominated for The Orange County Business Journal’s Women in Business Award. Additionally, she has been honored by Step Up Women’s Network as the recipient of their prestigious Commitment to Philanthropy Volunteer Award and by Forever Footprints as the winner of their Compassion Award.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of our Board and our executive officers. The Code of Business Conduct and Ethics can be accessed through our website: www.summithealthcarereit.com/code-of-business-conduct-and-ethics.

No Changes to Director Nomination Procedures

Since the date of our proxy statement for our 2020 Annual Meeting, there have been no changes to the procedures by which our stockholders may recommend nominees to our Board.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain information concerning compensation for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary	Bonus		Option Awards	All Other Comp		Total
Kent Eikanas Chief Executive	2020	$368,160	$120,000		$-	$11,400	(3)	$499,560
Officer and Secretary	2019	$350,660	$312,978	(1)	$-	$11,200	(2)	$674,838
Elizabeth Pagliarini Chief Financial Officer,	2020	$289,410	$120,000		$-	$11,400	(3)	$420,810
Chief Operating Officer and Treasurer	2019	$275,660	$312,978	(1)	$-	$11,200	(2)	$599,838

(1)	Includes $35,000 cash bonus relating to 2019 performance which was paid in 2020.
(2)	This amount relates to the employer matching 401(K) contributions earned in 2019 which were paid in 2020.
(3)	This amount relates to the employer matching 401(K) contributions earned in 2020 which were paid in 2021.

Employment Agreements with Named Executive Officers

The Company has entered into employment agreements, as amended, with each of its named executive officers, Kent Eikanas, Chief Executive Officer and Secretary, and Elizabeth Pagliarini, Chief Financial Officer, Chief Operating Officer and Treasurer which expire in October 2021. These employment agreements were approved by the Company’s Compensation Committee and Board of Directors. Each employment agreement has a three-year term and contains standard terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a special cash payment following a change in control of the Company. The base salaries for each of Mr. Eikanas and Ms. Pagliarini are subject to annual merit increases. Effective January 1, 2021, the Company’s Compensation Committee approved an increase in the base salaries for each of Mr. Eikanas and Ms. Pagliarini to $425,000 and $400,000 per year, respectively.

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

Director Compensation

In the event that a director is also one of our full-time executive officers, we do not pay any compensation for services rendered as a director. The amount and form of compensation payable to our directors for their service to us is determined by the Compensation Committee of our Board, based in part on its evaluation of third-party board compensation information.

The following table summarizes the annual compensation received by our independent directors for the fiscal year ended December 31, 2020.

Name	Fees Earned or Paid in Cash in 2020	Stock Awards	Total
J. Steven Roush	$82,000	$-	$82,000
Suzanne Koenig	$62,000	$-	$62,000

During fiscal year 2020, we paid each of our independent directors’ compensation as follows:

$50,000 annual retainer, paid pro-rata monthly ($12,500 per director per quarter);

•	Board meeting fee of $2,000 per meeting for each regularly scheduled Board meeting ($2,000 per director per quarter);

•	Special Board meeting fee of $1,000 per meeting, per director, which will apply to any Board meeting called by an executive officer of the Company that is not a regular scheduled Board meeting;

•	Committee fees of $1,000 per committee meeting duly called by an officer of the Company (approximately $1,000 per director per quarter, plus other meetings); and

•	Annual fee of $12,500 for the Chairman of the Board of Directors and $7,500 for the Chairman of the Audit Committee.

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

Outstanding Equity Awards as of December 31, 2020

The following table presents information regarding the outstanding equity awards held by each of our named executive officers as of December 31, 2020, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable		Option Exercise Price	Option Expiration Date
Kent Eikanas	300,000	-		$1.72	12/22/2025
Kent Eikanas	109,678	-		$2.02	12/1/2026
Kent Eikanas	100,000	-		$2.04	4/1/2027
Kent Eikanas	26,167	-		$2.26	11/7/2027
Kent Eikanas	120,000	-		$2.24	4/1/2028
Kent Eikanas	206,156	18,844	(1)	$2.26	3/1/2029
Elizabeth Pagliarini	100,000	-		$1.72	12/17/2025
Elizabeth Pagliarini	73,118	-		$2.02	12/1/2026
Elizabeth Pagliarini	70,000	-		$2.04	4/1/2027
Elizabeth Pagliarini	17,445	-		$2.26	11/7/2027
Elizabeth Pagliarini	80,000	-		$2.24	4/1/2028
Elizabeth Pagliarini	206,156	18,844	(1)	$2.26	3/1/2029

(1)	6,281 stock options vest monthly and become fully vested on March 1, 2021

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Our equity compensation plan information as of December 31, 2020 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,871,908	$2.09	1,128,092
Equity compensation plans not approved by security holders	—	—	—
Total	1,871,908	$2.09	1,128,092

OWNERSHIP OF EQUITY SECURITIES

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 15, 2021, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock. The percentage of beneficial ownership is calculated based on 23,027,978 shares of common stock outstanding as of March 15, 2021.

	Amount and Nature
	of Beneficial		Percentage
Name and Address of Beneficial Owner	Ownership		of Class
MacKenzie Capital Management, LP 1640 School Street Moraga CA 94556	1,691,157	(1)	7.6%

(1) This information is based on information received from the Company’s transfer agent regarding the holdings of MacKenzie Realty Capital, Inc. and its affiliates (collectively, “MacKenzie”), which stated that MacKenzie held an aggregate of approximately 1,691,157 shares as of February 2, 2021.

Security Ownership of Management

The following table sets forth information as of March 15, 2021, regarding the beneficial ownership of our common stock by each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 23,027,978 shares of common stock outstanding as of March 15, 2021.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Kent Eikanas	880,845	3.8%
Elizabeth Pagliarini	565,563	2.5%
J. Steven Roush	140,556	*
Suzanne Koenig	98,889	*
All current directors and executive officers as a group (4 persons)	1,685,853	7.3%

*	Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 15, 2021. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the securities listed are pledged as security.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Independent Directors Committee has reviewed the material transactions between the Company and our affiliates (including CRA, our former advisor) since the beginning of 2020, as well as any such currently proposed transactions. Set forth below is a description of such transactions.

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

For the year ended December 31, 2020, we recorded approximately $1.3 million in asset management fees as the manager of the Equity-Method Investments.

Our Relationships with CRA, our former advisor

Until April 1, 2014, and subject to certain restrictions and limitations, our business was managed pursuant to an advisory agreement (the “Advisory Agreement”) with CRA. See Note 9 to the accompanying Notes to Consolidated Financial Statements for more information regarding current legal proceedings involving CRA and the Company.

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

Director Independence

Our charter contains detailed criteria for determining the independence of our directors and requires a majority of the members of our Board to qualify as independent. Our Board consults with our legal counsel to ensure that its independence determinations are consistent with our charter and applicable securities and other laws and regulations. Consistent with these considerations, after reviewing all relevant transactions or relationships between each director, or any of his family members and the Company, our senior management and our independent registered public accounting firm, our Board has determined that a majority of our Board is independent. Furthermore, although our shares are not listed on a national securities exchange, our Board reasonably believes that a majority of our Board and, thus, a majority of our Audit Committee, Independent Directors Committee, Compensation Committee and Investment Committee are independent under the Nasdaq Stock Exchange listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table lists the aggregate fees billed for services rendered by BDO USA, LLP, our principal accountant, for 2020 and 2019:

Services	2020	2019
Audit Fees(1)	$363,501	$365,773
Audit Related Fees(2)	82,104	88,420
Total	$445,605	$454,193

(1)	Audit fees billed in 2020 and 2019 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, consents, and other audit services related to filings with the SEC.
(2)	Audit related fees billed in 2020 and 2019 consisted of property level audits for U.S. Department of Housing and Urban Development (“HUD”) compliance and related fees.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Equity for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

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

Stockholders and Board of Directors

Summit Healthcare REIT, Inc.

Lake Forest, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Healthcare REIT, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Asset Impairment – Identification of Triggering Events for Real Estate Properties

The Company has recorded real estate properties, net of accumulated depreciation and amortization, of $44.9 million as of December 31, 2020. As discussed in Note 2 to the consolidated financial statements, the Company evaluates real estate properties for impairment on a property-by-property basis when events or circumstances indicate that the carrying value might not be recoverable. Impairment is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

We identified management’s evaluation of impairment triggering events for real estate properties as a critical audit matter due to the subjectivity required in evaluating potential impairment indicators including changes in the Company's use of property or the strategy for its overall business, plans to sell a property before its depreciable life has ended, occupancy changes, significant near-term lease expirations, significant deteriorations of the underlying cash flows of the property, and other market factors, which may indicate that the carrying amount of the property may not be recoverable. Auditing these elements and assumptions involved increased auditor judgment and effort in performing our procedures.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating management’s identification and assessment of potential impairment triggering events, including changes in the nature of the property, plans to sell a property before its depreciable life has ended, changes in occupancy, significant near-term lease expirations, and declining property performance against historical operating results.

•	Discussing intended holding periods with management and reviewing internal documentation, including executed leases, property operational information, and Board of Director minutes, to assess if indicators of impairment were present.

•	Evaluating third party market information, including capitalization rates and the impacts of the COVID-19 pandemic on the industry, to assess if indicators of impairment were present.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Costa Mesa, California

March 26, 2021

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$14,658,000	$13,260,000
Restricted cash	2,933,000	2,817,000
Real estate properties, net	44,921,000	46,513,000
Notes receivable	262,000	575,000
Tenant and other receivables, net	4,677,000	3,812,000
Deferred leasing commissions, net	536,000	607,000
Other assets, net	1,203,000	594,000
Equity-method investments	11,375,000	13,131,000
Total assets	$80,565,000	$81,309,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,530,000	$2,504,000
Security deposits	664,000	664,000
Loans payable, net of debt issuance costs	45,274,000	45,577,000
Total liabilities	48,468,000	48,745,000

Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at December 31, 2020 and 2019	23,000	23,000
Additional paid-in capital	116,335,000	116,184,000
Accumulated deficit	(84,456,000)	(83,843,000)
Total stockholders’ equity	31,902,000	32,364,000
Noncontrolling interests	195,000	200,000
Total equity	32,097,000	32,564,000
Total liabilities and equity	$80,565,000	$81,309,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2020 and 2019

	2020	2019
Revenues:
Total rental revenues	$6,448,000	$6,862,000
Acquisition and asset management fees	1,312,000	1,174,000
Interest income from notes receivable	27,000	29,000
Total operating revenue	7,787,000	8,065,000

Expenses:
Property operating costs	947,000	862,000
General and administrative	4,063,000	4,476,000
Depreciation and amortization	1,667,000	1,750,000
Total operating expenses	6,677,000	7,088,000

Other operating income:
Gain on sale of real estate properties	-	4,274,000
Operating income	1,110,000	5,251,000

Income from equity-method investees	555,000	184,000
Other income	58,000	207,000
Interest expense	(2,280,000)	(2,612,000)
Net (loss) income	(557,000)	3,030,000
Noncontrolling interests’ share in net (income) loss	(56,000)	83,000
Net (loss) income applicable to common stockholders	$(613,000)	$3,113,000

Earnings per common share:
Basic:
(Loss) income from continuing operations	$(0.03)	$0.14
Net (loss) income applicable to common stockholders	$(0.03)	$0.14

Diluted:
(Loss) income from continuing operations	$(0.03)	$0.13
Net (loss) income applicable to common stockholders	$(0.03)	$0.13

Weighted average shares used to calculate earnings per common share:
Basic	23,027,978	23,027,978
Diluted	23,027,978	23,506,478

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2020 and 2019

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2019	23,027,978	$23,000	$115,950,000	$(86,956,000)	$29,017,000	$349,000	$29,366,000
Stock-based compensation	—	—	234,000	—	234,000	—	234,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(66,000)	(66,000)
Net income (loss)	—	—	—	3,113,000	3,113,000	(83,000)	3,030,000
Balance — December 31, 2019	23,027,978	$23,000	$116,184,000	$(83,843,000)	$32,364,000	$200,000	$32,564,000
Stock-based compensation	—	—	151,000	—	151,000	—	151,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(61,000)	(61,000)
Net (loss) income	—	—	—	(613,000)	(613,000)	56,000	(557,000)
Balance — December 31, 2020	23,027,978	$23,000	$116,335,000	$(84,456,000)	$31,902,000	$195,000	$32,097,000

The accompanying notes are an integral part of these consolidated financial statements

 SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities:
Net (loss) income	$(557,000)	$3,030,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt issuance costs	90,000	134,000
Depreciation and amortization	1,667,000	1,750,000
Straight line rents	(227,000)	(357,000)
Write-off of debt issuance costs	77,000	-
Stock-based compensation expense	151,000	234,000
Gain on sale of real estate properties	-	(4,274,000)
Income from equity-method investees	(555,000)	(184,000)
Change in operating assets and liabilities:
Tenant and other receivables, net	700,000	332,000
Other assets	(703,000)	(91,000)
Accounts payable and accrued liabilities	117,000	261,000
Net cash provided by operating activities	760,000	835,000

Cash flows from investing activities:
Proceeds from sale of real estate properties, net of transaction costs	-	24,852,000
Issuance of notes receivable	-	(253,000)
Investments in equity-method investees	-	(5,060,000)
Distributions received from equity-method investees	972,000	1,224,000
Payments from notes receivable	313,000	408,000
Net cash provided by investing activities	1,285,000	21,171,000

Cash flows from financing activities:
Proceeds from issuance of loans payable	11,863,000	3,872,000
Payments of loans payable	(11,677,000)	(22,982,000)
Distributions paid	-	(1,499,000)
Distributions paid to noncontrolling interests	(61,000)	(66,000)
Debt issuance costs	(656,000)	(210,000)
Net cash used in financing activities	(531,000)	(20,885,000)
Net increase in cash, cash equivalents and restricted cash	1,514,000	1,121,000
Cash, cash equivalents and restricted cash — beginning of year	16,077,000	14,956,000
Cash, cash equivalents and restricted cash – end of year	$17,591,000	$16,077,000

Supplemental disclosure of cash flow information:
Cash paid for interest:	$1,828,000	$2,289,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 100% of three properties, 95.3% of four properties, a 10% equity interest in an unconsolidated equity-method investment that holds 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, a 10% equity interest in an unconsolidated equity-method investment that holds six properties and a 15% equity interest in an unconsolidated equity-method investment that holds 14 properties. Summit is a Maryland corporation, formed in 2004 under the General Corporation Law of Maryland for the purpose of investing in and owning real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, including Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), except where the context otherwise requires.

We conduct substantially all of our operations through the Operating Partnership, which is a Delaware limited partnership. We own a 99.88% general partner interest in the Operating Partnership, and Cornerstone Realty Advisors, LLC (“CRA”), a former affiliate, owns a 0.12% limited partnership interest. Summit and the Operating Partnership are managed and operated as one entity, and Summit has no significant assets other than its investment in the Operating Partnership. Summit, as the general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. Therefore, the assets and liabilities of Summit and the Operating Partnership are the same.

Cornerstone Healthcare Partners LLC

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated within our financial statements and owns four properties (the “JV Properties”) with another partially owned subsidiary. As of December 31, 2020, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest. See Note 11 for the disposition of real estate properties which includes one of the JV Properties.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April, 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements (see Note 5). As of December 31, 2020 and 2019, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2020 and 2019, we have a 35% interest in the Fantasia JV which owns two properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2020 and 2019, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC – Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2020 and 2019, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC – Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2020 and 2019, we have a 10% interest in the FPH JV which owns six properties.

Indiana JV– Equity-Method Investment

In February 2019, through our wholly-owned subsidiary, Summit Indiana, LLC, we formed a new joint venture, a Delaware limited liability company (the “Indiana JV”). On March 13, 2019, we entered into a Limited Liability Company Agreement (the “Indiana JV Agreement”) with two unrelated parties: a real estate holding company and a global institutional asset management firm, both Delaware limited liability companies. The Indiana JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method. As of December 31, 2020 and 2019, we have a 15% interest in the Indiana JV which owns 14 properties.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, the Operating Partnership, and its consolidated companies and are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2020, we had cash accounts in excess of FDIC-insured limits. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$14,658,000	$13,260,000
Restricted cash	2,933,000	2,817,000
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$17,591,000	$16,077,000

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

Impairment of Real Estate Properties

We evaluate the recoverability of the carrying value of our real estate properties on a property-by-property basis. We review our properties for recoverability when events or circumstances, including changes in the Company's use of property or the strategy for its overall business, plans to sell a property before its depreciable life has ended, occupancy changes, significant near-term lease expirations, significant deteriorations of the underlying cash flows of the property, and other market factors indicate that the carrying amount of the property may not be recoverable. Impairment is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

We recorded no impairment charges in 2020 and 2019.

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

There were no assets or liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2020.

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

As of December 31, 2020 and 2019, the fair value of loans payable was $52.6 million and $47.4 million, compared to the principal balance (excluding debt discount) of $47.2 million and $47.0 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of December 31, 2020, we utilized discount rates ranging from 2.8% to 4.2% and a weighted average discount rate of 2.8%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liabilities within the fair value hierarchy.

At December 31, 2020 and 2019, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Variable Interest Entities

We analyze our contractual and/or other interests to determine whether such interests constitute an interest in a VIE in accordance with ASC 810, Consolidation, and, if so, whether we are the primary beneficiary. If we are determined to be the primary beneficiary of a VIE, we must consolidate the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; and (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We evaluated our wholly and partially-owned subsidiaries, CHP, LLC and equity method investments to determine if they are a VIE, and if such VIE should be consolidated. The Operating Partnership and CHP, LLC are consolidated as the Company is deemed the primary beneficiary. Our Operating Partnership’s equity investment in SUL JV, Fantasia JV, Fantasia II JV, Fantasia III JV, FPH JV and Indiana JV met the definition and criteria of VIEs. However, as we do not have power to direct the activities that most significantly impact economic performance of these VIEs, they are accounted for under the equity method of accounting and are reflected as Equity-method investment.

Tenant and Other Receivables

Tenant and other receivables are comprised of rental and tenant reimbursement billings due from tenants, the cumulative amount of future adjustments necessary to present rental income on a straight-line basis, asset management fees and distributions receivable. Tenant receivables for rental revenues are recorded at the original amount earned.

Allowance for Credit Losses

The allowance for credit losses is maintained on all receivables except for lease receivables and is maintained at a level believed adequate to absorb potential losses in our receivables. The determination of the credit allowance is based on a quarterly evaluation of each of these receivables, including general economic conditions and estimated collectability. We evaluate the collectability of our receivables based on a combination of credit quality indicators, including, but not limited to, payment status, historical charge-offs, and financial strength of the lessee or equity method investment. A receivable is considered to have deteriorated in credit quality when, based on current information and events, it is probable that we will be unable to collect all amounts due. As of December 31, 2020, the allowance for credit losses is immaterial.

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

Deferred Leasing Commissions

Leasing commissions (paid to CRA prior to April 1, 2014) were capitalized at cost and are being amortized on a straight-line basis over the related lease term. As of December 31, 2020 and 2019, total costs incurred were $1.1 million, and the unamortized balance was approximately $0.5 million and $0.6 million, respectively. Amortization expense for the years ended December 31, 2020 and 2019 was approximately $70,000 and $51,000, respectively.

Other Assets

Other assets consist primarily of deferred financing and acquisition costs, prepaid insurance, property taxes and other. Additionally, other assets will be amortized to expense over their future service periods. Balances without future economic benefit are expensed as they are identified.

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

We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. If it is determined that a decline in the fair value of our investments is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors. We did not record any impairments related to our equity-method investments for the years ended December 31, 2020 and 2019.

Rental Revenue

On January 1, 2019, the Company adopted the FASB Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”), using the modified retrospective approach and have elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, permits us to carry forward our prior conclusions for lease classification, the ability not to reassess whether any existing or expired contracts contain leases, lease classifications for existing or expired leases, and initial direct costs on existing leases. We also made an accounting policy election to keep short-term leases less than twelve months off the balance sheet for all classes of underlying assets. The new standard requires a lessor to classify leases as either sales-types, finance or operating leases. A lease will be treated as a sales-type lease if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results.

After evaluating our tenant leases, we have concluded that these are operating-type leases. Additionally, lessors were provided with the option to elect a practical expedient, which we elected, allowing them to not separate lease and nonlease components in a contract for the purpose of revenue recognition and disclosure. This practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the nonlease component and the related lease component and (ii) the lease component, if accounted for separately, would be classified as an operating lease. This practical expedient causes an entity to assess whether a contract is predominantly lease or service based and recognize the entire contract under the relevant accounting guidance (i.e., predominantly lease-based would be accounted for under ASU 2016-02 and predominantly service-based would be accounted for under ASC 606).

The FASB also issued ASU 2019-20 “Leases (Topic 842) - Narrow Improvements for Lessors,” which provided lessors the ability to make an accounting policy election not to evaluate whether certain sales taxes and other similar taxes imposed by a governmental authority on a specific lease revenue producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. A lessor that makes this election will exclude these taxes from the measurement of lease revenue and the associated expense. Upon adoption of ASC 842, we utilized this practical expedient in cases where real estate taxes were paid directly by our tenants to taxing authorities. For triple-net leasing arrangements in which the tenant remits payment for real estate taxes to us and we pay the taxing authority, we have included the associated revenue and expense in total rental revenues and property operating costs on the consolidated statements of operations. This reporting had no impact on our net income.

Additionally, under Topic 842, we must assess if all payments due under the lease are likely to be collected. If tenant lease payments are not likely to be collected, then the revenues will be recognized on a cash basis (or if the answer changes at a later date, the revenues are adjusted to reflect what it would have been on a cash basis) and the adjustments will be recorded through rental revenues, rather than bad debt expense. We did not have any collectability issues for the year ended December 31, 2020.

Acquisition and Asset Management Fees

The Company records acquisition and asset management fee revenue based on ASC 606, Revenue from Contracts with Customers (Topic 606). Acquisition fees arise from contractual agreements with our joint venture partners and are earned and paid at the time we close an acquisition, therefore, satisfying our performance obligations at that time. We earn our asset management fees based on a percentage of the purchase price or equity raised. As the manager, our duty is to manage the day-to-day operations of the special-purpose entities which own the properties. Asset management fees are recognized as a single performance obligation (managing the properties) comprised of a series of distinct services (handling issues with our tenants, etc.). We believe that the overall service of asset management is substantially the same each day and has the same pattern of performance over the term of the agreement. As a result, each day of service represents a performance obligation satisfied at that point in time. These fees are recognized at the end of each period for services performed during that period, billed monthly and paid quarterly.

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

Noncontrolling Interest in Consolidated Subsidiary

Noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by us. As of December 31, 2020 and 2019, the noncontrolling interest mainly relates to CHP, LLC.

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

We have elected to treat SAM TRS as a taxable REIT subsidiary, which generally may engage in any business, including the provision of customary or non-customary services for our tenants. SAM TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. SAM TRS has deferred tax assets related to their NOL (which expires in or after 2035 for federal and state) for a total of $1,493,000, which has a full valuation allowance as of December 31, 2020 and 2019. Due to the losses incurred and the full valuation allowance on deferred tax assets, there was no tax provision related to SAM TRS in 2020 and 2019.

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

Lake Forest Lease

We have entered into a lease agreement, as amended, for corporate office space located in Lake Forest, California, which expires in April 2022 (the “LF Lease”). In 2019, based on Topic 842, we recorded a right-of-use asset and lease liability equal to the present value of the remaining lease payments within the consolidated balance sheet. As a result, the Company recognized a right-of-use asset (“ROU”) of $0.3 million and a lease liability of $0.3 million on its consolidated balance sheet as of January 1, 2019.

As of December 31, 2020 and 2019, the Company had a ROU operating lease asset of $0.1 million and $0.2 million, respectively, recorded in other assets in our consolidated balance sheets and a lease liability of $0.1 million and $0.2 million, respectively, recorded in our consolidated balance sheets in accrued liabilities.

The Company recognized lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations within general and administrative expenses in the consolidated statements of operations. For the years ended December 31, 2020 and 2019, the Company recognized approximately $0.1 million in lease expense.

For the years ended December 31, 2020 and 2019, the Company paid $100,000 in rent relating to the LF Lease. As a payment arising from an operating lease, the $0.1 million is classified within operating activities in the consolidated statements of cash flows.

As of December 31, 2020, the remaining lease term for LF Lease is 16 months. Because we do not have access to the discount rate implicit in the lease, we have utilized our estimated incremental borrowing rate as the discount rate. The estimated discount rate associated with our corporate operating lease is 5%.

Pursuant to ASC 842, lease payments on the LF Lease for each of the following years ending December 31 are as follows:

Year	Lease payments
2021	$108,000
2022	36,000
Total lease payments	$144,000
Less effect of discounting	(5,000)
Total lease liability	$139,000

Recently Issued Accounting Pronouncements

In January 2020, the FASB issued ASU 2020-01 (“Update”) to clarify the interaction among the accounting standards for equity securities, equity method investments and certain derivatives. The new ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company believes the implementation of the new standard will not have a material effect on its financial position, results of operations, and cash flows.

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

Coronavirus (COVID-19)

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the United States and more than 200 countries. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and measures to prevent its spread negatively impacted senior housing and skilled nursing facilities in a number of ways, including but not limited to:

•	Decreased occupancy and increased operating costs for the Company’s tenants and borrowers, which may adversely impact their ability to make full and timely rental and debt payments to the Company. As of and for the year ended December 31, 2020, the Company has not provided any rental concessions. However, the Company may have to restructure tenants’ long-term rent obligations in the future and may not be able to do so on terms that are as favorable to the Company as those currently in place. Reduced or modified rental and debt amounts could result in the determination that the full amounts of the Company’s real estate properties and notes receivable are not recoverable, which could result in an impairment charge.

•	Decreased occupancy and increased operating costs for the Company’s Equity-Method Investments that own senior housing and skilled nursing facilities, which may negatively impact the operating results of these investments. As of and for the year ended December 31, 2020, the Equity-Method Investments have not provided any rental concessions. However, the Equity-Method Investments may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to the Equity-Method Investments as those currently in place. Prolonged deterioration in the operating results for these investments could result in the determination that the full amounts of the Company’s investments are not recoverable, which could result in an impairment charge.

It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on our operations and results as the situation is continuing to evolve.  We have not seen a material impact on rental revenue from any of our consolidated properties or debt payments from borrowers on notes receivable. However, under a court order, a receiver assumed the responsibilities of operating and managing the Pennington Gardens facility in Chandler, Arizona. Based upon need and request, the Company may provide rent relief, either in the form of a temporary rent reduction to be paid back over time or permanent abatement of rent for a specific time period. Additionally, some of our Equity-Method Investment tenants have also experienced decreased occupancy and increased operating costs related to COVID-19, however, this has not had a material effect on our consolidated financial statements. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the demand for senior housing and skilled nursing and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity, including recording impairments, lease modifications and credit losses associated with notes receivable in future periods.

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted and amended in December 2020 (the “CARES Act”). The CARES Act is a stimulus package that provides various forms of relief through, among other things, grants, loans and tax incentives to certain businesses and individuals. In particular, the CARES Act created an emergency lending facility known as the Paycheck Protection Program (PPP), which is administered by the Small Business Administration (SBA) and provides federally insured and, in some cases, forgivable loans to certain eligible businesses so that those businesses can continue to cover certain of their near-term operating expenses and retain employees. We did not obtain a PPP loan. We have evaluated the CARES Act and determined that there was no impact on the Company for the year ended December 31, 2020. We will continue to evaluate and monitor the CARES Act, and any new COVID-19-related legislation to determine the ultimate impact and benefits, if any, to the Company.

3. Investments in Real Estate Properties

As of December 31, 2020 and 2019, investments in real estate properties including those held by our consolidated subsidiaries (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) are set forth below:

	2020	2019
Land	$6,237,000	$6,237,000
Buildings and improvements	48,295,000	48,295,000
Less: accumulated depreciation	(9,853,000)	(8,444,000)
Buildings and improvements, net	38,442,000	39,851,000
Furniture and fixtures	4,230,000	4,230,000
Less: accumulated depreciation	(3,988,000)	(3,805,000)
Furniture and fixtures, net	242,000	425,000
Real estate properties, net	$44,921,000	$46,513,000

Depreciation expense (excluding leasing commission amortization) for the years ended December 31, 2020 and 2019 was approximately $1.6 million and $1.7 million, respectively.

As of December 31, 2020, our portfolio consisted of seven real estate properties which were 100% leased to the tenants of the related facilities. See Note 11 for further information regarding the February 2019 disposition of our four properties located in North Carolina. On October 7, 2020, a receiver assumed the responsibilities of operating and managing the healthcare facility (the “Pennington Gardens Facility”) owned by our wholly owned subsidiary Summit Chandler, LLC (“Summit Chandler”) in Chandler, Arizona.

The following table provides summary information regarding our portfolio (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) as of December 31, 2020:

Property	Location	Date Purchased	Type(1)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,330,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,798,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	11,746,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,332,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,859,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,792,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,330,000
Total:				$57,265,000	$47,187,000

(1)	SNF is an abbreviation for skilled nursing facility. AL is an abbreviation for assisted living facility. MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases for our consolidated properties as of December 31, 2020 are as follows:

Years ending December 31,
2021	5,547,000
2022	5,662,000
2023	5,778,000
2024	5,441,000
2025	5,549,000
Thereafter	23,341,000
$51,318,000

2020 Acquisitions

None.

2019 Acquisitions

None.

4. Loans Payable

As of December 31, 2020 and 2019, loans payable consisted of the following:

	December 31, 2020	December 31, 2019
Loan payable to CIBC Bank USA refinanced in April 2020 and as of December 31, 2019, collateralized by Friendship Haven.	$-	$10,725,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	$10,330,000	$10,473,000

Loans payable to Lument (formerly ORIX Real Estate Capital, LLC) (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and as of December 31, 2020, collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial Assisted Living and Friendship Haven. As of December 31, 2019, collateralized by Sheridan, Fernhill, Pacific Health, Aledo and Sundial Assisted Living.	$36,857,000	$25,804,000
	47,187,000	47,002,000
Less debt issuance costs	(1,913,000)	(1,425,000)
Total loans payable	$45,274,000	$45,577,000

As of December 31, 2020, we have total debt obligations of approximately $47.2 million that will mature between 2039 and 2055. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of December 31, 2020, we were in compliance with all of our debt covenants.

In connection with our loans payable, we incurred debt issuance costs. As of December 31, 2020 and 2019, the unamortized balance of the debt issuance costs was approximately $1.9 million and $1.4 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the years ended December 31, 2020 and 2019, approximately $0.2 million and $0.1 million, respectively, of debt issuance costs were amortized and included in interest expense in our consolidated statements of operations.

During the years ended December 31, 2020 and 2019, we incurred approximately $2.1 million and $2.5 million, respectively, of interest expense related (excluding debt issuance cost amortization) to our loans payable.

The principal payments due on the loans payable (excluding debt issuance costs) for each of the five following years and thereafter ending December 31 are as follows:

Year	Principal Amount
2021	1,076,000
2022	1,116,000
2023	1,158,000
2024	1,201,000
2025	1,246,000
Thereafter	41,390,000
$47,187,000

The following information notes the loan activity for the years ended December 31, 2020 and 2019:

CIBC Bank USA

In March 2019, CHP Friendswood SNF, LLC entered into a $10,725,000, three-year term loan and security agreement with CIBC Bank USA, which was collateralized by the Friendship Haven facility. On April 23, 2020, we refinanced the existing CIBC loan with a Lument Capital (“Lument”) HUD-insured loan. See below under Lument for further information.

Lument Capital (formerly ORIX Real Estate Capital, LLC)

We have several properties with HUD-insured loans from Lument (formerly ORIX). See table above listing loans payable for further information.

On April 23, 2020, we refinanced our outstanding $10,725,000 loan payable for CHP Friendswood, LLC with a HUD-insured loan through Lument Capital. The loan bears interest at a fixed rate of 2.79%, plus 0.65% for mortgage insurance premiums for the term of the loan and is collateralized by Friendship Haven. The loan matures in April 2055 and amortizes over 35 years. The loan proceeds of approximately $11.9 million were used to pay down the outstanding loan balance of approximately $10.8 million to CIBC, to fund certain HUD reserves and to pay debt issuance costs of approximately $0.7 million. The note contains a prepayment penalty of 10% in year 1, which reduces each year by 100 basis points, until there is no longer a prepayment penalty beginning in year 11.

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

5. Equity-Method Investments

As of December 31, 2020 and 2019, the balances of our Equity-Method Investments were approximately $11.4 million and $13.1 million, respectively, and are as follows:

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

In April 2015, the Operating Partnership recorded a receivable for approximately $362,000 for distributions that could not be paid prior to the contribution of the original six properties contributed in April 2015 (“JV 2 Properties”) due to cash restrictions related to the loans payable for the contributed JV 2 Properties. In 2017, we received approximately $178,000 to pay down the distribution receivable from two of the JV 2 properties. In 2020, we received approximately $173,000 to pay down the distribution receivable from three of the JV 2 properties. As of December 31, 2020 and 2019, the receivable of $11,000 and $184,000, respectively, due from the JV 2 properties is included in tenant and other receivables on our consolidated balance sheets.

As of December 31, 2020 and 2019, the balance of our equity-method investment related to the SUL JV was approximately $2.7 million and $3.1 million, respectively.

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

As of December 31, 2020 and 2019, the balance of our equity-method investment related to the Fantasia JV was approximately $2.0 million and $2.1 million, respectively.

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

As of December 31, 2020 and 2019, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.4 million and $1.5 million, respectively.

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

As of December 31, 2020 and 2019, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.6 million and $1.6 million, respectively.

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

As of December 31, 2020 and 2019, the balance of our equity-method investment related to the FPH JV was approximately $0.2 million and $0.5 million, respectively.

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

On March 13, 2019, through the Indiana JV, we acquired a 15% interest in 14 skilled nursing facilities, located in Indiana.  Indiana JV paid a total aggregate purchase price of approximately $128.7 million for the properties, which was funded through capital contributions from the members of the Indiana JV plus the proceeds from a collateralized loan. The facilities are operated by and leased to an affiliate of the real estate holding company.

The Indiana JV will continue until an event of dissolution occurs, as defined in the Indiana JV Agreement.

Under the Indiana JV Agreement, net operating cash flow of the Indiana JV will be distributed monthly to the members pari passu in accordance with their respective capital percentages, and thereafter as defined in the Indiana JV Agreement.

As of December 31, 2020 and 2019, the balance of our equity-method investment related to the Indiana JV was approximately $3.5 million and $4.3 million, respectively.

Summarized Financial Data for Equity-Method Investments

Our Equity-Method Investments are significant equity-method investments in the aggregate.

The results of operations of our Equity-Method Investments for the year ending December 31, 2020 are summarized below:

	SUL JV	Fantasia JV	Fantasia II JV	Fantasia III JV	FPH JV	Indiana JV	Combined Total
Revenue	$18,247,000	$4,112,000	$3,557,000	$7,982,000	$3,537,000	$11,786,000	$49,221,000
Income from Operations	$7,831,000	$557,000	$1,960,000	$4,132,000	$1,681,000	$7,447,000	$23,608,000
Net Income	$3,465,000	$(55,000)	$992,000	$1,795,000	$(779,000)	$(479,000)	$4,939,000
Summit interest in Equity-Method Investments net income	$346,000	$(19,000)	$198,000	$179,000	$(78,000)	$(71,000)	$555,000

The results of operations of our Equity-Method Investments for the year ending December 31, 2019 are summarized below:

	SUL JV	Fantasia JV	Fantasia II JV	Fantasia III JV	FPH JV	Indiana JV	Combined Total
Revenue	$18,295,000	$3,271,000	$3,536,000	$7,914,000	$3,564,000	$9,464,000	$46,044,000
Income from Operations	$7,851,000	$824,000	$1,912,000	$4,135,000	$1,677,000	$6,042,000	$22,441,000
Net Income	$1,284,000	$(315,000)	$923,000	$1,302,000	$(723,000)	$(516,000)	$1,955,000
Summit interest in Equity-Method Investments net income	$128,000	$(110,000)	$185,000	$130,000	$(72,000)	$(77,000)	$184,000

Distributions from Equity-Method Investments

As of December 31, 2020 and 2019, we have distributions receivable, which is included in tenant and other receivables in our consolidated balance sheets, as follows:

	December 31, 2020	December 31, 2019
SULH JV	$466,000	$97,000
Fantasia JV	36,000	180,000
Fantasia II JV	51,000	48,000
Fantasia III JV	257,000	117,000
FPH JV	26,000	39,000
Indiana JV	498,000	162,000
Total	$1,334,000	$643,000

For the years ended December 31, 2020 and 2019, we received cash distributions, which are included in our cash flows from operating activities in the change in tenant and other receivables, and cash flows from investing activities, using the cumulative earnings approach, as follows:

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Total Cash Distributions Received	Cash Flow from Operating	Cash Flow from Investing	Total Cash Distributions Received	Cash Flow from Operating	Cash Flow from Investing
SUL JV	$499,000	$346,000	$153,000	$548,000	$128,000	$420,000
Fantasia JV	144,000	-	144,000	-	-	-
Fantasia II JV	292,000	198,000	94,000	276,000	185,000	91,000
Fantasia III JV	104,000	104,000	-	160,000	130,000	30,000
FPH JV	152,000	-	152,000	306,000	-	306,000
Indiana JV	429,000	-	429,000	377,000	-	377,000
Total	$1,620,000	$648,000	$972,000	$1,667,000	$443,000	$1,224,000

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in the agreements. For the years ended December 31, 2020 and 2019, we recorded approximately $1.3 million and $1.2 million, respectively, in acquisition and asset management fees from our Equity-Method Investments.

6. Receivables

Notes Receivable

Friendswood TRS Note

The Operating Partnership entered into an amended and restated promissory note dated January 1, 2018, with Friendswood TRS for approximately $1.1 million. The note does not bear interest and is due in 48 equal payments of approximately $22,000. We recorded a discount of approximately $95,000 on the note using an imputed interest rate of 4.25%. As of December 31, 2020 and 2019, the balance on the note was approximately $0.2 million and $0.5 million, respectively.

Tenant and Other Receivables, net

Tenant and other receivables, net consists of:

	December 31, 2020	December 31, 2019
Straight-line rent receivables	$2,772,000	$2,546,000
Distribution receivables from Equity-Method Investments	1,334,000	643,000
Receivable from JV 2 properties	11,000	184,000
Asset management fees	432,000	430,000
Other receivables	128,000	9,000
Total	$4,677,000	$3,812,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through March 31, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of December 31, 2020 and 2019, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our consolidated balance sheets (see Note 9).

As of December 31, 2020 and 2019, we had the following receivables and reserves:

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

8. Concentration of Risk

As of December 31, 2020, we owned one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 50 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, as of December 31, 2020, we leased our seven real estate properties to five different tenants under long-term triple net leases. For the year ended December 31, 2020, four of the five tenants each had rental revenue greater than 10% (35%, 24%, 20% and 15%). As of December 31, 2020, we did not have any tenants that constituted a significant asset concentration as none of the net assets of the tenants were greater than 20% of our total assets.

As of December 31, 2019, we leased our seven real estate properties to five different tenants under long-term triple net leases. For the year ended December 31, 2019, four of the five tenants each had rental revenue greater than 10% (32%, 22%, 18% and 14%). As of December 31, 2019, we had one tenant that constituted a significant asset concentration as the net assets of the tenants were approximately 20% of our total assets.

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

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its former directors, one of its officers and one of its former officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company. On February 22, 2018, the action was assigned to a different trial judge. On May 29, 2018, the Company filed a motion for terminating and monetary sanctions against CRA, Cornerstone Ventures, Inc. and their counsel, Winget Spadafora & Schwartzberg. On November 30, 2018, the new trial judge vacated the trial date, pending resolution of the Company’s motion for terminating and monetary sanctions against CRA and Cornerstone Ventures, Inc. and denied the Company’s motion for sanctions against Winget Spadafora & Schwartzberg. On February 13, 2019, the trial judge held another hearing on the Company’s motion for terminating and monetary sanctions and indicated that it intended to grant the Company’s motion for terminating sanctions and award the Company monetary sanctions. On March 14, 2019, the Court entered an Order and Judgment granting the Company’s motion for terminating sanctions, awarding the Company monetary sanctions in the amount of $588,672, and dismissing CRA and Cornerstone Ventures Inc.’s Complaint with prejudice. On May 21, 2019, CRA and Cornerstone Ventures, Inc. filed a notice of appeal from the Judgment and, on June 3, 2019, the Company filed a notice of cross-appeal from the Judgment. On July 9, 2019, the California Court of Appeal, Fourth District dismissed CRA and Cornerstone Ventures, Inc.’s appeal with prejudice. The briefing to the Court of Appeal, Fourth District on the Company’s appeals against CRA, Cornerstone Ventures, Inc and Winget Spadafora & Schwartzberg was completed on April 27, 2020. On October 28, 2020, the Court of Appeal issued an opinion affirming in part, and reversing, in part, the trial court’s opinion and remanded the action back to the trial court. On February 11, 2021, the trial court issued an order awarding an additional $189,645 in monetary sanctions for the period prior to July 12, 2016 in favor of the Company and against CRA and CVI.

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”). HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. On October 22, 2019, the Third Circuit granted HCRE’s appeal, reversing the District Court and holding that HCRE could assert the adversary complaint seeking damages for violation of the automatic stay.  The Company filed a Petition for Rehearing on November 5, 2019 asserting that HCRE is not entitled to assert a claim for damages for violation of the automatic stay.  This Petition was denied and the mandate was issued sending the matter back to the Bankruptcy Court.  The Bankruptcy Court held a status conference on February 4, 2021, and the parties are discussing entry of a scheduling order to govern discovery and pretrial matters, and are also considering whether to explore settlement options.  We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

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

Management of our Equity-Method Investments

As the manager of our Equity-Method Investments, we are responsible for managing the day-to-day operations. Additionally, we could be subject to a capital call from our Equity-Method Investments.

10. Equity

Common Stock

Our articles of incorporation authorize 290,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Distributions

The Company declared no cash distributions per common share during the years ended December 31, 2020 and 2019.

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

The Incentive Plan provides that the total number of shares of common stock that may be issued is 3,000,000, of which 1,128,092 is available for future issuances as of December 31, 2020.

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

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

2020
Stock options granted	45,000
Expected volatility	22.31%
Expected term	5.75 years
Risk-free interest rate	1.72%
Dividend yield	0%
Fair value per stock option	$0.57

The following table summarizes our stock options as of December 31, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	1,826,908	$2.09
Granted	45,000	2.26
Exercised	—
Cancelled/forfeited	—
Options outstanding at December 31, 2020	1,871,908	$2.09	6.81	$1,524,000

Options exercisable at December 31, 2020	1,729,876	$2.07	6.69	$1,433,000

For our outstanding non-vested options as of December 31, 2020, the weighted average grant date fair value per share was $0.58. As of December 31, 2020, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
2021	66,000
2022	15,000
2023	1,000
$82,000

The stock-based compensation expense reported for the years ended December 31, 2020 and 2019 was approximately $151,000 and $234,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

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

12. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”) for the Company’s common stock for the years ended December 31, 2020 and 2019, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	2020	2019
Numerator:
(Loss) income from continuing operations	$(557,000)	$3,030,000
(Loss) income from continuing operations attributable to noncontrolling interest	(56,000)	83,000
Net (loss) income applicable to common stockholders	$(613,000)	$3,113,000

Denominator:
Basic:
Denominator for basic EPS - weighted average shares	23,027,978	23,027,978
Effect of dilutive shares:
Stock options	-	478,500

Denominator for diluted EPS – adjusted weighted average shares	23,027,978	23,506,478

Basic EPS	$(0.03)	$0.14
Diluted EPS	$(0.03)	$0.13

13. Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2020 and 2019, we operate in one reportable segment: healthcare real estate and although our portfolio is located throughout the United States, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We are managed as one segment, rather than multiple segments for internal purposes and for internal decision making.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

Date: March 26, 2021	By:	/s/ Kent Eikanas
Kent Eikanas
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2021.

Name	Title

/s/ Kent Eikanas	Chief Executive Officer and Secretary
Kent Eikanas	(Principal Executive Officer)

/s/ Elizabeth A. Pagliarini	Chief Financial Officer, Chief Operating Officer and Treasurer
Elizabeth A. Pagliarini	(Principal Financial Officer)

/s/ J. Steven Roush	Director
J. Steven Roush

/s/ Suzanne Koenig	Director
Suzanne Koenig

/s/ Kent Eikanas	Director
Kent Eikanas

EXHIBIT INDEX

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)).

3.3	Articles of Amendment of Cornerstone Core Properties REIT, Inc. dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of Cornerstone Core Properties REIT, Inc. dated June 30, 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).

4.5	Description of the Registrant’s Common Stock (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2020).

10.1	Healthcare Facility Note (incorporated by reference to the form of such note on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2014).

10.2	Cornerstone Healthcare Partners LLC Operating Agreement dated June 11, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.3	Limited Liability Company Agreement of Summit Union Life Holdings, LLC between Summit Healthcare Operating Partnership, LP and Best Years, LLC dated as of April 7, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2015).

10.4	Employment Agreement, dated as of September 23, 2015, between Kent Eikanas and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.5	Employment Agreement, dated as of September 23, 2015, between Elizabeth Pagliarini and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.6	Healthcare Facility Note with respect to HUD – insured loans between HP Aledo, LLC and Lancaster Pollard Mortgage Company, LLC dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.7	Healthcare Regulatory Agreement – Borrower between HP Aledo, LLC and HUD dated October 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.8	Second Amendment to Limited Liability Company Agreement of Summit Union Life Holdings, LLC dated as of December 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2015).

10.9	Agreement of Limited Partnership of Cornerstone Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-121238) filed on August 30, 2005).

10.10	Indemnification Agreement dated July 31, 2014 by and between the Company and Kent Eikanas (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2014).

10.11	Indemnification Agreement dated September 2, 2014 by and between the Company and Elizabeth Pagliarini (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2014).

10.12	Lease Agreement between CHP Portland, LLC, CHP Tigard, LLC and Sheridan Care Center LLC, and SNF Management, LLC dated September 1, 2014 (incorporated by reference on Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

10.13	Amended and Restated Lease between CHP Friendswood SNF, LLC and Friendswood TRS, LLC dated January 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

10.14	Amended and Restated Promissory Note between Friendswood TRS, LLC and Summit Healthcare Operating Partnership, L.P. dated January 1, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

10.15	Healthcare Facility Note with respect to HUD – insured loans between Summit Chandler, LLC and Capital One Multifamily Finance, LLC, dated September 27, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2018).

10.16	Healthcare Regulatory Agreement – Borrower between Summit Chandler, LLC and HUD, dated September 27, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2018).

10.17	Amendment No. 2 to Employment Agreement, dated as of October 1, 2018, between Kent Eikanas and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2018).

10.18	Amendment No. 2 to Employment Agreement, dated as of October 1, 2018, between Elizabeth Pagliarini and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2018).

10.19	Healthcare Facility Note with respect to HUD – insured loans between CHP Friendswood, LLC and ORIX Real Estate Capital, LLC, dated April 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2020).

10.20	Healthcare Regulatory Agreement – Borrower between CHP Friendswood, LLC and HUD, dated April 1, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2020).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Current Report on Form 8-K filed on June 23, 2014).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of BDO USA, LLP (filed herewith).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document