Form 10-Q
period 2021-03-31
Summit Healthcare REIT, Inc
filed 2021-05-17
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$14,752,000	$14,658,000
Restricted cash	2,999,000	2,933,000
Real estate properties, net	44,541,000	44,921,000
Notes receivable	203,000	262,000
Tenant and other receivables, net	3,929,000	4,677,000
Deferred leasing commissions, net	519,000	536,000
Other assets, net	705,000	1,203,000
Equity-method investments	10,897,000	11,375,000
Total assets	$78,545,000	$80,565,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,477,000	$2,530,000
Security deposits	664,000	664,000
Loans payable, net of debt issuance costs	45,027,000	45,274,000
Total liabilities	48,168,000	48,468,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at March 31, 2021 and December 31, 2020	23,000	23,000
Additional paid-in capital	116,371,000	116,335,000
Accumulated deficit	(86,214,000)	(84,456,000)
Total stockholders’ equity	30,180,000	31,902,000
Noncontrolling interests	197,000	195,000
Total equity	30,377,000	32,097,000
Total liabilities and equity	$78,545,000	$80,565,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Total rental revenues	$924,000	$1,600,000
Acquisition and asset management fees	329,000	326,000
Interest income from notes receivable	9,000	7,000
Total operating revenue	1,262,000	1,933,000

Expenses:
Property operating costs	220,000	257,000
General and administrative	1,631,000	939,000
Depreciation and amortization	399,000	417,000
Total operating expenses	2,250,000	1,613,000

Operating (loss) income	(988,000)	320,000

(Loss) income from equity-method investees	(235,000)	30,000
Other income	5,000	42,000
Interest expense	(522,000)	(593,000)
Net loss	(1,740,000)	(201,000)
Noncontrolling interests’ share in net (income) loss	(18,000)	(12,000)
Net loss applicable to common stockholders	$(1,758,000)	$(213,000)

Basic and diluted loss per common share:
Net loss applicable to common stockholders	$(0.08)	$(0.01)
Weighted average shares used to calculate basic and diluted earnings per common share	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2021	23,027,978	$23,000	$116,335,000	$(84,456,000)	$31,902,000	$195,000	$32,097,000
Stock-based compensation	—	—	36,000	—	36,000	—	36,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(16,000)	(16,000)
Net loss	—	—	—	(1,758,000)	(1,758,000)	18,000	(1,740,000)
Balance — March 31, 2021	23,027,978	$23,000	$116,371,000	$(86,214,000)	$30,180,000	$197,000	$30,377,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2020	23,027,978	$23,000	$116,184,000	$(83,843,000)	$32,364,000	$200,000	$32,564,000
Stock-based compensation	—	—	42,000	—	42,000	—	42,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(12,000)	(12,000)
Net loss	—	—	—	(213,000)	(213,000)	12,000	(201,000)
Balance — March 31, 2020	23,027,978	$23,000	$116,226,000	$(84,056,000)	$32,193,000	$200,000	$32,393,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,740,000)	$(201,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs	18,000	33,000
Depreciation and amortization	399,000	417,000
Straight-line rents	406,000	(62,000)
Stock-based compensation expense	36,000	42,000
Loss (income) from equity-method investees	235,000	(30,000)
Change in operating assets and liabilities:
Tenant and other receivables, net	294,000	300,000
Other assets	473,000	(110,000)
Accounts payable and accrued liabilities	(30,000)	(198,000)
Net cash provided by operating activities	91,000	191,000

Cash flows from investing activities:
Investment in equity-method investees	(123,000)	-
Distributions received from equity-method investees	413,000	381,000
Payments from notes receivable	60,000	91,000
Net cash provided by investing activities	350,000	472,000

Cash flows from financing activities:
Payments of loans payable	(265,000)	(206,000)
Distributions paid to noncontrolling interests	(16,000)	(12,000)
Net cash used in financing activities	(281,000)	(218,000)
Net increase in cash, cash equivalents and restricted cash	160,000	445,000
Cash, cash equivalents and restricted cash – beginning of period	17,591,000	16,077,000
Cash, cash equivalents and restricted cash – end of period	$17,751,000	$16,522,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$431,000	$503,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 100% of three properties, 95.3% of four properties, a 10% equity interest in an unconsolidated equity-method investment that holds 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, a 10% equity interest in an unconsolidated equity-method investment that holds six properties and a 15% equity interest in an unconsolidated equity-method investment that holds 14 properties. Summit is a Maryland corporation, formed in 2004 under the General Corporation Law of Maryland for the purpose of investing in and owning real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, including but not limited to Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), except where the context otherwise requires.

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

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated within our condensed consolidated financial statements and owns four properties (the “JV Properties”) with another partially owned subsidiary. As of March 31, 2021, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest. See

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2021 and December 31, 2020, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2021 and December 31, 2020, we have a 35% interest in the Fantasia JV which owns two properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2021 and December 31, 2020, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2021 and December 31, 2020, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2021 and December 31, 2020, we have a 10% interest in the FPH JV which owns six properties.

Indiana JV– Equity-Method Investment

In February 2019, through our wholly-owned subsidiary, Summit Indiana, LLC, we formed a new joint venture, a Delaware limited liability company (the “Indiana JV”). On March 13, 2019, we entered into a Limited Liability Company Agreement (“Indiana JV Agreement”) with two unrelated parties: a real estate holding company and a global institutional asset management firm, both Delaware limited liability companies. The Indiana JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of March 31, 2021 and December 31, 2020, we have a 15% interest in the Indiana JV which owns 14 properties.

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

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021. There have been no material changes to our policies since that filing except as noted under Recently Adopted Accounting Pronouncements.

The accompanying condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2020 consolidated financial statements and contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 29, 2021 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2020 have been omitted in this report.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, the Operating Partnership and its consolidated companies and are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$14,752,000	$14,658,000
Restricted cash	2,999,000	2,933,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$17,751,000	$17,591,000

Recently Adopted Accounting Pronouncements

In January 2020, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2020-01 to clarify the interaction among the accounting standards for equity securities, equity method investments and certain derivatives. The new ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of the new standard on January 1, 2021 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Coronavirus (COVID-19)

Since it was first reported in December 2019, COVID-19 has spread globally, including to every state in the United States and more than 200 countries. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and measures to prevent its spread negatively impacted senior housing and skilled nursing facilities in a number of ways, including but not limited to:

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

In October 2020, under a court order, a receiver assumed the responsibilities of operating and managing the Pennington Gardens facility in Chandler, Arizona. For the period ended March 31, 2021, this tenant experienced a material adverse effect on its operations related to COVID-19, and that has affected its ability to make its rent payments in 2021. We are currently working with this tenant on a revised rent schedule for 2021, and during the three month period ended March 31, 2021 recorded rent payments on a cash basis and wrote off the remaining straight-line rent receivable. We have not seen any impact on debt payments from borrowers or notes receivable.

Additionally, some of our Equity-Method Investment tenants have experienced decreased occupancy and increased operating costs related to COVID-19, and for the Indiana JV, this has had a material adverse effect on their ability to meet their financial and other contractual obligations to the Indiana JV, including the payment of rent, which resulted in a temporary rent reduction.

It is impossible to predict the continuing effect and ultimate impact of the COVID-19 pandemic on our operations and results as the situation is continuing to evolve.  Healthcare personnel and residents of long-term care facilities, including SNF, AL, and MC facilities, have been included among those offered the first supply of the COVID-19 vaccines. Many of our consolidated and Equity Method Investments facilities have administered the vaccine to residents and employees. It is too early to assess the total effect of the vaccinations on the industry, but it is believed they will help save the lives of those who are most at risk, as well as lessen the operational and financial burden on our facilities and their employees. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the demand for senior housing and skilled nursing and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity, including recording impairments, lease modifications and credit losses associated with notes receivable in future periods.

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted and amended in December 2020 (the “CARES Act”). The CARES Act is a stimulus package that provides various forms of relief through, among other things, grants, loans and tax incentives to certain businesses and individuals. In particular, the CARES Act created an emergency lending facility known as the Paycheck Protection Program (PPP), which is administered by the Small Business Administration (SBA) and provides federally insured and, in some cases, forgivable loans to certain eligible businesses so that those businesses can continue to cover certain of their near-term operating expenses and retain employees. We did not obtain a PPP loan. We have evaluated the CARES Act and determined that there was no impact on the Company for the three month period ended March 31, 2021 or the year ended December 31, 2020. We will continue to evaluate and monitor the CARES Act, and any new COVID-19-related legislation to determine the ultimate impact and benefits, if any, to the Company.

3. Investments in Real Estate Properties

As of March 31, 2021 and December 31, 2020, our investments in real estate properties including those held by our consolidated subsidiaries (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) are set forth below:

	March 31, 2021	December 31, 2020
Land	$6,237,000	$6,237,000
Buildings and improvements	48,295,000	48,295,000
Less: accumulated depreciation	(10,188,000)	(9,853,000)
Buildings and improvements, net	38,107,000	38,442,000
Furniture and fixtures	4,230,000	4,230,000
Less: accumulated depreciation	(4,033,000)	(3,988,000)
Furniture and fixtures, net	197,000	242,000
Real estate properties, net	$44,541,000	$44,921,000

For the three months ended March 31, 2021 and 2020, depreciation expense (excluding leasing commission amortization) was approximately $0.4 million and $0.4 million, respectively.

As of March 31, 2021, our portfolio consisted of seven real estate properties which were 100% leased to the tenants of the related facilities.

The following table provides summary information regarding our portfolio (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) as of March 31, 2021:

Property	Location	Date Purchased	Type(1)	Purchase Price	Loans Payable, Excluding Debt Issuance Costs
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,290,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,764,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	11,695,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,274,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,828,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,779,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,292,000
Total:				$57,265,000	$46,922,000

(1)	SNF is an abbreviation for skilled nursing facility. AL is an abbreviation for assisted living facility. MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the 50 properties owned by our unconsolidated Equity-Method Investments) as of March 31, 2021, for the period from April 1, 2021 to December 31, 2021 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
April 1, 2021 to December 31, 2021	$3,394,000
2022	4,613,000
2023	4,708,000
2024	4,350,000
2025	4,437,000
Thereafter	15,441,000
$36,943,000

2021 Acquisitions

None.

2020 Acquisitions

None.

Leasing Commissions

As a self-managed REIT, we no longer pay leasing commissions. Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of March 31, 2021 and December 31, 2020, total costs incurred were $1.1 million, and the unamortized balance of capitalized leasing commissions was approximately $0.5 million and $0.6 million, respectively. Amortization expense for each of the three months ended March 31, 2021 and 2020 was approximately $17,000.

4. Loans Payable

As of March 31, 2021 and December 31, 2020, our loans payable consisted of the following:

	March 31, 2021	December 31, 2020
Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	$10,292,000	$10,330,000

Loans payable to Lument Capital (formerly ORIX Real Estate Capital, LLC) (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and as of March 31, 2021 and December 31, 2020, collateralized by Sheridan, Fernhill, Pacific Health, Friendship Haven, Aledo and Sundial Assisted Living.	$36,630,000	$36,857,000
	46,922,000	47,187,000
Less debt issuance costs	(1,895,000)	(1,913,000)
Total loans payable	$45,027,000	$45,274,000

As of March 31, 2021, we have total debt obligations of approximately $46.9 million that will mature between 2039 and 2055. All of our properties are financed with HUD-insured loans by various lenders. See table above listing loans payable for further information. See Note 3 for loans payable balance for each property.

All of our HUD-insured loans are subject to customary representations, warranties and ongoing covenants and agreements with respect to the operation of the facilities, including the provision for certain maintenance and other reserve accounts for property tax, insurance, and capital expenditures, as described in the HUD agreements. These reserves are included in restricted cash in our condensed consolidated balance sheets. Additionally, all of our HUD-insured loans have certain financial and non-financial covenants, including ratios and financial statement considerations. As of March 31, 2021, we were in compliance with all of our debt covenants.

In connection with our loans payable, we incurred debt issuance costs. As of March 31, 2021 and December 31, 2020, the unamortized balance of the debt issuance costs was approximately $1.9 million. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended March 31, 2021 and 2020, $18,000 and $33,000, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

During the three months ended March 31, 2021 and 2020, we incurred approximately $0.5 million and $0.6 million of interest expense (excluding debt issuance costs amortization), respectively, related to our loans payable.

The principal payments due on the loans payable (excluding debt issuance costs) for the period from April 1, 2021 to December 31, 2021 and for each of the four following years and thereafter ending December 31 are as follows:

Years Ending	Principal Amount
April 1, 2021 to December 31, 2021	$811,000
2022	1,116,000
2023	1,158,000
2024	1,201,000
2025	1,246,000
Thereafter	41,390,000
$46,922,000

5. Equity-Method Investments

As of March 31, 2021 and December 31, 2020, the balances of our Equity-Method Investments were approximately $10.9 million and $11.4 million, respectively, and are as follows:

Summit Union Life Holdings, LLC

The SUL JV will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the SUL JV (the “SUL LLC Agreement”).

Under the SUL LLC Agreement, net operating cash flow of the SUL JV is distributed monthly, first to the Operating Partnership and Best Years pari passu up to a 9% to 10% annual return, as defined, and thereafter to Best Years 75% and the Operating Partnership 25%. All capital proceeds from the sale of the properties held by the SUL JV, a refinancing or another capital event will be paid first to the Operating Partnership and Best Years pari passu until each has received an amount equal to its accrued but unpaid 9% to 10% return plus its total contribution, and thereafter to Best Years 75% and the Operating Partnership 25%.

As of March 31, 2021 and December 31, 2020, the balance of our equity-method investment related to the SUL JV was approximately $2.6 million and $2.7 million, respectively.

Summit Fantasia Holdings, LLC

The Fantasia JV will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the Fantasia JV (the “Fantasia LLC Agreement”).

Under the Fantasia LLC Agreement, net operating cash flow of the Fantasia JV is distributed quarterly, first to the Operating Partnership and Fantasia pari passu until each member has received an amount equal to its accrued, but unpaid 8% return, and thereafter 50% to Fantasia and 50% to the Operating Partnership. All capital proceeds from the sale of the properties held by the Fantasia JV, a refinancing or another capital event, will be paid first to the Operating Partnership and Fantasia pari passu until each has received an amount equal to its accrued but unpaid 8% return plus its total capital contribution, and thereafter 50% to Fantasia and 50% to the Operating Partnership.

As of March 31, 2021 and December 31, 2020, the balance of our equity-method investment related to the Fantasia JV was approximately $2.1 million and $2.0 million, respectively.

Summit Fantasia Holdings II, LLC

The Fantasia II JV will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the Fantasia II JV (the “Fantasia II LLC Agreement”).

Under the Fantasia II LLC Agreement, net operating cash flow of the Fantasia JV is distributed quarterly, first to the Operating Partnership and Fantasia pari passu until each member has received an amount equal to its accrued, but unpaid 8% return, and thereafter 70% to Fantasia and 30% to the Operating Partnership. All capital proceeds from the sale of the properties held by the Fantasia II JV, a refinancing or another capital event, will be paid first to the Operating Partnership and Fantasia pari passu until each has received an amount equal to its accrued but unpaid 8% return plus its total capital contribution, and thereafter 70% to Fantasia and 30% to the Operating Partnership.

As of March 31, 2021 and December 31, 2020, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.4 million and $1.4 million, respectively.

Summit Fantasia Holdings III, LLC

The Fantasia III JV will continue until an event of dissolution occurs, as defined in the limited liability company agreement of the Fantasia III JV (the “Fantasia III LLC Agreement”).

Under the Fantasia III LLC Agreement, net operating cash flow of the Fantasia III JV is distributed quarterly, first to the Operating Partnership and Fantasia pari passu until each member has received an amount equal to its accrued, but unpaid 9% return, and thereafter 75% to Fantasia and 25% to the Operating Partnership. All capital proceeds from the sale of the properties held by the Fantasia III JV, a refinancing or another capital event, will be paid first to the Operating Partnership and Fantasia pari passu until each has received an amount equal to its accrued but unpaid 9% return plus its total capital contribution, and thereafter 75% to Fantasia and 25% to the Operating Partnership.

As of March 31, 2021 and December 31, 2020, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.6 million and $1.6 million, respectively.

Summit Fantasy Pearl Holdings, LLC

The FPH JV will continue until an event of dissolution occurs, as defined in the limited liability company agreement of the FPH JV (the “FPH LLC Agreement”).

Under the FPH LLC Agreement, net operating cash flow of the FPH JV is distributed quarterly, first to the members pari passu until each member has received an amount equal to its accrued, but unpaid 9% return, and thereafter 65.25% to Fantasy, 7.5% to Atlantis, 7.25% to Fantasia and 20% to the Operating Partnership. All capital proceeds from the sale of the properties held by the FPH JV, a refinancing or another capital event, will be paid to the members pari passu until each has received an amount equal to its accrued but unpaid 9% return plus its total capital contribution, and thereafter 65.25% to Fantasy, 7.5% to Atlantis, 7.25% to Fantasia, and 20% to the Operating Partnership.

As of March 31, 2021 and December 31, 2020, the balance of our equity-method investment related to the FPH JV was approximately $0.3 million and $0.2 million, respectively.

Indiana JV

The Indiana JV will continue until an event of dissolution occurs, as defined in the Indiana JV Agreement.

Under the Indiana JV Agreement, net operating cash flow of the Indiana JV is distributed monthly to the members pari passu in accordance with their respective capital percentages, and thereafter as defined in the Indiana JV Agreement.

As of March 31, 2021 and December 31, 2020, the balance of our equity-method investment related to the Indiana JV was approximately $2.9 million and $3.5 million, respectively.

Summarized Financial Data for Equity-Method Investments

Our Equity-Method Investments are significant equity-method investments in the aggregate.

The results of operations of our Equity-Method Investments for the three months ended March 31, 2021 are summarized below:

	SUL JV	Fantasia JV	Fantasia II JV	Fantasia III JV	FPH JV	Indiana JV	Combined Total
Revenue	$5,176,000	$929,000	$921,000	$2,056,000	$890,000	$250,000	$10,222,000
Income (Loss) from Operations	$1,547,000	$71,000	$485,000	$1,037,000	$421,000	$(1,646,000)	$1,915,000
Net Income (Loss)	$178,000	$288,000	$249,000	$514,000	$847,000	$(3,598,000)	$(1,522,000)
Summit interest in Equity-Method Investments net income (loss)	$18,000	$100,000	$50,000	$52,000	$85,000	$(540,000)	$(235,000)

The results of operations of our Equity-Method Investments for the three months ended March 31, 2020 are summarized below:

	SUL JV	Fantasia JV	Fantasia II JV	Fantasia III JV	FPH JV	Indiana JV	Combined Total
Revenue	$4,550,000	$1,053,000	$891,000	$2,000,000	$885,000	$2,947,000	$12,326,000
Income from Operations	$1,878,000	$189,000	$506,000	$1,037,000	$421,000	$1,868,000	$5,899,000
Net Income (Loss)	$955,000	$(20,000)	$265,000	$400,000	$(1,354,000)	$(104,000)	$142,000
Summit interest in Equity-Method Investments net income (loss)	$96,000	$(7,000)	$53,000	$39,000	$(135,000)	$(16,000)	$30,000

Distributions from Equity-Method Investments

As of March 31, 2021 and December 31, 2020, we have distributions receivable, which are included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	March 31, 2021	December 31, 2020
SUL JV	$271,000	$466,000
Fantasia JV	79,000	36,000
Fantasia II JV	52,000	51,000
Fantasia III JV	202,000	257,000
FPH JV	26,000	26,000
Indiana JV	498,000	498,000
Total	$1,128,000	$1,334,000

For the three months ended March 31, 2021 and 2020, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Total Cash Distributions Received	Cash Flow from Operating Activities	Cash Flow from Investing Activities	Total Cash Distributions Received	Cash Flow from Operating Activities	Cash Flow from Investing Activities
SUL JV	$336,000	$18,000	$318,000	$119,000	$95,000	$24,000
Fantasia JV	-	-	-	144,000	-	144,000
Fantasia II JV	73,000	50,000	23,000	46,000	46,000	-
Fantasia III JV	123,000	51,000	72,000	57,000	40,000	17,000
FPH JV	38,000	38,000	-	49,000	-	49,000
Indiana JV	-	-	-	147,000	-	147,000
Total	$570,000	$157,000	$413,000	$562,000	$181,000	$381,000

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the applicable joint venture agreements. Additionally, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in those agreements. For each of the three months ended March 31, 2021 and 2020, we recorded approximately $0.3 million in acquisition and asset management fees from our Equity-Method Investments (see Note 7).

6. Receivables

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	March 31, 2021	December 31, 2020
Straight-line rent receivables	$2,366,000	$2,772,000
Distribution receivables from Equity-Method Investments	1,128,000	1,334,000
Asset management fees	384,000	432,000
Other receivables	51,000	139,000
Total	$3,929,000	$4,677,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through September 30, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of March 31, 2021 and December 31, 2020, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our condensed consolidated balance sheets (see Note 10).

As of March 31, 2021 and December 31, 2020, we had the following receivables and reserves related to CRA:

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

8. Concentration of Risk

Our cash is generally invested in short-term money market instruments. As of March 31, 2021, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of March 31, 2021, we owned one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 50 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended March 31, 2021, we leased our seven real estate properties to five different tenants under long-term triple net leases, and four of the five tenants represented more than 10% of our rental revenue. For the three months ended March 31, 2020, we leased our seven real estate properties to five different tenants under long-term triple net leases, and four of the five tenants each represented rental revenue greater than 10% (35%, 24%, 20% and 15%).

As of March 31, 2021, we had one tenant that constituted a significant asset concentration as the net assets of the tenants was 20% of our total assets.

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

As of March 31, 2021 and December 31, 2020, the fair value of loans payable was $52.3 million and $52.6 million, compared to the principal balance (excluding debt discount) of $46.9 million and $47.2 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of March 31, 2021, we utilized discount rates ranging from 2.8% to 4.2% and a weighted average discount rate of 2.8%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the three months ended March 31, 2021 and 2020.

At March 31, 2021 and December 31, 2020, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”). HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. On October 22, 2019, the Third Circuit granted HCRE’s appeal, reversing the District Court and holding that HCRE could assert the adversary complaint seeking damages for violation of the automatic stay.  The Company filed a Petition for Rehearing on November 5, 2019 asserting that HCRE is not entitled to assert a claim for damages for violation of the automatic stay.  This Petition was denied and the mandate was issued sending the matter back to the Bankruptcy Court.  The Bankruptcy Court held a status conference on February 4, 2021, and subsequently entered a scheduling order to govern discovery and pretrial matters. Based on the assessment by management of the numerous legal arguments that can be raised on this claim, the Company believes that a loss is currently not probable or estimable under ASC 450, “Contingencies”, and as of March 31, 2021 no accrual has been made with regard to the claim. We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

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

Management of our Equity-Method Investments

As the manager of our Equity-Method Investments, we are responsible for the day-to-day management. Additionally, we could be subject to a capital call from our Equity-Method Investments.

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

The following table summarizes our stock options as of March 31, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	1,871,908	$2.09
Granted	—
Exercised	—
Cancelled/forfeited	—
Options outstanding at March 31, 2021	1,871,908	$2.09	6.57	$1,524,000

Options exercisable at March 31, 2021	1,793,296	$2.08	6.49	$1,474,000

For our outstanding non-vested options as of March 31, 2021, the weighted average grant date fair value per share was $0.58. As of March 31, 2021, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,

April 1, 2021 to December 31, 2021	$30,000
2022	15,000
2023	1,000
$46,000

The stock-based compensation expense reported for the three months ended March 31, 2021 and 2020 was approximately $36,000 and $42,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to numerous risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2021.

Overview

As of March 31, 2021, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, a 10% equity interest in an unconsolidated equity-method investment that holds six properties and a 15% equity interest in an unconsolidated equity-method investment that holds 14 properties (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Coronavirus (COVID-19)

Since it was first reported in December 2019, COVID-19 has spread globally, including to every state in the United States and more than 200 countries. The COVID-19 pandemic and measures to prevent its spread negatively impacted senior housing and skilled nursing facilities in a number of ways, including decreased occupancy and increased operating costs, which could have a material adverse effect on the ability of our tenants to meet their financial and other contractual obligations to us, including the payment of rent. Furthermore, infections at our facilities could lead to material increases in litigation costs for which our tenants, or possibly we, may be liable.

For the period ended March 31, 2021, one of our tenants has experienced a material adverse effect on its operations related to COVID-19, and that has affected its ability to make its rent payments. We are currently working with this tenant on a revised rent schedule for 2021, and during the three month period ended March 31, 2021 recorded rent payments on a cash basis and wrote off the remaining straight-line rent receivable. We have not seen any impact on debt payments from borrowers on notes receivable. Additionally, some of our Equity-Method Investment tenants have experienced decreased occupancy and increased operating costs related to COVID-19, and for the Indiana JV, this has had a material adverse effect on their ability to meet their financial and other contractual obligations to the Indiana JV, including the payment of rent, which resulted in a temporary rent reduction.

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

Healthcare personnel and residents of long-term care facilities, including SNF, AL, and MC facilities, have been included among those offered the first supply of the COVID-19 vaccines. Many of our consolidated and Equity Method Investments facilities have administered the vaccine to residents and employees. It is too early to assess the total effect of the vaccinations on the industry, but it is believed they will help save the lives of those who are most at risk, as well as lessen the operational and financial burden on our facilities and their employees.

Summit Portfolio Properties

At March 31, 2021, our portfolio consisted of seven real estate properties as noted above. All of the properties are 100% leased on a triple net basis. The following table provides summary information (excluding the 50 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of March 31, 2021:

	Properties	Beds	Square Footage	Purchase Price
SNF	4	337	109,306	$31,740,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	7	558	246,071	$57,265,000

Property	Location	Date Purchased	Type	Beds	2021 Rental Revenue[1]
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$123,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	131,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	353,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	242,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	191,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	99,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	90	30,000
Total				558

1 Represents year-to-date rental revenue based on in-place leases, including straight-line rent, through March 31, 2021 and excluding $174,000 in tenant reimbursement revenue.

Summit Equity-Method Investment Portfolio Properties

We continue to believe that raising institutional joint venture equity to make acquisitions will be accretive to shareholder value. Our sole source of equity since 2015 has been institutional funds raised through a joint venture structure and accounted for as equity-method investments. We continue to believe this is a prudent strategy for growth.

A summary of the condensed combined financial data for the balance sheets and statements of income for all unconsolidated Equity-Method Investments are as follows:

Condensed Combined Balance Sheets:	March 31, 2021	December 31, 2020
Total Assets	$408,890,000	$415,591,000
Total Liabilities	$320,580,000	$324,414,000
Members Equity:
Summit	$11,010,000	$11,489,000
JV Partners	$77,300,000	$79,688,000
Total Members Equity	$88,310,000	$91,177,000

Condensed Combined Statements of Income:	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Total Revenue:	$10,222,000	$12,326,000
Net Operating Income	$6,362,000	$9,577,000
Income from Operations	$1,915,000	$5,899,000
Net (Loss) Income	$(1,522,000)	$142,000

Summit equity interest in Equity-Method Investments net (loss) income	$(235,000)	$30,000
JV Partners interest in Equity-Method Investments net (loss) income	$(1,287,000)	$112,000

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

Under the SUL LLC Agreement, as amended, net operating cash flow of the SUL JV is distributed monthly, first to the Operating Partnership and Best Years pari passu up to a 9% to 10% annual return, as defined, and thereafter to Best Years 75% and the Operating Partnership 25%. All capital proceeds from the sale of the properties held by the SUL JV, a refinancing, or another capital event will be paid first to the Operating Partnership and Best Years pari passu until each has received an amount equal to its accrued but unpaid 9% to 10% return plus its total contribution, and thereafter to Best Years 75% and the Operating Partnership 25%.

The following reconciles our 10% equity investment in the SUL JV from inception through March 31, 2021:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,059,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	736,000
Riverglen (New Hampshire) – April 2016	424,000
Delaware Properties – September 2016	1,846,000

Total investments	4,902,000
Income from equity-method investee	1,330,000
Distributions	(3,583,000)
Total investment at March 31, 2021	$2,649,000

A summary of the condensed consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

Condensed Consolidated Balance Sheets of SUL JV:	March 31, 2021	December 31, 2020
Real estate properties and intangibles, net	$128,577,000	$129,793,000
Cash and cash equivalents	5,612,000	6,548,000
Other assets	12,778,000	11,932,000
Total Assets:	$146,967,000	$148,273,000

Loans payable, net	$104,166,000	$104,552,000
Other liabilities	8,085,000	9,115,000
Members’ equity:
Best Years	31,952,000	31,841,000
Summit	2,764,000	2,765,000
Total Liabilities and Members’ Equity	$146,967,000	$148,273,000

Condensed Consolidated Statements of Income of SUL JV:	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Total revenue	$5,176,000	$4,550,000
Property operating expenses	(2,255,000)	(1,229,000)
Net operating income	2,921,000	3,321,000
General and administrative expense	(100,000)	(94,000)
Depreciation and amortization expense	(1,274,000)	(1,349,000)
Income from operations	1,547,000	1,878,000
Interest expense	(1,159,000)	(1,225,000)
Amortization of deferred financing costs	(53,000)	(53,000)
Interest income	1,000	3,000
Other income and expense	(158,000)	352,000
Net income	$178,000	$955,000

Summit equity interest in SUL JV net income	$18,000	$96,000

As of March 31, 2021, the 17 properties held by SUL JV, our unconsolidated 10% equity-method investment, 11 of which are 100% leased on a triple net basis, and are as follows:

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

Under the Fantasia Agreements, net operating cash flow of the Fantasia JVs is distributed monthly, first to the Operating Partnership and Fantasia pari passu (8% for Fantasia I and II and 9% for Fantasia III) until each member has received an amount equal to its accrued, but unpaid return, and thereafter 50% to Fantasia and 50% to the Operating Partnership for Fantasia I, 70% to Fantasia and 30% to the Operating Partnership for Fantasia II, and 75% to Fantasia and 25% to the Operating Partnership for Fantasia III. All capital proceeds from the sale of the properties held by the Fantasia JVs, a refinancing or another capital event, will be paid first to the Operating Partnership and Fantasia pari passu as noted above until each has received an amount equal to its accrued but unpaid return plus its total capital contribution, and thereafter to Fantasia and to the Operating Partnership, as noted above.

The following reconciles our equity investments in the Fantasia JVs from inception through March 31, 2021:

Summit Fantasia Holdings, LLC – October 2016	$2,524,000
Summit Fantasia Holdings II, LLC – February 2017	1,923,000
Summit Fantasia Holdings III, LLC – August 2017	1,954,000
Total investment	6,401,000
Income from Fantasia JVs	1,236,000
Distributions	(2,596,000)
Total Fantasia investments at March 31, 2021	$5,041,000

A summary of the condensed combined financial data for the balance sheets and statements of income for the unconsolidated Fantasia JVs, of which we own a 10% to 35% equity interest, is as follows:

Condensed Combined Balance Sheets of Fantasia JVs:	March 31, 2021	December 31, 2020
Real estate properties, net	$100,624,000	$101,351,000
Cash and cash equivalents	5,869,000	7,497,000
Other assets	7,038,000	6,526,000
Total Assets:	$113,531,000	$115,374,000

Loans payable, net	$75,567,000	$75,661,000
Other liabilities	6,535,000	8,359,000
Members’ equity:
Fantasia JVs	26,388,000	26,330,000
Summit	5,041,000	5,024,000
Total Liabilities and Members’ Equity	$113,531,000	$115,374,000

Condensed Combined Statements of Income of Fantasia JVs:	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Total revenue	$3,906,000	$3,944,000
Property operating expenses	(1,476,000)	(1,395,000)
Net operating income	2,430,000	2,549,000
General and administrative expense	(110,000)	(90,000)
Depreciation and amortization expense	(727,000)	(727,000)
Income from operations	1,593,000	1,732,000
Interest expense	(893,000)	(1,029,000)
Amortization of debt issuance costs	(16,000)	(73,000)
Other income	367,000	15,000
Net income	$1,051,000	$645,000

Summit equity interest in Fantasia JVs net income	$202,000	$85,000

As of March 31, 2021, the 13 properties in Fantasia JVs, our unconsolidated equity-method investments, are all 100% leased on a triple net basis, and are as follows:

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

Under the FPH LLC Agreement, net operating cash flow of the FPH JV is distributed monthly, first to the members pari passu until each member has received an amount equal to its accrued, but unpaid 9% return, and thereafter 65.25% to Fantasy, 7.5% to Atlantis, 7.25% to Fantasia and 20% to the Operating Partnership. All capital proceeds from the sale of the properties held by the FPH JV, a refinancing or another capital event, will be paid to the members pari passu until each has received an amount equal to its accrued but unpaid 9% return plus its total capital contribution, and thereafter 65.25% to Fantasy, 7.5% to Atlantis, 7.25% to Fantasia, and 20% to the Operating Partnership.

The following reconciles our equity investment in the FPH JV from inception through March 31, 2021:

Iowa properties – November 2017	$929,000
Total investment	929,000
Loss from equity-method investee	(30,000)
Distributions	(609,000)
Total FPH investment at March 31, 2021	$290,000

A summary of the condensed consolidated financial data for the balance sheets and statements of operations for the unconsolidated FPH JV is as follows:

Condensed Consolidated Balance Sheets of FPH JV:	March 31, 2021	December 31, 2020
Real estate properties, net	$25,761,000	$26,068,000
Cash and cash equivalents	1,443,000	1,430,000
Other assets	1,141,000	1,079,000
Total Assets:	$28,345,000	$28,577,000

Loans payable, net	$21,087,000	$21,195,000
Other liabilities	2,736,000	3,407,000
Members’ equity:
Fantasia JVs	4,232,000	3,730,000
Summit	290,000	245,000
Total Liabilities and Members’ Equity	$28,345,000	$28,577,000

	Three Months Ended March 31,	Three Months Ended March 31,
Condensed Consolidated Statements of Operations of FPH JV:	2021	2020
Total revenue	$890,000	$885,000
Property operating expenses	(125,000)	(122,000)
Net operating income	765,000	763,000
General and administrative expense	(37,000)	(35,000)
Depreciation and amortization expense	(307,000)	(307,000)
Income from operations	421,000	421,000
Interest expense	(251,000)	(259,000)
Amortization of debt issuance costs	(15,000)	(15,000)
Other income and expense	692,000	(1,501,000)
Net income (loss)	$847,000	$(1,354,000)

Summit equity interest in FPH JV net income (loss)	$85,000	$(135,000)

As of March 31, 2021, the six properties of our unconsolidated equity-method investments in FPH JV, all of which are 100% leased on a triple net basis, are as follows:

Property	Location	Type	Number of Beds
Accura Healthcare of Bancroft	Bancroft, Iowa	SNF/AL	50
Accura Healthcare of Milford	Milford, Iowa	SNF/AL	94
Accura Healthcare of Carroll	Carroll, Iowa	SNF/IL	124
Accura Healthcare of Cresco	Cresco, Iowa	SNF	59
Accura Healthcare of Marshalltown	Marshalltown, Iowa	SNF	86
Accura Healthcare of Spirit Lake	Spirit Lake, Iowa	SNF	98
Total:			511

Indiana JV

In February 2019, we formed a new joint venture, a Delaware limited liability company (the “Indiana JV”), and on March 13, 2019, we entered into a Limited Liability Company Agreement (“Indiana JV Agreement”) through our wholly-owned subsidiary, Summit Indiana, LLC, with two unrelated parties: a real estate holding company and a global institutional asset management firm, both Delaware limited liability companies.  The Indiana JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method.

Under the Indiana JV Agreement, net operating cash flow of the Indiana JV is distributed monthly to the members pari passu in accordance with their respective capital percentages, and thereafter as defined in the Indiana JV Agreement.

The following reconciles our equity investment in the Indiana JV from inception through March 31, 2021:

Indiana properties – March 2019	$4,906,000
Total investment	4,906,000
Loss from equity-method investee	(689,000)
Distributions	(1,302,000)
Total Indiana JV investment at March 31, 2021	$2,915,000

A summary of the condensed consolidated financial data for the balance sheets and statements of operations for the unconsolidated Indiana JV is as follows:

Condensed Consolidated Balance Sheets of Indiana JV:	March 31, 2021	December 31, 2020
Real estate properties, net	$113,712,000	$115,438,000
Cash and cash equivalents	2,620,000	3,528,000
Other assets	3,715,000	4,401,000
Total Assets:	$120,047,000	$123,367,000

Loans payable, net	$95,709,000	$95,633,000
Other liabilities	6,695,000	6,492,000
Members’ equity:
Indiana JV	14,728,000	17,787,000
Summit	2,915,000	3,455,000
Total Liabilities and Members’ Equity	$120,047,000	$123,367,000

	Three Months Ended March 31,	Three Months Ended March 31,
Condensed Consolidated Statements of Operations of Indiana JV:	2021	2020
Total revenue	$250,000	$2,947,000
Property operating expenses	(4,000)	(3,000)
Net operating income	246,000	2,944,000
General and administrative expense	(166,000)	(172,000)
Depreciation and amortization expense	(1,726,000)	(904,000)
(Loss) income from operations	(1,646,000)	1,868,000
Interest expense	(1,876,000)	(1,896,000)
Amortization of debt issuance costs	(76,000)	(76,000)
Net loss	$(3,598,000)	$(104,000)

Summit equity interest in Indiana JV net loss	$(540,000)	$(16,000)

As of March 31, 2021, the 14 properties of our unconsolidated equity-method investments in Indiana JV, all of which are 100% leased on a triple net basis, are as follows:

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

Distributions from Equity-Method Investments

For the three months ended March 31, 2021 and 2019, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Three Months Ended March 31,
	2021	2020
Distributions	$366,000	$493,000

Cash received for distributions	$570,000	$562,000

Acquisition and Asset Management Fees

We serve as the manager or operating member (collectively, the manager) of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in those agreements. Additionally, we are paid an annual asset management fee for managing the properties owned by our Equity-Method Investments, as defined in the agreements. For each of the three months ended March 31, 2021 and 2020, we recorded approximately $0.3 million in acquisition and asset management fees from our Equity-Method Investments.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 29, 2021.

Results of Operations

Our results of operations are described below:

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	2020	$ Change
Total rental revenues	$924,000	$1,600,000	$(676,000)
Property operating costs	(220,000)	(257,000)	37,000
Net operating income (1)	704,000	1,343,000	(639,000)
Acquisition & asset management fees	329,000	326,000	3,000
Interest income from notes receivable	9,000	7,000	2,000
General and administrative	(1,631,000)	(939,000)	(692,000)
Depreciation and amortization	(399,000)	(417,000)	18,000
(Loss) income from equity-method investees	(235,000)	30,000	(265,000)
Other income	5,000	42,000	(37,000)
Interest expense	(522,000)	(593,000)	71,000
Net (loss)	(1,740,000)	(201,000)	(1,539,000)
Noncontrolling interests’ share in (income)	(18,000)	(12,000)	(6,000)
Net (loss) applicable to common stockholders	$(1,758,000)	$(213,000)	$(1,545,000)

(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues less property operating costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, other income, and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses. Net operating income decreased approximately $0.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the reduction in rental revenue and write off of straight-line rent from Pennington Gardens (see Note 2 to the accompanying Notes to Condensed Consolidated Financial Statements under Coronavirus (COVID-19).

The net increase in general and administrative expenses of $0.7 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is primarily due to the write off of expenses associated with a terminated transaction of approximately $0.6 million and an increase in payroll related expenses and other professional expenses of approximately $0.1 million.

The net decrease of approximately $0.3 million in (loss) income from equity-method investments for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is primarily due to the an increase in the loss related to a reduction in rental revenue recorded for the Indiana JV, our Equity-Method Investment, due to COVID-19 related issues (see Note 2 to the accompanying Notes to Condensed Consolidated Financial Statements under Coronavirus (COVID-19).

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $14.7 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

All of our debt obligations are long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans that mature between 2039 and 2055.

Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties.

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted and was amended in December 2020 (the “CARES Act”). The CARES Act is a stimulus package that provides various forms of relief through, among other things, grants, loans and tax incentives to certain businesses and individuals. In particular, the CARES Act created an emergency lending facility known as the Paycheck Protection Program (PPP), which is administered by the Small Business Administration (SBA) and provides federally insured and, in some cases, forgivable loans to certain eligible businesses so that those businesses can continue to cover certain of their near-term operating expenses and retain employees. We did not obtain a PPP loan. We have evaluated the CARES Act and determined that there was no impact to the Company for the three month period ended March 31, 2021 and for the year ended December 31, 2020. We will continue to evaluate and monitor the CARES Act, and any new COVID-19-related legislation to determine the ultimate impact and benefits, if any, to the Company.

Credit Facilities and Loan Agreements

As of March 31, 2021, we had debt obligations of approximately $46.9 million. The outstanding balance by loan agreement is as follows (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding our refinancing arrangements):

•	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $10.3 million maturing September 2053

•	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $36.6 million maturing from September 2039 through April 2055

Distributions

We made no stockholder distributions during the three months ended March 31, 2021.

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Net loss applicable to common stockholders (GAAP)	$(1,758,000)	$(213,000)
Adjustments:
Depreciation and amortization	399,000	417,000
Depreciation and amortization related to non-controlling interests	(10,000)	(10,000)
Depreciation related to Equity-Method Investments	550,000	558,000
Funds (used in) provided by operations (FFO) applicable to common stockholders	$(819,000)	$752,000

Weighted-average number of common shares outstanding – basic and diluted	23,027,978	23,027,978
FFO per weighted average common shares – basic and diluted	$(0.04)	$0.03

Subsequent Event

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 10 to the accompanying Notes to Condensed Consolidated Financial Statements for a summary of our material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.

(b) Not applicable.

(c) During the three months ended March 31, 2021, we redeemed no shares pursuant to our stock repurchase program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Ex.	Description

3.1	Amendment and Restatement of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005).

3.3	Articles of Amendment of the Company dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of the Company dated June 30, 2010 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Kent Eikanas
Date: May 17, 2021	Kent Eikanas
Chief Executive Officer (Principal Executive Officer)

/s/ Elizabeth A. Pagliarini
Date: May 17, 2021	Elizabeth A. Pagliarini
Chief Financial Officer (Principal Financial Officer)