Form 10-Q
period 2021-09-30
Summit Healthcare REIT, Inc
filed 2021-11-12
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 6, 2021, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$17,000,000	$14,658,000
Restricted cash	2,999,000	2,933,000
Real estate properties, net	62,835,000	44,921,000
Notes receivable	65,000	262,000
Tenant and other receivables, net	3,622,000	4,677,000
Deferred leasing commissions, net	484,000	536,000
Other assets, net	1,512,000	1,203,000
Equity-method investments	7,597,000	11,375,000
Total assets	$96,114,000	$80,565,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,898,000	$2,530,000
Security deposits	1,182,000	664,000
Loans payable, net of debt issuance costs	59,329,000	45,274,000
Total liabilities	63,409,000	48,468,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at September 30, 2021 and December 31, 2020	23,000	23,000
Additional paid-in capital	116,391,000	116,335,000
Accumulated deficit	(83,910,000)	(84,456,000)
Total stockholders’ equity	32,504,000	31,902,000
Noncontrolling interests	201,000	195,000
Total equity	32,705,000	32,097,000
Total liabilities and equity	$96,114,000	$80,565,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Total rental revenues	$1,853,000	$1,624,000	$4,061,000	$4,828,000
Acquisition and asset management fees	165,000	292,000	789,000	910,000
Interest income from notes receivable	7,000	7,000	20,000	21,000
Total operating revenue	2,025,000	1,923,000	4,870,000	5,759,000

Expenses:
Property operating costs	264,000	252,000	694,000	722,000
General and administrative	933,000	779,000	3,426,000	2,566,000
Depreciation and amortization	524,000	417,000	1,316,000	1,252,000
Total operating expenses	1,721,000	1,448,000	5,436,000	4,540,000

Operating income (loss)	304,000	475,000	(566,000)	1,219,000

Income (loss) from equity-method investees	191,000	179,000	(595,000)	346,000
Gain on sale of equity-method investment	—	—	3,515,000	—
Other income	5,000	5,000	17,000	53,000
Interest expense	(729,000)	(531,000)	(1,767,000)	(1,754,000)
Net (loss) income	(229,000)	128,000	604,000	(136,000)
Noncontrolling interests’ share in net (income) loss	(18,000)	(16,000)	(58,000)	(39,000)
Net (loss) income applicable to common stockholders	$(247,000)	$112,000	$546,000	$(175,000)

Earnings per common share:
Basic:
Net (loss) income applicable to common stockholders	$(0.01)	$0.00	$0.02	$(0.01)

Diluted:
Net (loss) income applicable to common stockholders	$(0.01)	$0.00	$0.02	$(0.01)

Weighted average shares used to calculate earnings per common share
Basic	23,027,978	23,027,978	23,027,978	23,027,978
Diluted	23,027,978	23,515,414	23,553,606	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2021	23,027,978	$23,000	$116,335,000	$(84,456,000)	$31,902,000	$195,000	$32,097,000
Stock-based compensation	—	—	36,000	—	36,000	—	36,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(16,000)	(16,000)
Net (loss) income	—	—	—	(1,758,000)	(1,758,000)	18,000	(1,740,000)
Balance — March 31, 2021	23,027,978	$23,000	$116,371,000	$(86,214,000)	$30,180,000	$197,000	$30,377,000
Stock-based compensation	—	—	11,000	—	11,000	—	11,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(19,000)	(19,000)
Net income (loss)	—	—	—	2,551,000	2,551,000	22,000	2,573,000
Balance — June 30, 2021	23,027,978	$23,000	$116,382,000	$(83,663,000)	$32,742,000	$200,000	$32,942,000
Stock-based compensation	—	—	9,000	—	9,000	—	9,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(17,000)	(17,000)
Net (loss) income	—	—	—	(247,000)	(247,000)	18,000	(229,000)
Balance — September 30, 2021	23,027,978	$23,000	$116,391,000	$(83,910,000)	$32,504,000	$201,000	$32,705,000

		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2020	23,027,978	$23,000	$116,184,000	$(83,843,000)	$32,364,000	$200,000	$32,564,000
Stock-based compensation	—	—	42,000	—	42,000	—	42,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(12,000)	(12,000)
Net (loss) income	—	—	—	(213,000)	(213,000)	12,000	(201,000)
Balance — March 31, 2020	23,027,978	$23,000	$116,226,000	$(84,056,000)	$32,193,000	$200,000	$32,393,000
Stock-based compensation	—	—	38,000	—	38,000	—	38,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(15,000)	(15,000)
Net (loss) income	—	—	—	(74,000)	(74,000)	11,000	(63,000)
Balance — June 30, 2020	23,027,978	$23,000	$116,264,000	$(84,130,000)	$32,157,000	$196,000	$32,353,000
Stock-based compensation	—	—	35,000	—	35,000	—	35,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(17,000)	(17,000)
Net income	—	—	—	112,000	112,000	16,000	128,000
Balance — September 30, 2020	23,027,978	$23,000	$116,299,000	$(84,018,000)	$32,304,000	$195,000	$32,499,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$604,000	$(136,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs	72,000	72,000
Depreciation and amortization	1,316,000	1,252,000
Amortization of above/below market lease intangible	16,000	—
Straight-line rents	435,000	(178,000)
Write-off of debt issuance costs	—	77,000
Stock-based compensation expense	56,000	115,000
Gain on sale of equity-method investment	(3,515,000)	—
Loss (income) from equity-method investees	595,000	(346,000)
Change in operating assets and liabilities:
Tenant and other receivables, net	634,000	591,000
Other assets	561,000	102,000
Accounts payable and accrued liabilities	436,000	162,000
Security deposits	594,000	—
Net cash provided by operating activities	1,804,000	1,711,000

Cash flows from investing activities:
Real estate acquisitions	(20,133,000)	—
Investment in equity-method investees	(140,000)	—
Proceeds from sale of equity-method investment	5,411,000	—
Distributions received from equity-method investees	1,339,000	866,000
Payments from notes receivable	196,000	250,000
Net cash (used in) provided by investing activities	(13,327,000)	1,116,000

Cash flows from financing activities:
Proceeds from issuance of loans payable	15,000,000	11,863,000
Payments of loans payable	(789,000)	(11,415,000)
Distributions paid to noncontrolling interests	(52,000)	(44,000)
Deferred financing costs	(228,000)	(656,000)
Net cash provided by (used in) financing activities	13,931,000	(252,000)

Net increase in cash, cash equivalents and restricted cash	2,408,000	2,575,000
Cash, cash equivalents and restricted cash – beginning of period	17,591,000	16,077,000
Cash, cash equivalents and restricted cash – end of period	$19,999,000	$18,652,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,382,000	$1,391,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 100% of six properties, 95.3% of four properties, a 10% equity interest in an unconsolidated equity-method investment that holds 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, and a 10% equity interest in an unconsolidated equity-method investment that holds six properties. In June 2021, we sold our 15% equity interest in an unconsolidated equity-method investment that held 14 properties. Summit is a Maryland corporation, formed in 2004 under the General Corporation Law of Maryland for the purpose of investing in and owning real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, including but not limited to Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), except where the context otherwise requires.

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

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated within our condensed consolidated financial statements and owns four properties (the “JV Properties”) with another partially owned subsidiary. As of September 30, 2021 and December 31, 2020, we own a 95.3%interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of September 30, 2021 and December 31, 2020, we have a 10%interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of September 30, 2021 and December 31, 2020, we have a 35%interest in the Fantasia JV which owns two properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of September 30, 2021 and December 31, 2020, we have a 20%interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of September 30, 2021 and December 31, 2020, we have a 10%interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method. As of September 30, 2021 and December 31, 2020, we have a 10%interest in the FPH JV which owns six properties.

Indiana JV– Equity-Method Investment

In June 2021, we sold our 15% interest in the Indiana JV for approximately $5.4 million. See Note 5 for further information.

The Indiana JV was not consolidated in our condensed consolidated financial statements and was accounted for under the equity-method. As of September 30, 2021 and December 31, 2020, we had a 0% and 15% interest in the Indiana JV, respectively, which owned 14 properties.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$17,000,000	$14,658,000
Restricted cash	2,999,000	2,933,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$19,999,000	$17,591,000

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

For the period ended September 30, 2021, two of our tenants experienced a material adverse effect on their operations related to COVID-19, and that has affected their ability to make their rent payments in 2021.  For one of the tenants, in October 2020, under a court order, a receiver assumed the responsibilities of operating and managing the Pennington Gardens facility in Chandler, Arizona. In October 2021, we reached an agreement with the tenant to terminate the lease, and we are currently negotiating with the U.S. Department of Housing and Urban Development (“HUD”) to approve the termination of the lease and approve the current receiver as the new operator/manager.  Once approved by HUD, the lease will be terminated and the operations of Pennington Gardens will be consolidated in our financial statements. Beginning in March 2021, we recorded rent payments on a cash basis and wrote off the remaining straight-line rent receivable of $0.4 million. For the other tenant that is managing the Sundial Assisted Living facility, in October 2021, we reached an agreement with the tenant to terminate the lease, and we are currently negotiating with HUD to approve the termination of the lease and install a new operator/manager. Once approved by HUD, the lease will be terminated and the operations of Sundial Assisted Living will be consolidated in our financial statements. Beginning in June 2021, we recorded rent payments on a cash basis and in May 2021, wrote off the remaining straight-line rent receivable of $0.1 million.

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

CARES Act

During 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted to provide economic stimulus and assistance to business owners to help maintain on-going operations in the form of grants, forgivable loans and other relief. We did not obtain a paycheck protection program loan. We have evaluated the CARES Act and determined that there was no impact on the Company for the nine-month period ended September 30, 2021 or the year ended December 31, 2020. We will continue to evaluate and monitor the CARES Act, and any new COVID-19-related legislation to determine the ultimate impact and benefits, if any, to the Company.

3. Investments in Real Estate Properties

As of September 30, 2021 and December 31, 2020, our investments in real estate properties including those held by our consolidated subsidiaries (excluding the 36 and 50 properties, respectively, owned by our unconsolidated Equity-Method Investments) are set forth below:

	September 30,	December 31,
	2021	2020
Land	$8,530,000	$6,237,000
Buildings and improvements	64,203,000	48,295,000
Less: accumulated depreciation	(10,959,000)	(9,853,000)
Buildings and improvements, net	53,244,000	38,442,000
Furniture and fixtures	4,678,000	4,230,000
Less: accumulated depreciation	(4,134,000)	(3,988,000)
Furniture and fixtures, net	544,000	242,000
Intangible lease assets	526,000	—
Less: accumulated amortization	(9,000)	—
Intangible lease assets, net	517,000	—
Real estate properties, net	$62,835,000	$44,921,000

For the three months ended September 30, 2021 and 2020, depreciation and amortization expense (excluding leasing commission amortization) was approximately $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2021 and 2020, depreciation and amortization expense (excluding leasing commission amortization) was approximately $1.3 million and $1.2 million, respectively.

As of September 30, 2021, our portfolio consisted of 10 real estate properties which were 100% leased to the tenants of the related facilities.

The following table provides summary information regarding our portfolio (excluding the 36 properties owned by our unconsolidated Equity-Method Investments) as of September 30, 2021:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,210,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,693,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	11,592,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,157,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,764,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,752,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,232,000
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	10,715,000	8,014,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	4,780,000	3,575,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	4,560,000	3,411,000
Total:				$77,320,000	$61,400,000
(1)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the 36 properties owned by our unconsolidated Equity-Method Investments) as of September 30, 2021, for the period from October 1, 2021 to December 31, 2021 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
October 1, 2021 to December 31, 2021	$1,481,000
2022	5,998,000
2023	6,107,000
2024	6,218,000
2025	6,332,000
Thereafter	37,010,000
$63,146,000

2021 Acquisitions

On July 2, 2021, through our wholly-owned subsidiary, we acquired three skilled nursing facilities, two located in Yucaipa, California and one located in Mentone, California (collectively, the “CA3 Properties”), for the purchase price of $20,055,000, which was funded through cash on hand plus the proceeds from the loan described in Note 4. We incurred approximately $80,000 in acquisition costs in connection with these acquisitions. The CA3 Properties are leased to three unrelated parties under three separate 15-year triple net leases, each of which has two five-year renewal options.

The following table represents the allocation of the relative fair value of the real estate acquired for the CA3 Properties acquisition:

Land	$2,293,000
Building and improvements	15,908,000
Furniture and fixtures	448,000
Intangible lease assets and above/below market leases(1)	1,486,000
Total purchase price plus acquisition costs	$20,135,000
(1)	Above/below market leases intangible asset is included in other assets, net on the condensed consolidated balance sheets.

Leasing Commissions

As a self-managed REIT, we no longer pay leasing commissions. Leasing commissions which were capitalized prior to April 2014 at cost and are amortized on a straight-line basis over the related lease term. As of September 30, 2021 and December 31, 2020, total costs incurred were $1.1 million, and the unamortized balance of capitalized leasing commissions was approximately $0.5 million. Amortization expense for each of the three months ended September 30, 2021 and 2020 was approximately $18,000. Amortization expense for each of the nine months ended September 30, 2021 and 2020 was approximately $53,000.

4. Loans Payable

As of September 30, 2021 and December 31, 2020, our loans payable consisted of the following:

	September 30, 2021	December 31, 2020
Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	$10,232,000	$10,330,000

Loans payable to Lument Capital (formerly ORIX Real Estate Capital, LLC) (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and as of September 30, 2021 and December 31, 2020, collateralized by Sheridan, Fernhill, Pacific Health, Friendship Haven, Aledo and Sundial Assisted Living.	$36,168,000	$36,857,000

Loans payable to CIBC Bank, USA in monthly installments of approximately $65,000, interest only through July 2022 at LIBOR (with a floor of 1%) plus 4% (5% at September 30, 2021), due in July 2024, and collateralized by Yucaipa Post Acute, Creekside Post Acute and University Post Acute)	15,000,000	—
	61,400,000	47,187,000
Less debt issuance costs	(2,071,000)	(1,913,000)
Total loans payable	$59,329,000	$45,274,000

As of September 30, 2021, we have total debt obligations of approximately  $61.4 million that will mature between 2024 and 2055. See table above listing loans payable for further information.  See Note 3 for loans payable balance for each property.

Seven of our properties are financed with HUD-insured loans by various lenders as noted above. All of our HUD-insured loans are subject to customary representations, warranties and ongoing covenants and agreements with respect to the operation of the facilities, including the provision for certain maintenance and other reserve accounts for property tax, insurance, and capital expenditures, as described in the HUD agreements. These reserves are included in restricted cash in our condensed consolidated balance sheets. Additionally, all of our HUD-insured loans have certain financial and non-financial covenants, including ratios and financial statement considerations.

On July 2, 2021, in conjunction with the acquisition of the CA3 Properties (see Note 3), we entered into a first priority $15.0 million mortgage loan collateralized by the CA3 Properties with CIBC Bank, USA (“CIBC”). The loan bears interest at the One Month London Interbank Offer Rate (LIBOR) (with a floor of 1%) plus 4.00%, and matures on July 2, 2024. In the absence of LIBOR, the interest rate on this loan will be based on the banks base or prime rate plus 2.0%. The loan is interest only for the first year and thereafter requires additional monthly installments of principal that are held by the lender in a cash loan guarantee fund until maturity. The loan may be prepaid at any time with no penalty if the CA3 Properties are refinanced through HUD, otherwise we would be required to pay an exit fee as defined in the agreement. Additionally, the CIBC loan has certain financial and non-financial covenants.

As of September 30, 2021, we were in compliance with all of our debt covenants.

In connection with our loans payable, we incurred debt issuance costs. As of September 30, 2021 and December 31, 2020, the unamortized balance of the debt issuance costs was approximately $2.1 million and $1.9 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended September 30, 2021 and 2020, $37,000 and $18,000, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. For each of the nine months ended September 30, 2021 and 2020, $0.1 million of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. Included in the amortization of debt issuance costs for the nine months ended September 30, 2020 is $77,000 related to the write off of debt issuance costs for CHP Friendswood SNF, LLC’s prior loan.

During the three months ended September 30, 2021 and 2020, we incurred approximately $0.7 million and $0.5 million of interest expense (excluding debt issuance costs amortization), respectively, related to our loans payable. During the nine months ended September 30, 2021 and 2020, we incurred approximately $1.7 million and $1.6 million, respectively, of interest expense (excluding debt issuance costs amortization) related to our loans payable.

The principal payments due on the loans payable (excluding debt issuance costs) for the period from October 1, 2021 to December 31, 2021 and for each of the four following years and thereafter ending December 31 are as follows:

Principal
Years Ending	Amount
October 1, 2021 to December 31, 2021	$273,000
2022	1,269,000
2023	1,475,000
2024	15,730,000
2025	1,246,000
Thereafter	41,407,000
$61,400,000

5. Equity-Method Investments

As of September 30, 2021 and December 31, 2020, the aggregate balances of our Equity-Method Investments were approximately $7.6 million and $11.4 million, respectively, and are as follows:

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

As of September 30, 2021 and December 31, 2020, the balance of our equity-method investment related to the SUL JV was approximately $2.4 million and $2.7 million, respectively.

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

As of September 30, 2021 and December 31, 2020, the balance of our equity-method investment related to the Fantasia JV was approximately $2.1 million and $2.0 million, respectively.

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

As of September 30, 2021 and December 31, 2020, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.3 million and $1.4 million, respectively.

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

As of September 30, 2021 and December 31, 2020, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.5 million and $1.6 million, respectively.

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

As of September 30, 2021 and December 31, 2020, the balance of our equity-method investment related to the FPH JV was approximately $0.3 million and $0.2 million, respectively.

Indiana JV

In June 2021, we sold our 15% interest in the Indiana JV for approximately $5.4 million in cash. For the nine months ended September 30, 2021, we recorded approximately $3.5 million in gain on the sale from this equity-method investment which is included in our condensed consolidated statements of operations under gain on sale of equity-method investment.

As of September 30, 2021 and December 31, 2020, the balance of our equity-method investment related to the Indiana JV was approximately $0 and $3.5 million, respectively.

Summarized Financial Data for Equity-Method Investments

Our Equity-Method Investments are significant equity-method investments in the aggregate. The information for the Indiana JV is through the date of the sale of our interest, June 11, 2021.

The results of operations of our Equity-Method Investments for the nine months ended September 30, 2021 are summarized below:

		Fantasia	Fantasia	Fantasia	FPH	Indiana	Combined
	SUL JV	JV	II JV	III JV	JV	JV	Total
Revenue	$15,339,000	$2,860,000	$2,759,000	$6,156,000	$2,731,000	$(1,695,000)	$28,150,000
Income (loss) from operations	$5,072,000	$282,000	$1,448,000	$3,094,000	$1,255,000	$(5,093,000)	$6,058,000
Net income (loss)	$1,421,000	$369,000	$738,000	$1,510,000	$1,205,000	$(8,567,000)	$(3,324,000)
Summit interest in Equity-Method Investments net income (loss)	$142,000	$129,000	$148,000	$151,000	$121,000	$(1,286,000)	$(595,000)

The results of operations of our Equity-Method Investments for the nine months ended September 30, 2020 are summarized below:

		Fantasia	Fantasia	Fantasia	FPH		Combined
	SUL JV	JV	II JV	III JV	JV	Indiana JV	Total
Revenue	$13,703,000	$3,106,000	$2,668,000	$5,986,000	$2,650,000	$8,839,000	$36,952,000
Income from operations	$5,851,000	$460,000	$1,474,000	$3,240,000	$1,256,000	$5,579,000	$17,860,000
Net income (loss)	$2,467,000	$(72,000)	$748,000	$1,437,000	$(1,175,000)	$(356,000)	$3,049,000
Summit interest in Equity-Method Investments net income (loss)	$247,000	$(25,000)	$150,000	$144,000	$(117,000)	$(53,000)	$346,000

Distributions from Equity-Method Investments

As of September 30, 2021 and December 31, 2020, we have distributions receivable, which are included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	September 30,	December 31,
	2021	2020
SUL JV	$324,000	$466,000
Fantasia JV	162,000	36,000
Fantasia II JV	53,000	51,000
Fantasia III JV	331,000	257,000
FPH JV	26,000	26,000
Indiana JV	—	498,000
Total	$896,000	$1,334,000

For the nine months ended September 30, 2021 and 2020, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
		Cash Flow	Cash Flow		Cash Flow	Cash Flow
	Total Cash	from	from	Total Cash	from	from
	Distributions	Operating	Investing	Distributions	Operating	Investing
	Received	Activities	Activities	Received	Activities	Activities
SUL JV	$631,000	$142,000	$489,000	$352,000	$246,000	$106,000
Fantasia JV	—	—	—	144,000	—	144,000
Fantasia II JV	225,000	148,000	77,000	219,000	150,000	69,000
Fantasia III JV	123,000	123,000	—	104,000	104,000	—
FPH JV	114,000	114,000	—	118,000	—	118,000
Indiana JV	773,000	—	773,000	429,000	—	429,000
Total	$1,866,000	$527,000	$1,339,000	$1,366,000	$500,000	$866,000

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the applicable joint venture agreements. Additionally, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in those agreements. For the three months ended September 30, 2021 and 2020, we recorded approximately $0.2 million and $0.3 million,respectively, in acquisition and asset management fees from our Equity-Method Investments. For the nine months ended September 30, 2021 and 2020, we recorded $0.8 million and $0.9 million, respectively,in acquisition and asset management fees from our Equity-Method Investments (see Note 7).

6. Receivables

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	September 30,	December 31,
	2021	2020
Straight-line rent receivables	$2,337,000	$2,772,000
Distribution receivables from Equity-Method Investments	896,000	1,334,000
Asset management fees	348,000	432,000
Other receivables	41,000	139,000
Total	$3,622,000	$4,677,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through September 30, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of September 30, 2021 and December 31, 2020, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our condensed consolidated balance sheets (see Note 10).

As of September 30, 2021 and December 31, 2020, we had the following receivables and reserves related to CRA:

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

8. Concentration of Risk

Our cash is generally invested in short-term money market instruments. As of September 30, 2021, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of September 30, 2021, we owned four properties in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 36 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended September 30, 2021, we leased our 10 real estate properties to eight different tenants under long-term triple net leases, and four of the eight tenants each represented more than 10% of our rental revenue. For the three months ended September 30, 2020, we leased our seven real estate properties to five different tenants under long-term triple net leases, and four of the five tenants each represented more than 10% of our rental revenue.

For the nine months ended September 30, 2021, we leased our 10 real estate properties to eight different tenants under long-term triple net leases, and three of the eight tenants each represented more than 10% of our rental revenue.  For the nine months ended September 30, 2020, we leased our seven real estate properties to five different tenants under long-term triple net leases, and four of the five tenants each represented more than 10% of our rental revenue .

As of September 30, 2021, no tenants constituted a significant asset concentration as the net assets leased to the tenants were not greater than 20% of our total assets.

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

As of September 30, 2021 and December 31, 2020, the fair value of loans payable was $55.6 million and $52.6 million, compared to the principal balance (excluding debt discount) of $61.4 million and $47.2 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of September 30, 2021, we utilized discount rates ranging from 2.8% to 5.0% and a weighted average discount rate of 5.0%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the three and nine months ended September 30, 2021 and 2020.

At September 30, 2021 and December 31, 2020, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”). HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. On October 22, 2019, the Third Circuit granted HCRE’s appeal, reversing the District Court and holding that HCRE could assert the adversary complaint seeking damages for violation of the automatic stay. The Company filed a Petition for Rehearing on November 5, 2019 asserting that HCRE is not entitled to assert a claim for damages for violation of the automatic stay. This Petition was denied and the mandate was issued sending the matter back to the Bankruptcy Court. The Bankruptcy Court held a status conference on February 4, 2021, and subsequently entered scheduling orders to govern discovery and pretrial matters, and discovery is ongoing. The parties have filed dispositive motions, including a motion filed by the Company and the petitioning creditors for judgment on the pleadings.  Following a further status conference on October 14, 2021, the parties agreed to postpone remaining discovery until after the Court rules on the pending motions.Based on the assessment by management of the numerous legal arguments that can be raised on this claim, the Company believes that a loss is currently not probable or estimable under ASC 450, “Contingencies”, and as of September 30, 2021 no accrual has been made with regard to the claim. We believe that all of HCRE’s remaining alleged claims are without merit and will vigorously defend ourselves.

Indemnification and Employment Agreements

We have entered into indemnification agreements with certain of our executive officers and directors which indemnify them against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by him or her in connection with any proceeding. Additionally, effective October 19, 2021, we amended our employment agreements with our executive officers to extend the term of each agreement for an additional three years. These employment agreements include customary terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a cash payment following a change in control of the Company, as defined in such agreements.

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

The following table summarizes our stock options as of September 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2021	1,871,908	$2.09
Granted	—
Exercised	—
Cancelled/forfeited	(1,333)	2.26
Options outstanding at September 30, 2021	1,870,575	$2.09	6.06	$1,524,000

Options exercisable at September 30, 2021	1,828,685	$2.08	6.06	$1,497,000

For our outstanding non-vested options as of September 30, 2021, the weighted average grant date fair value per share was  $0.59. As of September 30, 2021, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
October 1, 2021 to December 31, 2021	$10,000
2022	14,000
2023	1,000
$25,000

The stock-based compensation expense reported for the three months ended September 30, 2021 and 2020 was approximately $9,000 and $35,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. The stock-based compensation expense reported for the nine months ended September 30, 2021 and 2020 was approximately $56,000 and $115,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

12. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”) for the Company’s common stock for the three and nine months ended September 30, 2021 and 2020, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
(Loss) income	$(229,000)	$128,000	$604,000	$(136,000)
(Income) loss attributable to noncontrolling interest	(18,000)	(16,000)	(58,000)	(39,000)
Net (loss) income applicable to common stockholders	$(247,000)	$112,000	$546,000	$(175,000)

Denominator:
Basic:
Denominator for basic EPS - weighted average shares	23,027,978	23,027,978	23,027,978	23,027,978
Effect of dilutive shares:
Stock options	—	487,436	525,628	—

Denominator for diluted EPS – adjusted weighted average shares	23,027,978	23,515,414	23,553,606	23,027,978

Basic EPS	$(0.01)	$0.00	$0.02	$(0.01)
Diluted EPS	$(0.01)	$0.00	$0.02	$(0.01)

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

Overview

As of September 30, 2021, our ownership interests in our 10 real estate properties of senior housing facilities was as follows: 100% ownership of six properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, and a 10% equity interest in an unconsolidated equity-method investment that holds six properties (collectively, our “Equity-Method Investments”). In June 2021, we sold our 15% equity interest in an unconsolidated equity-method investment that held 14 properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

Our revenues are comprised largely of tenant rental income from our 10 real estate properties, including rents reported on a straight-line basis, where applicable, over the initial term of each tenant lease, and acquisition and asset management fees resulting from our Equity-Method Investments. We also receive cash distributions from our Equity-Method Investments, which are included in net cash provided by operating activities and net cash provided by investing activities in our condensed consolidated statements of cash flows. Our growth depends, in part, on our ability to continue to raise joint venture equity or other equity, acquire new healthcare properties at attractive prices, negotiate long-term tenant leases with sustainable rental rate escalation terms and control our expenses. Our operations are impacted by property-specific, market-specific, general economic, regulatory and other conditions.

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

Summit Portfolio Properties

At September 30, 2021, our portfolio consisted of 10 real estate properties as noted above. All of the properties are 100% leased on a triple net basis. The following table provides summary information (excluding the 36 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of September 30, 2021:

			Square	Purchase
	Properties	Beds	Footage	Price
SNF	7	528	158,595	$51,795,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	10	749	295,360	$77,320,000

					2021
					Rental
Property	Location	Date Purchased	Type	Beds	Revenue[1]
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$369,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	394,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	1,059,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	726,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	573,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	167,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	90	278,000
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	82	264,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	59	118,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	50	112,000
Total				749

1 Represents year-to-date rental revenue based on in-place leases, including straight-line rent and excluding straight-line rent write offs of $0.5 million, through September 30, 2021 and excluding $0.5 million in tenant reimbursements.

On July 2, 2021, we acquired three properties in California (the “CA3 Properties”) for approximately $20.1 million.  See Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements for further information.

Summit Equity-Method Investment Portfolio Properties

We continue to believe that raising institutional joint venture equity to make acquisitions will be accretive to shareholder value. Our primary source of equity since 2015 has been institutional funds raised through a joint venture structure and accounted for as equity-method investments. We continue to believe this is a prudent strategy for growth.

A summary of the condensed combined financial data for the balance sheets and statements of income for all unconsolidated Equity-Method Investments are as follows (see below under Indiana JV for information regarding the sale of our equity interest in the Indiana JV on June 11, 2021 and see Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements; accordingly, the financial information for the Indiana JV is not included in the September 30, 2021 combined balance sheet and the three and nine months ended September 30, 2021 combined statements of income below):

	September 30,	December 31,
Condensed Combined Balance Sheets:	2021	2020
Total Assets	$287,086,000	$415,591,000
Total Liabilities	$218,462,000	$324,414,000
Members Equity:
Summit	$7,712,000	$11,489,000
JV Partners	$60,912,000	$79,688,000
Total Members Equity	$68,624,000	$91,177,000

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Condensed Combined Statements of Income:	2021	2020	2021	2020
Total Revenue	$9,960,000	$12,282,000	$29,845,000	$36,952,000
Income from Operations	$3,797,000	$6,007,000	$11,151,000	$17,860,000
Net Income	$1,660,000	$1,583,000	$5,243,000	$3,049,000

Summit equity interest in Equity-Method Investments net income	$190,000	$177,000	$691,000	$345,000
JV Partners interest in Equity-Method Investments net income	$1,470,000	$1,406,000	$4,552,000	$2,704,000

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

The following reconciles our 10% equity investment in the SUL JV from inception through September 30, 2021:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,076,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	736,000
Riverglen (New Hampshire) – April 2016	424,000
Delaware Properties – September 2016	1,846,000
Total investments	4,919,000
Income from equity-method investee	1,455,000
Distributions	(3,930,000)
Total investment at September 30, 2021	$2,444,000

A summary of the condensed consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

	September 30,	December 31,
Condensed Consolidated Balance Sheets of SUL JV:	2021	2020
Real estate properties and intangibles, net	$126,175,000	$129,793,000
Cash and cash equivalents	5,353,000	6,548,000
Other assets	13,568,000	11,932,000
Total Assets	$145,096,000	$148,273,000

Loans payable, net	$103,374,000	$104,552,000
Other liabilities	8,455,000	9,115,000
Members’ equity:
Best Years	30,708,000	31,841,000
Summit	2,559,000	2,765,000
Total Liabilities and Members’ Equity	$145,096,000	$148,273,000

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Condensed Consolidated Statements of Income of SUL JV:	2021	2020	2021	2020
Total revenue	$5,072,000	$4,553,000	$15,339,000	$13,703,000
Property operating expenses	(2,084,000)	(1,124,000)	(6,241,000)	(3,533,000)
Net operating income	2,988,000	3,429,000	9,098,000	10,170,000
General and administrative expense	(99,000)	(96,000)	(307,000)	(294,000)
Depreciation and amortization expense	(1,174,000)	(1,338,000)	(3,719,000)	(4,025,000)
Income from operations	1,715,000	1,995,000	5,072,000	5,851,000
Interest expense	(1,149,000)	(1,171,000)	(3,463,000)	(3,581,000)
Amortization of debt issuance costs	(49,000)	(54,000)	(153,000)	(160,000)
Other income (expense)	117,000	1,000	(35,000)	357,000
Net income	$634,000	$771,000	$1,421,000	$2,467,000

Summit equity interest in SUL JV net income	$63,000	$77,000	$142,000	$247,000

As of September 30, 2021, the 17 properties held by SUL JV, our unconsolidated 10% equity-method investment, 11 of which are 100% leased on a triple net basis, and are as follows:

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

Equity-Method Partner – Fantasia Investment III LLC

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

The following reconciles our equity investments in the Fantasia JVs from inception through September 30, 2021:

Summit Fantasia Holdings, LLC – October 2016	$2,524,000
Summit Fantasia Holdings II, LLC – February 2017	1,923,000
Summit Fantasia Holdings III, LLC – August 2017	1,954,000
Total investment	6,401,000
Income from Fantasia JVs	1,463,000
Distributions	(2,962,000)
Total Fantasia investments at September 30, 2021	$4,902,000

A summary of the condensed combined financial data for the balance sheets and statements of income for the unconsolidated Fantasia JVs, of which we own a 10% to 35% equity interest, is as follows:

	September 30,	December 31,
Condensed Combined Balance Sheets of Fantasia JVs:	2021	2020
Real estate properties, net	$89,545,000	$101,351,000
Cash and cash equivalents	7,667,000	7,497,000
Assets held for sale (1)	10,994,000	—
Other assets	5,926,000	6,526,000
Total Assets	$114,132,000	$115,374,000

Loans payable, net	$66,696,000	$75,661,000
Liabilities held for sale (1)	7,992,000	—
Other liabilities	8,382,000	8,359,000
Members’ equity:
Fantasia JVs	26,160,000	26,330,000
Summit	4,902,000	5,024,000
Total Liabilities and Members’ Equity	$114,132,000	$115,374,000
(1)	In May 2021, the Fantasia I JV entered into an agreement to sell one of the properties in the Summit Fantasia Holdings, LLC equity-method investment; therefore, such property has been accounted for as Held for Sale.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Condensed Combined Statements of Income of Fantasia JVs:	2021	2020	2021	2020
Total revenue	$3,940,000	$3,904,000	$11,775,000	$11,760,000
Property operating expenses	(1,509,000)	(1,394,000)	(4,503,000)	(4,228,000)
Net operating income	2,431,000	2,510,000	7,272,000	7,532,000
General and administrative expense	(121,000)	(45,000)	(369,000)	(178,000)
Depreciation and amortization expense	(650,000)	(727,000)	(2,079,000)	(2,180,000)
Income from operations	1,660,000	1,738,000	4,824,000	5,174,000
Interest expense	(896,000)	(978,000)	(2,682,000)	(2,888,000)
Amortization of debt issuance costs	(16,000)	(45,000)	(48,000)	(192,000)
Other income	1,000	2,000	523,000	19,000
Net income	$749,000	$717,000	$2,617,000	$2,113,000

Summit equity interest in Fantasia JVs net income	$99,000	$97,000	$428,000	$268,000

As of September 30, 2021, the 13 properties in Fantasia JVs, our unconsolidated equity-method investments, are all 100% leased on a triple net basis, and are as follows:

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

The following reconciles our equity investment in the FPH JV from inception through September 30, 2021:

Iowa properties – November 2017	$929,000
Total investment	929,000
Income from equity-method investee	6,000
Distributions	(684,000)
Total FPH investment at September 30, 2021	$251,000

A summary of the condensed consolidated financial data for the balance sheets and statements of operations for the unconsolidated FPH JV is as follows:

Condensed Consolidated Balance Sheets of FPH JV:	September 30, 2021	December 31, 2020
Real estate properties, net	$25,147,000	$26,068,000
Cash and cash equivalents	1,445,000	1,430,000
Other assets	1,266,000	1,079,000
Total Assets	$27,858,000	$28,577,000

Loans payable, net	$20,872,000	$21,195,000
Other liabilities	2,691,000	3,407,000
Members’ equity:
Fantasia JVs	4,044,000	3,730,000
Summit	251,000	245,000
Total Liabilities and Members’ Equity	$27,858,000	$28,577,000

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Condensed Consolidated Statements of Operations of FPH JV:	2021	2020	2021	2020
Total revenue	$948,000	$879,000	$2,731,000	$2,650,000
Property operating expenses	(182,000)	(117,000)	(445,000)	(364,000)
Net operating income	766,000	762,000	2,286,000	2,286,000
General and administrative expense	(37,000)	(38,000)	(110,000)	(109,000)
Depreciation and amortization expense	(307,000)	(307,000)	(921,000)	(921,000)
Income from operations	422,000	417,000	1,255,000	1,256,000
Interest expense	(254,000)	(260,000)	(757,000)	(777,000)
Amortization of debt issuance costs	(15,000)	(16,000)	(46,000)	(46,000)
Other income (expense)	124,000	89,000	753,000	(1,608,000)
Net income (loss)	$277,000	$230,000	$1,205,000	$(1,175,000)

Summit equity interest in FPH JV net income (loss)	$28,000	$23,000	$121,000	$(117,000)

As of September 30, 2021, the six properties of our unconsolidated equity-method investments in FPH JV, all of which are 100% leased on a triple net basis, are as follows:

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

Distributions from Equity-Method Investments

For the nine months ended September 30, 2021 and 2020, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Nine months ended September 30,
	2021	2020
Distributions	$1,429,000	$1,496,000

Cash received for distributions	$1,866,000	$1,366,000

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 29, 2021.

Results of Operations

Our results of operations are described below:

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended
	September 30,
	2021	2020	$ Change
Total rental revenues	$1,853,000	$1,624,000	$229,000
Property operating costs	(264,000)	(252,000)	(12,000)
Net operating income (1)	1,589,000	1,372,000	217,000
Acquisition & asset management fees	165,000	292,000	(127,000)
Interest income from notes receivable	7,000	7,000	—
General and administrative	(933,000)	(779,000)	(154,000)
Depreciation and amortization	(524,000)	(417,000)	(107,000)
Income from equity-method investees	191,000	179,000	12,000
Other income	5,000	5,000	—
Interest expense	(729,000)	(531,000)	(198,000)
Net (loss) income	(229,000)	128,000	(357,000)
Noncontrolling interests’ share in (income) loss	(18,000)	(16,000)	(2,000)
Net (loss) income applicable to common stockholders	$(247,000)	$112,000	$(359,000)
(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues less property operating costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, gain on sale of equity-method investment, other income, and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses. Net operating income increased approximately $0.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the acquisition of the CA3 Properties in July 2021 offset by the reduction in rental revenue from Pennington Gardens and Sundial Assisted Living (approximately $128,000) (see Note 2 to the accompanying Notes to Condensed Consolidated Financial Statements under Coronavirus (COVID-19) and Note 3 under 2021 Acquisitions).

The net increase in general and administrative expenses of $0.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is primarily due to an increase in payroll related expenses, legal fees and other professional expenses.

The net increase in depreciation and amortization and interest expense of $0.1 million and $0.2 million, respectively, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is primarily due to the acquisition of the CA3 Properties in July 2021.

Nine months ended September 30, 2021 Compared to Nine months ended September 30, 2020

	Nine months ended September 30,
	2021	2020	$ Change
Total rental revenues	$4,061,000	$4,828,000	$(767,000)
Property operating costs	(694,000)	(722,000)	28,000
Net operating income (1)	3,367,000	4,106,000	(739,000)
Acquisition & asset management fees	789,000	910,000	(121,000)
Interest income from notes receivable	20,000	21,000	(1,000)
General and administrative	(3,426,000)	(2,566,000)	(860,000)
Depreciation and amortization	(1,316,000)	(1,252,000)	(64,000)
(Loss) income from equity-method investees	(594,000)	346,000	(940,000)
Gain on sale of equity-method investment	3,515,000	—	3,515,000
Other income	16,000	53,000	(37,000)
Interest expense	(1,767,000)	(1,754,000)	(13,000)
Net income (loss)	604,000	(136,000)	740,000
Noncontrolling interests’ share in (income) loss	(58,000)	(39,000)	(19,000)
Net income (loss) applicable to common stockholders	$546,000	$(175,000)	721,000

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses. Net operating income decreased approximately $0.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the reduction in total rental revenue ($0.6 million) and write off of straight-line rent ($0.5 million) from Pennington Gardens and Sundial Assisted Living (see Note 2 to the accompanying Notes to Condensed Consolidated Financial Statements under Coronavirus (COVID-19) offset by the acquisition of the CA3 Properties in July 2021.

The net increase in general and administrative expenses of $0.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is primarily due to the write off of expenses associated with a terminated transaction of approximately $0.6 million and an increase in payroll related expenses and other professional expenses of approximately $0.3 million.

The net decrease of approximately $1.0 million from income to loss from equity-method investments for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is primarily due to the increase in the net loss related to the Indiana JV, our former Equity-Method Investment (see Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements for further information related to the sale of our interest in the Indiana JV in June 2021).

The increase in gain on sale of equity-method investment of approximately $3.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is due to the sale of our equity interest in the Indiana JV (see Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements for further information related to the sale of our interest in the Indiana JV in June 2021).

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $17.0 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

Seven of our debt obligations are long-term, fixed rate HUD-insured loans that mature between 2039 and 2055.  The other debt obligation is a short-term loan that matures in July 2024 with a variable interest rate starting at 5% and based on the one-month LIBOR rate

Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties.

CARES Act

During 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted to provide economic stimulus and assistance to business owners to help maintain on-going operations in the form of grants, forgivable loans and other relief. We did not obtain a paycheck protection program loan. We have evaluated the CARES Act and determined that there was no impact to the Company for the three and nine-month period ended September 30, 2021 and for the year ended December 31, 2020. We will continue to evaluate and monitor the CARES Act, and any new COVID-19-related legislation to determine the ultimate impact and benefits, if any, to the Company.

Credit Facilities and Loan Agreements

As of September 30, 2021, we had debt obligations of approximately $61.4 million. The outstanding balance by loan agreement is as follows (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding our refinancing arrangements):

●	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $10.3 million maturing September 2053
●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $36.1 million maturing from September 2039 through April 2055
●	CIBC Bank, USA - approximately $15.0 million maturing July 2024

Distributions

We made no stockholder distributions during the nine months ended September 30, 2021.

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three months and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income applicable to common stockholders (GAAP)	$(247,000)	$112,000	$546,000	$(175,000)
Adjustments:
Depreciation and amortization	524,000	417,000	1,316,000	1,252,000
Depreciation and amortization related to non-controlling interests	(9,000)	(10,000)	(28,000)	(30,000)
Depreciation related to Equity-Method Investments	253,000	557,000	1,288,000	1,672,000
Gain on sale of equity-method investment	—	—	(3,515,000)	—
Funds provided from (used in) operations (FFO) applicable to common stockholders	$521,000	$1,076,000	$(393,000)	$2,719,000
Weighted-average number of common shares outstanding - basic	23,027,978	23,027,978	23,027,978	23,027,978
FFO per weighted average common shares - basic	$0.02	$0.05	$(0.02)	$0.12
Weighted-average number of common shares outstanding - diluted	23,027,978	23,515,414	23,553,606	23,027,978
FFO per weighted average common shares - diluted	$0.02	$0.05	$(0.02)	$0.12

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.
(b)	Not applicable.
(c)	During the nine months ended September 30, 2021, we redeemed no shares pursuant to our stock repurchase program.

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

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).

10.1	Amended and Restated Employment Agreement dated October 19, 2021 by and between the Company and Kent Eikanas*

10.2	Amended and Restated Employment Agreement dated October 19, 2021 by and between the Company and Elizabeth Pagliarini*

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Kent Eikanas
Date: November 10, 2021	Kent Eikanas
Chief Executive Officer
(Principal Executive Officer)

/s/ Elizabeth A. Pagliarini
Date: November 10, 2021	Elizabeth A. Pagliarini
Chief Financial Officer
(Principal Financial Officer)