Form 10-K
period 2021-12-31
Summit Healthcare REIT, Inc
filed 2022-03-31
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Securities registered pursuant to section 12(g) of the Act:

Common stock, $0.001 par value

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ⌧

As of June 30, 2021 (the last business day of the Registrant’s second fiscal quarter), there were 23,027,978 shares of common stock held by non-affiliates of the Registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was terminated on November 23, 2010, was $8.00.

As of March 21, 2022 there were 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

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

We are self-managed and have employees to directly manage our operations. At December 31, 2021, we own a 99.88% general partner interest in the Operating Partnership while Cornerstone Realty Advisors, LLC (“CRA”), a former affiliate, owns a 0.12% limited partnership interest.

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

As of December 31, 2021, our ownership interests in our 18 real estate properties of senior housing facilities was as follows: 100% ownership of 14 properties and 95.3% ownership interest in four properties held in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% equity interest in an unconsolidated equity-method investment that holds 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, and a 10% equity interest in an unconsolidated equity-method investment that holds six properties. In June 2021, we sold our 15% equity interest in an unconsolidated equity-method investment that held 14 properties.

We generally lease our senior housing facilities to tenants on a triple net basis, with an initial leasehold term of 10 to 15 years with one or more five-year renewal options. Under a triple net lease, the tenant pays or reimburses the owner for all or substantially all property operating expenses and capital expenditures.

Each of our tenants holds the license to operate the facility, employs all facility employees (facility administrator, nurses, housekeeping staff, etc.), contracts directly with residents or patients and receives all facility-related revenue, and bears all of the expenses and other obligations of the property, including rent payments to us. Most, if not all, of our tenants engage a separate, affiliated management company (“operator/manager”) to assist with back-office management of the facility (e.g. bookkeeping, human resources, and payroll processing).

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

As of December 31, 2021 and 2020, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement (as amended, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2021 and 2020, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2021 and 2020, we have a 35% in the Fantasia JV which owns two properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia II LLC Agreement”) with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2021 and 2020, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC – Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement (“Fantasia III LLC Agreement”) with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2021 and 2020, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC – Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement (“FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2021 and 2020, we have a 10% interest in the FPH JV which owns six properties.

Indiana JV – Equity-Method Investment

In June 2021, we sold our 15% interest in an Indiana joint venture (the “Indiana JV”) for approximately $5.4 million. See Note 5 to the accompanying Notes to Consolidated Financial Statements for further information.

The Indiana JV was not consolidated in our consolidated financial statements and was accounted for under the equity-method. As of December 31, 2021 and December 31, 2020, we had a 0% and 15% interest, respectively, in the Indiana JV.

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC (the “SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia JV, Fantasia II JV, Fantasia III JV, FPH JV and Indiana JV (through the sale date of June 11, 2021), (collectively, our “Equity-Method Investments”) and provide various services in exchange for fees and reimbursements. All acquisition fees and management fees are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS.

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

Acquisition Policies

Primary Investment Focus

We intend to acquire healthcare-related real estate assets that are:

●	stabilized;
●	operated by high-quality and experienced tenants and operators/managers;
●	of high-quality and currently producing income; and
●	fee simple.

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

We may acquire additional properties through joint venture investments in the future or sell a percentage of our existing properties to a joint venture partner, which may result in the deconsolidation of properties we already own. We anticipate acquiring properties through joint ventures in order to diversify our portfolio of properties in terms of geographic region, facility type and operator/manager, among other reasons. Joint ventures typically also allow us to acquire an interest in a property without funding the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, management will evaluate the structure of the joint venture, the real property that such joint venture owns or is being formed to own under the same criteria. We may form additional entities in conjunction with joint ventures. These entities may employ debt financing consistent with our borrowing policies. See “Borrowing Policies” below. Our joint ventures may take the form of equity joint ventures with one or more large institutional partners.

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

Other information

Our executive offices are located at 2 South Pointe Drive, Suite 100, Lake Forest, CA 92630. Our current lease, which covers approximately 4,100 square feet in a two-story office building, expires in April 2022 and we are currently evaluating our options. As of December 31, 2021, we have 10 full-time employees.

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

There is no current public market for our stock and there is no assurance that a public market will ever develop for our stock. Our charter contains restrictions on the ownership and transfer of our stock, and these restrictions may inhibit our stockholders’ ability to sell their stock further limiting any potential market.

We believe the value of our stock owned by our stockholders has declined substantially from the issue price. It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, because the amount of funds available for investment was reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. As of December 31, 2021, our estimated per-share value of our common stock was $2.94 per share. Unless our aggregate investments increase in value to compensate for upfront fees and expenses and prior declines in value, it is unlikely that our stockholders will be able to sell their stock without incurring a substantial loss. We cannot assure our stockholders that their stock will ever appreciate in value to equal the price they paid for their stock. Stockholders should consider their stock as an illiquid investment, and they must be prepared to hold their stock for an indefinite period of time.

We have limited liquidity and we may be required to pursue certain measures in order to maintain or enhance our liquidity.

Liquidity is essential to our business and our ability to operate and to fund our existing obligations. We are dependent on external debt financing, joint venture opportunities and cash from our operating properties to fund our ongoing operations. We may not find suitable joint venture partners willing to provide capital at terms acceptable to us or at all. Our access to debt financing depends on the willingness of third parties to provide us with corporate- or asset-level debt. It also depends on conditions in the capital markets generally. We cannot be certain that sufficient funding will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient funding on acceptable terms, or at all, we will not be able to operate and/or grow our business, which would likely have a negative impact on the value of our common stock and our ability to make distributions to our stockholders. In such an instance, a lack of sufficient liquidity would have a material adverse impact on our operations, cash flow and financial condition. We may be required to pursue certain measures in order to maintain or enhance our liquidity, including seeking the extension or replacement of our debt facilities, potentially selling assets at unfavorable prices and/or reducing our operating expenses. We cannot assure you that we will be successful in managing our liquidity.

If we do not successfully implement a long-term business strategy, our stockholders may have to hold their investment for an indefinite period.

The timing of the sale of our company or assets will depend on real estate and financial markets, economic conditions in the areas in which properties are located, and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets. After we adopt a plan of liquidation, we would remain in existence until all properties and assets are liquidated. If we do not pursue a liquidity event, or delay such an event due to market conditions, our stockholders’ shares may continue to be illiquid and they may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment. If we were to pursue a liquidation currently, our stockholders would likely not receive the amount of their original investment.

The inability to retain or obtain key personnel could have a material negative impact on our operations, which could impair our ability to make distributions.

Our success depends to a significant degree upon our management team, specifically our Chief Executive Officer (or CEO) and Chief Operating Officer/Chief Financial Officer (or COO/CFO). If key personnel were to cease employment with the Company, we may be unable to find suitable replacements, and our operating results could suffer. We believe that our future success depends, in large part, upon our ability to hire and retain highly-skilled managerial and operational personnel. Competition for highly-skilled personnel is intense, and we may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly-skilled personnel, our ability to implement our investment strategies could be delayed or hindered and the value of our stockholders’ investments in us may decline.

Cash distributions to our stockholders may be limited.

Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure, reserve requirements, general operational requirements, and the analysis of investing excess cash flow to grow the portfolio versus paying distributions to shareholders.

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

We are subject to risks of damage from catastrophic weather and other natural or man-made disasters and the physical effects of climate change.

Natural and man-made disasters, including terrorist attacks and acts of nature such as hurricanes, tornadoes, earthquakes, flooding and wildfires, may cause damage to our properties or business disruption to our tenants and operators . These adverse weather and natural or manmade events could cause substantial damage or loss to our properties which could exceed applicable property insurance coverage. Such events could also have a material adverse impact on our tenants’ operations and ability to meet their respective obligations to us. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. Any such loss could materially and adversely affect our business and our financial condition and results of operations. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable. To the extent that significant changes in the climate occur in areas where our properties are located, we may experience more frequent extreme weather events which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties without a corresponding increase in revenue. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.

General Risks Related to Investments in Real Estate and Real Estate-Related Investments

Economic and regulatory changes that impact the real estate market may reduce our net income and the value of our properties.

We are subject to risks related to the ownership and operation of real estate, including but not limited to:

●	worsening general or local economic conditions and financial markets could cause lower demand, tenant defaults, and reduced occupancy and rental rates, some or all of which would cause an overall decrease in revenue from rents;

●	increases in competing properties in an area which could require increased concessions to tenants and reduced rental rates;
●	increases in interest rates or unavailability of permanent mortgage funds which may render the sale of a property difficult or unattractive; and
●	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

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

Equity real estate investments are relatively illiquid. Therefore, we will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We may also have a limited ability to sell assets in order to fund working capital and similar capital needs. When we sell any of our properties, we may not realize a gain on such sale. We may elect not to distribute any proceeds from the sale of properties to our stockholders; for example, we may use such proceeds to:

●	purchase additional properties;
●	repay debt, if any;
●	buy out interests of any joint venturer or other partners in any joint venture in which we are a party;
●	create working capital reserves; or
●	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our remaining properties.

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

We have and are likely to continue to enter into joint ventures with third parties to acquire or improve properties. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

●	joint venturers may share certain approval rights over major decisions;
●	that such joint venturer, co-owner or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;
●	the possibility that our joint venturer, co-owner or partner in an investment might become insolvent or bankrupt;
●	the possibility that we may incur liabilities as a result of an action taken by our joint venturer, co-owner or partner;
●	that such joint venturer, co-owner or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT;
●	disputes between us and our joint venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; or
●	that under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

These events might subject us to liabilities in excess of those contemplated and, thus, reduce our stockholders’ investment returns. If we have a right of first refusal or buy/sell right to buy out a joint venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a joint venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture.

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

Federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of healthcare. Legislative and regulatory proposals and enactments to reform healthcare insurance programs could significantly impact our properties and the manner in which our tenants are paid. For example, provisions of the PPACA, also known as “Obamacare,” have resulted in changes in the way healthcare is paid for by both governmental and private insurers. These changes have had, and are expected to continue to have, a significant impact on our business.. There is no assurance that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

There is also significant economic pressure on state budgets that may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for the services our tenants provide.

Adverse trends in the healthcare service industry may negatively affect lease revenues from healthcare properties that we may acquire and the values of those investments.

The healthcare service industry may be affected by the following:

●	staffing shortages and continued reliance on higher-priced agency healthcare workers;

●	increased costs and decreased occupancy due to COVID-19 and potential future pandemics or contagious outbreaks;
●	trends in the method of delivery of healthcare services,
●	specifically expansion of home-based healthcare;
●	increased acuity of care;
●	competition among healthcare providers;
●	lower increases or decreases in reimbursement rates from government and commercial payors, high uncompensated care expense, investment losses and limited admissions growth pressuring operating profit margins for healthcare providers;
●	liability and workers compensation insurance expense; and
●	health reform initiatives to address healthcare costs through expanded pay-for-performance criteria, value-based purchasing programs, bundled provider payments, accountable care organizations, state health insurance exchanges, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions.

These changes, among others, can adversely affect the economic performance of some or all of the tenants and operators/managers of healthcare properties that we may acquire and, in turn, negatively affect the lease revenues and the value of our property investments.

Tenants of our healthcare properties derive a substantial portion of their income from third-party payors.

SNF tenants derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to substantial change. There are no assurances that payments from governmental and other third-party payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients utilizing reimbursement under these programs. Efforts by such third-party payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored programs. The healthcare industry continues to face various challenges on healthcare providers to control or reduce costs. The financial impact on tenants of healthcare properties that we may acquire could limit their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Effective October 1, 2019, the current SNF PPS (RUG-IV) system was replaced with a new method for calculating reimbursement, the Patient-Driven Payment Model (PDPM). Under PDPM, therapy minutes are removed as the basis for payment in favor of resident classifications and anticipated resource needs during the course of a patient’s stay. PDPM assigns every resident a case-mix classification that drives the daily reimbursement rate for that individual. Thus far, we do not believe that PDPM has adversely affected our tenants; however, lower reimbursement rates may impair a tenant’s ability to meet its financial obligation to us.

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

Potential litigation and rising insurance costs may affect our tenants ability to obtain and maintain adequate liability and other insurance and their ability to make lease payments and fulfill their insurance and indemnification obligations to us.

Our tenants may be subject to lawsuits filed by advocacy groups that monitor the quality of care at healthcare facilities or by patients, facility residents or their families. Significant damage awards are possible in cases where neglect has been found. This litigation has increased our tenants costs of monitoring and reporting quality of care and has resulted in increases in the cost of liability and medical malpractice insurance. These increased costs may materially adversely affect our tenants ability to obtain and maintain adequate liability and other insurance; manage related risk exposures; fulfill their insurance, indemnification and other obligations to us under their leases or property management agreements, as applicable; or make lease payments to us, as applicable. In addition, from time to time, we may be subject to claims brought against us in lawsuits and other legal proceedings arising out of our alleged actions or the alleged actions of our tenants and operators for which such tenants or operators may have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such pending or future litigation could materially adversely affect our liquidity, financial condition and results of operations and have a material adverse effect on us in the event that we are not ultimately indemnified by our tenants.

COVID-19 or another pandemic, epidemic or outbreak of a contagious disease could affect the markets in which our tenants operate or otherwise impact our facilities.

If a pandemic or other public health crisis were to affect our markets, or our tenants specifically, such as the major breakout of the coronavirus (COVID-19) in the United States or specifically in the locations where our tenants operate, the businesses of our tenants could be adversely affected. There have been numerous examples of outbreaks at similar senior housing health care facilities. Such incidents have  diminished the public trust in healthcare facilities, especially facilities that fail to accurately or timely diagnose, or other facilities such as those where our tenants that are treating, have treated or otherwise have residents affected by these contagious diseases. If there is an outbreak at any of our facilities, residents or prospective residents might decline to use such facilities. Any of our tenants’ infectious disease plans or polices may not prevent the spread of these diseases to their residents, many of which are already elderly or otherwise medically compromised. Further, a pandemic might adversely impact our tenants’ businesses by causing a temporary shutdown of one or more facilities or diversion of residents, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in one or more facilities. The potential impact of a pandemic, epidemic or outbreak of a contagious disease, including COVID–19, with respect to our tenants or our facilities is difficult to predict and could have a material adverse impact on the operations of our tenants and, in turn, our revenues, business and results of operations and the value of our stock. The COVID-19 pandemic has already impacted some of our tenants negatively. See Note 3 to the accompanying Notes to Consolidated Financial Statements for further information.

Our properties expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could have a material adverse effect on us.

From time to time, circumstances may require one or more of our subsidiaries to become a licensed operator of a senior housing facility, rather than entering into a triple net lease with an independent tenant, although that is not our objective. Becoming the licensed operator of a facility exposes us to additional operational risks, liabilities and claims that could increase our costs or adversely affect our ability to generate revenues, thereby reducing our profitability. These operational risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), increased cost of compliance, increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies in our operations and decreases in cash flow, which could have a material adverse effect on us. See Note 3 to the accompanying Notes to Consolidated Financial Statements for further information regarding financial issues for two of our tenants of our owned properties and the impact on us.

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service acquisition financing on that property, then the amount available for operations or distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness collateralized by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. Some of our mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.

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

We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax even if the market conditions at that time are not favorable for these borrowings or sales. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

●	In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.
●	We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
●	If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.
●	If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.
●	We may be subject to an excise tax under IRC section 857(b)(7) if the IRS reallocates certain specified income and expense items between the REIT and the TRS under principles similar to IRC section 482. The excise tax is equal to 100% of redetermined rents, redetermined deductions, excess interest, and redetermined TRS service income.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2021, our portfolio consisted of 18 properties, 14 of which we own 100%, and four of which we own through a 95.3% interest in CHP LLC. All of the properties are 100% leased on a triple net basis. The following table (excluding the 36 properties held by our unconsolidated Equity-Method Investments) provides summary information regarding these properties:

					Number
				Purchase	of
Property	Location	Date Purchased	Type(1)	Price	Beds
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	63
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	73
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	66
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	65
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	90
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	10,715,000	82
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	4,780,000	59
University Post Acute	Mentone, CA	July 2, 2021	SNF	4,560,000	50
Calhoun Health Center	Calhoun, GA	December 30, 2021	SNF	7,670,000	100
Maple Ridge Health Care Center	Cartersville, GA	December 30, 2021	SNF	13,548,000	74
Chatsworth Health Care Center	Chatsworth, GA	December 30, 2021	SNF	29,785,000	120
East Lake Arbor	Decatur, GA	December 30, 2021	SNF	15,640,000	103
Fairburn Health Care Center	Fairburn, GA	December 30, 2021	SNF	14,644,000	120
Grandview Health Care Center	Jasper, GA	December 30, 2021	SNF	10,061,000	60
Rosemont at Stone Mountain	Stone Mountain, GA	December 30, 2021	SNF	23,908,000	149
Willowwood Nursing Center & Rehab	Flowery Branch, GA	December 30, 2021	SNF	14,744,000	100
Total:				$207,320,000	1,575
(1)	SNF is an abbreviation for skilled nursing facility. AL is an abbreviation for assisted living facility. MC is an abbreviation for memory care facility.

Portfolio Lease Expirations

The following table sets forth lease expiration information for the ten years and thereafter following December 31, 2021. We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

				Percent of
		Base Rent		Total	Percent of
		In Final Year		Leasable	Total
	No. of	of Expiring		Area	Annual Base
Year Ending	Leases	Leases		Expiring	Rent Expiring
December 31	Expiring	(Annual $)		(%)	(%)
2023	1	$—	(1)	4.8%	0.0%
2027	1	1,538,000		10.5%	7.2%
2029	3	2,418,000		9.7%	11.3%
2030 -2036	13	17,517,000	(1)	75.0%	81.5%
	18	$21,473,000		100.0%	100.0%
(1)

See Note 3 to the accompanying Notes to Consolidated Financial Statements for further information regarding the current status of the tenant leases for Sundial Assisted Living and Pennington Gardens, owned by our wholly-owned subsidiaries, HP Redding LLC and Summit Chandler LLC, respectively. As these total rental revenue payments are currently being recorded on the cash basis and termination of the lease is expected in 2022, the base rent for the final year (2023 and 2032, respectively) has not been included in the table above.

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

On December 31, 2021, the estimated common stock per-share value is $2.94 per share, adjusted from the previous estimated common stock per-share value of $2.90 established on December 31, 2020. The estimated value per share was based on the methodologies and assumptions described further below. The estimated per-share value determined below neither represents the fair value according to U.S. generally accepted accounting principles (“GAAP”) of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets.

As with any valuation methodology, our methodology is based on a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per-share amount. Accordingly, with respect to our estimated per-share value, we can provide no assurance that:

●	a stockholder would be able to realize our estimated value per share upon attempting to resell his or her shares;
●	we would be able to achieve, for our stockholders, our estimated value per share, upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company;
●	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or
●	the estimated share value, or the methodologies relied upon to estimate the share value, will be found by any regulatory authority to comply with FINRA, ERISA, or any other regulatory requirements.

Our December 31, 2021 estimated per-share value was calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the current book value of our liabilities, and dividing the total by the number of our common shares outstanding as of December 31, 2021. Our estimated per-share value is the same as our net asset value. Our estimated per-share value does not reflect “enterprise value,” which may include a premium for the portfolio or the potential increase in our share value if we were to list our shares on a national securities exchange. Our estimated per-share value also does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange.

The following is a summary of the valuation methodologies used:

Investments in Real Estate. For purposes of calculating an estimated value per share, we used the value of the 2021 lease payments and applied the current market capitalization rates for each asset type to determine fair market value of our properties or for recently purchased properties, the current appraised values.

Loans Payable. We reduced the fair value of our investments by the total amount due of our loans payable based on the current book value at December 31, 2021.

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

Our estimated per-share value was calculated as follows:

December 31, 2021
Investments in real estate	$9.52
Loans payable	(7.98)
Other assets and liabilities, net	0.35
Equity-Method Investments	1.05
Estimated net asset value per-share	$2.94
Estimated enterprise value premium	None applied
Estimated liquidity discount	None applied
Total estimated per-share value	$2.94

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

Our board of directors reviewed the report prepared by management which recommended an estimated per-share value, and considering all information provided in light of its own knowledge regarding our assets and unanimously agreed upon an estimated value of $2.94 per share, which is consistent with the recommendations of management.

A summary of our estimated per-share value for the last five years at December 31 is as follows:

2021	$2.94
2020	$2.90
2019	$2.82
2018	$2.83
2017	$2.80

Stockholders

As of March 21, 2022 we had approximately 23.0 million shares of common stock outstanding held by 4,405 stockholders of record.

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-K.

Equity Compensation Plans

See the “Equity Compensation Plan Information” in Item 12 of this report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. See also the “Special Note about Forward-Looking Statements” preceding Item 1 of this report.

Overview

As of December 31, 2021, our ownership interests in our 18 real estate properties of senior housing facilities was as follows: 100% ownership of 14 properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, and a 10% equity interest in an unconsolidated equity-method investment that holds six properties (collectively, our “Equity-Method Investments”). In June 2021, we sold our 15% equity interest in an unconsolidated equity-method investment that held 14 properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

Our revenues are comprised largely of tenant rental income from our 18 real estate properties, including rents reported on a straight-line basis over the initial term of each tenant lease, and acquisition and asset management fees resulting from our Equity-Method Investments. We also receive cash distributions from our Equity-Method Investments, which are included in net cash provided by operating activities and net cash provided by investing activities in our consolidated statements of cash flows. Our growth depends, in part, on our ability to continue to raise joint venture or other equity, acquire new healthcare properties at attractive prices, negotiate long-term tenant leases with sustainable rental rate escalation terms and control our expenses. Our operations are impacted by property-specific, market-specific, general economic, regulatory and other conditions.

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

Coronavirus (COVID-19)

Since it was first reported in December 2019, COVID-19 has spread globally. The COVID-19 pandemic and measures to prevent its spread negatively impacted senior housing and skilled nursing facilities in a number of ways, including decreased occupancy and increased operating costs, which could have a material adverse effect on the ability of our tenants to meet their financial and other contractual obligations to us, including the payment of rent (see Note 3 to the accompanying Notes to Consolidated Financial Statements for further information on its impact on us). Furthermore, infections at our facilities could lead to material increases in litigation costs for which our tenants, or possibly we, may be liable.

If these types of developments continue or increase in severity, or arise with more frequency, including but not limited to developments in connection with emerging variants of COVID-19, they are likely to have a material adverse effect on our business, cash flow and results of operations. The extent to which COVID-19 could impact our business, cash flow and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others.

The healthcare industry was among those most adversely affected by the COVID-19 pandemic. During 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted, in addition to other government programs, to provide economic stimulus and assistance to business owners to help maintain on-going operations in the form of grants, forgivable loans and other relief. The skilled nursing and assisted living operators in the Company’s portfolio have been able to benefit from these federal and state government assistance programs during the years ended December 31, 2021 and 2020.  However, there is no guarantee that these programs will continue into 2022.

Healthcare personnel and residents of long-term care facilities, including SNF, AL, and MC facilities, were included among those offered the first supply of the COVID-19 vaccines. Many of our consolidated and Equity Method Investments facilities have administered the vaccine to residents and employees.

Summit Portfolio Properties

At December 31, 2021, our portfolio consisted of 18 real estate properties as noted above in Overview. All of the properties are 100% leased on a triple net basis as of December 31, 2021.

On July 2, 2021, we acquired three properties in California (the “CA3 Properties”) for approximately $20.1 million.  See Notes 3 and 4 to the accompanying Notes to Consolidated Financial Statements for further information regarding the purchase price and associated financing arrangements.

On December 30, 2021, we acquired eight properties in Georgia (the “GA8 Properties”) for approximately $130.0 million.  See Notes 3 and 4 to the accompanying Notes to Consolidated Financial Statements for further information regarding the purchase price and associated financing arrangements.

The following table provides summary information (excluding the 36 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of December 31, 2021:

			Square	Purchase
	Properties	Beds	Footage	Price
SNF	15	1,354	406,135	$181,795,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	18	1,575	542,900	$207,320,000

					2021
					Lease
Property	Location	Date Purchased	Type	Beds	Revenue[1]
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$492,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	525,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	1,412,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	968,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	765,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	65	175,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	90	404,000
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	82	530,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	59	236,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	50	225,000
Calhoun Health Center	Calhoun, GA	December 30, 2021	SNF	100	1,000
Maple Ridge Health Care Center	Cartersville, GA	December 30, 2021	SNF	74	5,000
Chatsworth Health Care Center	Chatsworth, GA	December 30, 2021	SNF	120	8,000
East Lake Arbor	Decatur, GA	December 30, 2021	SNF	103	2,000
Fairburn Health Care Center	Fairburn, GA	December 30, 2021	SNF	120	3,000
Grandview Health Care Center	Jasper, GA	December 30, 2021	SNF	60	3,000
Rosemont at Stone Mountain	Stone Mountain, GA	December 30, 2021	SNF	149	7,000
Willowwood Nursing Center & Rehab	Flowery Branch, GA	December 30, 2021	SNF	100	2,000
Total				1,575

1 Represents year-to-date lease revenue based on in-place leases, including straight-line rent and excluding straight-line rent write offs of $0.5 million through December 31, 2021, and excluding $0.8 million in tenant reimbursement revenue and $0.03 million in above/below market lease amortization.

See Note 3 to the accompanying Notes to Consolidated Financial Statements for further information regarding recognition of revenue on a cash basis for certain tenants for our owned properties.

As of December 31, 2021, our GA8 Properties are considered to be a significant asset concentration as the aggregate net assets of the GA8 Properties were greater than 20% of our total assets due to cross-default provisions in the leases. Audited financial statements will be provided subsequently in a Form 10-K/A.

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

A summary of the condensed combined financial data for the balance sheets and statements of income for all unconsolidated Equity-Method Investments are as follows (see below under Indiana JV for information regarding the sale of our equity interest in the Indiana JV on June 11, 2021 and see Note 5 to the accompanying Notes to Consolidated Financial Statements; accordingly, the financial information for the Indiana JV is not included in the December 31, 2021 combined balance sheet and the year ended December 31, 2021 combined statement of income below):

	December 31,	December 31,
Condensed Combined Balance Sheets:	2021	2020
Total Assets	$286,572,000	$415,591,000
Total Liabilities	$213,812,000	$324,414,000
Members Equity:
Summit	$8,017,000	$11,489,000
JV Partners	$64,743,000	$79,688,000
Total Members Equity	$72,760,000	$91,177,000

	December 31,	December 31,
Condensed Combined Statements of Income:	2021	2020
Total Revenue:	$39,710,000	$49,221,000
Income from Operations	$14,786,000	$23,608,000
Net Income	$7,580,000	$4,939,000
Summit equity interest in Equity-Method Investments net income	$932,000	$555,000
JV Partners interest in Equity-Method Investments net income	$6,648,000	$4,384,000

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

The following reconciles our 10% equity investment in the SUL JV from inception through December 31, 2021:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,076,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	1,186,000
Riverglen (New Hampshire) – April 2016	424,000
Delaware Properties – September 2016	1,846,000
Total investments	5,369,000
Income from equity-method investee	1,572,000
Distributions	(4,086,000)
Total investment at December 31, 2021	$2,855,000

A summary of the consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

	December 31,	December 31,
Condensed Consolidated Balance Sheets of SUL JV:	2021	2020
Real estate properties and intangibles, net	$125,183,000	$129,793,000
Cash and cash equivalents	4,929,000	6,548,000
Other assets	14,322,000	11,932,000
Total Assets:	$144,434,000	$148,273,000

Loans payable, net	$98,432,000	$104,552,000
Other liabilities	8,463,000	9,115,000
Members’ equity:
Best Years	34,568,000	31,841,000
Summit	2,971,000	2,765,000
Total Liabilities and Members’ Equity	$144,434,000	$148,273,000

	Year Ended	Year Ended
Condensed Consolidated Statements of Income of SUL JV:	December 31, 2021	December 31, 2020
Total revenue	$20,575,000	$18,247,000
Property operating expenses	(8,532,000)	(4,685,000)
Net operating income	12,043,000	13,562,000
General and administrative expense	(399,000)	(401,000)
Depreciation and amortization expense	(4,733,000)	(5,330,000)
Income from operations	6,911,000	7,831,000
Interest expense	(4,586,000)	(4,748,000)
Amortization of deferred financing costs	(201,000)	(213,000)
Other income	470,000	595,000
Net income	$2,594,000	$3,465,000

Summit equity interest in SUL JV net income	$259,000	$346,000

As of December 31, 2021, the 17 properties held by SUL JV, our unconsolidated 10% equity-method investment, of which 11 are leased on a triple net basis and six are operated directly, are as follows:

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

The following reconciles our equity investments in the Fantasia JVs from inception through December 31, 2021:

Summit Fantasia Holdings, LLC – October 2016	$2,524,000
Summit Fantasia Holdings II, LLC – February 2017	$1,923,000
Summit Fantasia Holdings III, LLC – August 2017	$1,953,000
Total investment	6,400,000
Income from Fantasia JVs	1,539,000
Distributions	(3,151,000)
Total Fantasia investments at December 31, 2021	$4,788,000

A summary of the consolidated financial data for the balance sheets and statements of income for the unconsolidated Fantasia JVs, of which we own a 10% to 35% equity interest, is as follows:

	December 31,	December 31,
Condensed Combined Balance Sheets of Fantasia JVs:	2021	2020
Real estate properties, net	$88,908,000	$101,351,000
Cash and cash equivalents	8,135,000	7,497,000
Assets held for sale(1)	10,454,000	—
Other assets	6,834,000	6,526,000
Total Assets:	$114,331,000	$115,374,000

Loans payable, net	$67,154,000	$75,661,000
Liabilities held for sale(1)	7,537,000	—
Other liabilities	8,885,000	8,359,000
Members’ equity:
Fantasia JVs	25,967,000	26,330,000
Summit	4,788,000	5,024,000
Total Liabilities and Members’ Equity	$114,331,000	$115,374,000
(1)	In May 2021, the Fantasia I JV entered into an agreement to sell one of the properties in the Summit Fantasia Holdings, LLC equity-method investment; therefore, such property has been accounted for as Held for Sale. In March 2022, the property was sold for $11.0 million.

	Year Ended	Year Ended
Condensed Combined Statements of Income of Fantasia JVs:	December 31, 2021	December 31, 2020
Total revenue	$15,520,000	$15,651,000
Property operating expenses	(6,119,000)	(5,659,000)
Net operating income	9,401,000	9,992,000
General and administrative expense	(487,000)	(436,000)
Depreciation and amortization expense	(2,719,000)	(2,907,000)
Income from operations	6,195,000	6,649,000
Interest expense	(3,570,000)	(3,803,000)
Amortization of debt issuance costs	(65,000)	(247,000)
Other income	741,000	133,000
Net income	$3,301,000	$2,732,000

Summit equity interest in Fantasia JVs net income	$504,000	$358,000

As of December 31, 2021, the 13 properties in Fantasia JVs, our unconsolidated equity-method investments, are all 100% leased on a triple net basis, and are as follows:

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

Summit Fantasy Pearl Holdings, LLC

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement (the “FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and will be accounted for under the equity-method.

The following reconciles our equity investment in the FPH JV from inception through December 31, 2021:

Iowa properties – November 2017	$929,000
Total investment	929,000
Loss from equity-method investee	54,000
Distributions	(724,000)
Total Fantasia investments at December 31, 2021	$259,000

A summary of the consolidated financial data for the balance sheets and statements of income for the unconsolidated FPH JV is as follows:

	December 31,	December 31,
Condensed Consolidated Balance Sheets of FPH JV:	2021	2020
Real estate properties, net	$24,840,000	$26,068,000
Cash and cash equivalents	1,650,000	1,430,000
Other assets	1,317,000	1,079,000
Total Assets:	$27,807,000	$28,577,000

Loans payable, net	$20,764,000	$21,195,000
Other liabilities	2,577,000	3,407,000
Members’ equity:
Fantasia JVs	4,207,000	3,730,000
Summit	259,000	245,000
Total Liabilities and Members’ Equity	$27,807,000	$28,577,000

	Year Ended	Year Ended
	December 31,	December 31,
Condensed Consolidated Statements of Operations of FPH JV:	2021	2020
Total revenue	$3,615,000	$3,537,000
Property operating expenses	(562,000)	(485,000)
Net operating income	3,053,000	3,052,000
General and administrative expense	(145,000)	(143,000)
Depreciation and amortization expense	(1,228,000)	(1,228,000)
Income from operations	1,680,000	1,681,000
Interest expense	(1,011,000)	(1,035,000)
Amortization of debt issuance costs	(61,000)	(62,000)
Other income (expense)	1,077,000	(1,363,000)
Net income (loss)	$1,685,000	$(779,000)

Summit equity interest in FPH JV net loss	$169,000	$(78,000)

As of December 31, 2021, the six properties of our unconsolidated equity-method investments in FPH JV, all of which are 100% leased on a triple net basis, are as follows:

			Number of
Property	Location	Type	Beds
Accura Healthcare of Bancroft	Bancroft, Iowa	SNF/AL	50
Accura Healthcare of Milford	Milford, Iowa	SNF/AL	94
Accura Healthcare of Carroll	Carroll, Iowa	SNF/IL	124
Accura Healthcare of Cresco	Cresco, Iowa	SNF	59
Accura Healthcare of Marshalltown	Marshalltown, Iowa	SNF	86
Accura Healthcare of Spirit Lake	Spirit Lake, Iowa	SNF	98
Total:			511

Indiana JV

In June 2021, we sold our 15% interest in the Indiana JV for approximately $5.4 million. The Indiana JV was not consolidated in our consolidated financial statements and was accounted for under the equity-method.

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

Distributions from Equity-Method Investments

For the years ended December 31, 2021 and 2020, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Years Ended December 31,
	2021	2020
Distributions	$1,814,000	$2,311,000

Cash received for distributions	$2,564,000	$1,620,000

Results of Operations

Our results of operations are described below:

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	December 31,
	2021	2020	$ Change
Total rental revenues	$5,974,000	$6,448,000	$(474,000)
Property operating costs	(1,023,000)	(947,000)	(76,000)
Net operating income (1)	4,951,000	5,501,000	(550,000)
Acquisition & asset management fees	953,000	1,312,000	(359,000)
Interest income from notes receivable	26,000	27,000	(1,000)
General and administrative	(5,245,000)	(4,063,000)	(1,182,000)
Depreciation and amortization	(1,841,000)	(1,667,000)	(174,000)
(Loss) income from equity-method investees	(354,000)	555,000	(909,000)
Gain on sale of equity-method investment	3,515,000	—	3,515,000
Other income	20,000	58,000	(38,000)
Interest expense	(2,535,000)	(2,280,000)	(255,000)
Net income (loss)	(510,000)	(557,000)	47,000
Noncontrolling interests’ share in (income) loss	(75,000)	(56,000)	(19,000)
Net income (loss) applicable to common stockholders	$(585,000)	$(613,000)	28,000
(1).	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues less property operating costs. NOI excludes acquisition and asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, gain on sale of equity-method investment, other income, and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Property operating costs include insurance, property taxes and other operating expenses. Net operating income decreased approximately $0.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the reduction in total rental revenue ($1.0 million) and write off of straight-line rent ($0.5 million) from Pennington Gardens and Sundial Assisted Living (see Note 3 to the accompanying Notes to Consolidated Financial Statements) offset by the total rental revenues associated with the CA3 Properties of $1.0 million (since July 2021).

The net decrease in acquisition & asset management fees of $0.4 million is mainly due to the sale of our interest in the Indiana JV in June 2021 (see Note 5 to the accompanying Notes to Consolidated Financial Statements for further information related to the sale).

The net increase in general and administrative expenses of $1.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily due to the write off of expenses associated with a terminated transaction of approximately $0.6 million, an increase in payroll related expenses of $0.8 million and other professional expenses of approximately $0.1 million offset by a decrease in legal fees of $0.3 million.

The net increase in depreciation and amortization of $0.2 million and interest expense of $0.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily due to the acquisition of the CA3 Properties in July 2021.

The net decrease of approximately $0.9 million from income to loss from equity-method investments for the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily due to the increase in the net loss related to the Indiana JV, our former Equity-Method Investment, prior to the sale of our equity interest (see Note 5 to the accompanying Notes to Consolidated Financial Statements for further information related to the sale of our interest in the Indiana JV in June 2021).

The increase in gain on sale of equity-method investment of approximately $3.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 is due to the sale of our equity interest in the Indiana JV (see Note 5 to the accompanying Notes to Consolidated Financial Statements for further information related to the sale of our interest in the Indiana JV in June 2021).

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $10.5 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

Seven of our debt obligations are long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans that mature between 2039 and 2055.  The other debt obligations are short-term loans that mature in July 2024 through December 2026 with variable interest rates starting at 4% through 12% and based on the London Interbank Offer Rate (“LIBOR”) rate or Secured Overnight Financing Rate (“SOFR”) as doumented in all of our loan agreements when LIBOR is discontinued.

Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties.

Credit Facilities and Loan Agreements

As of December, 2021, we had debt obligations of approximately $184.9 million. The outstanding balance by lender is as follows (see Note 4 to the accompanying Notes to Consolidated Financial Statements for further information regarding our financing arrangements):

●	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $10.2 million maturing September 2053
●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $35.9 million maturing from September 2039 through April 2055
●	CIBC Bank, USA - approximately $106.0 million maturing from July 2024 to December 2024
●	Oxford Finance LLC – approximately $32.8 million maturing from March 2025 to December 2026

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the years ended December 31, 2021 and 2020:

	Year Ended December 31
	2021	2020
Net loss applicable to common stockholders (GAAP)	$(585,000)	$(613,000)

Adjustments:
Depreciation and amortization	1,841,000	1,667,000
Depreciation and amortization related to noncontrolling interests	(37,000)	(40,000)
Depreciation related to Equity-Method Investments	1,302,000	1,734,000	(1)
Gain on sale of equity-method investment	(3,515,000)	—
Funds (used in) provided by operations (FFO) applicable to common stockholders	$(994,000)	$2,748,000	(1)

Weighted-average number of common shares outstanding – basic	23,027,978	23,027,978
FFO per weighted average common shares - basic	$(0.04)	$0.12	(1)

(1)	Revised to exclude $0.5 million above market lease amortization.

Subsequent Events

See Note 12 to the accompanying Notes to Consolidated Financial Statements for further information regarding subsequent events.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in materially adverse ways, and those estimates could be different under different assumptions or conditions. Our significant accounting policies are described in more detail in Note 2 to the accompanying Notes to Consolidated Financial Statements. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Real Estate Purchase Price Allocation and Useful Lives

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, our acquisitions of real estate investments generally do not meet the definition of a business, and are treated as asset acquisitions. The assets acquired and liabilities assumed are measured at their acquisition date relative fair values. Acquisition costs are capitalized as incurred. We allocate the acquisition costs to the tangible assets, identifiable intangible assets/liabilities and assumed liabilities on a relative fair value basis. Purchase price allocations contain uncertainties because they require management to make significant estimates and assumptions and to apply judgment to allocate the purchase price of real estate acquired among its components. We assess fair value based on available market information, including comparable transactions, rental rates, discount rates, and capitalization rates.

The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements and furniture and fixtures considers the value of the property as if it was vacant as well as replacement costs, depreciation factors, and other relevant market information.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the leases and (ii) management’s estimate of the amount that would be received using  fair market lease rates over the remaining non-cancelable term of the lease and, for below-market leases, we also evaluate any renewal options associated with that lease to determine if the intangible should include those periods.The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases.

The value of in-place leases consisting of tenant origination and absorption costs and leasing commissions avoided is based on our evaluation of the specific characteristics of each tenant's lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, discount rates, and costs to execute similar leases. The value of in-place leases are amortized over the remaining term of the respective leases and included in depreciation and amortization in the consolidated statements of operations. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of their related intangible asset is expensed in the consolidated statements of operations.

Impairment of Real Estate Properties

An assessment as to whether our investments in real estate are impaired is highly subjective. Impairment calculations involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property at the point in time when a valuation analysis is performed. We review our properties for recoverability when events or circumstances, including changes in our use of property or the strategy for its overall business, plans to sell a property before its depreciable life has ended, occupancy changes, significant near-term lease expirations, significant deteriorations of the underlying cash flows of the property, and other market factors indicate that the carrying amount of the property may not be recoverable. Impairment is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

We did not record any impairment charges during the years ended December 31, 2021 or 2020.

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

We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may be other than temporarily impaired and when the carrying value may exceed the fair value. No events or changes have occurred as of December 31, 2021 and 2020 that would affect the carrying value of our equity-method investments.

Income Taxes

We have elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. We believe that we are organized and operate in such a manner as to qualify for treatment as a REIT, and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT in subsequent tax years for federal income tax purposes. We have elected to treat each of our taxable REIT subsidiaries (a “TRS”), which generally may engage in any business (including the provision of customary or non-customary services for our tenants) as a corporation. As a result, each TRS is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, under the supervision of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our Chief Executive

Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, as of December 31, 2021, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that these disclosure controls and procedures are effective.

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

Based on their evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors (our “Board”) is currently comprised of three members, Messrs. Kent Eikanas and J. Steven Roush, and Ms. Suzanne Koenig, of which, J. Steven Roush and Suzanne Koenig are independent directors.

J. Steven Roush, CPA, age 75, serves on our Audit, Independent Directors, Compensation and Investment Committees. Mr. Roush chairs our Board of Directors and our Audit Committee. Mr. Roush’s terms on our Board and the Committees noted above expire on the date of the 2022 Annual Meeting. Mr. Roush retired from PricewaterhouseCoopers (PWC) in 2007 after 39 years, 30 of those as a Partner. Mr. Roush brings experience in a diverse number of industries ranging from manufacturing, non-profits and retail (restaurants) with concentrations in real estate (office, residential, hospitality and commercial) telecommunications and pharmaceutical. He has a background in dealing with both private and public company boards of directors. Mr. Roush has a Bachelor of Science Degree in Accounting from Drake University and an Executive Masters Professional Director Certification from the American College of Corporate Directors. Mr. Roush has served on our Board since 2014.

Mr. Roush brings to our Board years of dealing with the SEC and its various regulatory filings, Sarbanes Oxley (SOX 404) implementation and maintenance and the experience of working with many diverse boards running across varied industries. Over the years, he has served as an office managing partner, an SEC Review Partner (over 20 years) and a Risk Management Partner. Mr. Roush currently serves as Chairman of the Board and Chairman of the Audit Committee of W.E. Hall Company, a privately held manufacturer and distributor of corrugated pipe and related drainage products. He also is Chairman of the Board and Chairman of the Audit Committee for Fieldpiece Instruments, Inc., a privately held manufacturer of hand held instruments for HVAC/R field service. Mr. Roush also serves on the Board of Trustees of the Orange County Museum of Art and is the Treasurer and the Chairman of the Finance Committee. He is on the Board of Directors of the American Heart Association - Orange County and previously served six years on the Audit Committee of the National American Heart Association. Mr. Roush serves on the Corporate Cabinet of the Tocqueville Society of United Way – Orange County. Mr. Roush is a founding member of the Private Directors Association-Southern California chapter.  He previously served as a member of the Board and Chairman of the Audit committee of AirTouch Communications, Inc., a public telecommunication device company and Staar Surgical Company, a public manufacturer of implantable lenses for the eye. Our Board has determined that Mr. Roush satisfies the SEC’s requirements of an “audit committee financial expert.”

Suzanne Koenig, age 61, serves on our Audit, Independent Directors, Compensation and Investment Committees. Ms. Koenig’s terms on our Board and the Committees noted above expire on the date of the 2022 Annual Meeting. Ms. Koenig is president and founder of SAK Management Services LLC, a nationally recognized long-term care management and healthcare consulting services company, where she has worked for over 20 years.  With over 25 years of extensive experience as an owner and operator, Ms. Koenig offers specialized skills in operations improvement, staff development and quality assurance with particular expertise in marketing, census development and operations enhancement for the whole spectrum of senior housing, long-term care and other healthcare entities requiring turnaround services. Ms. Koenig has served on our Board since 2015.

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

Kent Eikanas, age 52, currently serves as our Chief Executive Officer and Secretary. Further information regarding Mr. Eikanas’ business experience and specific skills that qualify him to serve as a director of the Company is set forth below in the “Executive Officers” section. Mr. Eikanas’ term on our Board expires on the date of the 2022 Annual Meeting. Mr. Eikanas has served on our Board since 2016.

Executive Officers

Mr. Kent Eikanas is our Chief Executive Officer. Our Chief Operating Officer, Chief Financial Officer, and Treasurer is Ms. Elizabeth Pagliarini.

Kent Eikanas, age 52, currently serves as our Chief Executive Officer and Secretary. Mr. Eikanas has served as Chief Executive Officer since August 2019, President since September 2012, and previously served as Chief Operating Officer from July 2012 through August 2019. He has successfully transitioned the Company from industrial properties to senior housing, building the Company portfolio to 54 assets under management. From 2008 to 2012, Mr. Eikanas served as Vice President of Senior Housing for a private equity group, where he closed over $100 million in senior housing real estate refinances, dispositions and acquisitions. In addition, Mr. Eikanas was responsible for asset management of over $700 million in senior housing assets, was a key contributor to the launch of a skilled nursing operating company based in Dallas, Texas, as well as helped grow the operating company from 14 facilities to 35 facilities. From 2003 to 2008, Mr. Eikanas was the Vice President of Acquisitions for a private real estate company and closed over $200 million in senior housing real estate. Mr. Eikanas has overseen licensing for skilled nursing facilities, assisted living facilities and memory care facilities in California, Texas, Rhode Island, Oregon and Pennsylvania. Mr. Eikanas graduated from California State University Sacramento with a Bachelor of Arts Degree in Psychology and a minor in Business Administration. Mr. Eikanas is often asked to speak and has presented at industry conferences and events both in the Unites States and abroad, including as a panelist in 2012 on a question-and-answer webinar about buying, valuing and selling skilled nursing facilities hosted by Irving Levin Associates, as a speaker in 2015 at the IBC Asia 2nd Healthcare Facilities Asia conference in Singapore and 2019, Mr. Eikanas was a panelist on BDO’s Adapting to Changing Market Winds Healthcare REITs and Private Equity and a speaker at Senior Living 100 Conference 2019.

Elizabeth Pagliarini, age 51, currently serves as our Chief Operating Officer, Chief Financial Officer and Treasurer and has been with the Company since June 2014. She has served as Chief Financial Officer and Treasurer since September 2014 and Chief Operating Officer since August 2019. Ms. Pagliarini is a seasoned executive with over 30 years of experience in financial services and investment banking having held positions including chief executive officer, president, chief financial officer and chief compliance officer. Ms. Pagliarini successfully broke the “glass ceiling” in her mid-twenties as chief executive officer and chairwoman of the board of an investment brokerage subsidiary of a public company in Beverly Hills, California. She also co-founded a boutique investment bank and registered broker-dealer. Prior to working at Summit, Ms. Pagliarini was a principal at a securities litigation and financial consulting firm since 2001 and chief compliance officer and FINOP (financial and operations principal) at a Los Angeles-based investment bank from 2005-2008.  Ms. Pagliarini received her Bachelor of Science in Business Administration with a concentration in Finance from Valparaiso University where she was honored with their highest academic award, the Presidential Scholarship. She is also a Certified Fraud Examiner (CFE).

Ms. Pagliarini is a member of the Board of Directors of First Foundation Inc. (NASDAQ: FFWM), and serves on its audit, compensation and nominating and governance committees.  She is the Chairperson of the City Council of Mission Viejo, California Investment Advisory Commission and is an advisory board member of The CFO Executive Summit of Southern California.  In addition, she proudly serves on the Emeritus Board of Directors for Forever Footprints, a non-profit organization that provides support to families that have suffered the loss of a baby during pregnancy or infancy and educates the medical community to improve quality of care and response. In January 2020, Ms. Pagliarini was awarded with the Lifetime Achievement Award at the Orange County Business Journal’s CFO of the Year Awards after receiving nominations for CFO of the Year in both 2019 and 2020. She has also been named one of “20 Women to Watch” by OC Metro magazine and nominated for The Orange County Business Journal’s Women in Business Award. Additionally, she has been honored by Step Up Women’s Network as the recipient of their prestigious Commitment to Philanthropy Volunteer Award and by Forever Footprints as the winner of their Compassion Award.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of our Board and our executive officers. The Code of Business Conduct and Ethics can be accessed through our website: www.summithealthcarereit.com/code-of-business-conduct-and-ethics.

No Changes to Director Nomination Procedures

Since the date of our proxy statement for our 2021 Annual Meeting, there have been no changes to the procedures by which our stockholders may recommend nominees to our Board.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain information concerning compensation for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2021 and 2020.

Name and
Principal				Option	All Other
Position	Year	Salary	Bonus	Awards	Comp		Total
Kent Eikanas Chief Executive	2021	$425,760	$409,375	$—	$11,600	(1)	$846,735
Officer and Secretary	2020	$368,160	$120,000	$—	$11,400	(2)	$499,560
Elizabeth Pagliarini Chief Financial Officer,	2021	$400,760	$409,375	$—	$11,600	(1)	$821,735
Chief Operating Officer and Treasurer	2020	$289,410	$120,000	$—	$11,400	(2)	$420,810
(1).	This amount relates to the employer matching 401(K) contributions earned in 2021 which were paid in 2022.
(2).	This amount relates to the employer matching 401(K) contributions earned in 2020 which were paid in 2021.

Employment Agreements with Named Executive Officers

The Company has entered into employment agreements with each of its named executive officers, Kent Eikanas, Chief Executive Officer and Secretary, and Elizabeth Pagliarini, Chief Operating Officer, Chief Financial Officer, and Treasurer which expire in October 2024. These employment agreements were approved by the Company’s Compensation Committee and Board of Directors. Each employment agreement has a three-year term and contains standard terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a special cash payment following a change in control of the Company. The base salaries for each of Mr. Eikanas and Ms. Pagliarini are subject to annual merit increases. Effective January 1, 2021, the Company’s Compensation Committee approved an increase in the base salaries for each of Mr. Eikanas and Ms. Pagliarini to $425,000 and $400,000 per year, respectively.  Effective January 1, 2022, the Company’s Compensation Committee approved an increase in the base salaries for each of Mr. Eikanas and Ms. Pagliarini to $445,000 and $420,000 per year, respectively.

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

The following table summarizes the annual compensation received by our independent directors for the fiscal year ended December 31, 2021.

	Fees Earned or
	Paid in Cash in	Stock
Name	2021	Awards	Total
J. Steven Roush	$82,000	$—	$82,000
Suzanne Koenig	$62,000	$—	$62,000

During fiscal year 2021, we paid each of our independent directors’ compensation as follows:

$50,000 annual retainer, paid pro-rata monthly ($12,500 per director per quarter);

●Board meeting fee of $2,000 per meeting for each regularly scheduled Board meeting ($2,000 per director per quarter);
●Special Board meeting fee of $1,000 per meeting, per director, which will apply to any Board meeting called by an executive officer of the Company that is not a regular scheduled Board meeting;
●Committee fees of $1,000 per committee meeting duly called by an officer of the Company (approximately $1,000 per director per quarter, plus other meetings); and
●Annual fee of $12,500 for the Chairman of the Board of Directors and $7,500 for the Chairman of the Audit Committee.

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

Outstanding Equity Awards as of December 31, 2021

The following table presents information regarding the outstanding equity awards held by each of our named executive officers as of December 31, 2021, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options -	Options -	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Kent Eikanas	300,000	—	$1.72	12/22/2025
Kent Eikanas	109,678	—	$2.02	12/1/2026
Kent Eikanas	100,000	—	$2.04	4/1/2027
Kent Eikanas	26,167	—	$2.26	11/7/2027
Kent Eikanas	120,000	—	$2.24	4/1/2028
Kent Eikanas	225,000	—	$2.26	3/1/2029
Elizabeth Pagliarini	100,000	—	$1.72	12/17/2025
Elizabeth Pagliarini	73,118	—	$2.02	12/1/2026
Elizabeth Pagliarini	70,000	—	$2.04	4/1/2027
Elizabeth Pagliarini	17,445	—	$2.26	11/7/2027
Elizabeth Pagliarini	80,000	—	$2.24	4/1/2028
Elizabeth Pagliarini	225,000		$2.26	3/1/2029

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Our equity compensation plan information as of December 31, 2021 is as follows:

	Number of Securities to be	Weighted Average
	Issued Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance
Equity compensation plans approved by security holders	1,867,908	$2.09	1,132,092
Equity compensation plans not approved by security holders	—	—	—
Total	1,867,908	$2.09	1,132,092

OWNERSHIP OF EQUITY SECURITIES

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 15, 2022, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock. The percentage of beneficial ownership is calculated based on 23,027,978 shares of common stock outstanding as of March 15, 2022.

	Amount and Nature
	of Beneficial		Percentage
Name and Address of Beneficial Owner	Ownership		of Class
MacKenzie Capital Management, LP 1640 School Street Moraga CA 94556	1,694,467	(1)	7.6%

(1).	This information is based on a report on Schedule 13G of MacKenzie Realty Capital, Inc. and its affiliates (collectively, “MacKenzie”), which stated that MacKenzie held an aggregate of approximately 1,694,467 shares as of February 3, 2022.

Security Ownership of Management

The following table sets forth information as of March 15, 2022, regarding the beneficial ownership of our common stock by each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 23,027,978 shares of common stock outstanding as of March 15, 2022.

	Amount and Nature
	of Beneficial	Percentage
Name of Beneficial Owner	Ownership (1)	of Class
Kent Eikanas	880,845	3.8%
Elizabeth Pagliarini	565,563	2.5%
J. Steven Roush	160,000	*
Suzanne Koenig	110,000	*
All current directors and executive officers as a group (4 persons)	1,716,408	7.5%
*	Less than 1%.
(1).	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 15, 2022. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the securities listed are pledged as security.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Independent Directors Committee has reviewed the material transactions between the Company and our affiliates (including CRA, our former advisor) since the beginning of 2021, as well as any such currently proposed transactions. Set forth below is a description of such transactions.

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

For the year ended December 31, 2021, we recorded approximately $1.0 million in asset management fees as the manager of the Equity-Method Investments.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table lists the aggregate fees billed for services rendered by BDO USA, LLP, our principal accountant, for 2021 and 2020:

Services	2021	2020
Audit Fees(1)	$392,000	$363,501
Audit Related Fees(2)	102,000	82,104
Total	$494,000	$445,605
(1)

Audit fees for 2021 and 2020 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, consents, and other audit services related to filings with the SEC.

(2)	Audit related fees for 2021 and 2020 consisted of property level audits for U.S. Department of Housing and Urban Development (“HUD”) compliance and related fees.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Equity for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

(2) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Summit Healthcare REIT, Inc

Lake Forest, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Healthcare REIT, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate(s) to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Real Estate Properties

As described in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2021, the Company acquired real estate properties for a total purchase price of approximately $150.7 million. The transactions were accounted for as asset acquisitions, and each respective purchase price was allocated based on the relative fair values of the tangible and intangible assets acquired. The determination of fair value requires the use of significant judgment and estimation.

We identified the allocation of the purchase price for acquired real estate properties as a critical audit matter. The determination of the fair market value of the tangible and intangible assets acquired requires management judgment in assessing available market information, including comparable transactions, rental rates, discount rates, and capitalization rates. Auditing management’s judgments regarding these market-based assumptions used in determination of fair value of the acquired assets involved increased auditor effort including the use of professionals with specialized knowledge and skill in valuation.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the purchase and lease agreements to determine that all key terms were appropriately identified and considered in the purchase price allocations, including testing the completeness and accuracy of the tangible and intangible assets acquired and the clerical accuracy of the purchase price allocation analyses.
●	Utilizing personnel with specialized knowledge and skill in valuation to assist in testing the valuation methods and the reasonableness of the significant assumptions used by management, including market-based assumptions such as comparable transactions, rental rates, discount rates, and capitalization rates.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Costa Mesa, California

March 31, 2022

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$10,488,000	$14,658,000
Restricted cash	2,673,000	2,933,000
Real estate properties, net	192,862,000	44,921,000
Notes receivable	-	262,000
Tenant and other receivables, net	3,386,000	4,677,000
Deferred leasing commissions, net	466,000	536,000
Other assets, net	1,349,000	1,203,000
Equity-method investments	7,902,000	11,375,000
Total assets	$219,126,000	$80,565,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,551,000	$2,530,000
Security deposits	4,651,000	664,000
Loans payable, net of debt issuance costs	180,370,000	45,274,000
Total liabilities	187,572,000	48,468,000

Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at December 31, 2021 and 2020	23,000	23,000
Additional paid-in capital	116,401,000	116,335,000
Accumulated deficit	(85,041,000)	(84,456,000)
Total stockholders’ equity	31,383,000	31,902,000
Noncontrolling interests	171,000	195,000
Total equity	31,554,000	32,097,000
Total liabilities and equity	$219,126,000	$80,565,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2021 and 2020

	2021	2020
Revenues:
Total rental revenues	$5,974,000	$6,448,000
Acquisition and asset management fees	953,000	1,312,000
Interest income from notes receivable	26,000	27,000
Total operating revenue	6,953,000	7,787,000

Expenses:
Property operating costs	1,023,000	947,000
General and administrative	5,245,000	4,063,000
Depreciation and amortization	1,841,000	1,667,000
Total operating expenses	8,109,000	6,677,000

Operating (loss) income	(1,156,000)	1,110,000

(Loss) income from equity-method investees	(354,000)	555,000
Gain on sale of equity-method investment	3,515,000	—
Other income	20,000	58,000
Interest expense	(2,535,000)	(2,280,000)
Net loss	(510,000)	(557,000)
Noncontrolling interests’ share in net (income) loss	(75,000)	(56,000)
Net loss applicable to common stockholders	$(585,000)	$(613,000)

Earnings per common share:
Basic and diluted:
Net loss applicable to common stockholders	$(0.03)	$(0.03)

Weighted average shares used to calculate earnings per common share:
Basic and diluted	23,027,978	23,027,978

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2021 and 2020

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2020	23,027,978	$23,000	$116,184,000	$(83,843,000)	$32,364,000	$200,000	$32,564,000
Stock-based compensation	—	—	151,000	—	151,000	—	151,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(61,000)	(61,000)
Net (loss) income	—	—	—	(613,000)	(613,000)	56,000	(557,000)
Balance — December 31, 2020	23,027,978	$23,000	$116,335,000	$(84,456,000)	$31,902,000	$195,000	$32,097,000
Stock-based compensation	—	—	66,000	—	66,000	—	66,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(99,000)	(99,000)
Net (loss) income	—	—	—	(585,000)	(585,000)	75,000	(510,000)
Balance — December 31, 2021	23,027,978	$23,000	$116,401,000	$(85,041,000)	$31,383,000	$171,000	$31,554,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net loss	$(510,000)	$(557,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs	108,000	90,000
Depreciation and amortization	1,841,000	1,667,000
Amortization of above/below market lease intangible	32,000	—
Straight line rents	377,000	(227,000)
Write-off of debt issuance costs	—	77,000
Stock-based compensation expense	66,000	151,000
Gain on sale of equity-method investment	(3,515,000)	—
Loss (income) from equity-method investees	354,000	(555,000)
Change in operating assets and liabilities:
Tenant and other receivables, net	763,000	700,000
Other assets	682,000	(703,000)
Accounts payable and accrued liabilities	114,000	117,000
Security deposits	4,064,000	—
Net cash provided by operating activities	4,376,000	760,000

Cash flows from investing activities:
Real estate acquisitions	(150,664,000)	—
Investments in equity-method investees	(590,000)	—
Proceeds from sale of equity-method investment	5,411,000	—
Distributions received from equity-method investees	1,888,000	972,000
Payments from notes receivable	262,000	313,000
Net cash (used in) provided by investing activities	(143,693,000)	1,285,000

Cash flows from financing activities:
Proceeds from issuance of loans payable	138,750,000	11,863,000
Payments of loans payable	(1,061,000)	(11,677,000)
Distributions paid to noncontrolling interests	(99,000)	(61,000)
Debt issuance costs	(2,703,000)	(656,000)
Net cash provided by (used in) financing activities	134,887,000	(531,000)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,430,000)	1,514,000
Cash, cash equivalents and restricted cash — beginning of year	17,591,000	16,077,000
Cash, cash equivalents and restricted cash – end of year	$13,161,000	$17,591,000

Supplemental disclosure of cash flow information:
Cash paid for interest:	$2,014,000	$1,828,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 100% of 14 properties, 95.3% of four properties, a 10% equity interest in an unconsolidated equity-method investment that holds 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds two properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, and a 10% equity interest in an unconsolidated equity-method investment that holds six properties. In June 2021, we sold our 15% equity interest in an unconsolidated equity-method investment that held 14 properties. Summit is a Maryland corporation, formed in 2004 under the General Corporation Law of Maryland for the purpose of investing in and owning real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, including Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), except where the context otherwise requires.

We conduct substantially all of our operations through the Operating Partnership, which is a Delaware limited partnership. We own a 99.88%general partner interest in the Operating Partnership, and Cornerstone Realty Advisors, LLC (“CRA”), a former affiliate, owns a 0.12% limited partnership interest. Summit and the Operating Partnership are managed and operated as one entity, and Summit has no significant assets other than its investment in the Operating Partnership. Summit, as the general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. Therefore, the assets and liabilities of Summit and the Operating Partnership are the same.

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

As of December 31, 2021 and 2020, we own a 95.3%interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April, 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements (see Note 5). As of December 31, 2021 and 2020, we have a 10%interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2021 and 2020, we have a 35%interest in the Fantasia JV which owns two properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2021 and 2020, we have a 20%interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC - Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2021 and 2020, we have a 10%interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC – Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in the Company’s consolidated financial statements. As of December 31, 2021 and 2020, we have a 10%interest in the FPH JV which owns six properties.

Indiana JV– Equity-Method Investment

In June 2021, we sold our 15% interest in the Indiana joint venture (the “Indiana JV”)  for approximately $5.4 million. See Note 5 for further information.

The Indiana JV was not consolidated in our consolidated financial statements and was accounted for under the equity-method prior to the sale of our equity interest. As of December 31, 2021 and 2020, we had a 0% and 15% interest in the Indiana JV, respectively, which owned 14 properties.

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC (“SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia JV, Fantasia II JV, Fantasia III JV, FPH JV and the Indiana JV prior to the sale of our equity interest  (collectively, our “Equity-Method Investments”), and provide management services in exchange for fees and reimbursements. All acquisition fees and asset management fees earned by us are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS. See Notes 5 and 7 for further information.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2021, we had cash accounts in excess of FDIC-insured limits. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

Restricted cash represent restricted cash held by our lenders in interest bearing accounts related to impound reserve accounts for property taxes, insurance and capital funds as required under the terms of the loan agreements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows:

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$10,488,000	$14,658,000
Restricted cash	2,673,000	2,933,000
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$13,161,000	$17,591,000

Investments in Real Estate and Depreciation

We allocate the purchase price of our properties in accordance with ASC 805 – Business Combinations. If the acquisition does not meet the definition of a business, we record the acquisition as an asset acquisition.  For transactions that are business combinations, acquisition costs are expensed as incurred. For transactions that are an asset acquisition, acquisition costs are capitalized as incurred. Upon an asset acquisition of a property, we allocate the purchase price of the property based upon the relative fair value of the tangible and intangible assets acquired and liabilities assumed, which generally consists of land, buildings, site improvements, furniture and fixtures and intangible assets. The determination of fair value involves the use of significant judgment and estimation. We value land based on various inputs, which may include internal analysis of recently acquired properties, existing comparable properties within our portfolio, or third party appraisals or valuations based on comparable sales. We allocate the purchase price to tangible assets of an acquired property by valuing the property as if it were vacant.

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

In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above/below-market leases and in-place leases are estimated as follows:

The value of above/below market leases is based on the differences between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) estimated fair market lease rates from the perspective of a market participant for the corresponding in-place leases, measured, for above-market leases, over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below market fixed rate renewal periods. The above/below market leases are amortized as an adjustment to rental revenue over the remaining term of the respective leases.

The value of in-place leases consisting of tenant origination and absorption costs and leasing commissions avoided is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, discount rates, and costs to execute similar leases.  The value of in-place leases are amortized over the remaining term of the respective leases and included in depreciation and amortization in the consolidated statements of operations. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of their related intangible asset is recorded in the consolidated statements of operations.

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

We recorded no impairment charges in 2021 and 2020.

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

There were no assets or liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2021.

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

As of December 31, 2021 and 2020, the fair value of loans payable was $177.3 million and $52.6 million, compared to the principal balance (excluding debt discount) of $184.9 million and $47.2 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of December 31, 2021, we utilized discount rates ranging from 4.0% to 12.0% and a weighted average discount rate of 6.0%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liabilities within the fair value hierarchy.

At December 31, 2021 and 2020, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Variable Interest Entities

We analyze our contractual and/or other interests to determine whether such interests constitute an interest in a VIE in accordance with ASC 810, Consolidation, and, if so, whether we are the primary beneficiary. If we are determined to be the primary beneficiary of a VIE, we must consolidate the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; and (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We evaluated our wholly and partially-owned subsidiaries, CHP, LLC and equity method investments to determine if they are a VIE, and if such VIE should be consolidated. The Operating Partnership and CHP, LLC are consolidated as the Company is deemed the primary beneficiary. Our Operating Partnership’s equity investment in SUL JV, Fantasia JV, Fantasia II JV, Fantasia III JV, and FPH JV met the definition and criteria of VIEs. However, as we do not have power to direct the activities that most significantly impact economic performance of these VIEs, they are accounted for under the equity method of accounting and are reflected as Equity-method investments.

Tenant and Other Receivables

Tenant and other receivables are comprised of rental and tenant reimbursement billings due from tenants, the cumulative amount of future adjustments necessary to present rental income on a straight-line basis, asset management fees and distributions receivable. Tenant receivables for rental revenues are recorded at the original amount earned.

Allowance for Credit Losses

The allowance for credit losses is maintained on all receivables except for lease receivables and  is maintained at a level believed adequate to absorb potential losses in our receivables. The determination of the credit allowance is based on a quarterly evaluation of each of these receivables, including general economic conditions and estimated collectability. We evaluate the collectability of our receivables based on a combination of credit quality indicators, including, but not limited to, payment status, historical charge-offs, and financial strength of the lessee or equity method investment. A receivable is considered to have deteriorated in credit quality when, based on current information and events, it is probable that we will be unable to collect all amounts due. As of December 31, 2021, the allowance for credit losses is immaterial.

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

Deferred Leasing Commissions

Leasing commissions (paid to CRA prior to April 1, 2014) were capitalized at cost and are being amortized on a straight-line basis over the related lease term. As of December 31, 2021 and 2020, total costs incurred were $1.1 million, and the unamortized balance was approximately $0.5 million. Amortization expense for each of the years ended December 31, 2021 and 2020 was approximately $70,000.

Other Assets

Other assets consist primarily of intangible assets of above/below market rates, net of amortization, deferred financing and acquisition costs, prepaid insurance, property taxes and other. Additionally, other assets will be amortized to expense over their future service periods. Balances without future economic benefit are expensed as they are identified.

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

We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. If it is determined that a decline in the fair value of our investments is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors. We did not record any impairments related to our equity-method investments for the years ended December 31, 2021 and 2020.

Rental Revenue

We recognize revenue based on FASB Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”). This requires a lessor to classify leases as either sales-types, finance or operating leases. A lease will be treated as a sales-type lease if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results.  After evaluating our tenant leases, we have concluded that these are operating leases. Additionally, as lessors we elected to not separate lease and nonlease components in a contract for the purpose of revenue recognition and disclosure.

Additionally, where real estate taxes were paid directly by our tenants to taxing authorities, we do not record any revenue or expense.  For our triple-net leasing arrangements in which the tenant remits payment for real estate taxes to us and we pay the taxing authority, we have included the associated revenue and expense in total rental revenues and property operating costs on the consolidated statements of operations. We also made an accounting policy election to keep short-term leases less than twelve months off the balance sheet for all classes of underlying assets.

Additionally, under Topic 842, we must assess if all payments due under the lease are likely to be collected.  If tenant lease payments are not likely to be collected, then the revenues will be recognized on a cash basis (or if the answer changes at a later date, the revenues are adjusted to reflect what it would have been on a cash basis) and the adjustments will be recorded through rental revenues, rather than bad debt expense. During 2021, we determined that two of our leases were uncollectible (see Note 3) and therefore, we recorded rental revenue received on the cash basis.

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

Noncontrolling Interest in Consolidated Subsidiary

Noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by us. As of December 31, 2021 and 2020, the noncontrolling interest mainly relates to CHP, LLC.

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

Income Taxes

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate for the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2017 and subsequent years, and state income tax returns are subject to audit for the year ended December 31, 2016 and subsequent years.

We have elected to treat SAM TRS as a taxable REIT subsidiary, which generally may engage in any business, including the provision of customary or non-customary services for our tenants. SAM TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.  SAM TRS has deferred tax assets related to their NOL for a total of $1,779,000, which has a full valuation allowance as of December 31, 2021 and 2020. Due to the losses incurred and the full valuation allowance on deferred tax assets, there was no tax provision related to SAM TRS in 2021 and 2020.

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

Lake Forest Lease

We have entered into a lease agreement, as amended, for corporate office space located in Lake Forest, California, which expires in April 2022 (the “LF Lease”). In 2020, based on Topic 842, we recorded a right-of-use asset and lease liability equal to the present value of the remaining lease payments within the consolidated balance sheet. As a result, the Company recognized a right-of-use asset (“ROU”) of $0.3 million and a lease liability of $0.3 million on its consolidated balance sheet as of January 1, 2020.

As of December 31, 2021 and 2020, the Company had a ROU operating lease asset of $0.03 million and $0.1 million, respectively, recorded in other assets in our consolidated balance sheets and a lease liability of $0.03 million and $0.1 million, respectively, recorded in our consolidated balance sheets in accrued liabilities.

The Company recognized lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations within general and administrative expenses in the consolidated statements of operations. For the years ended December 31, 2021 and 2020, the Company recognized approximately $0.1 million in lease expense.

For the years ended December 31, 2021 and 2020, the Company paid approximately $0.1 million in rent relating to the LF Lease. As a payment arising from an operating lease, the $0.1 million is classified within operating activities in the consolidated statements of cash flows.

As of December 31, 2021, the remaining lease term for LF Lease is 4 months. Because we do not have access to the discount rate implicit in the lease, we have utilized our estimated incremental borrowing rate as the discount rate. The estimated discount rate associated with our corporate operating lease is 5%.

Pursuant to ASC 842, the remaining lease payments on the LF Lease through April 2022 is $36,000.

Recently Adopted Accounting Pronouncements

In January 2020, the FASB issued ASU 2020-01 to clarify the interaction among the accounting standards for equity securities, equity method investments and certain derivatives. The new ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of the new standard on January 1, 2021 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Coronavirus (COVID-19)

Since it was first reported in December 2019, COVID-19 has spread globally. The outbreak has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and measures to prevent its spread negatively impacted senior housing and skilled nursing facilities in a number of ways, including but not limited to:

●	Decreased occupancy and increased operating costs for the Company’s tenants and borrowers, which may adversely impact their ability to make full and timely rental and debt payments to the Company. The Company may have to restructure tenants’ long-term rent obligations in the future and may not be able to do so on terms that are as favorable to the Company as those currently in place. Reduced or modified rental and debt amounts could result in the determination that the full amounts of the Company’s real estate properties are not recoverable, which could result in an impairment charge.
●	Decreased occupancy and increased operating costs for the Company’s Equity-Method Investments that own senior housing and skilled nursing facilities, which may negatively impact the operating results of these investments. The Equity-Method Investments may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to the Equity-Method Investments as those currently in place. Prolonged deterioration in the operating results for these investments could result in the determination that the full amounts of the Company’s investments are not recoverable, which could result in an impairment charge.

See Note 3 for financial issues related to two of our owned facilities.  Additionally, some of our Equity-Method Investment tenants have experienced decreased occupancy and increased operating costs related to COVID-19; however, there have been no rent concessions for such tenants during 2021.

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

3. Investments in Real Estate Properties

As of December 31, 2021 and 2020, investments in real estate properties including those held by our consolidated subsidiaries (excluding the 36 properties owned by our unconsolidated Equity-Method Investments) are set forth below:

	December 31,	December 31,
	2021	2020
Land	$15,565,000	$6,237,000
Buildings and improvements	166,989,000	48,295,000
Less: accumulated depreciation	(11,395,000)	(9,853,000)
Buildings and improvements, net	155,594,000	38,442,000
Furniture and fixtures	12,137,000	4,230,000
Less: accumulated depreciation	(4,194,000)	(3,988,000)
Furniture and fixtures, net	7,943,000	242,000
Intangible lease assets	13,778,000	—
Less: accumulated amortization	(18,000)	—
Intangible lease assets, net	13,760,000	—
Real estate properties, net	$192,862,000	$44,921,000

Depreciation and amortization expense (excluding leasing commission amortization) for the years ended December 31, 2021 and 2020 was approximately $1.8 million and $1.6 million, respectively.

As of December 31, 2021, our portfolio consisted of 18 real estate properties which were 100% leased to the tenants of the related facilities.

During 2021, our tenants for the Pennington Gardens and Sundial Assisted Living facilities experienced a material adverse effect on their operations related to COVID-19 and other operator issues, that  affected their ability to make their rent payments in 2021.  As a result, we experienced the following impacts:

Pennington Gardens Operations LLC

In October 2020, under a court order, a receiver assumed the responsibilities of operating and managing our Pennington Gardens facility in Chandler, Arizona. Beginning in March 2021, we recorded rent payments on a cash basis and wrote off the remaining straight-line rent receivable of $0.4 million. In October 2021 , we reached an agreement with the tenant to terminate the lease. We notified the lender and the U.S. Department of Housing and Urban Development (“HUD”) and requested emergency approval to change the operator and terminate the lease, but due to circumstances out of our control, that and the formal approval are currently still in process. On February 3, 2022, the current receiver, who was acting as the operator, received the license to be the licensed operator.  As such, on February 10, 2022, the tenant’s lease was terminated, and we received $0.2 million from the tenant as part of the settlement agreement.  Concurrently, we entered into a new lease agreement with Pennington Gardens Operations LLC, the newly formed operating company for Pennington Gardens, which is a wholly owned subsidiary of SHOP TRS, a recently formed wholly-owned taxable REIT subsidiary of Summit.  As such, the operations of Pennington Gardens will be consolidated in our financial statements beginning February 11, 2022, and all intercompany transactions will be eliminated.

Sundial Operations LLC

For our Sundial Assisted Living facility in Redding, California, in October 2021, we reached an agreement with the tenant to terminate the lease, and we are currently requesting approval from HUD to terminate the lease and install a new operator/manager.  Once approved by HUD, the lease will be terminated and the operations of Sundial Assisted Living will be consolidated in our financial statements. Beginning in June 2021, we recorded rent payments on a cash basis and in May 2021, wrote off the remaining straight-line rent receivable of $0.1 million.

The following table provides summary information regarding our portfolio (excluding the 36 properties owned by our unconsolidated Equity-Method Investments and the $12.75 million loan from Oxford (see Note 4) with Summit Georgia Holdings LLC, our wholly-owned subsidiary) as of December 31, 2021:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,169,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,657,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	11,539,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,097,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,732,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,739,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,194,000
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	10,715,000	8,014,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	4,780,000	3,575,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	4,560,000	3,412,000
Calhoun Health Center	Calhoun, GA	December 30, 2021	SNF	7,670,000	6,549,000
Maple Ridge Health Care Center	Cartersville, GA	December 30, 2021	SNF	13,548,000	11,568,000
Chatsworth Health Care Center	Chatsworth, GA	December 30, 2021	SNF	29,785,000	25,432,000
East Lake Arbor	Decatur, GA	December 30, 2021	SNF	15,640,000	13,354,000
Fairburn Health Care Center	Fairburn, GA	December 30, 2021	SNF	14,644,000	12,503,000
Grandview Health Care Center	Jasper, GA	December 30, 2021	SNF	10,061,000	8,591,000
Rosemont at Stone Mountain	Stone Mountain, GA	December 30, 2021	SNF	23,908,000	20,414,000
Willowwood Nursing Center & Rehab	Flowery Branch, GA	December 30, 2021	SNF	14,744,000	12,589,000
Total:				$207,320,000	$172,128,000

(1)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases (not including leases being recorded on the cash basis or intercompany leases) for our consolidated properties as of December 31, 2021 are as follows:

Years ending December 31,
2022	$17,698,000
2023	17,983,000
2024	18,272,000
2025	18,566,000
2026	18,865,000
Thereafter	165,462,000
$256,846,000

2021 Acquisitions

CA3 Properties

On July 2, 2021, through our wholly-owned subsidiary, we acquired three skilled nursing facilities, two located in Yucaipa, California and one located in Mentone, California (collectively, the “CA3 Properties”), for the purchase price of $20,055,000, which was funded through cash on hand plus the proceeds from the loan described in Note 4. We incurred approximately $80,000 in acquisition costs in connection with these acquisitions. The CA3 Properties are leased to three tenants under three separate 15-year triple net leases, each of which has two five-year renewal options.

The following table represents the allocation of the relative fair value of the real estate acquired for the CA3 Properties acquisition:

Land	$2,293,000
Building and improvements	15,908,000
Furniture and fixtures	448,000
Intangible lease assets and above/below market leases(1)	1,484,000
Total purchase price plus acquisition costs	$20,133,000
(1)	Above market leases intangible asset of $1.0 million is included in other assets, net on the consolidated balance sheets.

GA8 Properties

On December 30, 2021, through our wholly-owned subsidiary, we acquired eight skilled nursing facilities located in Georgia (collectively, the “GA8 Properties”), for the total purchase price of $130,000,000, which was funded through cash on hand plus the proceeds from the loans described in Note 4 below. The GA8 Properties are leased to eight tenants under eight separate 15-year triple net leases, each of which has two five-year renewal options.

The following table represents the allocation of the relative fair value of the real estate acquired for the GA8 Properties acquisition:

Land	$7,035,000
Building and improvements	102,786,000
Furniture and fixtures	7,458,000
Intangible lease assets	13,252,000
Total purchase price plus acquisition costs	$130,531,000

2020 Acquisitions

None.

Intangible Assets

The following intangible lease assets are included in the consolidated balance sheet as of December 31, 2021 and are detailed in the following table:

		Accumulated	Weighted Average
	Gross Balance at	Amortization at	Remaining Life	Balance Sheet
	December 31, 2021	December 31, 2021	(Years)	Classification
Above-market lease intangibles	$959,000	$32,000	14.50	Other assets, net
In-place lease intangibles	13,777,000	18,000	14.98	Real estate properties, net
Total intangibles	$14,736,000	$50,000	14.95

Expected future amortization for the next five years of the intangible assets as of December 31, 2021 is $982,000 per year.

4. Loans Payable

As of December 31, 2021 and 2020, loans payable consisted of the following

	December 31, 2021	December 31, 2020
Loans payable to Lument (formerly ORIX Real Estate Capital, LLC) (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and as of December 31, 2021 and 2020, collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial and Friendship Haven.	$35,934,000	$36,857,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	10,194,000	10,330,000

Loan payable to CIBC Bank, USA in monthly installments of approximately of $65,000 interest only through July 2022 at LIBOR (with a floor of 1%) plus 4% (5% at December 31, 2021), due in July 2024, and as of December 31, 2021, collateralized by Yucaipa Hill Post Acute, Creekside Post Acute and University Post Acute.	15,000,000	—

Loan payable to CIBC Bank, USA in monthly installments of approximately $314,000 (interest only through December 2023) at SOFR plus 3.50% with a SOFR floor of 0.5%, (4% at December 31, 2021), due in December 2024, and as of December 31, 2021, collateralized by Calhoun Health Center, Maple Ridge Health Care Center, Chatsworth Health Care Center, East Lake Arbor, Fairburn Health Care Center, Grandview Health Care Center, Rosemont at Stone Mountain, and Willowwood Nursing Center & Rehab.	91,000,000	—

Loan payable to Oxford Finance, LLC in monthly installments of approximately $207,000 (interest only through maturity), at LIBOR (with a floor of 1%) plus 11% (12% at December 31, 2021) due in March 2025, collateralized in second position by Calhoun Health Center, Maple Ridge Health Care Center, Chatsworth Health Care Center, East Lake Arbor, Fairburn Health Care Center, Grandview Health Care Center, Rosemont at Stone Mountain, and Willowwood Nursing Center & Rehab.	20,000,000	—

Loan payable to Oxford Finance, LLC in monthly installments of approximately $132,000 (interest only through maturity), at LIBOR (with a floor of 1%) plus 11% (12% at December 31, 2021) due in December 2026, secured by the equity interests of our wholly-owned subsidiary, Summit Georgia Holdings LLC, the parent holding company for the GA8 Properties.	12,750,000	—
	184,878,000	47,187,000
Less debt issuance costs	(4,508,000)	(1,913,000)
Total loans payable	$180,370,000	$45,274,000

As of December 31, 2021, we have total debt obligations of approximately $184.9 million that will mature between 2024 and 2055. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of December 31, 2021, we were in compliance with all of our debt covenants.

In connection with our loans payable, we incurred debt issuance costs. As of December 31, 2021 and 2020, the unamortized balance of the debt issuance costs was approximately $4.5 million and $1.9 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the years ended December 31, 2021 and 2020, approximately $0.1 million and $0.2 million, respectively, of debt issuance costs were amortized and included in interest expense in our consolidated statements of operations.

During the years ended December 31, 2021 and 2020, we incurred approximately $2.4 million and $2.1 million, respectively, of interest expense related (excluding debt issuance cost amortization) to our loans payable.

The principal payments due on the loans payable (excluding debt issuance costs) for each of the five following years and thereafter ending December 31 are as follows:

Principal
Year	Amount
2022	1,269,000
2023	1,475,000
2024	106,731,000
2025	21,246,000
2026	14,042,000
Thereafter	40,115,000
$184,878,000

The following information notes the loan activity for the years ended December 31, 2021 and 2020:

CA3 Properties

On July 2, 2021, in conjunction with the acquisition of the CA3 Properties (see Note 3), we entered into a first priority $15.0 million mortgage loan collateralized by the CA3 Properties with CIBC Bank, USA (“CIBC”). The loan bears interest at the One Month London Interbank Offer Rate (“LIBOR”) (with a floor of 1%) plus 4.00%, or the Secured Overnight Financing Rate (“SOFR”) when LIBOR is discontinued, and matures on July 2, 2024. The loan is interest only for the first year and thereafter requires additional monthly installments of principal that are held by the lender in a cash loan guarantee fund until maturity. The loan may be prepaid at any time with no penalty if the CA3 Properties are refinanced through HUD, otherwise we would be required to pay a prepayment premium equal to three percent (3%), two percent (2%) and one percent (1%) of the amount of the outstanding principal balance of the Loan prepaid if such prepayment occurs on or prior to the first (1st), second (2nd) and third (3rd) year anniversary of the closing date, respectively.  In the event the Company sells or transfers one or more properties, we would be required to pay an exit fee equal to (i)  one-half of one percent (0.5%) of the amount of the outstanding principal balance of the Loan if such sale or transfer occurs on or prior to the second (2nd) year anniversary of the Closing Date; and (ii) zero percent (0%) if such sale or transfer occurs after the second (2nd) year anniversary of the Closing Date. Additionally, the CIBC loan has certain financial and non-financial covenants.

GA8 Properties

We acquired our interest in the GA8 Properties subject to a $91 million first priority mortgage loan collateralized by those properties, a $20 million subordinated term loan collateralized by those properties and a $12.75 million mezzanine loan secured by the equity interests of the wholly-owned subsidiary, Summit Georgia Holdings LLC, the parent holding company for the GA8 Properties.

On December 30, 2021, we entered into a loan agreement with CIBC for $91.0 million in principal amount. The loan bears interest at the SOFR plus 3.50% with a SOFR floor of 50 basis points, or the bank’s base rate plus 0.75% (with a minimum of 4.0%), and matures on December 30, 2024. The loan is interest-only for two years and then requires additional monthly installments of principal that are held by the lender in a cash loan guarantee fund until maturity. The loan may be prepaid at any time with no penalty if the GA8 Properties are refinanced through HUD, otherwise we would be required to pay an a prepayment premium equal to three percent (3%), two percent (2%) and one percent (1%) of the amount of the outstanding principal balance of the Loan prepaid if such prepayment occurs on or prior to the first (1st), second (2nd) and third (3rd) year anniversary of the closing date, respectively. In the event the Company sells or transfers one or more properties, we would be required to pay an exit fee equal to (i) one-half of one percent (0.5%) of the amount of the outstanding principal balance of the Loan if such sale or transfer occurs on or prior to the second (2nd) year anniversary of the Closing Date; and (ii) zero percent (0%) if such sale or transfer occurs after the second (2nd) year anniversary of the Closing Date.

On December 30, 2021, we entered into a subordinated term loan agreement with Oxford for $20.0 million in principal amount. The loan bears interest at LIBOR plus 11.0% with a LIBOR floor of 100 basis points (or with a LIBOR replacement rate), and matures on March 31, 2025. The loan is interest only. The entire loan may be prepaid at any time and would be subject at that time to a prepayment premium fee equal to five percent (5%), two percent (2%) and one percent (1%) of the amount repaid if the repayment is made or the loan is accelerated prior to first (1st), second (2nd) and third (3rd) year anniversary of the closing date, respectively, or no prepayment fee if the GA8 Properties are refinanced through HUD.  Additionally, we are required to pay an exit fee of $100,000 if the loan is paid off by December 31, 2024, or $140,000 if the loan is paid off after that date.

On December 30, 2021, we entered into a mezzanine loan agreement with Oxford for $12.75 million in principal amount. The loan bears interest at LIBOR plus 11.0% with a LIBOR floor of 100 basis points (or with a LIBOR replacement rate), and matures on December 30, 2026. The loan is interest-only and requires a monthly fee in the amount of (i) twenty-two percent (22%) of net cash flow attributable to each month or portion thereof during the loan term, and (ii) five percent (5%) of net cash flow attributable to each month or portion thereof during the post-repayment period which is the earlier of (i) the second anniversary of the loan repayment date and (ii) the date upon which Summit no longer owns any direct or indirect interest in any of the properties and all accrued monthly fees, all excess cash fees and all other liabilities then due agent or lenders are indefeasibly paid in full. The entire Oxford mezzanine loan may be prepaid at any time prior to the three-year anniversary and would be subject at that time to a yield maintenance premium fee equal to the interest that would have been paid for the full three years, which will be due and payable upon the earliest of the maturity or acceleration of the loan, or payment of the loan in full.

HUD-insured loans

We have six properties with HUD-insured loans from Lument Capital (formerly ORIX Real Estate Capital, LLC) and one property with a HUD-insured loan from Capital One Multifamily Finance, LLC.  See table above listing loans payable for further information.

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

5. Equity-Method Investments

As of December 31, 2021 and 2020, the balances of our Equity-Method Investments were approximately $7.9 million and $11.4 million, respectively, and are as follows:

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

As of December 31, 2021 and 2020, the balance of our equity-method investment related to the SUL JV was approximately $2.9 million and $2.7 million, respectively.

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

As of December 31, 2021 and 2020, the balance of our equity-method investment related to the Fantasia JV was approximately $2.0 million.

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

As of December 31, 2021 and 2020, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.3 million and $1.4 million, respectively.

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

As of December 31, 2021 and 2020, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.5 million and $1.6 million, respectively.

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

As of December 31, 2021 and 2020, the balance of our equity-method investment related to the FPH JV was approximately $0.2 million and $0.2 million, respectively.

Indiana JV

In June 2021, we sold our 15% interest in the Indiana JV for approximately $5.4 million in cash. For the year ended December 31, 2021, we recorded approximately $3.5 million in gain on the sale from this equity-method investment which is included in our consolidated statements of operations under gain on sale of equity-method investment.

As of December 31, 2021 and 2020, the balance of our equity-method investment related to the Indiana JV was approximately $0 million and $3.5 million, respectively.

Summarized Financial Data for Equity-Method Investments

Our Equity-Method Investments are significant equity-method investments in the aggregate.

The results of operations of our Equity-Method Investments for the year ending December 31, 2021 are summarized below:

		Fantasia	Fantasia	Fantasia	FPH	Indiana		Combined
	SUL JV	JV	II JV	III JV	JV	JV		Total
Revenue	$20,575,000	$3,591,000	$3,716,000	$8,213,000	$3,615,000	$(3,166,000)	(1)	$36,544,000
Income (loss) from operations	$6,911,000	$129,000	$1,935,000	$4,131,000	$1,680,000	$(5,093,000)		$9,693,000
Net income (loss)	$2,594,000	$298,000	$988,000	$2,015,000	$1,685,000	$(8,567,000)		$(987,000)
Summit interest in Equity-Method Investments net income (loss)	$259,000	$104,000	$198,000	$202,000	$169,000	$(1,286,000)		$(354,000)

(1)

This amount has been revised to reflect the revenues of the Indiana JV prior to the sale of our 15% interest, which include $1.5 million in above market lease amortization and $2.1 million in straight-line rent receivable write off related to a change in the collectability assessment for lease payments due from the Indiana JV’s tenants as well as $0.5 million in interest income.  There was no impact on the loss allocated to the Company as a result of this revision.

The results of operations of our Equity-Method Investments for the year ending December 31, 2020 are summarized below:

		Fantasia	Fantasia	Fantasia	FPH	Indiana	Combined
	SUL JV	JV	II JV	III JV	JV	JV	Total
Revenue	$18,247,000	$4,112,000	$3,557,000	$7,982,000	$3,537,000	$11,786,000	$49,221,000
Income from operations	$7,831,000	$557,000	$1,960,000	$4,132,000	$1,681,000	$7,447,000	$23,608,000
Net income (loss)	$3,465,000	$(55,000)	$992,000	$1,795,000	$(779,000)	$(479,000)	$4,939,000
Summit interest in Equity-Method Investments net income (loss)	$346,000	$(19,000)	$198,000	$179,000	$(78,000)	$(71,000)	$555,000

Distributions from Equity-Method Investments

As of December 31, 2021 and 2020, we have distributions receivable, which is included in tenant and other receivables in our consolidated balance sheets, as follows:

	December 31,	December 31,
	2021	2020
SULH JV	$273,000	$466,000
Fantasia JV	205,000	36,000
Fantasia II JV	54,000	51,000
Fantasia III JV	22,000	257,000
FPH JV	28,000	26,000
Indiana JV	-	498,000
Total	$582,000	$1,334,000

For the years ended December 31, 2021 and 2020, we received cash distributions, which are included in our cash flows from operating activities in the change in tenant and other receivables, and cash flows from investing activities, using the cumulative earnings approach, as follows:

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Total Cash	Cash Flow	Cash Flow	Total Cash	Cash Flow	Cash Flow
	Distributions	from	from	Distributions	from	from
	Received	Operating	Investing	Received	Operating	Investing
SUL JV	$837,000	$259,000	$578,000	$499,000	$346,000	$153,000
Fantasia JV	—	—	—	144,000	—	144,000
Fantasia II JV	301,000	197,000	104,000	292,000	198,000	94,000
Fantasia III JV	500,000	202,000	298,000	104,000	104,000	—
FPH JV	153,000	18,000	135,000	152,000	—	152,000
Indiana JV	773,000	—	773,000	429,000	—	429,000
Total	$2,564,000	$676,000	$1,888,000	$1,620,000	$648,000	$972,000

Acquisition and Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an acquisition fee, as defined in the agreements. Additionally, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in the agreements. For the years ended December 31, 2021 and 2020, we recorded approximately $1.0 million and $1.3million, respectively, in acquisition and asset management fees from our Equity-Method Investments.

6. Receivables

Tenant and Other Receivables, net

Tenant and other receivables, net consists of:

	December 31,	December 31,
	2021	2020
Straight-line rent receivables	$2,395,000	$2,772,000
Distribution receivables from Equity-Method Investments	582,000	1,334,000
Asset management fees	323,000	432,000
Other receivables	86,000	139,000
Total	$3,386,000	$4,677,000

7. Related Party Transactions

CRA

Prior to the termination of our advisory agreement on April 1, 2014 with CRA (our former advisor, a related party), we incurred costs related to fees paid and costs reimbursed for services rendered to us by CRA through March 31, 2014. Some of the fees we had paid to CRA were considered to be in excess of allowed amounts and, therefore, CRA was required to reimburse us for the amount of the excess costs we paid to them. As of December 31, 2021 and 2020, the receivables from CRA are fully reserved due to the uncertainty of collectability and are included in tenant and other receivables in our consolidated balance sheets (see Note 9).

As of December 31, 2021 and 2020, we had the following receivables and reserves:

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

8. Concentration of Risk

As of December 31, 2021, we owned eight properties in Georgia, four properties in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 36 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, as of  December 31, 2021, we leased our 18 real estate properties to 16 different tenants under long-term triple net leases. For the year ended December 31, 2021, three of the sixteen tenants each had rental revenue greater than 10% (38%, 26%, and 16%).

As of December 31, 2020, we leased our seven real estate properties to five different tenants under long-term triple net leases. For the year ended December 31, 2020, four of the five tenants each had rental revenue greater than 10% (35%, 24%, 20% and 15%).

As of December 31, 2021, our GA8 Properties are considered to be a significant asset concentration as the aggregate net assets of the GA8 Properties were greater than 20% of our total assets due to cross-default provisions in the leases.

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

Legal Proceedings

On April 1, 2014, CRA and Cornerstone Ventures, Inc. filed a complaint in the Superior Court of California for the County of Orange-Central Justice Center, Case No. 30-2014-00714004-CU-BT-CJC, naming the Company, its former directors, one of its officers and one of its former officers as defendants, seeking declaratory and injunctive relief and compensatory and punitive damages. On September 17, 2014, we filed a First Amended Cross-Complaint seeking compensatory damages and an accounting pursuant to Sections 10(c)(i) and 17(c)(ii) of the Advisory Agreement and including any monies Plaintiffs and Terry Roussel directly or indirectly received from or paid to the Company. On February 22, 2018, the action was assigned to a different trial judge. On May 29, 2018, the Company filed a motion for terminating and monetary sanctions against CRA, Cornerstone Ventures, Inc. and their counsel, Winget Spadafora & Schwartzberg.  On November 30, 2018, the new trial judge vacated the trial date, pending resolution of the Company’s motion for terminating and monetary sanctions against CRA and Cornerstone Ventures, Inc. and denied the Company’s motion for sanctions against Winget Spadafora & Schwartzberg. On February 13, 2019, the trial judge held another hearing on the Company’s motion for terminating and monetary sanctions and indicated that it intended to grant the Company’s motion for terminating sanctions and award the Company monetary sanctions. On March 14, 2019, the Court entered an Order and Judgment granting the Company’s motion for terminating sanctions, awarding the Company monetary sanctions in the amount of $588,672, and dismissing CRA and Cornerstone Ventures Inc.’s Complaint with prejudice. On May 21, 2019, CRA and Cornerstone Ventures, Inc. filed a notice of appeal from the Judgment and, on June 3, 2019, the Company filed a notice of cross-appeal from the Judgment. On July 9, 2019, the California Court of Appeal, Fourth District dismissed CRA and Cornerstone Ventures, Inc.’s appeal with prejudice. The briefing to the Court of Appeal, Fourth District on the Company’s appeals against CRA, Cornerstone Ventures, Inc and Winget Spadafora & Schwartzberg was completed on April 27, 2020. On October 28, 2020, the Court of Appeal issued an opinion affirming in part, and reversing, in part, the trial court’s opinion and remanded the action back to the trial court. On February 11, 2021, the trial court issued an order awarding an additional $189,645 in monetary sanctions for the period prior to July 12, 2016 in favor of the Company and against CRA and Cornerstone Ventures Inc.. Due to the fact that CRA and Cornerstone Ventures Inc. currently have no assets, and the sanctions we were awarded are subordinated to several other existing liens and judgments against them, we have no expectation of collecting any of the $778,317 that we have been awarded by the Court.

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”). HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. On October 22, 2019, the Third Circuit granted HCRE’s appeal, reversing the District Court and holding that HCRE could assert the adversary complaint seeking damages for violation of the automatic stay.  The Company filed a Petition for Rehearing on November 5, 2019 asserting that HCRE is not entitled to assert a claim for damages for violation of the automatic stay. This Petition was denied and the mandate was issued sending the matter back to the Bankruptcy Court. The Bankruptcy Court held a status conference on February 4, 2021, and subsequently entered scheduling orders to govern discovery and pretrial matters, and discovery is ongoing. The parties have filed dispositive motions, including a motion filed by the Company and the petitioning creditors for judgment on the pleadings.  On February 4, 2022, the Bankruptcy Court entered an order denying the motion for judgment on the pleadings on the basis that the Bankruptcy Court would consider the points raised therein after trial.  The Bankruptcy Court also entered an order denying HCRE’s motion to dismiss certain counterclaims and severing certain other counterclaims asserted by the petitioning creditors and the Company against HCRE on jurisdictional grounds, with the effect that such counterclaims may be pursued in the United States District Court.  The Bankruptcy Court subsequently entered a further amended scheduling order, directing that remaining discovery be completed by May 15, 2022 and scheduling a final pretrial conference for August 17, 2022. Based on the assessment by management of the numerous legal arguments that can be raised on this claim, the Company believes that a loss is currently not probable or estimable under ASC 450, “Contingencies”, and as of December 31, 2021 no accrual has been made with regard to the claim. We will continue to vigorously defend ourselves against all of HCRE’s remaining alleged claims.

Indemnification and Employment Agreements

We have entered into indemnification agreements with certain of our executive officers and directors which indemnify them against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by him or her in connection with any proceeding. Additionally, effective October 19, 2021, we entered into new employment agreements with our executive officers for a term of three years. These employment agreements include customary terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a cash payment following a change in control of the Company, as defined in such agreements.

Management of our Equity-Method Investments

As the manager of our Equity-Method Investments, we are responsible for managing the day-to-day operations. Additionally, we could be subject to a capital call from our Equity-Method Investments.

10. Equity

Distributions

The Company declared no cash distributions per common share during the years ended December 31, 2021 and 2020.

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

The Incentive Plan provides that the total number of shares of common stock that may be issued is 3,000,000, of which 1,132,092 is available for future issuances as of December 31, 2021.

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

There were no stock option grants in 2021. The Compensation Committee of the Board of Directors approved the issuance of 90,000 stock options under our Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan (“Incentive Plan”) to be issued to our non-executive employees in 2022.

The following table summarizes our stock options as of December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2020	1,826,908	$2.09
Granted	45,000	2.26
Exercised	—
Cancelled/forfeited	—
Options outstanding at December 31, 2020	1,871,908	$2.09
Granted	—
Exercised	—
Cancelled/forfeited	(4,000)	2.26
Options outstanding at December 31, 2021	1,867,908	$2.09	5.82	$1,596,000

Options exercisable at December 31, 2021	1,842,102	$2.08	5.78	$1,579,000

For our outstanding non-vested options as of December 31, 2021, the weighted average grant date fair value per share was $0.58. As of December 31, 2021, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
2022	14,000
2023	1,000
$15,000

The stock-based compensation expense reported for the years ended December 31, 2021 and 2020 was approximately $66,000 and $151,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

11. Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2021 and 2020, we operate in one reportable segment: healthcare real estate and although our portfolio is located throughout the United States, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We are managed as one segment, rather than multiple segments for internal purposes and for internal decision making.

12. Subsequent Events

See Note 3 for further information regarding Pennington Gardens Operations LLC.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

Date: March 31, 2022	By:	/s/ Kent Eikanas
Kent Eikanas
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2022.

Name	Title

/s/ Kent Eikanas	Chief Executive Officer and Secretary
Kent Eikanas	(Principal Executive Officer)

/s/ Elizabeth A. Pagliarini	Chief Operating Officer, Chief Financial Officer, and Treasurer
Elizabeth A. Pagliarini	(Principal Financial Officer)

/s/ J. Steven Roush	Director
J. Steven Roush

/s/ Suzanne Koenig	Director
Suzanne Koenig

/s/ Kent Eikanas	Director
Kent Eikanas

EXHIBIT INDEX

Ex.	Description
3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).
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

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).
4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).
4.5	Description of the Registrant’s Common Stock (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2021).
10.1	Healthcare Facility Note (incorporated by reference to the form of such note on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2014).
10.2	Cornerstone Healthcare Partners LLC Operating Agreement dated June 11, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).
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

10.21

Term Loan and Security Agreement between Summit Creekside LLC, a Delaware limited liability company (“Creekside”), Summit Yucaipa LLC, a Delaware limited liability company (“Yucaipa”), and Summit Mentone LLC , as borrowers and CIBC Bank USA dated July 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2021).

10.22

Purchase and Sale Agreement between Summit Healthcare REIT, Inc. and Madison Creek Partners, LLC dated as of February 8, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 9, 2021).

10.23

Amended and Restated Employment Agreement dated October 19, 2021 by and between the Company and Kent Eikanas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on November 12, 2021).

10.24

Amended and Restated Employment Agreement dated October 19, 2021 by and between the Company and Elizabeth Pagliarini (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed on November 12, 2021).

10.25

Amendment to Purchase and Sale Agreement by and among Summit Healthcare REIT, Inc., GASTONE MOUNTAIN SNF HOLDINGS LLC, GAJASPER SNF HOLDINGS LLC, GADECATUR SNF HOLDINGS LLC, GAFAIRBURN SNF HOLDINGS LLC, GACHATSWORTH SNF HOLDINGS LLC, a Delaware limited liability, GACARTERSVILLE SNF HOLDINGS LLC, GACALHOUN SNF HOLDINGS LLC and 4595 CANTRELL ROAD, LLC, dated November 24, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2021).

10.26

Purchase and Sale Agreement by and among Summit Healthcare REIT, Inc., GASTONE MOUNTAIN SNF HOLDINGS LLC, GAJASPER SNF HOLDINGS LLC, GADECATUR SNF HOLDINGS LLC, GAFAIRBURN SNF HOLDINGS LLC, GACHATSWORTH SNF HOLDINGS LLC, a Delaware limited liability, GACARTERSVILLE SNF HOLDINGS LLC, GACALHOUN SNF HOLDINGS LLC, and 4595 CANTRELL ROAD, LLC, dated November 20, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 1, 2021).

10.27

Term Loan and Security Agreement between Summit Calhoun LLC, a Georgia limited liability company (“Calhoun”), Summit Cartersville LLC, a Georgia limited liability company (“Cartersville”), Summit Chatsworth LLC, a Georgia limited liability company (“Chatsworth”), Summit Decatur LLC, a Georgia limited liability company (“Decatur”), Summit Fairburn LLC, a Georgia limited liability company (“Fairburn”), Summit Flowery Branch LLC, a Georgia limited liability company (“Flowery Branch”), Summit Jasper LLC, a Georgia limited liability company (“Jasper”), Summit Stone Mountain LLC, a Georgia limited liability company (“Stone Mountain”) , as borrowers and CIBC Bank USA dated December 30, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2022).

10.28

Subordinated Term Loan and Security Agreement between Summit Calhoun LLC, a Georgia limited liability company (“Calhoun”), Summit Cartersville LLC, a Georgia limited liability company (“Cartersville”), Summit Chatsworth LLC, a Georgia limited liability company (“Chatsworth”), Summit Decatur LLC, a Georgia limited liability company (“Decatur”), Summit Fairburn LLC, a Georgia limited liability company (“Fairburn”), Summit Flowery Branch LLC, a Georgia limited liability company (“Flowery Branch”), Summit Jasper LLC, a Georgia limited liability company (“Jasper”), Summit Stone Mountain LLC, a Georgia limited liability company (“Stone Mountain”) , as borrowers and Oxford Finance LLC, dated December 30, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 6, 2022).

10.29

Mezzanine Term Loan and Security Agreement between Summit Georgia Holdings LLC, a Georgia limited liability company, as borrower, and Oxford Finance LLC, dated December 30, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 6, 2022).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Current Report on Form 8-K filed on June 23, 2014).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of BDO USA, LLP (filed herewith).
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document