Form 10-Q
period 2022-03-31
Summit Healthcare REIT, Inc
filed 2022-05-12
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52566

SUMMIT HEALTHCARE REIT, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	73-1721791
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23382 MILL CREEK DRIVE, SUITE 125, LAGUNA HILLS, CA	92653
(Address of principal executive offices)	(Zip Code)

800-978-8136

(Registrant’s telephone number, including area code)

2 SOUTH POINTE DRIVE, SUITE 100, LAKE FOREST, CA 92630

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

As of May 9, 2022, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$13,705,000	$10,488,000
Restricted cash	2,696,000	2,673,000
Real estate properties, net	177,519,000	179,102,000
Intangible lease assets, net	14,442,000	14,687,000
Tenant and other receivables, net	3,752,000	3,386,000
Deferred leasing commissions, net	448,000	466,000
Other assets, net	534,000	422,000
Equity-method investments	8,304,000	7,902,000
Total assets	$221,400,000	$219,126,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$5,189,000	$2,551,000
Security deposits	4,651,000	4,651,000
Loans payable, net of debt issuance costs	180,322,000	180,370,000
Total liabilities	190,162,000	187,572,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at March 31, 2022 and December 31, 2021	23,000	23,000
Additional paid-in capital	116,409,000	116,401,000
Accumulated deficit	(85,366,000)	(85,041,000)
Total stockholders’ equity	31,066,000	31,383,000
Noncontrolling interests	172,000	171,000
Total equity	31,238,000	31,554,000
Total liabilities and equity	$221,400,000	$219,126,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Total rental revenues	$5,541,000	$924,000
Resident fees and services	408,000	—
Asset management fees	165,000	329,000
Interest income from notes receivable	—	9,000
Total operating revenue	6,114,000	1,262,000

Expenses:
Property operating costs	773,000	220,000
Resident costs	375,000	—
General and administrative	1,048,000	1,631,000
Depreciation and amortization	1,837,000	399,000
Total operating expenses	4,033,000	2,250,000

Operating income (loss)	2,081,000	(988,000)

Income (loss) from equity-method investees	642,000	(235,000)
Other income	2,000	5,000
Interest expense	(3,031,000)	(522,000)
Net loss	(306,000)	(1,740,000)
Noncontrolling interests’ share in net (income) loss	(19,000)	(18,000)
Net loss applicable to common stockholders	$(325,000)	$(1,758,000)

Basic and diluted loss per common share:
Net loss applicable to common stockholders	$(0.01)	$(0.08)

Weighted average shares used to calculate basic and diluted earnings per common share	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2022	23,027,978	$23,000	$116,401,000	$(85,041,000)	$31,383,000	$171,000	$31,554,000
Stock-based compensation	—	—	8,000	—	8,000	—	8,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(18,000)	(18,000)
Net (loss) income	—	—	—	(325,000)	(325,000)	19,000	(306,000)
Balance — March 31, 2022	23,027,978	$23,000	$116,409,000	$(85,366,000)	$31,066,000	$172,000	$31,238,000

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2021	23,027,978	$23,000	$116,335,000	$(84,456,000)	$31,902,000	$195,000	$32,097,000
Stock-based compensation	—	—	36,000	—	36,000	—	36,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(16,000)	(16,000)
Net (loss) income	—	—	—	(1,758,000)	(1,758,000)	18,000	(1,740,000)
Balance — March 31, 2021	23,027,978	$23,000	$116,371,000	$(86,214,000)	$30,180,000	$197,000	$30,377,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(306,000)	$(1,740,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs	227,000	18,000
Depreciation and amortization	1,831,000	399,000
Amortization of above-market lease intangible	16,000	—
Straight-line rents	(374,000)	406,000
Stock-based compensation expense	8,000	36,000
(Income) loss from equity-method investees	(642,000)	235,000
Change in operating assets and liabilities:
Tenant and other receivables, net	184,000	294,000
Other assets, net	(135,000)	473,000
Accounts payable and accrued liabilities	2,660,000	(30,000)
Net cash provided by operating activities	3,469,000	91,000

Cash flows from investing activities:
Investment in equity-method investees	(69,000)	(123,000)
Distributions received from equity-method investees	133,000	413,000
Payments from notes receivable	—	60,000
Net cash provided by investing activities	64,000	350,000

Cash flows from financing activities:
Payments of loans payable	(275,000)	(265,000)
Distributions paid to noncontrolling interests	(18,000)	(16,000)
Net cash used in financing activities	(293,000)	(281,000)

Net increase in cash, cash equivalents and restricted cash	3,240,000	160,000
Cash, cash equivalents and restricted cash – beginning of period	13,161,000	17,591,000
Cash, cash equivalents and restricted cash – end of period	$16,401,000	$17,751,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,000,000	$431,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 100% of 14 properties, 95.3% of four properties, a 10% equity interest in an unconsolidated equity-method investment that holds 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds one property, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, a 10% equity interest in an unconsolidated equity-method investment that holds six properties. In June 2021, we sold our 15% equity interest in an unconsolidated equity-method investment that held 14 properties. Summit is a Maryland corporation, formed in 2004 under the General Corporation Law of Maryland for the purpose of investing in and owning real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, including but not limited to Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), except where the context otherwise requires.

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

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated within our condensed consolidated financial statements and owns four properties (the “JV Properties”) with another partially owned subsidiary. As of March 31, 2022 and December 31, 2021, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2022 and December 31, 2021, we have a 10%interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2022 and December 31, 2021, we have a 35%interest in the Fantasia JV which owns one property at March 31, 2022 and owned two properties at December 31, 2021.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2022 and December 31, 2021, we have a 20%interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2022 and December 31, 2021, we have a 10%interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2022 and December 31, 2021, we have a 10%interest in the FPH JV which owns six properties.

Indiana JV– Equity-Method Investment

In June 2021, we sold our 15% equity interest in the Indiana joint venture (the “Indiana JV”) for approximately $5.4 million. See Note 5 for further information.

As of December 31, 2021, we have a 0% interest in the Indiana JV.

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC (“SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia JV, Fantasia II JV, Fantasia III JV, and FPH JV, and the Indiana JV prior to the sale of our equity interest on June 11, 2021 (collectively, our “Equity-Method Investments”), and provide management services in exchange for fees and reimbursements. All asset management fees earned by us are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS. See Notes 5 and 7 for further information.

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022. In addition, refer to our revenue recognition note below related to our resident fees and services.

The accompanying condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2021 consolidated financial statements and contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2021 have been omitted in this report.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$13,705,000	$10,488,000
Restricted cash	2,696,000	2,673,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$16,401,000	$13,161,000

Coronavirus (COVID-19)

The world was, and continues to be, impacted by the COVID-19 pandemic. The healthcare industry was among those most adversely affected by the COVID-19 pandemic. During 2021 and 2020 and continuing into 2022, two of our tenants experienced a material adverse effect on their operations related to COVID-19, which affected their ability to make their rent payments in 2021 (see Note 3 for further information on its impact on us).

The extent to which COVID-19 could continue to impact our business, cash flow and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the rate of public acceptance and usage of vaccines and the effectiveness of vaccines in limiting the spread of COVID-19 and its variants, resurgences of COVID-19 and, in particular, new and more contagious and/or vaccine resistant variants, actions taken to contain the spread of COVID-19 and how quickly and to what extent normal economic and operating conditions can resume. The fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the demand for senior housing and skilled nursing and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity, including recording impairments, lease modifications and credit losses in future periods.

Reclassification of Intangible Lease Assets

The following table provides a reconciliation for the reclassification of our intangible lease assets as of December 31, 2021 in our consolidated balance sheets to conform to the presentation as of March 31, 2022:

	As previously reported	Increase (decrease)	As reclassified
Real estate assets, net	$192,862,000	$(13,760,000)	$179,102,000
Intangible lease assets, net	$—	$14,687,000	$14,687,000
Other assets, net	$1,349,000	$(927,000)	$422,000
Total assets	$219,126,000	$—	$219,126,000

The intangible lease assets related to our prior acquisitions in 2021 were reclassified from real estate properties, net and other assets, net  into a separate line item as of March 31, 2022. The result of this reclassification did not have any effect on our total assets, liabilities, accumulated deficit, net loss or statements of cash flows.

Revenue Recognition - Resident Fees and Services

We recognize resident fees and services revenue at the amount that we expect to be entitled to in exchange for providing resident care and services. Resident fees are recognized and billed monthly based on the contracted rate in the resident lease agreements and the reimbursements from Medicaid are based on contracted reimbursement rates. These amounts are paid directly from the residents and/or third-party payors (currently only Medicaid). Revenue is recognized as performance obligations are satisfied. Performance obligations are determined based on the nature of the services provided by us. The majority of resident fees and services is attributable to the portion of the base monthly lease fee in the resident lease agreement. The Company has elected the lessor practical expedient within ASC 842, Leases (“ASC 842”) and recognizes the resident fee revenue based upon the predominant component, either the lease or non-lease component, of the contracts. The Company has determined that the lease component is the predominant component and the services included under the resident agreements have the same timing and pattern of transfer and are performance obligations that are satisfied over time. Resident services consist of care level services and certain other ancillary services (i.e., housekeeping, laundry, etc.). These services are provided and paid for in addition to the standard fees included in each resident lease (i.e., room and board, standard meals, etc.).

Laws and regulations concerning government programs, including Medicare and Medicaid, are complex and subject to varying interpretation. As a result of investigations by governmental agencies, various healthcare organizations have received requests for information and notices regarding alleged noncompliance with those laws and regulations, which, in some instances, have resulted in organizations entering into significant settlement agreements. Compliance with such laws and regulations may also be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and potential exclusion from the related programs. There can be no assurance that regulatory authorities will not challenge our compliance with these laws and regulations, and it is not possible to determine the impact (if any) such claims or penalties would have upon us.

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews and investigation.

3. Investments in Real Estate Properties

As of March 31, 2022 and December 31, 2021, our investments in real estate properties including those held by our consolidated subsidiaries (excluding the 35 properties owned by our unconsolidated Equity-Method Investments) are set forth below:

	March 31,	December 31,
	2022	2021
Land	$15,565,000	$15,565,000
Buildings and improvements	166,989,000	166,989,000
Less: accumulated depreciation	(12,546,000)	(11,395,000)
Buildings and improvements, net	154,443,000	155,594,000
Furniture and fixtures	12,137,000	12,137,000
Less: accumulated depreciation	(4,626,000)	(4,194,000)
Furniture and fixtures, net	7,511,000	7,943,000
Real estate properties, net	$177,519,000	$179,102,000

For the three months ended March 31, 2022 and 2021, depreciation and amortization expense (excluding lease intangibles amortization and leasing commission amortization) was approximately $1.6 million and $0.4 million, respectively.

As of March 31, 2022, our portfolio consisted of 18 real estate properties, 17 of which were 100% leased to the tenants of the related facilities. The remaining property is leased to an affiliated subsidiary (see below under Pennington Gardens Operations LLC).

During 2021, our tenants for the Pennington Gardens and Sundial Assisted Living facilities experienced a material adverse effect on their operations related to COVID-19 and other operator issues that affected their ability to make their rent payments in 2022 and 2021.  As a result, we experienced the following impacts:

Pennington Gardens Operations LLC

In March 2021, under a receivership, we began recording rent payments on a cash basis for our Pennington Gardens facility and wrote off the remaining straight-line rent receivable of $0.4 million. In October 2021, we reached an agreement with the tenant to terminate the lease. We notified the lender and the U.S. Department of Housing and Urban Development (“HUD”) and requested emergency approval to change the operator and terminate the lease.

On February 3, 2022, the current receiver, who was acting as the operator, received the license to be the licensed operator. As such, on February 10, 2022, the tenant’s lease was terminated, and we received $0.2 million from the tenant as part of the settlement agreement which was recorded in total rental revenues in the condensed consolidated statements of operations for the three months ended March 31, 2022. Concurrently, we entered into a new lease agreement with Pennington Gardens Operations LLC, the newly formed operating company for Pennington Gardens, which is a wholly owned subsidiary of SHOP TRS LLC, a recently formed wholly-owned taxable REIT subsidiary of Summit. As such, the operations of Pennington Gardens are consolidated in our financial statements beginning February 11, 2022, and all intercompany transactions have been eliminated. For the three months ended March 31, 2022, revenues from Pennington Gardens Operations are recorded under resident fees and services and costs are recorded under resident costs in the condensed consolidated statements of operations.

Sundial Operations LLC

For our Sundial Assisted Living facility in Redding, California, in October 2021, we reached an agreement with the tenant to terminate the lease, and we are currently requesting approval from HUD to terminate the lease and install a new licensed operator/manager. Once approved by HUD, the lease will be terminated and the operations of Sundial Assisted Living will be consolidated in our financial statements. Beginning in June 2021, we recorded rent payments on a cash basis and in May 2021, wrote off the remaining straight-line rent receivable of $0.1 million.

The following table provides summary information regarding our portfolio (excluding the 35 properties owned by our unconsolidated Equity-Method Investments and the $12.75 million loan from Oxford Finance, LLC (“Oxford”) (see Note 4) with Summit Georgia Holdings LLC, our wholly-owned subsidiary) as of March 31, 2022:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,127,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,621,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	11,487,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	6,037,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,699,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,726,000
Pennington Gardens (2)	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,156,000
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	10,715,000	8,014,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	4,780,000	3,575,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	4,560,000	3,411,000
Calhoun Health Center	Calhoun, GA	December 30, 2021	SNF	7,670,000	6,549,000
Maple Ridge Health Care Center	Cartersville, GA	December 30, 2021	SNF	13,548,000	11,568,000
Chatsworth Health Care Center	Chatsworth, GA	December 30, 2021	SNF	29,785,000	25,432,000
East Lake Arbor	Decatur, GA	December 30, 2021	SNF	15,640,000	13,354,000
Fairburn Health Care Center	Fairburn, GA	December 30, 2021	SNF	14,644,000	12,503,000
Grandview Health Care Center	Jasper, GA	December 30, 2021	SNF	10,061,000	8,591,000
Rosemont at Stone Mountain	Stone Mountain, GA	December 30, 2021	SNF	23,908,000	20,414,000
Willowwood Nursing Center & Rehab	Flowery Branch, GA	December 30, 2021	SNF	14,744,000	12,589,000
Total:				$207,320,000	$171,853,000
(1)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

(2)	See above under Pennington Gardens Operations LLC.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the 35 properties owned by our unconsolidated Equity-Method Investments and the intercompany lease between our wholly-owned subsidiaries, Summit Chandler LLC and Pennington Gardens Operations LLC) as of March 31, 2022, for the period from April 1, 2022 to December 31, 2022 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
April 1, 2022 to December 31, 2022	$13,281,000
2023	17,983,000
2024	18,272,000
2025	18,566,000
2026	18,865,000
Thereafter	165,462,000
$252,429,000

2022 Acquisitions

None.

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

GA8 Properties

On December 30, 2021, through Summit Georgia Holdings LLC, our wholly-owned subsidiary, we acquired eight skilled nursing facilities located in Georgia (collectively, the “GA8 Properties”), for the total purchase price of $130,000,000, which was funded through cash on hand plus the proceeds from the loans described in Note 4. The GA8 Properties are leased to eight tenants under eight separate 15-year triple net leases, each of which has two five-year renewal options.

Leasing Commissions

As a self-managed REIT, we have not paid leasing commissions since 2013. Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of March 31, 2022 and December 31, 2021, total costs incurred were $1.1 million, and the unamortized balance of capitalized leasing commissions was approximately $0.4 million and $0.5 million, respectively. Amortization expense for each of the three months ended March 31, 2022 and 2021 was approximately $17,000.

4. Loans Payable

As of March 31, 2022 and December 31, 2021, our loans payable consisted of the following:

	March 31, 2022	December 31, 2021
Loans payable to Lument (formerly ORIX Real Estate Capital, LLC) (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and as of March 31, 2022 and December 31, 2021, collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial and Friendship Haven.	$35,697,000	$35,934,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	10,156,000	10,194,000

Loan payable to CIBC Bank, USA in monthly installments of approximately of $65,000 interest only through July 2022 at LIBOR (with a floor of 1%) plus 4% (5% at March 31, 2022 and December 31, 2021), due in July 2024, and as of December 31, 2021, collateralized by Yucaipa Hill Post Acute, Creekside Post Acute and University Post Acute.	15,000,000	15,000,000

Loan payable to CIBC Bank, USA in monthly installments of approximately $314,000 (interest only through December 2023) at SOFR plus 3.50% with a SOFR floor of 0.5%, (4% at March 31, 2022 and December 31, 2021), due in December 2024, and as of March 31, 2022 and December 31, 2021, collateralized by Calhoun Health Center, Maple Ridge Health Care Center, Chatsworth Health Care Center, East Lake Arbor, Fairburn Health Care Center, Grandview Health Care Center, Rosemont at Stone Mountain, and Willowwood Nursing Center & Rehab.	91,000,000	91,000,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $207,000 (interest only through maturity), at LIBOR (with a floor of 1%) plus 11% (12% at March 31, 2022 and December 31, 2021) due in March 2025, collateralized in second position by Calhoun Health Center, Maple Ridge Health Care Center, Chatsworth Health Care Center, East Lake Arbor, Fairburn Health Care Center, Grandview Health Care Center, Rosemont at Stone Mountain, and Willowwood Nursing Center & Rehab.	20,000,000	20,000,000

Mezzanine Loan payable to Oxford Finance, LLC in monthly installments of approximately $132,000 (interest only through maturity), at LIBOR (with a floor of 1%) plus 11% (12% at March 31, 2022 and December 31, 2021) due in December 2026, secured by the equity interests of our wholly-owned subsidiary, Summit Georgia Holdings LLC, the parent holding company for the GA8 Properties.	12,750,000	12,750,000
	184,603,000	184,878,000
Less debt issuance costs	(4,281,000)	(4,508,000)
Total loans payable	$180,322,000	$180,370,000

As of March 31, 2022, we have total debt obligations of approximately $184.6 million that will mature between 2024 and 2055. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of March 31, 2022, we were in compliance with all of our debt covenants.

During the three months ended March 31, 2022 and 2021, we incurred approximately $2.6 million and $0.5 million of interest expense, respectively (excluding debt issuance costs amortization and interest expense related to the Oxford mezzanine loan as noted below (“Oxford Monthly Fee”), related to our loans payable.

In connection with our loans payable, we incurred debt issuance costs. As of March 31, 2022 and December 31, 2021, the unamortized balance of the debt issuance costs was approximately $4.3 million and $4.5 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended March 31, 2022 and 2021, $0.2 million and $18,000, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.During the three months ended March 31, 2022, we incurred approximately $0.2 million of interest expense related to the Oxford Monthly Fee and is included in interest expense in our condensed consolidated statements of operations.

The principal payments due on the loans payable (excluding debt issuance costs) for the period from April 1, 2022 to December 31, 2022 and for each of the four following years and thereafter ending December 31 are as follows:

Principal
Years Ending	Amount
April 1, 2022 to December 31, 2022	$994,000
2023	1,475,000
2024	106,731,000
2025	21,246,000
2026	14,042,000
Thereafter	40,115,000
$184,603,000

The following information notes our recent loan activity:

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

On December 30, 2021, we entered into a loan agreement with CIBC for $91.0 million in principal amount. The loan bears interest at the SOFR plus 3.50% with a SOFR floor of 50 basis points, or the bank’s base rate plus 0.75% (with a minimum of 4.0%), and matures on December 30, 2024. The loan is interest-only for two years and then requires additional monthly installments of principal that are held by the lender in a cash loan guarantee fund until maturity. The loan may be prepaid at any time with no penalty if the GA8 Properties are refinanced through HUD, otherwise we would be required to pay an a prepayment premium equal to three percent (3%), two percent (2%) and one percent (1%) of the amount of the outstanding principal balance of the Loan prepaid if such prepayment occurs on or prior to the first (1st), second (2nd) and third (3rd) year anniversary of the closing date, respectively. In the event the Company sells or transfers one or more of the GA8 Properties, we would be required to pay an exit fee equal to (i) one-half of one percent (0.5%) of the amount of the outstanding principal balance of the Loan if such sale or transfer occurs on or prior to the second (2nd) year anniversary of the Closing Date; and (ii) zero percent (0%) if such sale or transfer occurs after the second (2nd) year anniversary of the Closing Date.

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

5. Equity-Method Investments

As of March 31, 2022 and December 31, 2021, the balances of our Equity-Method Investments were approximately $8.3 million and $7.9 million, respectively, and are as follows:

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

As of March 31, 2022 and December 31, 2021, the balance of our equity-method investment related to the SUL JV was approximately $2.8 million and $2.9 million, respectively.

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

As of March 31, 2022 and December 31, 2021, the balance of our equity-method investment related to the Fantasia JV was approximately $2.4 million and $2.0 million, respectively.

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

As of March 31, 2022 and December 31, 2021, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.3 million and $1.3 million, respectively.

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

As of March 31, 2022 and December 31, 2021, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.5 million and $1.5 million, respectively.

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

As of March 31, 2022 and December 31, 2021, the balance of our equity-method investment related to the FPH JV was approximately $0.3 million and $0.2 million, respectively.

Indiana JV

In June 2021, we sold our 15% interest in the Indiana JV for approximately $5.4 million in cash.

As of December 31, 2021, we have a 0% interest in the Indiana JV.

Summarized Financial Data for Equity-Method Investments

Our Equity-Method Investments are significant equity-method investments in the aggregate.

The results of operations of our Equity-Method Investments for the three months ended March 31, 2022 are summarized below:

		Fantasia	Fantasia	Fantasia	FPH	Combined
	SUL JV	JV	II JV	III JV	JV	Total
Revenue	$5,195,000	$729,000	$716,000	$2,062,000	$898,000	$9,600,000
Income from operations	$1,598,000	$1,172,000	$490,000	$971,000	$420,000	$4,651,000
Net income	$447,000	$1,076,000	$260,000	$477,000	$1,211,000	$3,471,000
Summit interest in Equity-Method Investments net income	$45,000	$376,000	$52,000	$48,000	$121,000	$642,000

The results of operations of our Equity-Method Investments for the three months ended March 31, 2021 are summarized below:

		Fantasia	Fantasia	Fantasia	FPH		Combined
	SUL JV	JV	II JV	III JV	JV	Indiana JV	Total
Revenue	$5,176,000	$929,000	$921,000	$2,056,000	$890,000	$(572,000) (1)	$9,400,000
Income (loss) from operations	$1,547,000	$71,000	$485,000	$1,037,000	$421,000	$(1,646,000)	$1,915,000
Net income (loss)	$178,000	$288,000	$249,000	$514,000	$847,000	$(3,598,000)	$(1,522,000)
Summit interest in Equity-Method Investments net income (loss)	$18,000	$100,000	$50,000	$52,000	$85,000	$(540,000)	$(235,000)
(1)	This amount has been revised to reflect the revenues of the Indiana JV prior to the sale of our 15% interest, which includes $0.8 million in above-market lease amortization and $0.2 million in interest income. There was no impact on the loss allocated to the Company as a result of this revision.

Distributions from Equity-Method Investments

As of March 31, 2022 and December 31, 2021, we have distributions receivable, which are included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	March 31,	December 31,
	2022	2021
SUL JV	$259,000	$273,000
Fantasia JV	235,000	205,000
Fantasia II JV	55,000	54,000
Fantasia III JV	—	22,000
FPH JV	28,000	28,000
Total	$577,000	$582,000

For the three months ended March 31, 2022 and 2021, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
		Cash Flow	Cash Flow		Cash Flow	Cash Flow
	Total Cash	from	from	Total Cash	from	from
	Distributions	Operating	Investing	Distributions	Operating	Investing
	Received	Activities	Activities	Received	Activities	Activities
SUL JV	$152,000	$44,000	$108,000	$336,000	$18,000	$318,000
Fantasia JV	—	—	—	—	—	—
Fantasia II JV	77,000	52,000	25,000	73,000	50,000	23,000
Fantasia III JV	44,000	44,000	—	123,000	51,000	72,000
FPH JV	41,000	41,000	—	38,000	38,000	—
Total	$314,000	$181,000	$133,000	$570,000	$157,000	$413,000

Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in those agreements. For each of the three months ended March 31, 2022 and 2021, we recorded approximately $0.2 million and $0.3 million,respectively, in asset management fees from our Equity-Method Investments (see Note 7).

6. Receivables

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	March 31,	December 31,
	2022	2021
Straight-line rent receivables	$2,769,000	$2,395,000
Distribution receivables from Equity-Method Investments	577,000	582,000
Asset management fees	213,000	323,000
Other receivables	193,000	86,000
Total	$3,752,000	$3,386,000

7. Related Party Transactions

Equity-Method Investments

See Notes 5 and 6 for further discussion of distributions and asset management fees related to our Equity-Method Investments.

8. Intangible Lease Assets

Intangible lease assets as of March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
In-place leases	$13,778,000	$13,778,000
Less: accumulated amortization	(247,000)	(18,000)
In-place leases, net	13,531,000	13,760,000
Above-market leases	959,000	959,000
Less: accumulated amortization	(48,000)	(32,000)
Above-market leases, net	911,000	927,000
Total intangible lease assets, net	$14,442,000	$14,687,000

For the three months ended March 31, 2022, amortization expense for intangible lease assets was approximately $0.2 million, of which approximately $16,000 relates to the amortization of above market leases which is included within rental revenues in the accompanying condensed consolidated statements of operations.

Expected future amortization of the intangible lease assets as of March 31, 2022, for the period from April 1, 2022 to December 31, 2022 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending December 31,
April 1, 2022 to December 31, 2022	$735,000
2023	980,000
2024	980,000
2025	980,000
2026	980,000
Thereafter	9,787,000
$14,442,000

9. Concentration of Risk

Our cash is generally invested in short-term money market instruments. As of March 31, 2022, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of March 31, 2022, we owned eight properties in Georgia, four properties in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 35 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended March 31, 2022, we leased our 18 real estate properties to 16 different tenants under long-term triple net leases, and three of the 16 tenants each represented more than 10% of our rental revenue. For the three months ended March 31, 2021, we leased our seven real estate properties to five different tenants under long-term triple net leases, and four of the five tenants each represented more than 10% of our rental revenue.

As of March 31, 2022, our GA8 Properties are considered to be a significant asset concentration as the aggregate net assets of the GA8 Properties were greater than 20% of our total assets due to cross-default provisions in the leases.

10. Fair Value Measurements of Financial Instruments

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, tenant and other receivables, certain other assets, accounts payable and accrued liabilities, security deposits and loans payable. With the exception of the loans payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of March 31, 2022 and December 31, 2021, the fair value of loans payable was $177.1 million and $177.3 million, compared to the principal balance (excluding debt discount) of $184.6 million and $184.9 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of March 31, 2022, we utilized discount rates ranging from 4.0% to 12.0% and a weighted average discount rate of 6.0%. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the three months ended March 31, 2022 and 2021.

At March 31, 2022 and December 31, 2021, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

11. Commitments and Contingencies

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

12. Equity

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

The following table summarizes our stock options as of March 31, 2022:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2022	1,867,908	$2.09
Granted	—
Exercised	—
Cancelled/forfeited	—
Options outstanding at March 31, 2022	1,867,908	$2.09	5.56	$1,597,000

Options exercisable at March 31, 2022	1,855,963	$2.08	5.55	$1,588,000

For our outstanding non-vested options as of March 31, 2022, the weighted average grant date fair value per share was $0.57. As of March 31, 2022, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
April 1, 2022 to December 31, 2022	$6,000
2023	1,000
$7,000

The stock-based compensation expense reported for the three months ended March 31, 2022 and 2021 was approximately $8,000 and $36,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

13. Subsequent Events

Office lease

On April 1, 2022, we entered into a temporary space license agreement (“Temporary License”) and a standard office lease (“New Lease”) with Lakehills CM-CG LLC.

The Temporary License, for space located in Laguna Hills, California, begins on April 22, 2022 and expires on the date we move out of such temporary office space or five (5) days after the substantial completion of certain tenant improvements in the office space subject to the New Lease, but in no event later than March 31, 2023. We are entitled to use such office space at no cost during the term of the Temporary License.

Concurrent with the execution of the Temporary License, we entered into the New Lease which begins on or about November 1, 2022 for a period of sixty-six (66) months, with a five-year renewal option. The office space subject to the New Lease is also located in Laguna Hills, California. The New Lease provides for the abatement of the base rent for the second full calendar month through the seventh full calendar month of the lease term. The initial annual base rent is $204,399 and increases three percent (3%) each year on the anniversary date of the commencement of the New Lease.

Stock Options

On April 1, 2022, we granted 81,000 stock options to our non-executive employees under our Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan (“Incentive Plan”). The stock options vest monthly beginning on May 1, 2022 and continuing over a three-year period through April 1, 2025. The options expire 10 years from the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to numerous risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022.

Overview

As of March 31, 2022, our ownership interests in our 18 real estate properties of senior housing facilities was as follows: 100% ownership of 14 properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds one property, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, and a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

Our revenues are comprised largely of tenant rental income from our 18 real estate properties, including rents reported on a straight-line basis over the initial term of each tenant lease, and asset management fees resulting from our Equity-Method Investments. We also receive cash distributions from our Equity-Method Investments, which are included in net cash provided by operating activities and net cash provided by investing activities in our condensed consolidated statements of cash flows. Our growth depends, in part, on our ability to continue to raise joint venture equity or other equity, acquire new healthcare properties at attractive prices, negotiate long-term tenant leases with sustainable rental rate escalation terms and control our expenses. Our operations are impacted by property-specific, market-specific, general economic, regulatory and other conditions.

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

Coronavirus (COVID-19)

The world was, and continues to be, impacted by the COVID-19 pandemic. The healthcare industry was among those most adversely affected by the COVID-19 pandemic. During 2021 and 2020 and continuing into 2022, two of our tenants experienced a material adverse effect on their operations related to COVID-19, and that affected their ability to make their rent payments in 2021 (see Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements for further information on its impact to us). The extent to which COVID-19 could continue to impact our business, cash flow and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the rate of public acceptance and usage of vaccines and the effectiveness of vaccines in limiting the spread of COVID-19 and its variants, resurgences of COVID-19 and, in particular, new and more contagious and/or vaccine resistant variants, actions taken to contain the spread of COVID-19 and how quickly and to what extent normal economic and operating conditions can resume.

Summit Portfolio Properties

On July 2, 2021, we acquired three properties in California (the “CA3 Properties”) for approximately $20.1 million. See Notes 3 and 4 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding the purchase price and associated financing arrangements.

On December 30, 2021, we acquired eight properties in Georgia (the “GA8 Properties”) for approximately $130.0 million. See Notes 3 and 4 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding the purchase price and associated financing arrangements.

The following table provides summary information (excluding the 35 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of March 31, 2022:

			Square	Purchase
	Properties	Beds	Footage	Price
SNF	15	1,354	406,135	$181,795,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	18	1,575	542,900	$207,320,000

					2022
					Lease
Property	Location	Date Purchased	Type	Beds	Revenue (1)
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$123,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	131,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	353,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	242,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	191,000
Sundial Assisted Living (2)	Redding, CA	December 18, 2013	AL	65	—
Pennington Gardens (2)	Chandler, AZ	July 17, 2017	AL/MC	90	—
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	82	266,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	59	119,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	50	113,000
Calhoun Health Center	Calhoun, GA	December 30, 2021	SNF	100	120,000
Maple Ridge Health Care Center	Cartersville, GA	December 30, 2021	SNF	74	474,000
Chatsworth Health Care Center	Chatsworth, GA	December 30, 2021	SNF	120	865,000
East Lake Arbor	Decatur, GA	December 30, 2021	SNF	103	226,000
Fairburn Health Care Center	Fairburn, GA	December 30, 2021	SNF	120	362,000
Grandview Health Care Center	Jasper, GA	December 30, 2021	SNF	60	266,000
Rosemont at Stone Mountain	Stone Mountain, GA	December 30, 2021	SNF	149	684,000
Willowwood Nursing Center & Rehab	Flowery Branch, GA	December 30, 2021	SNF	100	258,000
Total				1,575
(1)	Represents year-to-date rental revenue based on in-place leases, including straight-line rent, through March 31, 2022 and excluding $0.6 million in tenant reimbursement revenue, $0.02 million in above-market lease amortization and $0.2 million in revenue related to the settlement for the termination of the Pennington Gardens lease.

(2)	See Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements for further information on these two properties. Rents due under the Pennington Gardens Operations lease is eliminated in consolidation.

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

A summary of the condensed combined financial data for the balance sheets and statements of income for all unconsolidated Equity-Method Investments are as follows (see below under Indiana JV for information regarding the sale of our equity interest in the Indiana JV on June 11, 2021 and see Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements; accordingly, the financial information for the Indiana JV is not included in the March 31, 2022 or December 31, 2021 condensed combined balance sheet and for the three months ended March 31, 2021 condensed combined statement of income below):

	March 31,	December 31,
Condensed Combined Balance Sheets:	2022	2021
Total Assets	$270,873,000	$286,572,000
Total Liabilities	$196,692,000	$213,812,000
Members Equity:
Summit	$8,419,000	$8,017,000
JV Partners	$65,762,000	$64,743,000
Total Members Equity	$74,181,000	$72,760,000

	Three Months Ended	Three Months Ended
	March 31,	March 31,
Condensed Combined Statements of Income:	2022	2021
Total revenue:	$9,600,000	$9,972,000
Income from operations	$4,651,000	$3,561,000
Net income	$3,471,000	$2,076,000

Summit equity interest in Equity-Method Investments net income	$642,000	$305,000
JV Partners interest in Equity-Method Investments net income	$2,829,000	$1,771,000

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

The following reconciles our 10% equity investment in the SUL JV from inception through March 31, 2022:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,076,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	1,186,000
Riverglen (New Hampshire) – April 2016	424,000
Delaware Properties – September 2016	1,846,000
Total investments	5,369,000
Income from equity-method investee	1,616,000
Distributions	(4,224,000)
Total investment at March 31, 2022	$2,761,000

A summary of the condensed consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

	March 31,	December 31,
Condensed Consolidated Balance Sheets of SUL JV:	2022	2021
Real estate properties and intangibles, net	$124,187,000	$125,183,000
Cash and cash equivalents	4,714,000	4,929,000
Other assets	13,697,000	14,322,000
Total Assets:	$142,598,000	$144,434,000

Loans payable, net	$97,909,000	$98,432,000
Other liabilities	8,051,000	8,463,000
Members’ equity:
Best Years	33,761,000	34,568,000
Summit	2,877,000	2,971,000
Total Liabilities and Members’ Equity	$142,598,000	$144,434,000

	Three Months Ended	Three Months Ended
	March 31,	March 31,
Condensed Consolidated Statements of Income of SUL JV:	2022	2021
Total revenue	$5,195,000	$5,176,000
Property operating expenses	(2,476,000)	(2,255,000)
Net operating income	2,719,000	2,921,000
General and administrative expense	(101,000)	(100,000)
Depreciation and amortization expense	(1,020,000)	(1,274,000)
Income from operations	1,598,000	1,547,000
Interest expense	(1,104,000)	(1,159,000)
Amortization of deferred financing costs	(49,000)	(53,000)
Interest income	1,000	1,000
Other income and expense	1,000	(158,000)
Net income	$447,000	$178,000

Summit equity interest in SUL JV net income	$45,000	$18,000

As of March 31, 2022, the 17 properties held by SUL JV, our unconsolidated 10% equity-method investment, of which 11 are 100% leased on a triple net basis and six are operated directly, are as follows:

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

Equity-Method Partner – Fantasia Investment III LLC

In 2016 and 2017, through our Operating Partnership, we entered into three separate limited liability company agreements (collectively, the “Fantasia Agreements”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed three separate companies, Summit Fantasia Holdings, LLC (“Fantasia I”), Summit Fantasia Holdings II, LLC (“Fantasia II”) and Summit Fantasia Holdings III, LLC (“Fantasia III”) (collectively, the “Fantasia JVs”). The Fantasia JVs are not consolidated in our condensed consolidated financial statements and are accounted for under the equity-method in our condensed consolidated financial statements. Through the Fantasia JVs: we own a 35% interest in one senior housing facility located in California (in March 2022, we sold one facility located in Oregon); a 20% interest in two skilled nursing facilities located in Rhode Island; and a 10% interest in nine skilled nursing facilities located in Connecticut.

The following reconciles our equity investments in the Fantasia JVs from inception through March 31, 2022:

Summit Fantasia Holdings, LLC – October 2016	$2,593,000
Summit Fantasia Holdings II, LLC – February 2017	1,923,000
Summit Fantasia Holdings III, LLC – August 2017	1,954,000
Total investment	6,470,000
Income from Fantasia JVs	2,014,000
Distributions	(3,281,000)
Total Fantasia investments at March 31, 2022	$5,203,000

A summary of the condensed combined financial data for the balance sheets and statements of income for the unconsolidated Fantasia JVs, of which we own a 10% to 35% equity interest, is as follows:

	March 31,	December 31,
Condensed Combined Balance Sheets of Fantasia JVs:	2022	2021
Real estate properties, net	$88,290,000	$88,908,000
Cash and cash equivalents	5,037,000	8,135,000
Assets held for sale (1)	—	10,454,000
Other assets	7,171,000	6,834,000
Total Assets:	$100,498,000	$114,331,000

Loans payable, net	$62,199,000	$67,154,000
Liabilities held for sale (1)	—	7,537,000
Other liabilities	6,125,000	8,885,000
Members’ equity:
Fantasia JVs	26,971,000	25,967,000
Summit	5,203,000	4,788,000
Total Liabilities and Members’ Equity	$100,498,000	$114,331,000
(1)	In May 2021, the Fantasia I JV entered into an agreement to sell one of the properties in the Summit Fantasia Holdings, LLC equity-method investment; therefore, such property was accounted for as Held for Sale as of December 31, 2021. In March 2022, the property was sold for $11.0 million.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
Condensed Combined Statements of Income of Fantasia JVs:	2022	2021
Total revenue	$3,507,000	$3,906,000
Property operating expenses	(1,366,000)	(1,476,000)
Net operating income	2,141,000	2,430,000
General and administrative expense	(129,000)	(110,000)
Depreciation and amortization expense	(626,000)	(727,000)
Gain on sale of real estate	1,247,000	—
Income from operations	2,633,000	1,593,000
Interest expense	(800,000)	(893,000)
Amortization of debt issuance costs	(23,000)	(16,000)
Other income	3,000	367,000
Net income	$1,813,000	$1,051,000

Summit equity interest in Fantasia JVs net income	$476,000	$202,000

As of March 31, 2022, the 12 properties in Fantasia JVs, our unconsolidated equity-method investments, are all 100% leased on a triple net basis, and are as follows:

			Number of
Property	Location	Type	Beds
Sun Oak Assisted Living	Citrus Heights, CA	AL/MC	78
Trinity Health and Rehabilitation Center	Woonsocket, Rhode Island	SNF	185
Hebert Nursing Home	Smithfield, Rhode Island	SNF	133
Chelsea Place Care Center	Hartford, CT	SNF	234
Touchpoints at Manchester	Manchester, CT	SNF	131
Touchpoints at Farmington	Farmington, CT	SNF	105
Fresh River Healthcare	East Windsor, CT	SNF	140
Trinity Hill Care Center	Trinity Hill, CT	SNF	144
Touchpoints at Bloomfield	Bloomfield, CT	SNF	150
Westside Care Center	Westside, CT	SNF	162
Silver Springs Care Center	Meriden, CT	SNF	159
Touchpoints of Chestnut	Chestnut, CT	SNF	60
Total:			1,681

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

The following reconciles our equity investment in the FPH JV from inception through March 31, 2022:

Iowa properties – November 2017	$929,000
Total investment	929,000
Loss from equity-method investee	175,000
Distributions	(765,000)
Total FPH investment at March 31, 2022	$339,000

A summary of the condensed consolidated financial data for the balance sheets and statements of operations for the unconsolidated FPH JV is as follows:

Condensed Consolidated Balance Sheets of FPH JV:	March 31, 2022	December 31, 2021
Real estate properties, net	$24,533,000	$24,840,000
Cash and cash equivalents	1,623,000	1,650,000
Other assets	1,621,000	1,317,000
Total Assets:	$27,777,000	$27,807,000

Loans payable, net	$20,650,000	$20,764,000
Other liabilities	1,758,000	2,577,000
Members’ equity:
Fantasia JVs	5,030,000	4,207,000
Summit	339,000	259,000
Total Liabilities and Members’ Equity	$27,777,000	$27,807,000

	Three Months Ended	Three Months Ended
	March 31,	March 31,
Condensed Consolidated Statements of Operations of FPH JV:	2022	2021
Total revenue	$898,000	$890,000
Property operating expenses	(134,000)	(125,000)
Net operating income	764,000	765,000
General and administrative expense	(37,000)	(37,000)
Depreciation and amortization expense	(307,000)	(307,000)
Income from operations	420,000	421,000
Interest expense	(243,000)	(251,000)
Amortization of debt issuance costs	(15,000)	(15,000)
Other income and expense	1,049,000	692,000
Net income	$1,211,000	$847,000

Summit equity interest in FPH JV net income	$121,000	$85,000

As of March 31, 2022, the six properties of our unconsolidated equity-method investments in FPH JV, all of which are 100% leased on a triple net basis, are as follows:

			Number of
Property	Location	Type	Beds
Accura Healthcare of Bancroft	Bancroft, Iowa	SNF/AL	46
Accura Healthcare of Milford	Milford, Iowa	SNF/AL	94
Accura Healthcare of Carroll	Carroll, Iowa	SNF/IL	98
Accura Healthcare of Cresco	Cresco, Iowa	SNF	46
Accura Healthcare of Marshalltown	Marshalltown, Iowa	SNF	84
Accura Healthcare of Spirit Lake	Spirit Lake, Iowa	SNF	85
Total:			453

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

Distributions from Equity-Method Investments

For the three months ended March 31, 2022 and 2021, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Three Months Ended March 31,
	2022	2021
Distributions	$310,000	$366,000

Cash received for distributions	$314,000	$570,000

Asset Management Fees

We serve as the manager or operating member (collectively, the manager) of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an annual asset management fee for managing the properties owned by our Equity-Method Investments, as defined in the agreements. For each of the three months ended March 31, 2022 and 2021, we recorded approximately $0.2 million and $0.3 million, respectively, in asset management fees from our Equity-Method Investments.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022 except for the additional revenue recognition – resident fees and services policy included in Note 2 to the accompanying Notes to Condensed Consolidated Financial Statements.

Results of Operations

Our results of operations are described below:

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended
	March 31,
	2022	2021	$ Change
Total rental revenues	$5,541,000	$924,000	$4,617,000
Resident fees and services income	408,000	—	408,000
Property operating and resident costs	(1,148,000)	(220,000)	(928,000)
Net operating income (1)	4,801,000	704,000	4,097,000
Asset management fees	165,000	329,000	(164,000)
Interest income from notes receivable	—	9,000	(9,000)
General and administrative	(1,048,000)	(1,631,000)	583,000
Depreciation and amortization	(1,837,000)	(399,000)	(1,438,000)
Income (loss) from equity-method investees	642,000	(235,000)	877,000
Other income	2,000	5,000	(3,000)
Interest expense	(3,031,000)	(522,000)	(2,509,000)
Net loss	(306,000)	(1,740,000)	1,434,000
Noncontrolling interests’ share in (income)	(19,000)	(18,000)	(1,000)
Net loss applicable to common stockholders	$(325,000)	$(1,758,000)	$1,433,000
(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident fees and service income less property operating and resident costs. NOI excludes asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, other income, and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from Pennington Gardens Operations. Property operating and resident costs include insurance, property taxes, resident costs related to Pennington Gardens Operations of $0.4 million and other operating expenses. Net operating income increased approximately $4.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to CA3 and GA8 acquisitions in July and December 2021, respectively.

Asset management fees decreased approximately $0.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to the sale of the Indiana JV in June 2021 (see Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements).

The net decrease in general and administrative expenses of $0.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily due to the write off of expenses associated with a terminated transaction of approximately $0.6 million in March 2021.

The net increase in depreciation and amortization of $1.4 million and interest expense of $2.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily due to CA3 and GA8 acquisitions in July and December 2021.

The net change of approximately $0.9 million from loss to income from our equity-method investments for the three months ended March 31, 2022 is primarily due to the sale of the property in the Fantasia I JV (resulting in income from the Fantasia I JV of approximately $0.4 million for the three months ended March 31, 2022 versus income for the three months ended March 31, 2021 of $0.1 million) plus additional income from our other Equity-Method Investments of approximately $0.1 million, offset by the net loss for three months ended March 31, 2021 related to the Indiana JV of $0.5 million versus no loss for the three months ended March 31, 2022 due to the sale of our interest in June 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $13.7 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

Going forward, we expect our primary sources of cash to be rental revenues, joint venture distributions, and asset management fees. In addition, we may increase cash through the sale of additional properties, which may result in the deconsolidation of properties we already own, or borrowing against currently-owned properties. For the foreseeable future, we expect our primary uses of cash to be for funding future acquisitions, investments in joint ventures, operating expenses, interest expense on outstanding indebtedness and the repayment of principal on loans payable. We may also incur expenditures for renovations of our existing properties, making our facilities more appealing in their market.

Seven of our debt obligations are long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans that mature between 2039 and 2055. The other debt obligations are short-term loans that mature in July 2024 through December 2026 with variable interest rates starting at 4% through 12% and based on the Secured Overnight Financing Rate (“SOFR”) or the bank’s base rate as documented in all of our loan agreements.

Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties.

Credit Facilities and Loan Agreements

As of March 31, 2022, we had debt obligations of approximately $184.6 million. The outstanding balance by lender is as follows (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding our refinancing arrangements):

●	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $10.1 million maturing September 2053
●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $35.7 million maturing from September 2039 through April 2055
●	CIBC Bank, USA - approximately $106.0 million maturing from July 2024 to December 2024
●	Oxford Finance LLC – approximately $32.8 million maturing from March 2025 to December 2026

Distributions

We made no stockholder distributions during the three months ended March 31, 2022.

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net loss applicable to common stockholders (GAAP)	$(325,000)	$(1,758,000)
Adjustments:
Depreciation and amortization	1,831,000	399,000
Depreciation and amortization related to non-controlling interests	(11,000)	(10,000)
Depreciation related to Equity-Method Investments	230,000	427,000 (1)
Gain on sale of property in Fantasia I (included in income from Equity-Method Investments)	(437,000)	—
Funds provided by (used in) operations (FFO) applicable to common stockholders	$1,288,000	$(942,000) (1)
Weighted-average number of common shares outstanding - basic and diluted	23,027,978	23,027,978
FFO per weighted average common shares - basic and diluted	$0.06	$(0.04)
(1)	Revised to exclude $0.1 million above-market lease amortization.

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

PART II — OTHER INFORMATION

Item 1.Legal Proceedings.

See Note 11 to the accompanying Notes to Condensed Consolidated Financial Statements for a summary of our material legal proceedings.

Item 1A.Risk Factors.

There have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021, except for the revision of the following Risk Factor:

Our properties expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could have a material adverse effect on us.

From time to time, circumstances may require one or more of our subsidiaries to hire a third-party manager to operate, like we did at Pennington Gardens, and/or become the licensed operator of a senior housing facility, rather than entering into a triple net lease with an independent tenant, although that is not our objective. Hiring a third-party manager to operate or becoming the licensed operator of a facility exposes us to additional operational risks, liabilities and claims that could increase our costs or adversely affect our ability to generate revenues, thereby reducing our profitability. These operational risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), increased cost of compliance, increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies in our operations and decreases in cash flow, which could have a material adverse effect on us. See Note 3 to the accompanying Notes to Consolidated Financial Statements for further information regarding financial issues for two of our tenants of our owned properties and the impact on us.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.
(b)	Not applicable.
(c)	During the three months ended March 31, 2022, we redeemed no shares pursuant to our stock repurchase program.

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

10.1

Temporary Space License Agreement between Lakehills CM-CG LLC, a Delaware limited liability company, as licensor, and Summit Healthcare REIT, Inc., as licensee, dated April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2022).

10.2

Standard Office lease between Lakehills CM-CG LLC, a Delaware limited liability company, as landlord, and Summit Healthcare REIT, Inc., as tenant, dated April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2022).

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

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Kent Eikanas
Date: May 12, 2022	Kent Eikanas
Chief Executive Officer
(Principal Executive Officer)

/s/ Elizabeth A. Pagliarini
Date: May 12, 2022	Elizabeth A. Pagliarini
Chief Financial Officer
(Principal Financial Officer)