Form 10-K/A
period 2021-12-31
Summit Healthcare REIT, Inc
filed 2022-08-26
CIK 1310383

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Summit Healthcare REIT, Inc. (“Summit”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022 (the “Original Form 10-K”), to include the audited financial statements of the significant asset concentration of the tenants of the eight properties in Georgia we acquired on December 30, 2021 (the “GA8 Tenants”). The GA8 Tenants lease the GA8 Properties from Summit pursuant to triple net leases which constitute a significant asset concentration as of December 31, 2021. The separate audited financial statements of the GA8 Tenants as of and for the years ended December 31, 2021 and 2020 are being filed as an amendment to the Original Form 10-K.

This Amendment amends and restates Part IV, Item 15 of the Original Form 10-K to include the audited combined financial statements of the GA8 Tenants as Exhibit 99.1 and the consent of Warren Averett as Exhibit 23.2. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are provided herewith.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K. Further, this Amendment does not change any previously reported financial results, nor does it reflect subsequent events occurring after the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and Summit’s other filings with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

Date: August 26, 2022	By:	/s/ Kent Eikanas
Kent Eikanas
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 26, 2022.

Name	Title

/s/ Kent Eikanas	Chief Executive Officer and Secretary
Kent Eikanas	(Principal Executive Officer)

/s/ Elizabeth A. Pagliarini	Chief Operating Officer, Chief Financial Officer, and Treasurer
Elizabeth A. Pagliarini	(Principal Financial Officer)

/s/ J. Steven Roush	Director
J. Steven Roush

/s/ Suzanne Koenig	Director
Suzanne Koenig

/s/ Kent Eikanas	Director
Kent Eikanas

EXHIBIT INDEX

Ex.	Description
3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)).
3.3	Articles of Amendment of Cornerstone Core Properties REIT, Inc. dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).
3.4	Second Articles of Amendment and Restatement of Articles of Incorporation of Cornerstone Core Properties REIT, Inc. dated June 30, 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 20, 2015).
4.1	Subscription Agreement (incorporated by reference to Appendix A to the prospectus included on Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-155640) filed on April 16, 2010 (“Post-Effective Amendment No. 2”)).
4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 14, 2004).
4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).
4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).
4.5	Description of the Registrant’s Common Stock (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2021).
10.1	Healthcare Facility Note (incorporated by reference to the form of such note on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2014).
10.2	Cornerstone Healthcare Partners LLC Operating Agreement dated June 11, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).
10.3	Limited Liability Company Agreement of Summit Union Life Holdings, LLC between Summit Healthcare Operating Partnership, LP and Best Years, LLC dated as of April 7, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2015).
10.4	Employment Agreement, dated as of September 23, 2015, between Kent Eikanas and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).
10.5	Employment Agreement, dated as of September 23, 2015, between Elizabeth Pagliarini and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 28, 2015).
10.6	Healthcare Facility Note with respect to HUD – insured loans between HP Aledo, LLC and Lancaster Pollard Mortgage Company, LLC dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2015).
10.7	Healthcare Regulatory Agreement – Borrower between HP Aledo, LLC and HUD dated October 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 9, 2015).
10.8	Second Amendment to Limited Liability Company Agreement of Summit Union Life Holdings, LLC dated as of December 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2015).
10.9	Agreement of Limited Partnership of Cornerstone Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-121238) filed on August 30, 2005).
10.10	Indemnification Agreement dated July 31, 2014 by and between the Company and Kent Eikanas (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2014).
10.11	Indemnification Agreement dated September 2, 2014 by and between the Company and Elizabeth Pagliarini (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2014).
10.12	Lease Agreement between CHP Portland, LLC, CHP Tigard, LLC and Sheridan Care Center LLC, and SNF Management, LLC dated September 1, 2014 (incorporated by reference on Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).
10.13	Amended and Restated Lease between CHP Friendswood SNF, LLC and Friendswood TRS, LLC dated January 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2018).
10.14	Amended and Restated Promissory Note between Friendswood TRS, LLC and Summit Healthcare Operating Partnership, L.P. dated January 1, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 5, 2018).
10.15	Healthcare Facility Note with respect to HUD – insured loans between Summit Chandler, LLC and Capital One Multifamily Finance, LLC, dated September 27, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2018).
10.16	Healthcare Regulatory Agreement – Borrower between Summit Chandler, LLC and HUD, dated September 27, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2018).
10.17	Amendment No. 2 to Employment Agreement, dated as of October 1, 2018, between Kent Eikanas and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2018).
10.18	Amendment No. 2 to Employment Agreement, dated as of October 1, 2018, between Elizabeth Pagliarini and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2018).
10.19	Healthcare Facility Note with respect to HUD – insured loans between CHP Friendswood, LLC and ORIX Real Estate Capital, LLC, dated April 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2020).
10.20	Healthcare Regulatory Agreement – Borrower between CHP Friendswood, LLC and HUD, dated April 1, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2020).
10.21	Term Loan and Security Agreement between Summit Creekside LLC, a Delaware limited liability company (“Creekside”), Summit Yucaipa LLC, a Delaware limited liability company (“Yucaipa”), and Summit Mentone LLC , as borrowers and CIBC Bank USA dated July 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2021).
10.22	Purchase and Sale Agreement between Summit Healthcare REIT, Inc. and Madison Creek Partners, LLC dated as of February 8, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 9, 2021).

10.23	Amended and Restated Employment Agreement dated October 19, 2021 by and between the Company and Kent Eikanas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on November 12, 2021).
10.24	Amended and Restated Employment Agreement dated October 19, 2021 by and between the Company and Elizabeth Pagliarini (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed on November 12, 2021).
10.25	Amendment to Purchase and Sale Agreement by and among Summit Healthcare REIT, Inc., GASTONE MOUNTAIN SNF HOLDINGS LLC, GAJASPER SNF HOLDINGS LLC, GADECATUR SNF HOLDINGS LLC, GAFAIRBURN SNF HOLDINGS LLC, GACHATSWORTH SNF HOLDINGS LLC, a Delaware limited liability, GACARTERSVILLE SNF HOLDINGS LLC, GACALHOUN SNF HOLDINGS LLC and 4595 CANTRELL ROAD, LLC, dated November 24, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2021).
10.26	Purchase and Sale Agreement by and among Summit Healthcare REIT, Inc., GASTONE MOUNTAIN SNF HOLDINGS LLC, GAJASPER SNF HOLDINGS LLC, GADECATUR SNF HOLDINGS LLC, GAFAIRBURN SNF HOLDINGS LLC, GACHATSWORTH SNF HOLDINGS LLC, a Delaware limited liability, GACARTERSVILLE SNF HOLDINGS LLC, GACALHOUN SNF HOLDINGS LLC, and 4595 CANTRELL ROAD, LLC, dated November 20, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 1, 2021).
10.27	Term Loan and Security Agreement between Summit Calhoun LLC, a Georgia limited liability company (“Calhoun”), Summit Cartersville LLC, a Georgia limited liability company (“Cartersville”), Summit Chatsworth LLC, a Georgia limited liability company (“Chatsworth”), Summit Decatur LLC, a Georgia limited liability company (“Decatur”), Summit Fairburn LLC, a Georgia limited liability company (“Fairburn”), Summit Flowery Branch LLC, a Georgia limited liability company (“Flowery Branch”), Summit Jasper LLC, a Georgia limited liability company (“Jasper”), Summit Stone Mountain LLC, a Georgia limited liability company (“Stone Mountain”) , as borrowers and CIBC Bank USA dated December 30, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2022).
10.28	Subordinated Term Loan and Security Agreement between Summit Calhoun LLC, a Georgia limited liability company (“Calhoun”), Summit Cartersville LLC, a Georgia limited liability company (“Cartersville”), Summit Chatsworth LLC, a Georgia limited liability company (“Chatsworth”), Summit Decatur LLC, a Georgia limited liability company (“Decatur”), Summit Fairburn LLC, a Georgia limited liability company (“Fairburn”), Summit Flowery Branch LLC, a Georgia limited liability company (“Flowery Branch”), Summit Jasper LLC, a Georgia limited liability company (“Jasper”), Summit Stone Mountain LLC, a Georgia limited liability company (“Stone Mountain”) , as borrowers and Oxford Finance LLC, dated December 30, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 6, 2022).
10.29	Mezzanine Term Loan and Security Agreement between Summit Georgia Holdings LLC, a Georgia limited liability company, as borrower, and Oxford Finance LLC, dated December 30, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 6, 2022).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Current Report on Form 8-K filed on June 23, 2014).
21.1*	List of Subsidiaries.
23.1*	Consent of BDO USA, LLP.
23.2(1)	Consent of Warren Averett, LLC (filed herewith).
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3(1)	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.4(1)	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1(1)	Combined financial statements of GA8 Tenants as of and for the years ended December 31, 2021 and 2020.
104(1)	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed with the Original Form 10-K

(1)	Filed herewith

5