Form 10-Q
period 2022-09-30
Summit Healthcare REIT, Inc
filed 2022-11-14
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$12,089,000	$10,488,000
Restricted cash	2,825,000	2,673,000
Real estate properties, net	174,683,000	179,102,000
Intangible lease assets, net	13,950,000	14,687,000
Tenant and other receivables, net	4,673,000	3,386,000
Deferred leasing commissions, net	402,000	466,000
Other assets, net	1,683,000	422,000
Equity-method investments	7,640,000	7,902,000
Total assets	$217,945,000	$219,126,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$6,001,000	$2,551,000
Security deposits	4,651,000	4,651,000
Loans payable, net of debt issuance costs	180,223,000	180,370,000
Total liabilities	190,875,000	187,572,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at September 30, 2022 and December 31, 2021	23,000	23,000
Additional paid-in capital	116,424,000	116,401,000
Accumulated deficit	(89,548,000)	(85,041,000)
Total stockholders’ equity	26,899,000	31,383,000
Noncontrolling interests	171,000	171,000
Total equity	27,070,000	31,554,000
Total liabilities and equity	$217,945,000	$219,126,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Total rental revenues	$5,416,000	$1,853,000	$16,392,000	$4,061,000
Resident fees and services	1,125,000	—	2,396,000	—
Asset management fees	165,000	165,000	495,000	789,000
Interest income from notes receivable	—	7,000	—	20,000
Total operating revenue	6,706,000	2,025,000	19,283,000	4,870,000

Expenses:
Property operating costs	846,000	264,000	2,385,000	694,000
Resident costs	1,281,000	—	2,474,000	—
General and administrative	1,280,000	933,000	3,460,000	3,426,000
Depreciation and amortization	1,813,000	524,000	5,498,000	1,316,000
Total operating expenses	5,220,000	1,721,000	13,817,000	5,436,000

Operating income (loss)	1,486,000	304,000	5,466,000	(566,000)

Loss from equity-method investees	(7,000)	191,000	(496,000)	(595,000)
Gain on sale of equity-method investment	—	—	—	3,515,000
Other income	43,000	5,000	206,000	17,000
Interest expense	(3,498,000)	(729,000)	(9,634,000)	(1,767,000)
Net (loss) income	(1,976,000)	(229,000)	(4,458,000)	604,000
Noncontrolling interests’ share in net (income) loss	(12,000)	(18,000)	(49,000)	(58,000)
Net (loss) income applicable to common stockholders	$(1,988,000)	$(247,000)	$(4,507,000)	$546,000

Earnings per common share:
Basic:
Net (loss) income applicable to common stockholders	$(0.09)	$(0.01)	$(0.20)	$0.02

Diluted:
Net (loss) income applicable to common stockholders	$(0.09)	$(0.01)	$(0.20)	$0.02

Weighted average shares used to calculate earnings per common share
Basic	23,027,978	23,027,978	23,027,978	23,027,978
Diluted	23,027,978	23,027,978	23,027,978	23,553,606

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2022	23,027,978	$23,000	$116,401,000	$(85,041,000)	$31,383,000	$171,000	$31,554,000
Stock-based compensation	—	—	8,000	—	8,000	—	8,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(18,000)	(18,000)
Net (loss) income	—	—	—	(325,000)	(325,000)	19,000	(306,000)
Balance — March 31, 2022	23,027,978	$23,000	$116,409,000	$(85,366,000)	$31,066,000	$172,000	$31,238,000
Stock-based compensation	—	—	6,000	—	6,000	—	6,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(18,000)	(18,000)
Net (loss) income	—	—	—	(2,194,000)	(2,194,000)	18,000	(2,176,000)
Balance — June 30, 2022	23,027,978	$23,000	$116,415,000	$(87,560,000)	$28,878,000	$172,000	$29,050,000
Stock-based compensation	—	—	9,000	—	9,000	—	9,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(13,000)	(13,000)
Net (loss) income	—	—	—	(1,988,000)	(1,988,000)	12,000	(1,976,000)
Balance — September 30, 2022	23,027,978	$23,000	$116,424,000	$(89,548,000)	$26,899,000	$171,000	$27,070,000

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2021	23,027,978	$23,000	$116,335,000	$(84,456,000)	$31,902,000	$195,000	$32,097,000
Stock-based compensation	—	—	36,000	—	36,000	—	36,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(16,000)	(16,000)
Net (loss) income	—	—	—	(1,758,000)	(1,758,000)	18,000	(1,740,000)
Balance — March 31, 2021	23,027,978	$23,000	$116,371,000	$(86,214,000)	$30,180,000	$197,000	$30,377,000
Stock-based compensation	—	—	11,000	—	11,000	—	11,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(19,000)	(19,000)
Net income (loss)	—	—	—	2,551,000	2,551,000	22,000	2,573,000
Balance — June 30, 2021	23,027,978	$23,000	$116,382,000	$(83,663,000)	$32,742,000	$200,000	$32,942,000
Stock-based compensation	—	—	9,000	—	9,000	—	9,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(17,000)	(17,000)
Net (loss) income	—	—	—	(247,000)	(247,000)	18,000	(229,000)
Balance — September 30, 2021	23,027,978	$23,000	$116,391,000	$(83,910,000)	$32,504,000	$201,000	$32,705,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(4,458,000)	$604,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt issuance costs	684,000	72,000
Depreciation and amortization	5,498,000	1,316,000
Amortization of above-market lease intangible	47,000	16,000
Straight-line rents	(1,108,000)	435,000
Stock-based compensation expense	23,000	56,000
Gain on sale of equity-method investment	—	(3,515,000)
Loss from equity-method investees	496,000	595,000
Change in operating assets and liabilities:
Tenant and other receivables, net	274,000	634,000
Other assets	(98,000)	561,000
Accounts payable and accrued liabilities	2,620,000	436,000
Security deposits	—	594,000
Net cash provided by operating activities	3,978,000	1,804,000

Cash flows from investing activities:
Real estate acquisitions	—	(20,133,000)
Additions to real estate and other assets	(483,000)	—
Investment in equity-method investees	(1,111,000)	(140,000)
Proceeds from sale of equity-method investment	—	5,411,000
Distributions received from equity-method investees	422,000	1,339,000
Payments from notes receivable	—	196,000
Net cash used in investing activities	(1,172,000)	(13,327,000)

Cash flows from financing activities:
Proceeds from issuance of loans payable	—	15,000,000
Payments of loans payable	(831,000)	(789,000)
Distributions paid to noncontrolling interests	(49,000)	(52,000)
Deferred financing costs	(173,000)	(228,000)
Net cash (used in) provided by financing activities	(1,053,000)	13,931,000

Net increase in cash, cash equivalents and restricted cash	1,753,000	2,408,000
Cash, cash equivalents and restricted cash – beginning of period	13,161,000	17,591,000
Cash, cash equivalents and restricted cash – end of period	$14,914,000	$19,999,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,864,000	$1,382,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated within our condensed consolidated financial statements and owns four properties (the “JV Properties”) with another partially owned subsidiary. As of September 30, 2022 and December 31, 2021, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of September 30, 2022 and December 31, 2021, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of September 30, 2022 and December 31, 2021, we have a 35% interest in the Fantasia JV which owns one property at September 30, 2022 and owned two properties at December 31, 2021.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of September 30, 2022 and December 31, 2021, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of September 30, 2022 and December 31, 2021, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of September 30, 2022 and December 31, 2021, we have a 10% interest in the FPH JV which owns six properties.

Indiana JV– Equity-Method Investment

In June 2021, we sold our 15% equity interest in the Indiana joint venture (the “Indiana JV”) for approximately $5.4 million. See Note 5 for further information.

As of September 30, 2022 and December 31, 2021, we have a 0% interest in the Indiana JV.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$12,089,000	$10,488,000
Restricted cash	2,825,000	2,673,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$14,914,000	$13,161,000

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

The extent to which COVID-19 could continue to impact our business, cash flow and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. The fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the demand for senior housing and skilled nursing and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity, including recording impairments, lease modifications and credit losses in future periods.

Reclassification of Intangible Lease Assets

The following table provides a reconciliation for the reclassification of our intangible lease assets as of December 31, 2021 in our consolidated balance sheets to conform to the presentation as of September 30, 2022:

	As previously reported	Increase (decrease)	As reclassified
Real estate properties, net	$192,862,000	$(13,760,000)	$179,102,000
Intangible lease assets, net	$—	$14,687,000	$14,687,000
Other assets, net	$1,349,000	$(927,000)	$422,000
Total assets	$219,126,000	$—	$219,126,000

The intangible lease assets related to our prior acquisitions in 2021 were reclassified from real estate properties, net and other assets, net into a separate line item as of September 30, 2022. The result of this reclassification did not have any effect on our total assets, liabilities, accumulated deficit, net loss or statements of cash flows.

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

3. Investments in Real Estate Properties

As of September 30, 2022 and December 31, 2021, our investments in real estate properties including those held by our consolidated subsidiaries (excluding the 35 properties owned by our unconsolidated Equity-Method Investments) are set forth below:

	September 30,	December 31,
	2022	2021
Land	$15,565,000	$15,565,000
Buildings and improvements	166,989,000	166,989,000
Less: accumulated depreciation	(14,840,000)	(11,395,000)
Buildings and improvements, net	152,149,000	155,594,000
Furniture and fixtures	12,440,000	12,137,000
Less: accumulated depreciation	(5,471,000)	(4,194,000)
Furniture and fixtures, net	6,969,000	7,943,000
Real estate properties, net	$174,683,000	$179,102,000

For the three months ended September 30, 2022 and 2021, depreciation and amortization expense (excluding intangible lease amortization and leasing commission amortization) was approximately $1.6 million and $0.5 million, respectively. For the nine months ended September 30, 2022 and 2021, depreciation expense (excluding intangible lease amortization and leasing commission amortization) was approximately $4.8 million and $1.3 million, respectively.

As of September 30, 2022, our portfolio consisted of 18 real estate properties, 16 of which were 100% leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (see below under Pennington Gardens Operations LLC and Sundial Operations LLC).

During 2021, our tenants for the Pennington Gardens and Sundial Assisted Living facilities experienced a material adverse effect on their operations related to COVID-19 and other operator issues that affected their ability to make their rent payments in 2022 and 2021. As a result, we experienced the following impacts:

Pennington Gardens Operations LLC

In March 2021, under a receivership, we began recording rent payments on a cash basis for our Pennington Gardens facility and wrote off the remaining straight-line rent receivable of $0.4 million. In October 2021, we reached an agreement with the tenant to terminate the lease. We notified the lender and the U.S. Department of Housing and Urban Development (“HUD”) and requested emergency approval to change the operator and terminate the lease. In November 2022, the operator change was approved by HUD.

On February 3, 2022, the current receiver, who was acting as the operator, received the license to be the licensed operator. As such, on February 10, 2022, the tenant’s lease was terminated, and we received $0.2 million from the tenant as part of the settlement agreement which was recorded in total rental revenues in the condensed consolidated statements of operations for the nine months ended September 30, 2022. Concurrently, we entered into a new lease agreement with Pennington Gardens Operations LLC, the newly formed operating company for Pennington Gardens, which is a wholly owned subsidiary of SHOP TRS LLC, a wholly-owned taxable REIT subsidiary of Summit. As such, the operations of Pennington Gardens are consolidated in our financial statements beginning February 11, 2022, and all intercompany transactions have been eliminated. For the three and nine months ended September 30, 2022, revenues from Pennington Gardens Operations are recorded under resident fees and services and costs are recorded under resident costs in the condensed consolidated statements of operations.

Sundial Operations LLC

In October 2021, we reached an agreement with the tenant of our Sundial Assisted Living facility in Redding, California to terminate the lease, and we requested approval from HUD to terminate the lease and install a new licensed operator/manager. Beginning in June 2021, we recorded rent payments on a cash basis and in May 2021, wrote off the remaining straight-line rent receivable of $0.1 million.

On June 6, 2022, the new operator received approval to be the licensed operator of the facility and the previous tenant’s lease was terminated. We received $0.05 million from the tenant as part of the settlement agreement, which was recorded in total rental revenues in the condensed consolidated statements of operations for the nine months ended September 30, 2022. On June 7, 2022, we entered into a new lease agreement with Sundial Operations LLC, the newly formed operating company for Sundial Assisted Living, which is a wholly owned subsidiary of SHOP TRS LLC. As such, the operations of Sundial Assisted Living will be consolidated in our financial statements as of June 7, 2022. For the three and nine months ended September 30, 2022, revenues from Sundial Operations are recorded under resident fees and services and costs are recorded under resident costs in the condensed consolidated statements of operations.

The following table provides summary information regarding our portfolio (excluding the 35 properties owned by our unconsolidated Equity-Method Investments and the $12.75 million loan from Oxford Finance, LLC (“Oxford”) (see Note 4) with Summit Georgia Holdings LLC, our wholly-owned subsidiary) as of September 30, 2022:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,044,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,548,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	11,381,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	5,915,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,633,000
Sundial Assisted Living(2)	Redding, CA	December 18, 2013	AL	3,500,000	3,698,000
Pennington Gardens (2)	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,078,000
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	10,715,000	8,014,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	4,780,000	3,575,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	4,560,000	3,411,000
Calhoun Health Center	Calhoun, GA	December 30, 2021	SNF	7,670,000	6,549,000
Maple Ridge Health Care Center	Cartersville, GA	December 30, 2021	SNF	13,548,000	11,568,000
Chatsworth Health Care Center	Chatsworth, GA	December 30, 2021	SNF	29,785,000	25,432,000
East Lake Arbor	Decatur, GA	December 30, 2021	SNF	15,640,000	13,354,000
Fairburn Health Care Center	Fairburn, GA	December 30, 2021	SNF	14,644,000	12,503,000
Grandview Health Care Center	Jasper, GA	December 30, 2021	SNF	10,061,000	8,591,000
Rosemont at Stone Mountain	Stone Mountain, GA	December 30, 2021	SNF	23,908,000	20,414,000
Willowwood Nursing Center & Rehab	Flowery Branch, GA	December 30, 2021	SNF	14,744,000	12,589,000
Total:				$207,320,000	$171,297,000
(1)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

(2)	See above under Pennington Gardens Operations LLC and Sundial Operations LLC.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the 35 properties owned by our unconsolidated Equity-Method Investments and the intercompany leases between our wholly-owned subsidiaries, Summit Chandler LLC, Pennington Gardens Operations LLC, HP Redding LLC and Sundial Operations LLC) as of September 30, 2022, for the period from October 1, 2022 to December 31, 2022 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
October 1, 2022 to December 31, 2022	$4,433,000
2023	17,983,000
2024	18,272,000
2025	18,566,000
2026	18,865,000
Thereafter	165,462,000
$243,581,000

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

Leasing Commissions

As a self-managed REIT, we have not paid leasing commissions since 2013. Leasing commissions are capitalized at cost and amortized on a straight-line basis over the related lease term. As of September 30, 2022 and December 31, 2021, the unamortized balance of capitalized leasing commissions was approximately $0.4 million and $0.5 million, respectively. Amortization expense for the three months ended September 30, 2022 and 2021 was approximately $15,000 and $18,000, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was approximately $63,000 and $53,000, respectively.

4. Loans Payable

As of September 30, 2022 and December 31, 2021, our loans payable consisted of the following:

	September 30, 2022	December 31, 2021
Loans payable to Lument (formerly ORIX Real Estate Capital, LLC) (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and as of September 30, 2022 and December 31, 2021, collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial and Friendship Haven.	$35,219,000	$35,934,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	10,078,000	10,194,000

Loan payable to CIBC Bank, USA in monthly installments of approximately of $106,000 including cash collateral fund payments, variable interest rate as noted below (6.63% and 5% at September 30, 2022 and December 31, 2021, respectively), due in July 2024, and as of December 31, 2021, collateralized by Yucaipa Hill Post Acute, Creekside Post Acute and University Post Acute.	15,000,000	15,000,000

Loan payable to CIBC Bank, USA in monthly installments of approximately $459,000 (interest only through December 2023) variable interest rate as noted below (6.1% and 4% at September 30, 2022 and December 31, 2021, respectively), due in December 2024, and as of September 30, 2022 and December 31, 2021, collateralized by Calhoun Health Center, Maple Ridge Health Care Center, Chatsworth Health Care Center, East Lake Arbor, Fairburn Health Care Center, Grandview Health Care Center, Rosemont at Stone Mountain, and Willowwood Nursing Center & Rehab.	91,000,000	91,000,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $226,000 (interest only through maturity), variable interest rate as noted below (13.6% and 12% at September 30, 2022 and December 31, 2021, respectively) due in March 2025, collateralized in second position by Calhoun Health Center, Maple Ridge Health Care Center, Chatsworth Health Care Center, East Lake Arbor, Fairburn Health Care Center, Grandview Health Care Center, Rosemont at Stone Mountain, and Willowwood Nursing Center & Rehab.	20,000,000	20,000,000

Mezzanine Loan payable to Oxford Finance, LLC in monthly installments of approximately $144,000 (interest only through maturity), variable interest rate as noted below (13.6% and 12% at September 30, 2022 and December 31, 2021, respectively) due in December 2026, secured by the equity interests of our wholly-owned subsidiary, Summit Georgia Holdings LLC, the parent holding company for the GA8 Properties.	12,750,000	12,750,000
	184,047,000	184,878,000
Less debt issuance costs	(3,824,000)	(4,508,000)
Total loans payable	$180,223,000	$180,370,000

As of September 30, 2022, we have total debt obligations of approximately $184.0 million that will mature between 2024 and 2055. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of September 30, 2022, we were in compliance with all of our debt covenants.

During the three months ended September 30, 2022 and 2021, we incurred approximately $3.2 million and $0.7 million of interest expense, respectively (excluding debt issuance costs amortization and interest expense related to the Oxford mezzanine loan as noted below (“Oxford Monthly Fee”)), related to our loans payable. During the nine months ended September 30, 2022 and 2021, we incurred approximately $8.4 million and $1.7 million, respectively, of interest expense (excluding debt issuance costs and amortization and interest expense related to the Oxford mezzanine loan as noted below (“Oxford Monthly Fee”)) related to our loans payable.

In connection with our loans payable, we incurred debt issuance costs. As of September 30, 2022 and December 31, 2021, the unamortized balance of the debt issuance costs was approximately $3.8 million and $4.5 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended September 30, 2022 and 2021, $0.2 million and $0.01 million, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, $0.7 million and $0.01 million, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

During the three months ended September 30, 2022, we incurred approximately $0.1 million of interest expense related to the Oxford Monthly Fee, which is included in interest expense in our condensed consolidated statements of operations. During the nine months ended September 30, 2022, we incurred approximately $0.5 million of interest expense related to the Oxford Monthly Fee and is included in interest expense in our condensed consolidated statements of operations.

The principal payments due on the loans payable (excluding debt issuance costs and cash collateral funds) for the period from October 1, 2022 to December 31, 2022 and for each of the four following years and thereafter ending December 31 are as follows:

Principal
Years Ending	Amount
October 1, 2022 to December 31, 2022	$283,000
2023	1,158,000
2024	107,201,000
2025	21,246,000
2026	14,042,000
Thereafter	40,117,000
$184,047,000

The following information notes our 2021 loan activity:

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

GA8 Properties

We acquired our interest in the GA8 Properties subject to a $91.0 million first priority mortgage loan collateralized by those properties, a $20 million subordinated term loan collateralized by those properties and a $12.75 million mezzanine loan secured by the equity interests of the wholly-owned subsidiary, Summit Georgia Holdings LLC, the parent holding company for the GA8 Properties.

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

On December 30, 2021, we entered into a subordinated term loan agreement with Oxford for $20.0 million in principal amount. The loan bears interest at LIBOR plus 11.0% with a LIBOR floor of 100 basis points (or with a LIBOR replacement rate), and matures on September 30, 2025. The loan is interest only. The entire loan may be prepaid at any time and would be subject at that time to a prepayment premium fee equal to five percent (5%), two percent (2%) and one percent (1%) of the amount repaid if the repayment is made or the loan is accelerated prior to first (1st), second (2nd) and third (3rd) year anniversary of the closing date, respectively, or no prepayment fee if the GA8 Properties are refinanced through HUD. Additionally, we are required to pay an exit fee of $100,000 if the loan is paid off by December 31, 2024, or $140,000 if the loan is paid off after that date.

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

5. Equity-Method Investments

As of September 30, 2022 and December 31, 2021, the balances of our Equity-Method Investments were approximately $7.6 million and $7.9 million, respectively, and are as follows:

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

For the nine months ended September 30, 2022, we invested approximately $821,000 related to capital calls for the SUL JV. In July 2022, the SUL JV entered into an agreement with a broker to market the property, Riverglen House of Littleton, for sale.

As of September 30, 2022 and December 31, 2021, the balance of our equity-method investment related to the SUL JV was approximately $3.3 million and $2.9 million, respectively.

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

For the nine months ended September 30, 2022, we invested approximately $290,000 related to capital calls for the Fantasia JV. In June 2022, the Fantasia JV recorded an impairment charge of approximately $3.2 million and we recorded our 35% share of the impairment of approximately $1.1 million in loss from equity-method investees in the condensed consolidated statements of operations for the nine months ended September 30, 2022. Additionally, we determined the fair value of our investment in the Fantasia JV to be impaired and recorded a $0.1 million impairment charge in June 2022 and an additional $0.1 million impairment charge in September 2022 which is recorded in the loss from equity-method investees in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.

In August 2022, the Fantasia JV agreed to sell one property, Sun Oak Assisted Living; therefore the property is considered as Held For Sale in the Fantasia JV as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, the balance of our equity-method investment related to the Fantasia JV was approximately $1.1 million and $2.0 million, respectively.

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

In October 2022, the Fantasia II JV entered into a purchase and sale agreement to sell their two properties.

As of September 30, 2022 and December 31, 2021, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.2 million and $1.3 million, respectively.

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

As of September 30, 2022 and December 31, 2021, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.6 million and $1.5 million, respectively.

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

As of September 30, 2022 and December 31, 2021, the balance of our equity-method investment related to the FPH JV was approximately $0.4 million and $0.2 million, respectively.

Indiana JV

In June 2021, we sold our 15% interest in the Indiana JV for approximately $5.4 million in cash. As of September 30, 2022 and December 31, 2021, we have a 0% interest in the Indiana JV.

Summarized Financial Data for Equity-Method Investments

Our Equity-Method Investments are significant equity-method investments in the aggregate.

The results of operations of our Equity-Method Investments for the nine months ended September 30, 2022 are summarized below:

		Fantasia	Fantasia	Fantasia	FPH	Combined
	SUL JV	JV	II JV	III JV	JV	Total
Revenue	$15,670,000	$1,962,000	$2,147,000	$6,250,000	$2,773,000	$28,802,000
Income (loss) from operations	$4,484,000	$(2,480,000)	$1,484,000	$3,026,000	$1,252,000	$7,766,000
Net income (loss)	$910,000	$(2,692,000)	$791,000	$1,373,000	$2,633,000	$3,015,000
Summit interest in Equity-Method Investments net income (loss)	$91,000	$(942,000)	$158,000	$137,000	$263,000	$(293,000)	(1)
(1)	Included in the loss from equity-method investees in the condensed consolidated statements of operations is an additional $203,000 of impairment related to the Fantasia JV Equity-Method Investment.

The results of operations of our Equity-Method Investments for the nine months ended September 30, 2021 are summarized below:

		Fantasia	Fantasia	Fantasia	FPH	Indiana		Combined
	SUL JV	JV	II JV	III JV	JV	JV		Total
Revenue	$15,339,000	$2,860,000	$2,759,000	$6,156,000	$2,731,000	$(3,166,000)	(1)	$26,679,000
Income (loss) from operations	$5,072,000	$282,000	$1,448,000	$3,094,000	$1,255,000	$(5,093,000)		$6,058,000
Net income (loss)	$1,421,000	$369,000	$738,000	$1,510,000	$1,205,000	$(8,567,000)		$(3,324,000)
Summit interest in Equity-Method Investments net income (loss)	$142,000	$129,000	$148,000	$151,000	$121,000	$(1,286,000)		$(595,000)
(1)	This amount has been revised to reflect the revenues of the Indiana JV prior to the sale of our 15% interest, which includes $1.5 million in above-market lease amortization and $0.4 million in interest income. There was no impact on the loss allocated to the Company as a result of this revision.

Distributions from Equity-Method Investments

As of September 30, 2022 and December 31, 2021, we have distributions receivable, which are included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	September 30,	December 31,
	2022	2021
SUL JV	$260,000	$273,000
Fantasia JV	235,000	205,000
Fantasia II JV	49,000	54,000
Fantasia III JV	27,000	22,000
FPH JV	64,000	28,000
Total	$635,000	$582,000

For the nine months ended September 30, 2022 and 2021, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Nine months Ended September 30, 2022			Nine months Ended September 30, 2021
		Cash Flow	Cash Flow		Cash Flow	Cash Flow
	Total Cash	from	from	Total Cash	from	from
	Distributions	Operating	Investing	Distributions	Operating	Investing
	Received	Activities	Activities	Received	Activities	Activities
SUL JV	$434,000	$91,000	$343,000	$631,000	$142,000	$489,000
Fantasia JV	—	—	—	—	—	—
Fantasia II JV	237,000	158,000	79,000	225,000	148,000	77,000
Fantasia III JV	95,000	95,000	—	123,000	123,000	—
FPH JV	56,000	56,000	—	114,000	114,000	—
Indiana JV	—	—	—	773,000	—	773,000
Total	$822,000	$400,000	$422,000	$1,866,000	$527,000	$1,339,000

Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in those agreements. For each of the three months ended September 30, 2022 and 2021, we recorded approximately $0.2 million in asset management fees from our Equity-Method Investments. For the nine months ended September 30, 2022 and 2021, we recorded approximately $0.5 million and $0.8 million, respectively, in asset management fees from our Equity-Method Investments (see Note 7).

6. Receivables

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	September 30,	December 31,
	2022	2021
Straight-line rent receivables	$3,503,000	$2,395,000
Distribution receivables from Equity-Method Investments	635,000	582,000
Asset management fees	303,000	323,000
Other receivables	232,000	86,000
Total	$4,673,000	$3,386,000

7. Related Party Transactions

Equity-Method Investments

See Notes 5 and 6 for further discussion of distributions and asset management fees related to our Equity-Method Investments.

8. Intangible Lease Assets

Intangible lease assets as of September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
In-place leases	$13,778,000	$13,778,000
Less: accumulated amortization	(707,000)	(18,000)
In-place leases, net	13,071,000	13,760,000
Above-market leases	959,000	959,000
Less: accumulated amortization	(80,000)	(32,000)
Above-market leases, net	879,000	927,000
Total intangible lease assets, net	$13,950,000	$14,687,000

For the three months ended September 30, 2022 and 2021, amortization expense for intangible lease assets was approximately $0.2 million and $25,000, respectively, of which approximately $16,000 and $16,000, respectively, relates to the amortization of above-market leases which is included within rental revenues in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, amortization expense for intangible lease assets was approximately $0.7 million and $25,000, respectively, of which approximately $48,000 and $16,000, respectively, relates to the amortization of above-market leases which is included within rental revenues in the accompanying condensed consolidated statements of operations.

Expected future amortization of the intangible lease assets as of September 30, 2022, for the period from October 1, 2022 to December 31, 2022 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending December 31,
October 1, 2022 to December 31, 2022	$244,000
2023	980,000
2024	980,000
2025	980,000
2026	980,000
Thereafter	9,786,000
$13,950,000

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

Concurrent with the execution of the Temporary License, we entered into the New Lease which will begin in November 2022 for a period of sixty-six (66) months, with a five-year renewal option. The office space subject to the New Lease is also located in Laguna Hills, California. The New Lease provides for the abatement of the base rent for the second full calendar month through the seventh full calendar month of the lease term. The initial annual base rent is $204,399 and increases three percent (3%) each year on the anniversary date of the commencement of the New Lease.

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

Supplemental balance sheet information related to the LH Lease as of September 30, 2022 is as follows:

Component	Consolidated Balance Sheet Caption
Right of use asset - operating	Other assets, net	$856,000
Lease liability - operating	Accounts payable and accrued liabilities	$907,000

Lease expense is presented as part of continuing operations within general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2022, we recognized approximately $30,000 in lease expense and we were not required to make any rent payments. For the nine months ended September 30, 2022, we recognized approximately $50,000 in lease expense and we were not required to make any rent payments. The lease payments will be classified within operating activities in the consolidated statements of cash flows. As of September 30, 2022, we had not made any lease payments and the weighted average remaining lease term is 5.6 years.

Pursuant to ASC 842, lease payments on the LH Lease for the period from October 1, 2022 to December 31, 2022 and for each of the four following years and thereafter ending December 31 are as follows:

Year	Lease payments
October 1, 2022 to December 31, 2022	$17,000
2023	120,000
2024	212,000
2025	218,000
2026	224,000
Thereafter	310,000
Total lease payments	$1,101,000
Less imputed interest ($155,000) and moving expense reimbursement ($39,000)	(194,000)
Total lease liability	$907,000

10. Concentration of Risk

Our cash is generally invested in short-term money market instruments. As of September 30, 2022, we had cash and cash equivalent accounts in excess of FDIC-insured limits. However, we do not believe the risk associated with this excess is significant.

As of September 30, 2022, we owned eight properties in Georgia, four properties in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 35 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended September 30, 2022, 16 of our real estate properties were leased to 14 different tenants under long-term triple net leases, and three of the 14 tenants each represented more than 10% of our rental revenue. For the three months ended September 30, 2021, we leased our 10 real estate properties to eight different tenants under long-term triple net leases, and four of the eight tenants each represented more than 10% of our rental revenue.

For the nine months ended September 30, 2022, 16 of our real estate properties were leased to 14 different tenants under long-term triple net leases, and three of the 14 tenants each represented more than 10% of our rental revenue. For the nine months ended September 30, 2021, we leased our 10 real estate properties to eight different tenants under long-term triple net leases, and three of the eight tenants each represented more than 10% of our rental revenue.

As of September 30, 2022, our GA8 Properties are considered to be a significant asset concentration as the aggregate net assets of the GA8 Properties were greater than 20% of our total assets due to cross-default provisions in the leases.

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

As of September 30, 2022 and December 31, 2021, the fair value of our HUD-insured loans payable was $35.6 million and $52.5 million, compared to the principal balance (excluding debt discount) of $45.3 million and $46.1 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. To estimate fair value as of September 30, 2022, we used cash flow analyses, based on current interest rates for similar types of borrowing arrangements. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the three and nine months ended September 30, 2022 and 2021.

At September 30, 2022 and December 31, 2021, we do not have any financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

Legal Proceedings

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”). HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. On October 22, 2019, the Third Circuit granted HCRE’s appeal, reversing the District Court and holding that HCRE could assert the adversary complaint seeking damages for violation of the automatic stay. The Company filed a Petition for Rehearing on November 5, 2019 asserting that HCRE is not entitled to assert a claim for damages for violation of the automatic stay. This Petition was denied and the mandate was issued sending the matter back to the Bankruptcy Court. The Bankruptcy Court held a status conference on February 4, 2021, and subsequently entered scheduling orders to govern discovery and pretrial matters, and discovery is ongoing. The parties have filed dispositive motions, including a motion filed by the Company and the petitioning creditors for judgment on the pleadings. On February 4, 2022, the Bankruptcy Court entered an order denying the motion for judgment on the pleadings on the basis that the Bankruptcy Court would consider the points raised therein after trial. The Bankruptcy Court also entered an order denying HCRE’s motion to dismiss certain counterclaims and severing certain other counterclaims asserted by the petitioning creditors and the Company against HCRE on jurisdictional grounds, with the effect that such counterclaims may be pursued in the United States District Court. The Bankruptcy Court has completed discovery and scheduled a trial date for January 9, 2023. Based on the assessment by management, the Company believes that a loss is currently not probable or estimable under ASC 450, “Contingencies”, and as of September 30, 2022 and December 31, 2021 no accrual has been made with regard to the claim.

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

Management of our Equity-Method Investments

As the manager of our Equity-Method Investments, we are responsible for the day-to-day management. Additionally, we could be subject to a capital call from our Equity-Method Investments (see Note 5).

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

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022
Stock options granted	81,000
Expected volatility	36.5%
Expected term	5.75	years
Risk-free interest rate	2.53%
Dividend yield	0%
Fair value per share	$0.91

The following table summarizes our stock options as of September 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2022	1,867,908	$2.09
Granted	81,000	2.35
Exercised	—
Cancelled/forfeited	—
Options outstanding at September 30, 2022	1,948,908	$2.10	5.24	$1,644,000

Options exercisable at September 30, 2022	1,874,380	$2.09	5.08	$1,600,000

For our outstanding non-vested options as of September 30, 2022, the weighted average grant date fair value per share was $0.89. As of September 30, 2022, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
October 1, 2022 to December 31, 2022	$8,000
2023	25,000
2024	25,000
2025	8,000
$66,000

The stock-based compensation expense reported for the three months ended September 30, 2022 and 2021 was approximately $9,000 and $9,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. The stock-based compensation expense reported for the nine months ended September 30, 2022 and 2021 was approximately $23,000 and $56,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

14. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”) for the Company’s common stock for the three and nine months ended September 30, 2022 and 2021, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
(Loss) income	$(1,976,000)	$(229,000)	$(4,458,000)	$604,000
(Income) loss attributable to noncontrolling interest	(12,000)	(18,000)	(49,000)	(58,000)
Net (loss) income applicable to common stockholders	$(1,988,000)	$(247,000)	$(4,507,000)	$546,000

Denominator:
Basic:
Denominator for basic EPS - weighted average shares	23,027,978	23,027,978	23,027,978	23,027,978
Effect of dilutive shares:
Stock options	—	—	—	525,628

Denominator for diluted EPS – adjusted weighted average shares	23,027,978	23,027,978	23,027,978	23,553,606

Basic EPS	$(0.09)	$(0.01)	$(0.20)	$0.02
Diluted EPS	$(0.09)	$(0.01)	$(0.20)	$0.02

Stock options to purchase 559,275 shares of common stock were excluded from the calculation for the three and nine months ending September 30, 2022, and 525,628 shares of common stock were excluded from the calculation for the three months ending September 30, 2021, because the effect would be antidilutive.

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

Overview

As of September 30, 2022, our ownership interests in our 18 real estate properties of senior housing facilities was as follows: 100% ownership of 14 properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds one property, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, and a 10% equity interest in an unconsolidated equity-method investment that holds six properties. (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Current Market and Economic Conditions

The world was, and continues to be, impacted by the COVID-19 pandemic. The healthcare industry was among those most adversely affected by the COVID-19 pandemic. Two of our tenants have experienced a material adverse effect on their operations related to COVID-19, and that has affected their ability to make rent payments in 2022 and 2021 (see Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements for further information on its impact to us). We expect the COVID-19 pandemic will continue to adversely affect our tenant’s financial condition and results of operations, including but not limited to, occupancy, leasing and related revenues, and additional labor and operating expenses. The fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the demand for senior housing and skilled nursing and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity, including recording impairments, lease modifications and credit losses in future periods.

Recently, the broader economy began experiencing increased levels of inflation, higher interest rates and tightening monetary and fiscal policies. The Federal Reserve has increased its targeted range for the federal funds rate, leading to increased interest rates and it foresees further interest rate increases. We currently have fixed and variable interest rates for our loans. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in interest expense. The higher interest rates imposed by the Federal Reserve to address inflation may also adversely impact real estate asset values. In addition, a prolonged period of high and persistent inflation could cause an increase in our expenses. The current market and economic conditions could have a material impact on our business, cash flow and results of operations.

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

The following table provides summary information (excluding the 35 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of September 30, 2022:

			Square	Purchase
	Properties	Beds	Footage	Price
SNF	15	1,354	406,135	$181,795,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	18	1,575	542,900	$207,320,000

					2022
					Lease
Property	Location	Date Purchased	Type	Beds	Revenue (1)
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$369,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	394,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	1,059,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	726,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	573,000
Sundial Assisted Living (2)	Redding, CA	December 18, 2013	AL	65	—
Pennington Gardens (2)	Chandler, AZ	July 17, 2017	AL/MC	90	—
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	82	799,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	59	356,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	50	340,000
Calhoun Health Center	Calhoun, GA	December 30, 2021	SNF	100	359,000
Maple Ridge Health Care Center	Cartersville, GA	December 30, 2021	SNF	74	1,421,000
Chatsworth Health Care Center	Chatsworth, GA	December 30, 2021	SNF	120	2,594,000
East Lake Arbor	Decatur, GA	December 30, 2021	SNF	103	677,000
Fairburn Health Care Center	Fairburn, GA	December 30, 2021	SNF	120	1,086,000
Grandview Health Care Center	Jasper, GA	December 30, 2021	SNF	60	799,000
Rosemont at Stone Mountain	Stone Mountain, GA	December 30, 2021	SNF	149	2,051,000
Willowwood Nursing Center & Rehab	Flowery Branch, GA	December 30, 2021	SNF	100	773,000
Total				1,575

(1)

Represents year-to-date rental revenue based on in-place leases, including straight-line rent, through September 30, 2022 and excluding $1.9 million in tenant reimbursement revenue, $0.05 million in above-market lease amortization and $0.3 million in revenue related to the settlements for the termination of the Pennington Gardens and Sundial Assisted Living leases.

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

A summary of the condensed combined financial data for the balance sheets and statements of income for all unconsolidated Equity-Method Investments are as follows (see below under Indiana JV for information regarding the sale of our equity interest in the Indiana JV on June 11, 2021 and see Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements; accordingly, the financial information for the Indiana JV is not included in the September 30, 2022 or December 31, 2021 condensed combined balance sheet and for the nine months ended September 30, 2021 condensed combined statement of operations below):

	September 30,	December 31,
Condensed Combined Balance Sheets:	2022	2021
Total Assets	$267,494,000	$286,572,000
Total Liabilities	$189,936,000	$213,812,000
Members Equity:
Summit	$7,958,000	$8,017,000
JV Partners	$69,600,000	$64,743,000
Total Members Equity	$77,558,000	$72,760,000

	Three Months Ended		Nine months Ended
	September 30,		September 30,
Condensed Combined Statements of Operations:	2022	2021	2022	2021
Total Revenue	$9,666,000	$9,960,000	$28,802,000	$29,845,000
Income from Operations	$3,208,000	$3,797,000	$7,766,000	$11,151,000
Net income	$1,606,000	$1,660,000	$3,015,000	$5,243,000

Summit equity interest in Equity-Method Investments net income (loss)	$131,000	$190,000	$(293,000)	$691,000
JV Partners interest in Equity-Method Investments net income	$1,475,000	$1,470,000	$3,308,000	$4,552,000

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

In July 2022, the SUL JV entered into an agreement with a broker to market the property, Riverglen House of Littleton, for sale.

The following reconciles our 10% equity investment in the SUL JV from inception through September 30, 2022:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,150,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	1,932,000
Riverglen (New Hampshire) – April 2016	424,000
Delaware Properties – September 2016	1,846,000
Total investments	6,189,000
Income from equity-method investee	1,663,000
Distributions	(4,507,000)
Total investment at September 30, 2022	$3,345,000

A summary of the condensed consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

	September 30,		December 31,
Condensed Consolidated Balance Sheets of SUL JV:	2022		2021
Real estate properties and intangibles, net	$122,332,000		$125,183,000
Cash and cash equivalents	5,368,000		4,929,000
Other assets	13,363,000		14,322,000
Total Assets:	$141,063,000		$144,434,000

Loans payable, net	$90,256,000	(1)	$98,432,000
Other liabilities	8,280,000		8,463,000
Members’ equity:
Best Years	39,067,000		34,568,000
Summit	3,460,000		2,971,000
Total Liabilities and Members’ Equity	$141,063,000		$144,434,000
(1)	In June 2022, the $6.8 million loan payable related to the Cottage Properties was paid off using funds received from the members (Summit’s portion was approximately $650,000).

	Three Months Ended		Nine months Ended
	September 30,		September 30,
Condensed Consolidated Statements of Income of SUL JV:	2022	2021	2022	2021
Total revenue	$5,235,000	$5,072,000	$15,670,000	$15,339,000
Property operating expenses	(2,748,000)	(2,084,000)	(7,868,000)	(6,241,000)
Net operating income	2,487,000	2,988,000	7,802,000	9,098,000
General and administrative expense	(104,000)	(99,000)	(309,000)	(307,000)
Depreciation and amortization expense	(966,000)	(1,174,000)	(3,009,000)	(3,719,000)
Income from operations	1,417,000	1,715,000	4,484,000	5,072,000
Interest expense	(1,031,000)	(1,149,000)	(3,210,000)	(3,463,000)
Amortization of debt issuance costs	(28,000)	(49,000)	(293,000)	(153,000)
Other income (expense)	(74,000)	117,000	(71,000)	(35,000)
Net income	$284,000	$634,000	$910,000	$1,421,000

Summit equity interest in SUL JV net income	$28,000	$63,000	$91,000	$142,000

As of September 30, 2022, the 17 properties held by SUL JV, our unconsolidated 10% equity-method investment, of which 11 are 100% leased on a triple net basis and six are operated directly, are as follows:

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

The following reconciles our equity investments in the Fantasia JVs from inception through September 30, 2022:

Summit Fantasia Holdings, LLC – October 2016	$2,813,000
Summit Fantasia Holdings II, LLC – February 2017	1,923,000
Summit Fantasia Holdings III, LLC – August 2017	1,954,000
Total investment	6,690,000
Income from Fantasia JVs	688,000
Distributions	(3,512,000)
Total Fantasia investments at September 30, 2022	$3,866,000

A summary of the condensed combined financial data for the balance sheets and statements of operations for the unconsolidated Fantasia JVs, of which we own a 10% to 35% equity interest, is as follows:

	September 30,	December 31,
Condensed Combined Balance Sheets of Fantasia JVs:	2022	2021
Real estate properties, net (2)	$76,877,000	$88,908,000
Cash and cash equivalents	5,633,000	8,135,000
Assets held for sale (1)	7,666,000	10,454,000
Other assets	7,833,000	6,834,000
Total Assets:	$98,009,000	$114,331,000

Loans payable, net	$58,788,000	$67,154,000
Liabilities held for sale (1)	4,367,000	7,537,000
Other liabilities	6,218,000	8,885,000
Members’ equity:
Fantasia JVs	24,567,000	25,967,000
Summit	4,069,000	4,788,000
Total Liabilities and Members’ Equity	$98,009,000	$114,331,000
1)	In May 2021, the Fantasia I JV entered into an agreement to sell one of the properties in the Summit Fantasia Holdings, LLC equity-method investment; therefore, such property was accounted for as Held for Sale as of December 31, 2021. In March 2022, the property was sold for $11.0 million and Fantasia I recorded a gain of $1.2 million.
2)	In June 2022, Fantasia I recorded an impairment of approximately $3.2 million related to the Sun Oak Assisted Living property. Additionally, in August 2022, the Fantasia I JV entered into an agreement with a broker to market the property, Sun Oak Assisted Living, for sale; therefore the property is considered as Held For Sale as of September 30, 2022.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
Condensed Combined Statements of Operations of Fantasia JVs:	2022	2021	2022	2021
Total revenue	$3,454,000	$3,940,000	$10,359,000	$11,775,000
Property operating expenses	(1,400,000)	(1,509,000)	(4,163,000)	(4,503,000)
Net operating income	2,054,000	2,431,000	6,196,000	7,272,000
General and administrative expense	(128,000)	(121,000)	(384,000)	(369,000)
Depreciation and amortization expense	(554,000)	(650,000)	(1,787,000)	(2,079,000)
Impairment on real estate property	—	—	(3,242,000)	—
Gain on sale of real estate	—	—	1,247,000	—
Income from operations	1,372,000	1,660,000	2,030,000	4,824,000
Interest expense	(912,000)	(896,000)	(2,481,000)	(2,682,000)
Amortization of debt issuance costs	(38,000)	(16,000)	(100,000)	(48,000)
Other income	8,000	1,000	23,000	523,000
Net income (loss)	$430,000	$749,000	$(528,000)	$2,617,000

Summit equity interest in Fantasia JVs net income (loss)	$14,000	$99,000	$(647,000)	$428,000

As of September 30, 2022, the 12 properties in the Fantasia JVs, our unconsolidated equity-method investments, are all 100% leased on a triple net basis, and are as follows:

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

During 2022, the tenant/operator of the FPH JV facilities has been experiencing cash flow issues due to the following: 1) increased expenses due to inflation, 2) workforce staffing issues, and 3) lower census from pre-pandemic levels due to COVID related issues. Summit, as the manager of the FPH JV, and the tenant are working together in various manners to help with their cash flows needs. There have been no agreements executed, however, for the months of August, September, and October 2022, the base rents were paid using the tenants' escrow and security deposits held by the FPH JV.

The following reconciles our equity investment in the FPH JV from inception through September 30, 2022:

Iowa properties – November 2017	$929,000
Total investment	929,000
Income from equity-method investee	317,000
Distributions	(817,000)
Total FPH investment at September 30, 2022	$429,000

A summary of the condensed consolidated financial data for the balance sheets and statements of income for the unconsolidated FPH JV is as follows:

Condensed Consolidated Balance Sheets of FPH JV:	September 30, 2022	December 31, 2021
Real estate properties, net	$23,919,000	$24,840,000
Cash and cash equivalents	1,239,000	1,650,000
Other assets	3,264,000	1,317,000
Total Assets:	$28,422,000	$27,807,000

Loans payable, net	$20,422,000	$20,764,000
Other liabilities	1,605,000	2,577,000
Members’ equity:
Fantasia JVs	5,966,000	4,207,000
Summit	429,000	259,000
Total Liabilities and Members’ Equity	$28,422,000	$27,807,000

	Three Months Ended		Nine months Ended
	September 30,		September 30,
Condensed Consolidated Statements of Income of FPH JV:	2022	2021	2022		2021
Total revenue	$977,000	$948,000	$2,773,000		$2,731,000
Property operating expenses	(210,000)	(182,000)	(486,000)		(445,000)
Net operating income	767,000	766,000	2,287,000		2,286,000
General and administrative expense	(41,000)	(37,000)	(114,000)		(110,000)
Depreciation and amortization expense	(307,000)	(307,000)	(921,000)		(921,000)
Income from operations	419,000	422,000	1,252,000		1,255,000
Interest expense	(247,000)	(254,000)	(737,000)		(757,000)
Amortization of debt issuance costs	(15,000)	(15,000)	(46,000)		(46,000)
Other income	735,000	124,000	2,164,000	(1)	753,000
Net income	$892,000	$277,000	$2,633,000		$1,205,000

Summit equity interest in FPH JV net income	$89,000	$28,000	$263,000		$121,000
(1)	The increase in other income is due to the interest rate swap on the loan payable and the increase in the current interest rates increasing the asset value of the swap.

As of September 30, 2022, the six properties of our unconsolidated equity-method investments in FPH JV, all of which are 100% leased on a triple net basis, are as follows:

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

Distributions from Equity-Method Investments

For the nine months ended September 30, 2022 and 2021, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Nine months Ended September 30,
	2022	2021
Distributions	$875,000	$1,429,000

Cash received for distributions	$822,000	$1,866,000

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

Results of Operations

Our results of operations are described below:

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended
	September 30,
	2022	2021	$ Change
Total rental revenues	$5,416,000	$1,853,000	$3,563,000
Property operating costs	(846,000)	(264,000)	(582,000)
Resident fees and services income	1,125,000	—	1,125,000
Resident costs	(1,281,000)	—	(1,281,000)
Net operating income (1)	4,414,000	1,589,000	2,825,000
Asset management fees	165,000	165,000	—
Interest income from notes receivable	—	7,000	(7,000)
General and administrative	(1,280,000)	(933,000)	(347,000)
Depreciation and amortization	(1,813,000)	(524,000)	(1,289,000)
(Loss) income from equity-method investees	(7,000)	191,000	(198,000)
Other income	43,000	5,000	38,000
Interest expense	(3,498,000)	(729,000)	(2,769,000)
Net loss	(1,976,000)	(229,000)	(1,747,000)
Noncontrolling interests’ share in (income)	(12,000)	(18,000)	6,000
Net loss applicable to common stockholders	$(1,988,000)	$(247,000)	$(1,741,000)
(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident fees and service income less property operating costs and resident costs. NOI excludes asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, other income, and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from Pennington Gardens Operations (effective February 2022) and Sundial Operations (effective June 2022) (collectively the “Operated Properties”). Property operating costs include insurance, property taxes, and other operating expenses and resident costs are related to the Operated Properties. Net operating income increased approximately $2.8 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to rental revenues generated from the GA8 acquisition in December 2021.

The net increase in general and administrative expenses of $0.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is primarily due to an increase in payroll and accounting fees of $0.3 million.

The net increase in depreciation and amortization of $1.3 million and interest expense of $2.8 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is primarily due to the GA8 acquisition December 2021 and an increase in interest rates for both CA3 and GA8 portfolios.

The net change from income to loss of approximately $0.2 million from our equity-method investments for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is mainly due to a loss of $0.2 million from the Fantasia I JV impairment expense of our equity-method investment of $138,000 and reduced rental income related to the sale of the property in Fantasia I JV (rental revenue in the three months ended September 2021 and none in 2022).

Nine months Ended September 30, 2022 Compared to Nine months Ended September 30, 2021

	Nine months Ended
	September 30,
	2022	2021	$ Change
Total rental revenues	$16,392,000	$4,061,000	$12,331,000
Property operating costs	(2,385,000)	(694,000)	(1,691,000)
Resident fees and services income	2,396,000	—	2,396,000
Resident costs	(2,474,000)	—	(2,474,000)
Net operating income (1)	13,929,000	3,367,000	10,562,000
Asset management fees	495,000	789,000	(294,000)
Interest income from notes receivable	—	20,000	(20,000)
General and administrative	(3,460,000)	(3,426,000)	(34,000)
Depreciation and amortization	(5,498,000)	(1,316,000)	(4,182,000)
Loss from equity-method investees	(496,000)	(595,000)	99,000
Gain on sale of equity-method investment	—	3,515,000	(3,515,000)
Other income	206,000	17,000	189,000
Interest expense	(9,634,000)	(1,767,000)	(7,867,000)
Net (loss) income	(4,458,000)	604,000	(5,062,000)
Noncontrolling interests’ share in (income)	(49,000)	(58,000)	9,000
Net (loss) income applicable to common stockholders	$(4,507,000)	$546,000	$(5,053,000)

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance, property taxes and other operating expenses, and resident costs are related to the Operated Properties. Net operating income increased approximately $10.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to rental revenues generated from the CA3 and GA8 acquisitions in July and December 2021, respectively.

Asset management fees decreased approximately $0.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the sale of the Indiana JV in June 2021 (see Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements).

The net increase in depreciation and amortization of $4.2 million and interest expense of $7.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily due to CA3 and GA8 acquisitions in July and December 2021 and an increase in interest rates for both CA3 and GA8 portfolios.

The net decrease of approximately $0.1 million in loss from our equity-method investments for the nine months ended September 30, 2022 is primarily due to the increase in the value of the interest rate swap resulting in higher income from the FPH JV.

The net decrease in gain on sale of equity-method investment of approximately $3.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is due to the sale of our equity interest in the Indiana JV (see Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements for further information related to the sale of our interest in the Indiana JV in June 2021).

The net increase in other income of $0.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily due to government COVID related relief funds received by Pennington Gardens.

Liquidity and Capital Resources

As of September 30, 2022, we had approximately $12.1 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

Seven of our debt obligations are long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans that mature between 2039 and 2055. The other debt obligations are short-term loans that mature in July 2024 through December 2026 with variable interest rates (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements).  Due to the current environment of increasing interest rates, this will have a negative effect on our results of operations and therefore, we expect to refinance these short-term loans with long-term, fixed rate HUD-insured debt in 2023.

Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and the operation of properties.  In regards to the Operated Properties, our intent is to stabilize the operations of the facilities and execute long-term triple-net leases with either a new or the existing manager/operator.

Credit Facilities and Loan Agreements

As of September 30, 2022, we had debt obligations of approximately $184.0 million. The outstanding balance by lender is as follows (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding our refinancing arrangements):

●	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $10.0 million maturing September 2053
●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $35.2 million maturing from September 2039 through April 2055
●	CIBC Bank, USA - approximately $106.0 million maturing from July 2024 to December 2024
●	Oxford Finance LLC – approximately $32.8 million maturing from March 2025 to December 2026

Distributions

We made no stockholder distributions during the nine months ended September 30, 2022.

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (loss) income applicable to common stockholders (GAAP)	$(1,988,000)	$(247,000)	$(4,507,000)	$546,000
Adjustments:
Depreciation and amortization	1,805,000	524,000	5,479,000	1,316,000
Depreciation and amortization related to non-controlling interests	(9,000)	(9,000)	(31,000)	(28,000)
Depreciation related to Equity-Method Investments	202,000	253,000	658,000	1,068,000	(1)
Impairment on real estate property in Fantasia I (included in loss from Equity-Method Investments)	138,000	—	1,338,000	—
Gain on sale of property in Fantasia I (included in income from Equity-Method Investments)	—	—	(437,000)	—
Gain on sale of equity-method investment	—	—	—	(3,515,000)
Funds provided by (used in) operations (FFO) applicable to common stockholders	$148,000	$521,000	2,500,000	$(613,000)	(1)
Weighted-average number of common shares outstanding - basic	23,027,978	23,027,978	23,027,978	23,027,978
FFO per weighted average common shares - basic	$0.01	$0.02	$0.11	$(0.03)
Weighted-average number of common shares outstanding - diluted	23,587,253	23,553,606	23,587,253	23,027,978
FFO per weighted average common shares - diluted	$0.01	$0.02	$0.11	$(0.03)
(1)	Revised to exclude $0.2 million above-market lease amortization.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.
(b)	Not applicable.
(c)	During the nine months ended September 30, 2022, we redeemed no shares pursuant to our stock repurchase program.

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

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Kent Eikanas
Date: November 14, 2022	Kent Eikanas
Chief Executive Officer
(Principal Executive Officer)

/s/ Elizabeth A. Pagliarini
Date: November 14, 2022	Elizabeth A. Pagliarini
Chief Financial Officer
(Principal Financial Officer)