Form 10-K
period 2022-12-31
Summit Healthcare REIT, Inc
filed 2023-03-31
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ⌧

As of June 30, 2022 (the last business day of the Registrant’s second fiscal quarter), there were 23,027,978 shares of common stock held by non-affiliates of the Registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was terminated on November 23, 2010, was $8.00.

As of March 21, 2023 there were 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

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

ITEM 1. BUSINESS

Our Company

Summit Healthcare REIT, Inc. (“Summit”), a Maryland corporation, formed in 2004, invests in and owns real estate. We continue to qualify as a real estate investment trust (“REIT”) for federal tax purposes. We are structured as an umbrella partnership REIT, referred to as an “UPREIT,” under which substantially all of our business is conducted through Summit Healthcare Operating Partnership, L.P. (“Operating Partnership”).

We are self-managed and have employees to directly manage our operations. At December 31, 2022, we own a 99.88% general partner interest in the Operating Partnership while Cornerstone Realty Advisors, LLC (“CRA”), a former affiliate, owns a 0.12% limited partnership interest.

Summit and the Operating Partnership are managed and operated as one entity, and Summit has no significant assets other than its investment in the Operating Partnership. Summit, as the sole general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership.

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

As of December 31, 2022, our ownership interests in our 18 real estate properties of senior housing facilities was as follows: 100% ownership of 14 properties and 95.3% ownership interest in four properties held in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% equity interest in an unconsolidated equity-method investment that holds 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds one property, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, and a 10% equity interest in an unconsolidated equity-method investment that holds six properties. In June 2021, we sold our 15% equity interest in an unconsolidated equity-method investment that held 14 properties.

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

As of December 31, 2022 and 2021, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement (as amended, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2022 and 2021, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2022 and 2021, we have a 35% in the Fantasia JV which owns one property as of December 31, 2022 and owned two properties at December 31, 2021.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia II LLC Agreement”) with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2022 and 2021, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC – Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement (“Fantasia III LLC Agreement”) with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2022 and 2021, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC – Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement (“FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2022 and 2021, we have a 10% interest in the FPH JV which owns six properties.

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

SHOP TRS LLC

SHOP TRS LLC (“SHOP TRS”) is our wholly-owned taxable REIT subsidiary formed for the purpose of managing the operations of two of our real estate investment properties that no longer have a lease with an unrelated tenant. Summit is responsible for the operations of these two facilities, Pennington Gardens and Sundial Assisted Living, and has engaged unrelated third-party managers to operate the facilities and hold the licenses. See Note 3 to the accompanying Notes to Consolidated Financial Statements for further information.

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

We continue to believe that raising institutional equity to make acquisitions will be accretive to shareholder value. Our sole source of equity funding since 2015 has been institutional funds raised through a joint venture structure and accounted for as equity-method investments. We still believe this is a prudent strategy for growth; however, in the future, we may raise additional equity capital through alternative methods if warranted by market conditions.

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

Reimbursement

Some states offer Medicaid reimbursement to AL providers as an alternative to institutional long-term care services. And some states seek waivers from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for AL and home health care.

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

Other information

Our executive offices are located at 23382 Mill Creek Drive, Suite 125, Laguna Hills, CA 92653. Our current lease, which covers approximately 5,241 square feet in a two-story office building, expires in December 2028. As of December 31, 2022, we have 10 full-time employees.

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

We believe the value of our stock owned by our stockholders has declined substantially from the issue price. It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, because the amount of funds available for investment was reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. As of December 31, 2022, our estimated per-share value of our common stock was $2.73 per share. Unless our aggregate investments increase in value to compensate for upfront fees and expenses and prior declines in value, it is unlikely that our stockholders will be able to sell their stock without incurring a substantial loss. We cannot assure our stockholders that their stock will ever appreciate in value to equal the price they paid for their stock. Stockholders should consider their stock as an illiquid investment, and they must be prepared to hold their stock for an indefinite period of time.

We have limited liquidity and we may be required to pursue certain measures in order to maintain or enhance our liquidity.

Liquidity is essential to our business and our ability to operate and to fund our existing obligations. We are dependent on external debt financing, joint venture opportunities and cash from our operating properties to fund our ongoing operations. We may not find suitable joint venture partners willing to provide capital at terms acceptable to us or at all. Our access to debt financing depends on the willingness of third parties to provide us with corporate- or asset-level debt. It also depends on conditions in the capital markets generally. A rising interest rate environment makes capital more expensive and more difficult to raise. We cannot be certain that sufficient funding will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient funding on acceptable terms, or at all, we will not be able to operate and/or grow our business, which would likely have a negative impact on the value of our common stock and our ability to make distributions to our stockholders. In such an instance, a lack of sufficient liquidity would have a material adverse impact on our operations, cash flow and financial condition. We may be required to pursue certain measures in order to maintain or enhance our liquidity, including seeking the extension or replacement of our debt facilities, potentially selling assets at unfavorable prices and/or reducing our operating expenses. We cannot assure you that we will be successful in managing our liquidity.

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

We may have difficulty selling our real estate investments, and our ability to distribute all or a portion of the net proceeds from such sale to our stockholders may be limited.

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

There have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control healthcare costs and, more generally, to reform the U.S. healthcare system. Our results of operations may be adversely affected by current and potential future healthcare reforms as our tenants’ operations could be affected impacting their ability to make lease payments to us or, in the case of our operated properties, negatively impacting resident fees and services revenues.

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

The healthcare service industry may be affected by the following:

●	staffing shortages, minimum staffing level mandates, and continued reliance on higher-priced agency healthcare workers;

●	increased costs and decreased occupancy due to COVID-19 and potential future pandemics or contagious outbreaks;
●	trends in the method of delivery of healthcare services, specifically expansion of home-based healthcare;
●	increased acuity of care;
●	competition among healthcare providers;
●	nursing home reform mandates from state and federal governments without increases in reimbursement to fund the mandates;
●	lower increases or decreases in reimbursement rates from government and commercial payors, high uncompensated care expense, investment losses and limited admissions growth pressuring operating profit margins for healthcare providers;
●	liability and workers compensation insurance expense; and
●	health reform initiatives to address healthcare costs through expanded pay-for-performance criteria, value-based purchasing programs, bundled provider payments, accountable care organizations, state health insurance exchanges, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions.

These changes, among others, can adversely affect the economic performance of some or all of the tenants and operators/managers of healthcare properties that we may acquire and, in turn, negatively affect the lease revenues, resident fees and services revenues, and the value of our property investments.

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

Under the current Patient-Driven Payment Model (PDPM), therapy minutes are removed as the basis for payment in favor of resident classifications and anticipated resource needs during the course of a patient’s stay. PDPM assigns every resident a case-mix classification that drives the daily reimbursement rate for that individual. We do not believe that PDPM has adversely affected our tenants; however, lower reimbursement rates may impair a tenant’s ability to meet its financial obligation to us.

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

Our tenants’ revenues are primarily driven by occupancy, private pay rates, and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts and state budget shortfalls. Operating costs continue to increase for our tenants. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating enough cash to make payments to us, our revenues may be reduced and the credit of our tenant and the value of other collateral would have to be relied upon. To the extent the value of such property is reduced, we may need to record an impairment for such asset. Furthermore, if we determine to dispose of an underperforming property, such sale may result in a loss. Any such impairment or loss on sale would negatively affect our financial results.

Future economic weakness may have an adverse effect on our tenants and our operated properties, including their ability to access credit or maintain occupancy and/or private pay rates. If the operations, cash flows or financial condition of our tenants are materially adversely impacted by economic or other conditions, our revenue and operations may be adversely affected. Increased competition may affect our tenants’ ability to meet their obligations to us. The tenants of our properties compete on a local and regional basis with tenants and licensed operators of properties and other healthcare providers that provide comparable services. We cannot be certain that the tenants of all of our facilities will be able to achieve and maintain occupancy and rate levels that will enable them to meet all of their obligations to us. Our tenants are expected to encounter increased competition in the future that could limit their ability to attract residents or expand their businesses.

Potential litigation and rising insurance costs may affect our tenants ability to obtain and maintain adequate liability and other insurance and their ability to make lease payments and fulfill their insurance and indemnification obligations to us.

Our tenants and the Company may be subject to lawsuits filed by advocacy groups that monitor the quality of care at healthcare facilities or by patients, facility residents or their families. Significant damage awards are possible in cases where neglect has been found. This litigation has increased our tenants costs of monitoring and reporting quality of care and has resulted in increases in the cost of liability and medical malpractice insurance. These increased costs may materially adversely affect our tenants ability to obtain and maintain adequate liability and other insurance; manage related risk exposures; fulfill their insurance, indemnification and other obligations to us under their leases or property management agreements, as applicable; or make lease payments to us, as applicable. In addition, from time to time, we may be subject to claims brought against us in lawsuits and other legal proceedings arising out of our alleged actions or the alleged actions of our tenants and operators for which such tenants or operators may have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such pending or future litigation could materially adversely affect our liquidity, financial condition and results of operations and have a material adverse effect on us in the event that we are not ultimately indemnified by our tenants.

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

From time to time, circumstances may require one or more of our subsidiaries to hire a third-party manager to operate and/or become the licensed operator of a senior housing facility, rather than entering into a triple net lease with an independent tenant, although that is not our objective. Hiring a third-party manager to operate or becoming the licensed operator of a facility exposes us to additional operational risks, liabilities and claims that could increase our costs or adversely affect our ability to generate revenues, thereby reducing our profitability. These operational risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), increased cost of compliance, increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies in our operations and decreases in cash flow, which could have a material adverse effect on us. See Note 3 to the accompanying Notes to Consolidated Financial Statements for further information regarding financial issues for two of our owned properties and the impact on us.

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

Risks Associated with Financing

We expect to continue to use short term acquisition financing to acquire properties and otherwise incur other indebtedness, including long-term financing, which will increase our expenses and could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

We have used short term acquisition financing to acquire our healthcare properties. We have also used long-term debt financing to increase the amount of capital available to us and to achieve greater property diversification. We may also acquire properties encumbered with existing financing which cannot be immediately repaid. We may also invest in joint venture entities that borrow funds or issue senior equity securities to acquire properties, in which case our equity interest in the joint venture would be junior to the rights of the lender or preferred stockholders. Our charter limits our borrowings to 300% of our net asset value, as defined in our charter, unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report with an explanation from our independent directors of the justification for the excess borrowing. We may borrow funds for operations, tenant improvements, capital improvements or other working capital needs. We may also borrow funds to make distributions, including but not limited to funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow, if we otherwise deem it necessary or advisable, to ensure that we maintain our qualification as a REIT for federal income tax purposes. To the extent we borrow funds, we may raise additional equity capital or sell properties to pay such debt.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2022, our portfolio consisted of 18 properties, 14 of which we own 100%, and four of which we own through a 95.3% interest in CHP LLC. 16 of the properties are 100% leased, on a triple net basis, to the tenants of the related facilities and the other two properties are each 100% leased to an affiliated subsidiary (see Note 3 to the accompanying Notes to Consolidated Financial Statements under Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial”) owned by our wholly-owned subsidiaries, Summit Chandler LLC and HP Redding LLC, respectively). The following table (excluding the 35 properties held by our unconsolidated Equity-Method Investments) provides summary information regarding these properties:

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

Portfolio Lease Expirations

The following table sets forth lease expiration information for the ten years and thereafter following December 31, 2022. We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

					Percent of
			Base Rent		Total	Percent of
			In Final Year		Leasable	Total
	No. of		of Expiring		Area	Annual Base
Year Ending	Leases		Leases		Expiring	Rent Expiring
December 31	Expiring		(Annual $)		(%)	(%)
2027	3	(1)	1,538,000	(1)	26.6%	7.2%
2029	3		2,418,000		9.6%	11.3%
2030 -2036	12		17,517,000		63.8%	81.5%
	18		$21,473,000		100.0%	100.0%
(1)

See Note 3 to the accompanying Notes to Consolidated Financial Statements for further information regarding the status of the tenant leases in 2022 for Pennington Gardens and Sundial. As the total rental revenue payments for these leases are eliminated in consolidation and are of a short-term nature, the base rent for the final year has not been included in the table above. Resident agreements for the operated properties, Pennington Gardens and Sundial, are short-term and excluded from the table above and revenue is included in resident fees and services in the accompanying statements of operations.

ITEM 3. LEGAL PROCEEDINGS

See Note 11 to the accompanying Notes to Consolidated Financial Statements for a summary of our material legal proceedings.

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

On December 31, 2022, the estimated common stock per-share value is $2.73 per share, adjusted from the previous estimated common stock per-share value of $2.94 established on December 31, 2021. The estimated value per share was based on the methodologies and assumptions described further below. The estimated per-share value determined below is not audited and does not represent the fair value according to U.S. generally accepted accounting principles (“GAAP”) of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets.

As with any valuation methodology, our methodology is based on a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per-share amount, and these differences could be significant. Accordingly, with respect to our estimated per-share value, we can provide no assurance that:

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

Our December 31, 2022 estimated per-share value was calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the current book value of our liabilities, and dividing the total by the number of our common shares outstanding as of December 31, 2022. Our estimated per-share value is the same as our net asset value. Our estimated per-share value does not reflect “enterprise value,” which may include a premium for the portfolio or the potential increase in our share value if we were to list our shares on a national securities exchange. Our estimated per-share value also does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange.

The following is a summary of the valuation methodologies used:

Investments in Real Estate. For purposes of calculating an estimated value per share, we used the value of the 2022 lease payments and applied the current market lease rates for each asset type to determine fair market value of our properties or for recently purchased properties, the current appraised values.

Loans Payable. We reduced the fair value of our investments by the total amount due of our loans payable based on the current book value at December 31, 2022.

Other Assets and Liabilities. The carrying values of our other assets and liabilities are considered to be equal to fair value due to their short maturities. Certain balances, including straight-line rent related assets and liabilities, have been eliminated for the purpose of the valuation due to the fact that the value of those balances have no value or decrement to the assets going forward.

Equity-Method Investments. We estimate the value of our interests in our equity-method investments based on the discounted cash flows and then applying our ownership percentage in the individual equity-method investments after a sale to determine the amount of equity attributable to the Company.

Our estimated per-share value was calculated as follows:

December 31, 2022
Investments in real estate	$9.84
Loans payable	(7.93)
Other assets and liabilities, net	0.26
Equity-Method Investments	0.56
Estimated net asset value per-share	$2.73
Estimated enterprise value premium	None applied
Estimated liquidity discount	None applied
Total estimated per-share value	$2.73

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

Our board of directors reviewed the report prepared by management which recommended an estimated per-share value, and considering all information provided in light of its own knowledge regarding our assets and unanimously agreed upon an estimated value of $2.73 per share, which is consistent with the recommendations of management.

A summary of our estimated per-share value for the last five years at December 31 is as follows:

2022	$2.73
2021	$2.94
2020	$2.90
2019	$2.82
2018	$2.83

Stockholders

As of March 20, 2023 we had approximately 23.0 million shares of common stock outstanding held by 4,230 stockholders of record.

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

Overview

As of December 31, 2022, our ownership interests in our 18 real estate properties of senior housing facilities was as follows: 100% ownership of 14 properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds one property, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, and a 10% equity interest in an unconsolidated equity-method investment that holds six properties (collectively, our “Equity-Method Investments”). In June 2021, we sold our 15% equity interest in an unconsolidated equity-method investment that held 14 properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Current Market and Economic Conditions

The world was, and continues to be, impacted by the COVID-19 pandemic. The healthcare industry was among those most adversely affected by the COVID-19 pandemic. Two of our tenants have experienced a material adverse effect on their operations related to COVID-19, and that has affected their ability to make rent payments in 2022 and 2021 (see Note 3 to the accompanying Notes to Consolidated Financial Statements for further information on its impact to us and see below for the impact on our Equity-Method Investments). We expect the COVID-19 pandemic will continue to adversely affect our tenants’ and our Company’s financial condition and results of operations, including but not limited to, occupancy, resident leases and related resident fees and service revenues, and additional labor and operating expenses. The fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the demand for senior housing and skilled nursing and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity, including recording impairments, lease modifications and credit losses in future periods.

Recently, the broader economy began experiencing increased levels of inflation, higher interest rates and tightening monetary and fiscal policies. The Federal Reserve has increased its targeted range for the federal funds rate, leading to increased interest rates and it foresees further interest rate increases. We currently have fixed and variable interest rates for our loans. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in interest expense. The higher interest rates imposed by the Federal Reserve to address inflation may also adversely impact real estate asset values. In addition, a prolonged period of high and persistent inflation could cause an increase in our expenses. The current market and economic conditions could have a material impact on our business, cash flow and results of operations. It could also impact our ability to find suitable acquisitions, sell properties, and raise equity and debt capital.

Summit Portfolio Properties

At December 31, 2022, our portfolio consisted of 18 real estate properties as noted above in Overview, 16 of which were 100% leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (see Note 3 to the accompanying Notes to Consolidated Financial Statements under Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial”), collectively, the “Operated Properties”) which are operated directly and earn resident fees and service revenue.

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

The following table provides summary information (excluding the 35 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of December 31, 2022:

			Square	Purchase
	Properties	Beds	Footage	Price
SNF	15	1,354	406,135	$181,795,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	18	1,575	542,900	$207,320,000

					2022
					Lease
Property	Location	Date Purchased	Type	Beds	Revenue (1)
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$492,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	525,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	1,412,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	968,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	765,000
Sundial Assisted Living (2)	Redding, CA	December 18, 2013	AL	65	—
Pennington Gardens (2)	Chandler, AZ	July 17, 2017	AL/MC	90	—
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	82	1,065,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	59	475,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	50	453,000
Calhoun Health Center	Calhoun, GA	December 30, 2021	SNF	100	479,000
Maple Ridge Health Care Center	Cartersville, GA	December 30, 2021	SNF	74	1,894,000
Chatsworth Health Care Center	Chatsworth, GA	December 30, 2021	SNF	120	3,459,000
East Lake Arbor	Decatur, GA	December 30, 2021	SNF	103	902,000
Fairburn Health Care Center	Fairburn, GA	December 30, 2021	SNF	120	1,447,000
Grandview Health Care Center	Jasper, GA	December 30, 2021	SNF	60	1,065,000
Rosemont at Stone Mountain	Stone Mountain, GA	December 30, 2021	SNF	149	2,735,000
Willowwood Nursing Center & Rehab	Flowery Branch, GA	December 30, 2021	SNF	100	1,031,000
Total				1,575

(1) Represents lease revenue for the year ended December 31, 2022, based on in-place leases, including straight-line rent and excluding $2.5 million in tenant reimbursement revenue, $0.06 million in above/below market lease amortization and approximately $0.4 million related to the lease terminations and settlement agreements from two former tenants (See Note 3 to the accompanying Notes to Consolidated Financial Statements for further information).

(2) See Note 3 to the accompanying Notes to Consolidated Financial Statements for further information on these two properties. Lease revenue due under the Pennington Gardens and Sundial intercompany leases are eliminated in consolidation and revenue is reflected in resident fees and services in the accompanying consolidated statements of operations for these operated properties.

As of December 31, 2022, our GA8 Properties are considered to be a significant asset concentration as the aggregate net assets of the GA8 Properties were greater than 20% of our total assets due to cross-default provisions in the leases. Audited financial statements are attached as an Exhibit to this Form 10-K.

Summit Equity-Method Investment Portfolio Properties

We continue to believe that raising institutional capital to make acquisitions will be accretive to shareholder value. Our primary source of capital since 2015 has been institutional funds raised through a joint venture structure and accounted for as equity-method investments. We still believe this is a prudent strategy for growth; however, in the future, we may raise additional capital through alternative methods if warranted by market conditions.

A summary of the condensed combined financial data for the balance sheets and statements of income (operations) for all unconsolidated Equity-Method Investments are as follows (see below under Indiana JV for information regarding the sale of our equity interest in the Indiana JV on June 11, 2021 and see Note 5 to the accompanying Notes to Consolidated Financial Statements; accordingly, the financial information for the Indiana JV is not included in the December 31, 2021 combined balance sheet and the year ended December 31, 2021 combined statement of operations below):

	December 31,		December 31,
Condensed Combined Balance Sheets:	2022		2021
Total Assets	$249,540,000		$286,572,000
Total Liabilities	$185,857,000		$213,812,000
Members Equity:
Summit	$5,676,000	(1)	$8,017,000
JV Partners	$58,007,000		$64,743,000
Total Members Equity	$63,683,000		$72,760,000

(1)

See below under each entity for the difference between the total balance of our equity method investments in our consolidated financials statements of approximately $5.2 million versus the balance above of approximately $5.7 million.

	December 31,	December 31,
Condensed Combined Statements of Operations:	2022	2021
Total Revenue:	$35,374,000	$39,710,000
Income from Operations	$(1,864,000)	$14,786,000
Net (Loss) Income	$(8,936,000)	$7,580,000
Summit equity interest in Equity-Method Investments net (loss) income	$(2,281,000)	$932,000
JV Partners interest in Equity-Method Investments net (loss) income	$(6,655,000)	$6,648,000

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

In December 2022, the SUL JV entered into a purchase and sale agreement to sell the two Delaware properties as noted below.

The following reconciles our 10% equity investment in the SUL JV from inception through December 31, 2022:

JV 2 Properties (Colorado, Oregon and Virginia) – April 2015	$1,150,000
Creative Properties (Texas) – October 2015	837,000
Cottage Properties (Wisconsin) – December 2015	1,932,000
Riverglen (New Hampshire) – April 2016	424,000
Delaware Properties – September 2016	1,846,000
Total investments	6,189,000
Income from equity-method investee	924,000
Distributions	(4,687,000)
Total investment at December 31, 2022	$2,426,000	(1)

(1)	At inception of the SUL JV, we recorded a difference in the equity-method investment in the SUL JV JV 2 Properties of approximately $0.1 million.

A summary of the consolidated financial data for the balance sheets and statements of income for the unconsolidated SUL JV, of which we own a 10% equity interest, is as follows:

	December 31,		December 31,
Condensed Consolidated Balance Sheets of SUL JV:	2022		2021
Real estate properties and intangibles, net (2)	$114,544,000		$125,183,000
Cash and cash equivalents	4,511,000		4,929,000
Other assets	12,640,000		14,322,000
Total Assets:	$131,695,000		$144,434,000

Loans payable, net	$89,815,000	(1)	$98,432,000
Other liabilities	8,420,000		8,463,000
Members’ equity:
Best Years	30,920,000		34,568,000
Summit	2,540,000		2,971,000
Total Liabilities and Members’ Equity	$131,695,000		$144,434,000
(1)	In June 2022, the $6.8 million loan payable related to the Cottage Properties was paid off using funds received from the members (Summit’s portion was approximately $650,000).
(2)

In December 2022, the SUL JV changed the operator/managers again for five of their operated properties, which triggered the SUL JV to record an impairment of approximately $6.1 million on the five properties. Additionally, the SUL JV wrote off the straight-line rent receivable of approximately $1.1 million for two properties due to operational issues and recording rents on the cash basis and recorded an impairment of approximately $0.6 million. Additionally, the SUL JV entered into an agreement with a broker to market two properties for sale.

	Year Ended	Year Ended
Condensed Consolidated Statements of Operations of SUL JV:	December 31, 2022	December 31, 2021
Total revenue	$19,927,000	$20,575,000
Property operating expenses	(10,533,000)	(8,532,000)
Net operating income	9,394,000	12,043,000
General and administrative expense	(402,000)	(399,000)
Depreciation and amortization expense	(4,094,000)	(4,733,000)
Impairment on real estate properties	(6,743,000)	—
(Loss) income from operations	(1,845,000)	6,911,000
Interest expense	(4,248,000)	(4,586,000)
Amortization of deferred financing costs	(321,000)	(201,000)
Other income (expense)	(73,000)	470,000
Net (loss) income	$(6,487,000)	$2,594,000

Summit equity interest in SUL JV net (loss) income	$(648,000)	$259,000

As of December 31, 2022, the 17 properties held by SUL JV, our unconsolidated 10% equity-method investment, of which 11 are leased on a triple net basis and six are operated directly, are as follows:

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

Equity-Method Partner - Fantasia Investment III LLC

In 2016 and 2017, through our Operating Partnership, we entered into three separate limited liability company agreements (collectively, the “Fantasia Agreements”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed three separate companies, Summit Fantasia Holdings, LLC (“Fantasia I”), Summit Fantasia Holdings II, LLC (“Fantasia II”) and Summit Fantasia Holdings III, LLC (“Fantasia III”) (collectively, the “Fantasia JVs”). The Fantasia JVs are not consolidated in our consolidated financial statements and are accounted for under the equity-method in our consolidated financial statements. Through the Fantasia JVs, we own a 35% interest in one senior housing facility located in California; a 20% interest in two skilled nursing facilities located in Rhode Island; and a 10% interest in nine skilled nursing facilities located in Connecticut.

The following reconciles our equity investments in the Fantasia JVs from inception through December 31, 2022:

Summit Fantasia Holdings, LLC – October 2016	$2,813,000
Summit Fantasia Holdings II, LLC – February 2017	$1,923,000
Summit Fantasia Holdings III, LLC – August 2017	$1,954,000
Total investment	6,690,000
Loss from Fantasia JVs	(309,000)
Distributions	(3,625,000)
Total Fantasia JV investments at December 31, 2022	$2,756,000	(1)
(1)

During 2022, Summit recorded an aggregate impairment of $0.2 million that reduced the Fantasia I balance to zero. However, there were additional losses at Fantasia I that were allocated to Summit Members’ Equity balance of $0.1 million (not included in the loss from Fantasia JVs above) accounting for the difference in our total Fantasia JV investments at December 31, 2022 of $2.8 million versus $2.9 million under Summit Members’ Equity below.

A summary of the consolidated financial data for the balance sheets and statements of operations for the unconsolidated Fantasia JVs, of which we own a 10% to 35% equity interest, is as follows:

	December 31,	December 31,
Condensed Combined Balance Sheets of Fantasia JVs:	2022	2021
Real estate properties, net (1) (2)	$76,343,000	$88,908,000
Cash and cash equivalents	6,265,000	8,135,000
Assets held for sale(1)	4,776,000	10,454,000
Other assets	4,072,000	6,834,000
Total Assets:	$91,456,000	$114,331,000

Loans payable, net (1)	$54,595,000	$67,154,000
Liabilities held for sale(1)	4,354,000	7,537,000
Other liabilities	6,847,000	8,885,000
Members’ equity:
Fantasia JVs	22,770,000	25,967,000
Summit	2,890,000	4,788,000
Total Liabilities and Members’ Equity	$91,456,000	$114,331,000
(1)	In May 2021, the Fantasia I JV entered into an agreement to sell one of the properties in our Summit Fantasia Holdings, LLC equity-method investment; therefore, such property was accounted for as Held for Sale as of December 31, 2021. In March 2022, the property was sold for $11.0 million and the funds were used to pay down the loan payable associated with the Fantasia I JV. Additionally, in August 2022, the Fantasia I JV entered into an agreement with a broker to market the property, Sun Oak Assisted Living, for sale; and the property is considered as Held For Sale as of December 31, 2022.

(2)	In June and December 2022, the Fantasia I JV recorded an impairment of approximately $3.2 million and $3.2 million, respectively, related to the Summit Citrus Heights (Sun Oak Assisted Living) property. Additionally, in 2022, Summit recorded an aggregate $0.1 million impairment to our Equity-Method Investment in the Fantasia I JV reducing the equity-method investment investment balance to $0.

	Year Ended	Year Ended
Condensed Combined Statements of Operations of Fantasia JVs:	December 31, 2022	December 31, 2021
Total revenue	$13,752,000	$15,520,000
Property operating expenses	(5,539,000)	(6,119,000)
Net operating income	8,213,000	9,401,000
General and administrative expense	(501,000)	(487,000)
Depreciation and amortization expense	(2,323,000)	(2,719,000)
Impairment on real estate property	(6,397,000)	—
Gain on sale of real estate	1,247,000	—
Income from operations	239,000	6,195,000
Interest expense	(3,539,000)	(3,570,000)
Amortization of debt issuance costs	(138,000)	(65,000)
Other income	188,000	741,000
Net (loss) income	$(3,250,000)	$3,301,000

Summit equity interest in Fantasia JVs net (loss) income	$(1,713,000)	$504,000

As of December 31, 2022, the 12 properties in Fantasia JVs, our unconsolidated equity-method investments, are all 100% leased on a triple net basis, and are as follows:

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

During 2022 and continuing into 2023, the tenant/operator of the FPH JV facilities has been and continues to experience cash flow issues due to the following: (1) increased expenses due to inflation, (2) workforce staffing issues, and (3) lower census from pre-pandemic levels due to COVID related issues. As a result, the tenant has not paid rent since August 2022.  Summit, as the manager of the FPH JV, and the tenant are working together to find a solution. As of December 31, 2022, there have been no agreements executed, however, for the months of August, September, and October 2022, the base rents were applied to the tenants’ remaining escrow and security deposits held by the FPH JV. The FPH JV has written off the related straight line rent as a reduction to lease revenue due to uncertainty of resuming the rent payments.

The following reconciles our equity investment in the FPH JV from inception through December 31, 2022:

Iowa properties – November 2017	$929,000
Total investment	929,000
Loss from equity-method investee (including impairment of the Equity-Method Investment balance)	(112,000)
Distributions	(817,000)
Total Fantasia investments at December 31, 2022	$—	(1)
(1)	In December 2022, Summit recorded an impairment of $246,000 for our Equity-Method Investment in the FPH JV due to the issues noted above, reducing the equity-method investment balance to $0.

A summary of the consolidated financial data for the balance sheets and statements of income for the unconsolidated FPH JV is as follows:

	December 31,	December 31,
Condensed Consolidated Balance Sheets of FPH JV:	2022	2021
Real estate properties, net	$23,667,000	$24,840,000
Cash and cash equivalents	1,412,000	1,650,000
Other assets	1,310,000	1,317,000
Total Assets:	$26,389,000	$27,807,000

Loans payable, net	$20,309,000	$20,764,000
Other liabilities	1,517,000	2,577,000
Members’ equity:
Fantasia JVs	4,317,000	4,207,000
Summit	246,000	259,000
Total Liabilities and Members’ Equity	$26,389,000	$27,807,000

	Year Ended	Year Ended
	December 31,	December 31,
Condensed Consolidated Statements of Operations of FPH JV:	2022	2021
Total revenue	$1,695,000	$3,615,000
Property operating expenses	(632,000)	(562,000)
Net operating income	1,063,000	3,053,000
General and administrative expense	(148,000)	(145,000)
Depreciation and amortization expense	(1,173,000)	(1,228,000)
Income from operations	(258,000)	1,680,000
Interest expense	(983,000)	(1,011,000)
Amortization of debt issuance costs	(61,000)	(61,000)
Other income (expense)	2,103,000	1,077,000
Net income	$801,000	$1,685,000

Summit equity interest in FPH JV net income	$80,000	$169,000

As of December 31, 2022, the six properties of our unconsolidated equity-method investment in FPH JV, all of which are 100% leased on a triple net basis, are as follows:

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

Distributions from Equity-Method Investments

For the years ended December 31, 2022 and 2021, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Years Ended December 31,
	2022	2021
Distributions	$1,140,000	$1,814,000

Cash received for distributions	$1,116,000	$2,564,000

Results of Operations

Our results of operations are described below:

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	December 31,
	2022	2021	$ Change
Total rental revenues	$21,957,000	$5,974,000	$15,983,000
Property operating costs	(3,139,000)	(1,023,000)	(2,116,000)
Resident fees and services income	3,678,000	—	3,678,000
Resident costs	(3,713,000)	—	(3,713,000)
Net operating income (1)	18,783,000	4,951,000	13,832,000
Asset management fees	659,000	953,000	(294,000)
Interest income from notes receivable	—	26,000	(26,000)
General and administrative	(4,580,000)	(5,245,000)	665,000
Depreciation and amortization	(7,311,000)	(1,841,000)	(5,470,000)
Loss from equity-method investees	(2,898,000)	(354,000)	(2,544,000)
Gain on sale of equity-method investment	—	3,515,000	(3,515,000)
Other income	252,000	20,000	232,000
Interest expense	(13,534,000)	(2,535,000)	(10,999,000)
Net loss	(8,629,000)	(510,000)	(8,119,000)
Noncontrolling interests’ share in (income) loss	(64,000)	(75,000)	11,000
Net loss applicable to common stockholders	$(8,693,000)	$(585,000)	(8,108,000)
(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident fees and service income less property operating costs and resident costs. NOI excludes asset management fees, interest income from notes receivable, general and administrative expense, depreciation and amortization, income from equity-method investees, other income, and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance, property taxes and other operating expenses, and resident costs are related to the Operated Properties. Net operating income increased approximately $13.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to rental revenues generated from the CA3 and GA8 acquisitions in July and December 2021, respectively.

Asset management fees decreased approximately $0.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 due primarily to the sale of the Indiana JV in June 2021 (see Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements).

The net decrease of approximately $0.6 million in general and administrative expense is primarily due to the write off of expenses associated with a terminated transaction in 2021 of approximately $0.6 million and a decrease in payroll related expense of approximately $0.4 million, offset by an increase in legal fees of $0.3 million and audit-related fees of $0.1 million.

The net increase in depreciation and amortization of $5.5 million and interest expense of $11.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily due to CA3 and GA8 acquisitions in July and December 2021 and an increase in interest rates for both CA3 and GA8 portfolios.

The net increase of approximately $2.5 million in loss from our Equity-Method Investments for the year ended December 31, 2022 is primarily due to the impairment of our equity-method investments of approximately $1.5 million and the impairment of the assets and losses in equity of the Fantasia I JV and SUL JV of approximately $1.0 million.

The net decrease in gain on sale of equity-method investment of approximately $3.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 is due to the sale of our equity interest in the Indiana JV in 2021. (see Note 5 to the accompanying Notes to Consolidated Financial Statements for further information related to the sale of our interest in the Indiana JV in June 2021).

The net increase in other income of $0.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily due to government COVID related relief funds received by Pennington Gardens.

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $11.6 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

Going forward, we expect our primary sources of cash to be rental revenues, equity-method investment distributions and asset management fees. In addition, we may increase cash through the sale of additional properties, which may result in the deconsolidation of properties we already own, or borrowing against currently-owned properties. For the foreseeable future, we expect our primary uses of cash to be for funding future acquisitions, investments in joint ventures, operating expenses, interest expense on outstanding indebtedness and the repayment of principal on loans payable. We may also incur expenditures for renovations of our existing properties, making our facilities more appealing in their market.

Seven of our debt obligations are long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans that mature between 2039 and 2055. The other debt obligations are short-term loans that mature in July 2024 through December 2026 with variable interest rates (see Note 4 to the accompanying Notes to Consolidated Financial Statements). Due to the current environment of increasing interest rates, this may have a negative effect on our results of operations and for that reason, we may refinance these short-term loans with long-term, fixed rate HUD-insured debt, other long-term debt, or a combination of debt and equity in 2023.

Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties. In regard to our Operated Properties, our intent is to stabilize the operations of the facilities and execute long-term triple-net leases with either a new or the existing manager/operator.

Credit Facilities and Loan Agreements

As of December, 2022, we had debt obligations of approximately $183.8 million. The outstanding balance by lender is as follows (see Note 4 to the accompanying Notes to Consolidated Financial Statements for further information regarding our financing arrangements):

●	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $10.0 million maturing September 2053
●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $35.0 million maturing from September 2039 through April 2055
●	CIBC Bank, USA - approximately $106.0 million maturing from July 2024 to December 2024
●	Oxford Finance LLC – approximately $32.8 million maturing from March 2025 to December 2026

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the years ended December 31, 2022 and 2021:

	Year Ended December 31
	2022	2021
Net loss applicable to common stockholders (GAAP)	$(8,693,000)	$(585,000)

Adjustments:
Depreciation and amortization	7,282,000	1,841,000
Depreciation and amortization related to noncontrolling interests	(44,000)	(37,000)
Depreciation related to Equity-Method Investments	859,000	1,302,000
Impairment on real estate property in Fantasia I and SUL JV and impairment of Equity-Method Investments (included in loss from Equity-Method Investments)	3,294,000	—
Gain on sale of property in Fantasia I JV (included in loss from Equity-Method Investments)	(437,000)	—
Gain on sale of equity-method investment	—	(3,515,000)
Funds provided by (used in) operations (FFO) applicable to common stockholders	$2,261,000	$(994,000)

Weighted-average number of common shares outstanding – basic and diluted	23,027,978	23,027,978
FFO per weighted average common shares - basic and diluted	$0.10	$(0.04)
Weighted-average number of common shares outstanding – diluted	23,528,120	23,027,978
FFO per weighted average common shares - diluted	$0.10	$(0.04)

Subsequent Events

See Note 14 to the accompanying Notes to Consolidated Financial Statements for further information regarding subsequent events.

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

The value of in-place leases consisting of tenant origination and absorption costs and leasing commissions avoided is based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, discount rates, and costs to execute similar leases. The value of in-place leases are amortized over the remaining term of the respective leases and included in depreciation and amortization in the consolidated statements of operations. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of their related intangible asset is expensed in the consolidated statements of operations.

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

There were no material changes in the accounting methodology we use to assess impairment charges during the year ended December 31, 2022. We did not record any impairment charges during the years ended December 31, 2022 or 2021.

Revenue Recognition

Revenue Recognition – Rental Revenue

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

Revenue Recognition - Resident Fees and Services

We recognize resident fees and services revenue at the amount that we expect to be entitled to in exchange for providing resident care and services. Resident fees are recognized and billed monthly based on the contracted rate in the resident lease agreements and the reimbursements from Medicaid are based on contracted reimbursement rates. These amounts are paid directly from the residents and/or third-party payors (currently only Medicaid). Revenue is recognized as performance obligations are satisfied. Performance obligations are determined based on the nature of the services provided by us. The majority of resident fees and services is attributable to the portion of the base monthly lease fee in the resident lease agreement. We elected the lessor practical expedient within ASC 842, Leases (“ASC 842”) and recognize the resident fee revenue based upon the predominant component, either the lease or non-lease component, of the contracts. We have determined that the lease component is the predominant component and the services included under the resident agreements have the same timing and pattern of transfer and are performance obligations that are satisfied over time. Resident services consist of care level services and certain other ancillary services (i.e., housekeeping, laundry, etc.). These services are provided and paid for in addition to the standard fees included in each resident lease (i.e., room and board, standard meals, etc.).

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

We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may be other than temporarily impaired and when the carrying value may exceed the fair value. The fair value is estimated based on discounted cash flows models that include all estimated cash flows and terminal values based on an estimated hold period. The discounted cash flows are based on several assumptions including terminal capitalization rates, terminal lease rates, stabilized occupancy, stabilized operating margin, and discount rates. The assumptions are generally based on management’s experience in its real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. If we believe that there is an other-than temporary decline in the value of an equity method investment, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of such equity-method investment.

For the year ended December 31, 2022, we recorded impairment in two of our Equity-Method Investments. See Note 5 to the accompanying Notes to Consolidated Financial Statements for further information.

No impairments of our Equity-Method Investments were recorded as of December 31, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, under the supervision of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, as of December 31, 2022, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that these disclosure controls and procedures are effective.

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

Based on their evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

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

J. Steven Roush, CPA, age 76, serves on our Audit, Independent Directors, Compensation and Investment Committees. Mr. Roush chairs our Board of Directors and our Audit Committee. Mr. Roush’s terms on our Board and the Committees noted above expire on the date of the 2023 Annual Meeting. Mr. Roush retired from PricewaterhouseCoopers (PWC) in 2007 after 39 years, 30 of those as a Partner. Mr. Roush brings experience in a diverse number of industries ranging from manufacturing, non-profits and retail (restaurants) with concentrations in real estate (office, residential, hospitality and commercial) telecommunications and pharmaceutical. He has a background in dealing with both private and public company boards of directors. Mr. Roush has a Bachelor of Science Degree in Accounting from Drake University and an Executive Masters Professional Director Certification from the American College of Corporate Directors. Mr. Roush has served on our Board since 2014.

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

Suzanne Koenig, age 62, serves on our Audit, Independent Directors, Compensation and Investment Committees. Ms. Koenig’s terms on our Board and the Committees noted above expire on the date of the 2023 Annual Meeting. Ms. Koenig is president and founder of SAK Management Services LLC, a nationally recognized long-term care management and healthcare consulting services company, where she has worked for over 20 years.  With over 35 years of extensive experience as an owner and operator, Ms. Koenig offers specialized skills in operations improvement, staff development and quality assurance with particular expertise in marketing, census development and operations enhancement for the whole spectrum of senior housing, long-term care and other healthcare entities requiring turnaround services. Ms. Koenig has served on our Board since 2015.

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

Ms. Koenig brings to our Board over 40 years of experience in operating long-term care facilities. Ms. Koenig offers the practical perspective of the challenges and opportunities confronting healthcare providers in managing the changing dynamics of this industry.  She is a Certified Turnaround Practitioner, a Licensed Nursing Home Administrator and a Licensed Social Worker in multiple states where she has worked.

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

Kent Eikanas, age 53, currently serves as our Chief Executive Officer and Secretary. Further information regarding Mr. Eikanas’ business experience and specific skills that qualify him to serve as a director of the Company is set forth below in the “Executive Officers” section. Mr. Eikanas’ term on our Board expires on the date of the 2023 Annual Meeting. Mr. Eikanas has served on our Board since 2016.

Executive Officers

Mr. Kent Eikanas is our Chief Executive Officer. Our Chief Operating Officer, Chief Financial Officer, and Treasurer is Ms. Elizabeth Pagliarini.

Kent Eikanas, age 53, currently serves as our Chief Executive Officer and Secretary. Mr. Eikanas has served as Chief Executive Officer since August 2019, President since September 2012, and previously served as Chief Operating Officer from July 2012 through August 2019. He has successfully transitioned the Company from industrial properties to senior housing, building the Company portfolio to 54 assets under management. From 2008 to 2012, Mr. Eikanas served as Vice President of Senior Housing for a private equity group, where he closed over $100 million in senior housing real estate refinances, dispositions and acquisitions. In addition, Mr. Eikanas was responsible for asset management of over $700 million in senior housing assets, was a key contributor to the launch of a skilled nursing operating company based in Dallas, Texas, as well as helped grow the operating company from 14 facilities to 35 facilities. From 2003 to 2008, Mr. Eikanas was the Vice President of Acquisitions for a private real estate company and closed over $200 million in senior housing real estate. Mr. Eikanas has overseen licensing for skilled nursing facilities, assisted living facilities and memory care facilities in California, Texas, Rhode Island, Oregon and Pennsylvania. Mr. Eikanas graduated from California State University Sacramento with a Bachelor of Arts Degree in Psychology and a minor in Business Administration. Mr. Eikanas is often asked to speak and has presented at industry conferences and events both in the Unites States and abroad, including as a panelist in 2012 on a question-and-answer webinar about buying, valuing and selling skilled nursing facilities hosted by Irving Levin Associates, as a speaker in 2015 at the IBC Asia 2nd Healthcare Facilities Asia conference in Singapore and 2019, Mr. Eikanas was a panelist on BDO’s Adapting to Changing Market Winds Healthcare REITs and Private Equity and a speaker at Senior Living 100 Conference 2019.

Elizabeth Pagliarini, age 52, currently serves as our Chief Operating Officer, Chief Financial Officer and Treasurer and has been with the Company since June 2014. She has served as Chief Financial Officer and Treasurer since September 2014 and Chief Operating Officer since August 2019. Ms. Pagliarini is a seasoned executive with over 30 years of experience in financial services and investment banking having held positions including chief executive officer, president, chief financial officer and chief compliance officer. Ms. Pagliarini successfully broke the “glass ceiling” in her mid-twenties as chief executive officer and chairwoman of the board of an investment brokerage subsidiary of a public company in Beverly Hills, California. She also co-founded a boutique investment bank and registered broker-dealer. Prior to working at Summit, Ms. Pagliarini was a principal at a securities litigation and financial consulting firm since 2001 and chief compliance officer and FINOP (financial and operations principal) at a Los Angeles-based investment bank from 2005-2008.  Ms. Pagliarini received her Bachelor of Science in Business Administration with a concentration in Finance from Valparaiso University where she was honored with their highest academic award, the Presidential Scholarship. She is also a Certified Fraud Examiner (CFE).

Ms. Pagliarini is a member of the Board of Directors of First Foundation Inc. (NASDAQ: FFWM), and serves on its audit, compensation and nominating and governance committees.  She has served as Chairwoman of the Mission Viejo, California Investment Advisory Commission and is an advisory board member of The CFO Executive Summit of Southern California.  In addition, she proudly serves on the Emeritus Board of Directors for Forever Footprints, a non-profit organization that provides support to families that have suffered the loss of a baby during pregnancy or infancy and educates the medical community to improve quality of care and response. In 2020, Ms. Pagliarini was awarded with the Lifetime Achievement Award at the Orange County Business Journal’s CFO of the Year Awards after receiving nominations for CFO of the Year in both 2019 and 2020. She has also been named one of “20 Women to Watch” by OC Metro magazine and nominated for The Orange County Business Journal’s Women in Business Award. Additionally, she has been honored by Step Up Women’s Network as the recipient of their prestigious Commitment to Philanthropy Volunteer Award and by Forever Footprints as the winner of their Compassion Award.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of our Board and our executive officers. The Code of Business Conduct and Ethics can be accessed through our website: www.summithealthcarereit.com/code-of-business-conduct-and-ethics.

No Changes to Director Nomination Procedures

Since the date of our proxy statement for our 2022 Annual Meeting, there have been no changes to the procedures by which our stockholders may recommend nominees to our Board.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain information concerning compensation for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2022 and 2021.

Name and
Principal				Option	All Other
Position	Year	Salary	Bonus	Awards	Comp		Total
Kent Eikanas Chief Executive	2022	$458,260	$15,000	$—	$12,200	(1)	$485,460
Officer and Secretary	2021	$425,760	$409,375	$—	$11,600	(2)	$846,735
Elizabeth Pagliarini Chief Financial Officer,	2022	$433,260	$15,000	$—	$12,200	(1)	$460,460
Chief Operating Officer and Treasurer	2021	$400,760	$409,375	$—	$11,600	(2)	$821,735
(1)	This amount relates to the employer matching 401(K) contributions earned in 2022 which were paid in 2023.
(2)	This amount relates to the employer matching 401(K) contributions earned in 2021 which were paid in 2022.

Employment Agreements with Named Executive Officers

The Company has entered into employment agreements with each of its named executive officers, Kent Eikanas, Chief Executive Officer and Secretary, and Elizabeth Pagliarini, Chief Operating Officer, Chief Financial Officer, and Treasurer which expire in October 2024. These employment agreements were approved by the Company’s Compensation Committee and Board of Directors. Each employment agreement has a three-year term and contains standard terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a special cash payment following a change in control of the Company. The base salaries for each of Mr. Eikanas and Ms. Pagliarini are subject to annual merit increases. Effective January 1, 2022, the Company’s Compensation Committee approved an increase in the base salaries for each of Mr. Eikanas and Ms. Pagliarini to $445,000 and $420,000 per year, respectively. Effective July 1, 2022, the Company’s Compensation Committee approved an increase in the base salaries for each of Mr. Eikanas and Ms. Pagliarini to $470,000 and $445,000 per year, respectively.

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

The following table summarizes the annual compensation received by our independent directors for the fiscal year ended December 31, 2023.

	Fees Earned or
	Paid in Cash in	Stock
Name	2022	Awards	Total
J. Steven Roush	$82,000	$—	$82,000
Suzanne Koenig	$62,000	$—	$62,000

During fiscal year 2022, we paid each of our independent directors’ compensation as follows:

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

Outstanding Equity Awards as of December 31, 2022

The following table presents information regarding the outstanding equity awards held by each of our named executive officers as of December 31, 2022, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options -	Options -	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Kent Eikanas	300,000	—	$1.72	12/22/2025
Kent Eikanas	109,678	—	$2.02	12/1/2026
Kent Eikanas	100,000	—	$2.04	4/1/2027
Kent Eikanas	26,167	—	$2.26	11/7/2027
Kent Eikanas	120,000	—	$2.24	4/1/2028
Kent Eikanas	225,000	—	$2.26	3/1/2029
Elizabeth Pagliarini	100,000	—	$1.72	12/17/2025
Elizabeth Pagliarini	73,118	—	$2.02	12/1/2026
Elizabeth Pagliarini	70,000	—	$2.04	4/1/2027
Elizabeth Pagliarini	17,445	—	$2.26	11/7/2027
Elizabeth Pagliarini	80,000	—	$2.24	4/1/2028
Elizabeth Pagliarini	225,000		$2.26	3/1/2029

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Our equity compensation plan information as of December 31, 2022 is as follows:

	Number of Securities to be	Weighted Average
	Issued Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance
Equity compensation plans approved by security holders	1,948,908	$2.10	1,051,092
Equity compensation plans not approved by security holders	—	—	—
Total	1,948,908	$2.10	1,051,092

OWNERSHIP OF EQUITY SECURITIES

Security Ownership of Certain Beneficial Owners

There are no persons known to the Company to beneficially own 5% or more of our outstanding common stock.

Security Ownership of Management

The following table sets forth information as of March 15, 2023, regarding the beneficial ownership of our common stock by each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 23,027,978 shares of common stock outstanding as of March 15, 2023.

	Amount and Nature
	of Beneficial	Percentage
Name of Beneficial Owner	Ownership (1)	of Class
Kent Eikanas	880,845	3.8%
Elizabeth Pagliarini	565,563	2.5%
J. Steven Roush	160,000	*
Suzanne Koenig	110,000	*
All current directors and executive officers as a group (4 persons)	1,716,408	7.5%
*	Less than 1%.
(1).	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 15, 2023. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the securities listed are pledged as security.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Independent Directors Committee has reviewed the material transactions between the Company and our affiliates (including CRA, our former advisor) since the beginning of 2022, as well as any such currently proposed transactions. Set forth below is a description of such transactions.

Our Relationship with Our Equity-Method Investments

We currently have an interest in five equity-method investments (collectively, “Equity-Method Investments”) (see Note 5 to the Notes to Consolidated Financial Statements). We serve as the manager of our Equity-Method Investments and provide various services in exchange for fees and reimbursements. Under the agreements, as the manager, we are paid an annual asset management fee based on the properties in the portfolios, as defined in the agreements. All asset management fees are paid to Summit Healthcare Asset Management, LLC (“SAM TRS”), our consolidated taxable REIT subsidiary, and expenses incurred by us, as the manager, are reimbursed from SAM TRS.

For the year ended December 31, 2022, we recorded approximately $0.7 million in asset management fees as the manager of the Equity-Method Investments.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table lists the aggregate fees billed for services rendered by BDO USA, LLP, our principal accountant, for 2022 and 2021:

Services	2022	2021
Audit Fees(1)	$394,000	$388,000
Audit Related Fees(2)	—	120,000
Total	$394,000	$508,000
(1)

Audit fees for 2022 and 2021 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, consents, and other audit services related to filings with the SEC.

(2)	Audit related fees for 2021 consisted of property level audits for U.S. Department of Housing and Urban Development (“HUD”) compliance and related fees and audits in connection with acquisitions.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Equity for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

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

Stockholders and Board of Directors

Summit Healthcare REIT, Inc

Lake Forest, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Healthcare REIT, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Real Estate Properties for Potential Impairment

As discussed in Note 3 to the consolidated financial statements, the Sundial Assisted Living and Pennington Gardens facilities experienced a material adverse effect on their operations related to COVID-19 and other operator issues that affected their ability to make rent payments. As a result, the Company terminated the leases with the operators in 2022. The properties have continued to experience losses through December 31, 2022. The Company evaluates real estate properties for impairment on a property-by-property basis when events or circumstances indicate that the carrying value might not be recoverable. Impairments, when present, are measured as the amount by which the carrying amount of the property exceeds the fair value of the property. No impairments were recorded for the year ended December 31, 2022.

We identified the evaluation of the Sundial Assisted Living and Pennington Gardens properties for potential impairment as a critical audit matter. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition, which requires management to make assumptions with respect to holding periods, net operating income, and capitalization rates. Auditing these elements and assumptions involved increased auditor judgment and effort.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of the significant assumptions used in management’s recoverability analysis including intended holding periods and forecasts of future net operating income for the Sundial Assisted Living and Pennington Gardens properties by comparing to historical results.
●	Evaluating third party market information, including the impacts of the COVID-19 pandemic on the industry and capitalization rates, to assess the reasonableness of the undiscounted future cash flows.
●	Evaluating comparable sales to corroborate the undiscounted future cash flows used for the Sundial Assisted Living and Pennington Gardens properties.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013.

Costa Mesa, California

March 31, 2023

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$11,572,000	$10,488,000
Restricted cash	2,591,000	2,673,000
Real estate properties, net	173,127,000	179,102,000
Intangible lease assets, net	13,704,000	14,687,000
Tenant and other receivables, net	5,020,000	3,386,000
Deferred leasing commissions, net	387,000	466,000
Other assets, net	1,720,000	422,000
Equity-method investments	5,182,000	7,902,000
Total assets	$213,303,000	$219,126,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$5,585,000	$2,551,000
Security deposits	4,651,000	4,651,000
Loans payable, net of debt issuance costs	180,169,000	180,370,000
Total liabilities	190,405,000	187,572,000

Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at December 31, 2022 and 2021	23,000	23,000
Additional paid-in capital	116,432,000	116,401,000
Accumulated deficit	(93,734,000)	(85,041,000)
Total stockholders’ equity	22,721,000	31,383,000
Noncontrolling interests	177,000	171,000
Total equity	22,898,000	31,554,000
Total liabilities and equity	$213,303,000	$219,126,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022 and 2021

	2022	2021
Revenues:
Total rental revenues	$21,957,000	$5,974,000
Resident fees and services	3,678,000	—
Asset management fees	659,000	953,000
Interest income from notes receivable	—	26,000
Total operating revenue	26,294,000	6,953,000

Expenses:
Property operating costs	3,139,000	1,023,000
Resident costs	3,713,000	—
General and administrative	4,580,000	5,245,000
Depreciation and amortization	7,311,000	1,841,000
Total operating expenses	18,743,000	8,109,000

Operating income (loss)	7,551,000	(1,156,000)

Loss from equity-method investees	(2,898,000)	(354,000)
Gain on sale of equity-method investment	—	3,515,000
Other income	252,000	20,000
Interest expense	(13,534,000)	(2,535,000)
Net loss	(8,629,000)	(510,000)
Noncontrolling interests’ share in net (income) loss	(64,000)	(75,000)
Net loss applicable to common stockholders	$(8,693,000)	$(585,000)

Earnings per common share:
Basic and diluted:
Net loss applicable to common stockholders	$(0.38)	$(0.03)

Weighted average shares used to calculate earnings per common share:
Basic and diluted	23,027,978	23,027,978

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2022 and 2021

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2021	23,027,978	$23,000	$116,335,000	$(84,456,000)	$31,902,000	$195,000	$32,097,000
Stock-based compensation	—	—	66,000	—	66,000	—	66,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(99,000)	(99,000)
Net (loss) income	—	—	—	(585,000)	(585,000)	75,000	(510,000)
Balance — December 31, 2021	23,027,978	$23,000	$116,401,000	$(85,041,000)	$31,383,000	$171,000	$31,554,000
Stock-based compensation	—	—	31,000	—	31,000	—	31,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(58,000)	(58,000)
Net (loss) income	—	—	—	(8,693,000)	(8,693,000)	64,000	(8,629,000)
Balance — December 31, 2022	23,027,978	$23,000	$116,432,000	$(93,734,000)	$22,721,000	$177,000	$22,898,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net loss	$(8,629,000)	$(510,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs	912,000	108,000
Depreciation and amortization	7,311,000	1,841,000
Amortization of above/below market lease intangible	64,000	32,000
Straight line rents	(1,467,000)	377,000
Stock-based compensation expense	31,000	66,000
Gain on sale of equity-method investment	—	(3,515,000)
Loss from equity-method investees	2,898,000	354,000
Change in operating assets and liabilities:
Tenant and other receivables, net	(2,000)	763,000
Other assets	(143,000)	682,000
Accounts payable and accrued liabilities	2,223,000	114,000
Security deposits	—	4,064,000
Net cash provided by operating activities	3,198,000	4,376,000

Cash flows from investing activities:
Real estate acquisitions	—	(150,664,000)
Additions to real estate and other assets	(506,000)	—
Investments in equity-method investees	(1,111,000)	(590,000)
Proceeds from sale of equity-method investment	—	5,411,000
Distributions received from equity-method investees	769,000	1,888,000
Payments from notes receivable	—	262,000
Net cash used in investing activities	(848,000)	(143,693,000)

Cash flows from financing activities:
Proceeds from issuance of loans payable	—	138,750,000
Payments of loans payable	(1,113,000)	(1,061,000)
Distributions paid to noncontrolling interests	(58,000)	(99,000)
Debt issuance costs	(177,000)	(2,703,000)
Net cash (used in) provided by financing activities	(1,348,000)	134,887,000
Net increase (decrease) in cash, cash equivalents and restricted cash	1,002,000	(4,430,000)
Cash, cash equivalents and restricted cash — beginning of year	13,161,000	17,591,000
Cash, cash equivalents and restricted cash – end of year	$14,163,000	$13,161,000

Supplemental disclosure of cash flow information:
Cash paid for interest:	$11,318,000	$2,014,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95 % of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated within our financial statements and owns four properties (the “JV Properties”) with another partially owned subsidiary.

As of December 31, 2022 and 2021, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April, 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements (see Note 5). As of December 31, 2022 and 2021, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2022 and 2021, we have a 35% in the Fantasia JV which owns one property as of December 31, 2022 and owned two properties at December 31, 2021.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia II LLC Agreement”) with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2022 and 2021, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC - Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2022 and 2021, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC – Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2022 and 2021, we have a 10% interest in the FPH JV which owns six properties.

Indiana JV– Equity-Method Investment

In June 2021, we sold our 15% interest in the Indiana joint venture (the “Indiana JV”) for approximately $5.4 million. See Note 5 for further information.

The Indiana JV was not consolidated in our consolidated financial statements and was accounted for under the equity-method prior to the sale of our equity interest. As of December 31, 2022 and 2021, we had a 0% interest in the Indiana JV which owned 14 properties.

Taxable REIT Subsidiaries

Summit Healthcare Asset Management, LLC

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

SHOP TRS LLC

SHOP TRS LLC (“SHOP TRS”) is our wholly-owned taxable REIT subsidiary that is the sole member for two of our real estate properties that no longer have a lease with an unrelated tenant.  Each of these properties are leased to an affiliated subsidiary (see Note 3 under Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial”), collectively, the “Operated Properties”) and the operations are consolidated in our financial statements.

Coronavirus (COVID-19)

The world was, and continues to be, impacted by the COVID-19 pandemic. The healthcare industry was among those most adversely affected by the COVID-19 pandemic. Two of our tenants have experienced a material adverse effect on their operations related to COVID-19, which has affected their ability to make rent payments in 2022 and 2021 (see Note 3 for further information on its impact on us).  Additionally, see Note 5 for further issues related to our Equity-Method Investments.

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

Use of Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on various assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. The most significant estimates made include that of real estate acquisition valuation and the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at relative fair value, the evaluation of potential impairment of long-lived assets and equity method investments, and the estimated useful lives of real estate assets and intangibles.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2022, we had cash accounts in excess of FDIC-insured limits. To date, the Company has not experienced losses or lack of access to cash in its cash and cash equivalent accounts.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows:

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$11,572,000	$10,488,000
Restricted cash	2,591,000	2,673,000
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$14,163,000	$13,161,000

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

Impairment of Real Estate Properties

We evaluate the recoverability of the carrying value of our real estate properties on a property-by-property basis. We review our properties for recoverability when events or circumstances, including changes in the Company’s use of property or the strategy for its overall business, plans to sell a property before its depreciable life has ended, occupancy changes, significant near-term lease expirations, significant deteriorations of the underlying cash flows of the property, and other market factors indicate that the carrying amount of the property may not be recoverable. Impairment is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the years ended December 31, 2022 or 2021.

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

As of and for the year ended December 31, 2022, our equity method investments in the Fantasia JV and FPH JV were measured at fair value, on a nonrecurring basis using unobservable (level 3) inputs. We estimated the fair value of our equity-method investments based on discounted future cash flows. As a result, we recognized an impairment loss of $0.4 million (See Note 5).

There were no assets or liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2022.

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

As of December 31, 2022 and 2021, the fair value of our HUD-insured loans payable was $38.9 million and $52.5 million, compared to the principal balance (excluding debt discount) of $45.0 million and $46.1 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy. As of December 31, 2022 and 2021, we believe the carrying amounts of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

At December 31, 2022 and 2021, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

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

Tenant and Other Receivables

Tenant and other receivables are comprised mainly of the cumulative amount of future adjustments necessary to present tenant rental income on a straight-line basis, accounts receivable due from residents for our Operated Properties, asset management fees and distributions receivable.

Allowance for Credit Losses

The allowance for credit losses is maintained on all receivables except for lease receivables and is maintained at a level believed adequate to absorb potential losses in our receivables. The determination of the credit allowance is based on a quarterly evaluation of each of these receivables, including general economic conditions and estimated collectability. We evaluate the collectability of our receivables based on a combination of credit quality indicators, including, but not limited to, payment status, historical charge-offs, and financial strength of the lessee or equity method investment. A receivable is considered to have deteriorated in credit quality when, based on current information and events, it is probable that we will be unable to collect all amounts due. As of December 31, 2022 and 2021, the allowance for credit losses is immaterial.

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

Deferred Leasing Commissions

Leasing commissions (paid to CRA prior to April 1, 2014) were capitalized at cost and are being amortized on a straight-line basis over the related lease term. As of December 31, 2022 and 2021, total costs incurred were $1.0 million and $1.1 million, respectively, and the unamortized balance was approximately $0.4 million and $0.5 million, respectively. Amortization expense for each of the years ended December 31, 2022 and 2021 was approximately $79,000 and $70,000, respectively.

Other Assets

Other assets consist primarily of deferred financing costs, deposits, prepaid insurance, property taxes and other and corporate assets. Additionally, other assets will be amortized to expense over their future service periods. Balances without future economic benefit are expensed as they are identified.

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

We evaluate our Equity-Method Investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. If it is determined that a decline in the fair value of our investments is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors. For the year ended December 31, 2022, we recorded impairment of approximately $0.4 million related to our equity-method investments.  We did not record any impairments related to our equity-method investments for the year ended December 31, 2021.

Rental Revenue

We recognize rental revenue based on FASB Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”). This requires a lessor to classify leases as either sales-types, finance or operating leases. A lease will be treated as a sales-type lease if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results.  After evaluating our tenant leases, we have concluded that these are operating leases. Additionally, as lessors we elected to not separate lease and nonlease components in a contract for the purpose of revenue recognition and disclosure.

Additionally, where real estate taxes and insurance expenses were paid directly by our tenants to taxing authorities, we do not record any revenue or expense.  For our triple-net leasing arrangements in which the tenant remits payment for certain costs to us and we pay the vendor, we have reported the amounts gross in total rental revenues and property operating costs on the consolidated statements of operations. We also made an accounting policy election to keep short-term leases less than twelve months off the balance sheet for all classes of underlying assets.

Additionally, under Topic 842, we must assess if substantially all payments due under the lease are likely to be collected.  If tenant lease payments are not likely to be collected, then the revenues will be recognized on a cash basis (or if the answer changes at a later date, the revenues are adjusted to reflect what it would have been on a cash basis) and the adjustments will be recorded through rental revenues, rather than bad debt expense. During 2022 and 2021, we determined that two of our leases were uncollectible (see Note 3) and therefore, we recorded rental revenue received from those tenants on the cash basis.

Resident Fees and Services Revenue

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

Asset Management Fees

We record asset management fee revenue based on ASC 606, Revenue from Contracts with Customers (Topic 606). We earn our asset management fees based on a percentage of the purchase price or equity raised. As the manager, our duty is to manage the day-to-day operations of the special-purpose entities which own the properties. Asset management fees are recognized as a single performance obligation (managing the properties) comprised of a series of distinct services (handling issues with our tenants, etc.). We believe that the overall service of asset management is substantially the same each day and has the same pattern of performance over the term of the agreement. As a result, each day of service represents a performance obligation satisfied at that point in time. These fees are recognized at the end of each period for services performed during that period, billed monthly and paid quarterly.

Stock-Based Compensation

We record stock-based compensation expense for share-based payments to employees and directors, including grants of stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized ratably over the vesting term and is included in general and administrative expense in our consolidated statements of operations. Forfeitures are recognized as they occur. See Note 12 for further information.

Noncontrolling Interest in Consolidated Subsidiary

Noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by us. As of December 31, 2022 and 2021, the noncontrolling interest mainly relates to CHP, LLC.

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

Income Taxes

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate for the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2018 and subsequent years, and state income tax returns are subject to audit for the year ended December 31, 2017 and subsequent years.

We have elected to treat SAM TRS and SHOP TRS as taxable REIT subsidiaries, which generally may engage in any business, including the provision of customary or non-customary services for our tenants. Both TRS’ are treated as a regular corporation and are subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. SAM TRS has deferred tax assets related to their net operating losses (“NOL”) for a total of $2,523,000 and $1,779,000, respectively, which has a full valuation allowance as of December 31, 2022 and 2021. SHOP TRS has deferred tax assets related to their NOL for a total of $862,000, which has a full valuation allowance as of December 31, 2022. Due to the losses incurred and the full valuation allowance on deferred tax assets, there was no tax provision related to SAM TRS or SHOP TRS in 2022 and 2021.

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

Basic and Diluted Net Income (Loss) and Distributions per Common Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares are calculated in accordance with the treasury stock method. For the years ended December 31, 2022 and 2021, all stock options outstanding were considered to be anti-dilutive.

Reclassification of Intangible Lease Assets

The following table provides a reconciliation for the reclassification of our intangible lease assets as of December 31, 2021 in our consolidated balance sheets to conform to the presentation as of December 31, 2022:

	As previously reported	Increase (decrease)	As reclassified
Real estate properties, net	$192,862,000	$(13,760,000)	$179,102,000
Intangible lease assets, net	$—	$14,687,000	$14,687,000
Other assets, net	$1,349,000	$(927,000)	$422,000
Total assets	$219,126,000	$—	$219,126,000

The intangible lease assets related to our acquisitions in 2021 were reclassified from real estate properties, net and other assets, net into a separate line item as of December 31, 2022. The result of this reclassification did not have any effect on our total assets, liabilities, accumulated deficit, net loss or statements of cash flows.

3. Investments in Real Estate Properties

As of December 31, 2022 and 2021, investments in real estate properties including those held by our consolidated subsidiaries (excluding the 35 properties owned by our unconsolidated Equity-Method Investments) are set forth below:

	December 31,	December 31,
	2022	2021
Land	$15,565,000	$15,565,000
Buildings and improvements	166,989,000	166,989,000
Less: accumulated depreciation	(15,985,000)	(11,395,000)
Buildings and improvements, net	151,004,000	155,594,000
Furniture and fixtures	12,440,000	12,137,000
Less: accumulated depreciation	(5,882,000)	(4,194,000)
Furniture and fixtures, net	6,558,000	7,943,000
Real estate properties, net	$173,127,000	$179,102,000

Depreciation and amortization expense (excluding intangible lease amortization and leasing commission amortization) for the years ended December 31, 2022 and 2021 was approximately $6.3 million and $1.8 million, respectively.

As of December 31, 2022, our portfolio consisted of 18 real estate properties, 16 of which were 100% leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (see below under Pennington Gardens Operations LLC and Sundial Operations LLC)

During 2022 and 2021, our tenants for the Pennington Gardens and Sundial Assisted Living facilities experienced a material adverse effect on their operations related to COVID-19 and other operator issues, that affected their ability to make their rent payments in 2022 and 2021. As a result, we experienced the following impacts:

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

On February 3, 2022, the current receiver, who was acting as the operator, received the license to be the licensed operator.  As such, on February 10, 2022, the tenant’s lease was terminated, and we received $0.2 million from the tenant as part of the settlement agreement and lease termination which is recorded in total rental revenues in the consolidated statements of operations for the year ended December 31, 2022. Concurrently, we entered into a new lease agreement with Pennington Gardens Operations LLC, the newly formed operating company for Pennington Gardens, which is a wholly owned subsidiary of SHOP TRS.  As such, the operations of Pennington Gardens are consolidated in our financial statements beginning February 11, 2022, and all intercompany transactions have been eliminated. For the period from February 11, 2022 through December 31, 2022, revenues from Pennington Gardens Operations are recorded under resident fees and services and costs are recorded under resident costs in the consolidated statements of operations.

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

On June 6, 2022, the new operator received approval to be the licensed operator of the facility and the previous tenant’s lease was terminated. We received $0.2 million from the tenant as part of the settlement agreement and lease termination, which is recorded in total rental revenues in the consolidated statements of operations for the year ended December 31, 2022. On June 7, 2022, we entered into a new lease agreement with Sundial Operations LLC, the newly formed operating company for Sundial Assisted Living, which is a wholly owned subsidiary of SHOP TRS. As such, the operations of Sundial Assisted Living are consolidated in our financial statements as of June 7, 2022. For the period from June 7, 2022 through December 31, 2022, revenues from Sundial Operations are recorded under resident fees and services and costs are recorded under resident costs in the consolidated statements of operations.

The following table provides summary information regarding our portfolio (excluding the 35 properties owned by our unconsolidated Equity-Method Investments and the $12.75 million loan from Oxford (see Note 4) with Summit Georgia Holdings LLC, our wholly-owned subsidiary) as of December 31, 2022:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$4,000,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,511,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	11,327,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	5,853,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,600,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,684,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,039,000
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	10,715,000	8,014,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	4,780,000	3,575,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	4,560,000	3,412,000
Calhoun Health Center	Calhoun, GA	December 30, 2021	SNF	7,670,000	6,549,000
Maple Ridge Health Care Center	Cartersville, GA	December 30, 2021	SNF	13,548,000	11,568,000
Chatsworth Health Care Center	Chatsworth, GA	December 30, 2021	SNF	29,785,000	25,432,000
East Lake Arbor	Decatur, GA	December 30, 2021	SNF	15,640,000	13,354,000
Fairburn Health Care Center	Fairburn, GA	December 30, 2021	SNF	14,644,000	12,503,000
Grandview Health Care Center	Jasper, GA	December 30, 2021	SNF	10,061,000	8,591,000
Rosemont at Stone Mountain	Stone Mountain, GA	December 30, 2021	SNF	23,908,000	20,414,000
Willowwood Nursing Center & Rehab	Flowery Branch, GA	December 30, 2021	SNF	14,744,000	12,589,000
Total:				$207,320,000	$171,015,000

(1)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing operating leases (not including intercompany leases) for our consolidated properties as of December 31, 2022 are as follows:

Years ending December 31,
2023	17,983,000
2024	18,272,000
2025	18,566,000
2026	18,865,000
2027	19,168,000
Thereafter	146,294,000
$239,148,000

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

4. Loans Payable

As of December 31, 2022 and 2021, loans payable consisted of the following

	December 31, 2022	December 31, 2021
Loans payable to Lument (formerly ORIX Real Estate Capital, LLC) (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and as of December 31, 2022 and 2021, collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial and Friendship Haven.	$34,976,000	$35,934,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	10,039,000	10,194,000

Loan payable to CIBC Bank, USA in monthly installments of approximately of $106,000 including cash collateral fund payments, variable interest rate as noted below (8.2% and 5% at December 31, 2022 and 2021, respectively), due in July 2024, and as of December 31, 2022, collateralized by Yucaipa Hill Post Acute, Creekside Post Acute and University Post Acute.	15,000,000	15,000,000

Loan payable to CIBC Bank, USA in monthly installments of approximately $600,000 (interest only through December 2023) variable interest rate as noted below (7.7% and 4% at December 31, 2022 and 2021, respectively), due in December 2024, and as of December 31, 2022, collateralized by Calhoun Health Center, Maple Ridge Health Care Center, Chatsworth Health Care Center, East Lake Arbor, Fairburn Health Care Center, Grandview Health Care Center, Rosemont at Stone Mountain, and Willowwood Nursing Center & Rehab.	91,000,000	91,000,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $260,000 (interest only through maturity), variable interest rate as noted below (15.1% and 12% at December 31, 2022 and 2021, respectively) due in March 2025, collateralized in second position by Calhoun Health Center, Maple Ridge Health Care Center, Chatsworth Health Care Center, East Lake Arbor, Fairburn Health Care Center, Grandview Health Care Center, Rosemont at Stone Mountain, and Willowwood Nursing Center & Rehab.	20,000,000	20,000,000

Mezzanine Loan payable to Oxford Finance, LLC in monthly installments of approximately $168,000 (interest only through maturity), variable interest rate as noted below (15.1% and 12% at December 31, 2022 and 2021, respectively) due in December 2026, secured by the equity interests of our wholly-owned subsidiary, Summit Georgia Holdings LLC, the parent holding company for the GA8 Properties.	12,750,000	12,750,000
	183,765,000	184,878,000
Less debt issuance costs	(3,596,000)	(4,508,000)
Total loans payable	$180,169,000	$180,370,000

As of December 31, 2022, we have total debt obligations of approximately $183.8 million that will mature between 2024 and 2055. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of December 31, 2022, we were in compliance with all of our debt covenants.

During the years ended December 31, 2022 and 2021, we incurred approximately $12.0 million and $2.4 million of interest expense, respectively (excluding debt issuance costs amortization and interest expense related to the Oxford mezzanine loan as noted below (“Oxford Monthly Fee”)), related to our loans payable.

During the years ended December 31, 2022 and 2021, we incurred approximately $0.6 million and $0 million of interest expense, respectively, related to the Oxford Monthly Fee, which is included in interest expense in our consolidated statements of operations.

In connection with our loans payable, we incurred debt issuance costs. As of December 31, 2022 and 2021, the unamortized balance of the debt issuance costs was approximately $3.6 million and $4.5 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method.

For the years ended December 31, 2022 and 2021, approximately $0.9 million and $0.1 million, respectively, of debt issuance costs were amortized and included in interest expense in our consolidated statements of operations.

The principal payments due on the loans payable (excluding debt issuance costs and cash collateral funds) for each of the five following years and thereafter ending December 31 are as follows:

Principal
Year	Amount
2023	1,158,000
2024	107,201,000
2025	21,246,000
2026	14,042,000
2027	1,460,000
Thereafter	38,658,000
$183,765,000

The following information notes our loan activity:

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

5. Equity-Method Investments

As of December 31, 2022 and 2021, the balances of our Equity-Method Investments were approximately $5.2 million and $7.9 million, respectively, and are as follows:

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

For the year ended December 31, 2022, we invested approximately $821,000 related to capital calls for the SUL JV. During 2022, the SUL JV entered into agreements with brokers to market three properties for sale, however, no agreements for such sales have been executed and due to the provisions under the HUD-insured loans payable, none of the properties are considered held for sale as of December 31, 2022. In 2022, the SUL JV recorded an aggregate impairment charge of approximately $6.8 million on several of the properties in the SUL JV and we recorded our 10% share of the impairment of approximately $0.7 million in loss from equity-method investees in the consolidated statements of operations.

As of December 31, 2022 and 2021, the balance of our equity-method investment related to the SUL JV was approximately $2.4 million and $2.9 million, respectively.

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

For the year ended December 31, 2022, we invested approximately $290,000 related to capital calls for the Fantasia JV. In 2022, the Fantasia JV recorded an impairment charge of approximately $6.4 million on one of the properties in the Fantasia JV and we recorded our 35% share of the impairment of approximately $2.2 million in loss from equity-method investees in the consolidated statements of operations. Additionally, we determined the fair value of our investment in the Fantasia JV to be impaired and recorded an aggregate impairment of $0.2 million and wrote off distributions receivable of approximately $0.2 million in 2022, which is recorded in the loss from equity-method investees in the consolidated statements of operations for the year ended December 31, 2022, and consequently, reduced our equity-method investment balance to $0.

In August 2022, the Fantasia JV agreed to sell its remaining property, Sun Oak Assisted Living; therefore the property is considered as held for sale in the Fantasia JV as of December 31, 2022.

As of December 31, 2022 and 2021, the balance of our equity-method investment related to the Fantasia JV was approximately $0 and $2.0 million.

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

As of December 31, 2022 and 2021, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.2 million and $1.3 million, respectively.

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

As of December 31, 2022 and 2021, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.6 million and $1.5 million, respectively.

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

In December 2022, Summit recorded an impairment of approximately $0.2 million in the FPH JV due to issues related to tenant operations, which is recorded in the loss from equity-method investees in the consolidated statements of operations for the year ended December 31, 2022, and consequently, reduced our equity-method investment balance to $0.

As of December 31, 2022 and 2021, the balance of our equity-method investment related to the FPH JV was approximately $0 and $0.2 million, respectively.

Indiana JV

In June 2021, we sold our 15% interest in the Indiana JV for approximately $5.4 million in cash. For the year ended December 31, 2021, we recorded approximately $3.5 million in gain on the sale from this equity-method investment which is included in our consolidated statements of operations under gain on sale of equity-method investment.

As of December 31, 2022 and 2021, we have a 0% interest in the Indiana JV.

Summarized Financial Data for Equity-Method Investments

Our Equity-Method Investments are significant equity-method investments in the aggregate.

The results of operations of our Equity-Method Investments for the year ended December 31, 2022 are summarized below:

		Fantasia	Fantasia	Fantasia	FPH	Combined
	SUL JV	JV	II JV	III JV	JV	Total
Revenue	$19,927,000	$2,556,000	$2,863,000	$8,333,000	$1,695,000	$35,374,000
Income (loss) from operations	$(1,845,000)	$(5,818,000)	$1,991,000	$4,066,000	$(258,000)	$(1,864,000)
Net income (loss)	$(6,487,000)	$(5,979,000)	$1,066,000	$1,663,000	$801,000	$(8,936,000)
Summit interest in Equity-Method Investments net income (loss)	$(648,000)	$(2,092,000)	$213,000	$166,000	$80,000	$(2,281,000)	(1)
(1)

Included in the loss from equity-method investees in the consolidated statements of operations is an additional $0.6 million of impairments and write off of distributions related to the Fantasia JV and FPH JV Equity-Method Investments for the year ended December 31, 2022.

The results of operations of our Equity-Method Investments for the year ending December 31, 2021 are summarized below:

		Fantasia	Fantasia	Fantasia	FPH	Indiana		Combined
	SUL JV	JV	II JV	III JV	JV	JV		Total
Revenue	$20,575,000	$3,591,000	$3,716,000	$8,213,000	$3,615,000	$(3,166,000)	(1)	$36,544,000
Income (loss) from operations	$6,911,000	$129,000	$1,935,000	$4,131,000	$1,680,000	$(5,093,000)		$9,693,000
Net income (loss)	$2,594,000	$298,000	$988,000	$2,015,000	$1,685,000	$(8,567,000)		$(987,000)
Summit interest in Equity-Method Investments net income (loss)	$259,000	$104,000	$198,000	$202,000	$169,000	$(1,286,000)		$(354,000)
(1)	This amount includes the revenues of the Indiana JV prior to the sale of our 15% interest, which include $1.5 million in above market lease amortization and $2.1 million in straight-line rent receivable write off related to a change in the collectability assessment for lease payments due from the Indiana JV’s tenants as well as $0.5 million in interest income.

Distributions from Equity-Method Investments

As of December 31, 2022 and 2021, we have distributions receivable, which is included in tenant and other receivables in our consolidated balance sheets, as follows:

	December 31,	December 31,
	2022	2021
SULH JV	$259,000	$273,000
Fantasia JV	—	205,000
Fantasia II JV	55,000	54,000
Fantasia III JV	22,000	22,000
FPH JV	64,000	28,000
Total	$400,000	$582,000

For the years ended December 31, 2022 and 2021, we received cash distributions, which are included in our cash flows from operating activities in the change in tenant and other receivables, and cash flows from investing activities, using the cumulative earnings approach, as follows:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Total Cash	Cash Flow	Cash Flow	Total Cash	Cash Flow	Cash Flow
	Distributions	from	from	Distributions	from	from
	Received	Operating	Investing	Received	Operating	Investing
SUL JV	$615,000	$—	$615,000	$837,000	$259,000	$578,000
Fantasia JV	—	—	—	—	—	—
Fantasia II JV	311,000	213,000	98,000	301,000	197,000	104,000
Fantasia III JV	134,000	134,000	—	500,000	202,000	298,000
FPH JV	56,000	—	56,000	153,000	18,000	135,000
Indiana JV	—	—	—	773,000	—	773,000
Total	$1,116,000	$347,000	$769,000	$2,564,000	$676,000	$1,888,000

Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in the agreements. For the years ended December 31, 2022 and 2021, we recorded approximately $0.7 million and $1.0 million, respectively, in asset management fees from our Equity-Method Investments.

6. Receivables

Tenant and Other Receivables, net

Tenant and other receivables, net consists of:

	December 31,	December 31,
	2022	2021
Straight-line rent receivables	$3,862,000	$2,395,000
Distribution receivables from Equity-Method Investments	400,000	582,000
Asset management fees	375,000	323,000
Other receivables	383,000	86,000
Total	$5,020,000	$3,386,000

7. Related Party Transactions

Equity-Method Investments

See Notes 5 and 6 for further discussion of distributions and asset management fees related to our Equity-Method Investments.

8. Intangible Lease Assets

Intangible lease assets as of December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
In-place leases	$13,778,000	$13,778,000
Less: accumulated amortization	(937,000)	(18,000)
In-place leases, net	12,841,000	13,760,000
Above-market leases	959,000	959,000
Less: accumulated amortization	(96,000)	(32,000)
Above-market leases, net	863,000	927,000
Total intangible lease assets, net	$13,704,000	$14,687,000

For the year ended ended December 31, 2022 and 2021, amortization expense for intangible lease assets was approximately $1.0 million and $50,000, respectively, of which approximately $64,000 and $32,000, respectively, relates to the amortization of above-market leases which is included within rental revenues in the accompanying consolidated statements of operations.

Expected future amortization of the intangible lease assets as of December 31, 2022 and for each of the five following years and thereafter ending December 31 are as follows:

Years ending December 31,
2023	$980,000
2024	980,000
2025	980,000
2026	980,000
2027	980,000
Thereafter	8,804,000
$13,704,000

9. Right of Use Asset – Operating Lease

On April 1, 2022, we entered into a temporary space license agreement (“Temporary License”) and a standard office lease (“New Lease”) with Lakehills CM-CG LLC (collectively, the “LH Lease”).

The Temporary License, for space located in Laguna Hills, California, began on April 22, 2022 and expired on November 15, 2022. We were entitled to use such office space at no cost during the term of the Temporary License.

Concurrent with the execution of the Temporary License, we entered into the New Lease, as amended, which began on November 16, 2022 for a period of sixty-six and one half (66 ½) months, with a five-year renewal option. The office space subject to the New Lease is also located in Laguna Hills, California. The New Lease provides for the abatement of the base rent for the second full calendar month (January 2023) through the seventh full calendar month of the lease term (June 2023). The initial annual base rent is $204,399 and increases three percent (3%) each year on the anniversary date of the commencement of the New Lease.

The LH Lease is classified as an operating lease. A right of use (“ROU”) asset represents the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The LH Lease did not provide an explicit rate of interest; therefore we used an estimated incremental borrowing rate of 5% based on a fully collateralized and fully amortizing loan with a maturity date of the same length as the lease that is based on information available at the commencement date in determining the present value of lease payments. At inception, we recorded an ROU asset and lease liability of approximately $0.9 million. As a result, the Company had non-cash activity of $0.9 million for the ROU asset obtained in exchange for new operating lease liabilities. The LH Lease does not contain material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to the LH Lease as of December 31, 2022 is as follows:

Component	Consolidated Balance Sheet Caption
Right of use asset - operating	Other assets, net	$833,000
Lease liability - operating	Accounts payable and accrued liabilities	$933,000

Lease expense is presented as part of continuing operations within general and administrative expenses in the consolidated statements of operations. For the year ended December 31, 2022, we recognized approximately $87,000 in lease expense related to this lease. The lease payments are classified within operating activities in the consolidated statements of cash flows. As of December 31, 2022, we paid approximately $26,000 in lease payments and the weighted average remaining lease term is 5.3 years.

Pursuant to ASC 842, lease payments on the LH Lease for each of the four following years and thereafter ending December 31 are as follows:

Year	Lease payments
2023	$103,000
2024	211,000
2025	217,000
2026	224,000
2027	231,000
Thereafter	98,000
Total lease payments	$1,084,000
Less imputed interest	(151,000)
Total lease liability	$933,000

10. Concentration of Risk

As of December 31, 2022, we owned eight properties in Georgia, four properties in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 35 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, as of December 31, 2022, we leased our 16 real estate properties to 14 different tenants under long-term triple net leases. For the year ended December 31, 2022, three of the 14 tenants each had rental revenue greater than 10% (16%, 14%, and 10%).

As of December 31, 2021, we leased our 18 real estate properties to 16 different tenants under long-term triple net leases. For the year ended December 31, 2021, three of the sixteen tenants each had rental revenue greater than 10% (38%, 26%, and 16%).

As of December 31, 2022, our GA8 Properties are considered to be a significant asset concentration as the aggregate net assets of the GA8 Properties were greater than 20% of our total assets due to cross-default provisions in the leases.

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

Legal Proceedings

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”). HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. On October 22, 2019, the Third Circuit granted HCRE’s appeal, reversing the District Court and holding that HCRE could assert the adversary complaint seeking damages for violation of the automatic stay.  The Company filed a Petition for Rehearing on November 5, 2019 asserting that HCRE is not entitled to assert a claim for damages for violation of the automatic stay. This Petition was denied and the mandate was issued sending the matter back to the Bankruptcy Court. The Bankruptcy Court held a status conference on February 4, 2021, and subsequently entered scheduling orders to govern discovery and pretrial matters, and discovery is ongoing. The parties have filed dispositive motions, including a motion filed by the Company and the petitioning creditors for judgment on the pleadings.  On February 4, 2022, the Bankruptcy Court entered an order denying the motion for judgment on the pleadings on the basis that the Bankruptcy Court would consider the points raised therein after trial.  The Bankruptcy Court also entered an order denying HCRE’s motion to dismiss certain counterclaims and severing certain other counterclaims asserted by the petitioning creditors and the Company against HCRE on jurisdictional grounds, with the effect that such counterclaims may be pursued in the United States District Court. Trial in the Bankruptcy Court was conducted on January 9 and 10, 2023, with final concluding arguments presented on January 19, 2023. At the conclusion of the trial, the Bankruptcy Court took the matter under advisement and has not yet issued a decision. Based on the assessment by management, the Company believes that a loss is currently not probable or estimable under ASC 450, “Contingencies”, and as of December 31, 2022 and 2021 no accrual has been made with regard to the claim.

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

12. Equity

Distributions

The Company declared no cash distributions per common share during the years ended December 31, 2022 and 2021.

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

The Incentive Plan provides that the total number of shares of common stock that may be issued is 3,000,000, of which 1,051,092 is available for future issuances as of December 31, 2022.

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

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022
Stock options granted	81,000
Expected volatility	36.50%
Expected term	5.75	years
Risk-free interest rate	2.53%
Dividend yield	0%
Fair value per stock option	$0.91

In December 2022, the Compensation Committee of the Board of Directors approved the issuance of 80,000 stock options under our Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan (“Incentive Plan”) to be issued to our non-executive employees in 2023.

The following table summarizes our stock options as of December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2021	1,871,908	$2.09
Granted	—
Exercised	—
Cancelled/forfeited	(4,000)	2.26
Options outstanding at December 31, 2021	1,867,908	$2.09
Granted	81,000	2.35
Exercised	—
Cancelled/forfeited	—
Options outstanding at December 31, 2022	1,948,908	$2.10	4.99	$1,235,000

Options exercisable at December 31, 2022	1,884,713	$2.09	4.85	$1,210,000

For our outstanding non-vested options as of December 31, 2022, the weighted average grant date fair value per share was $0.90. As of December 31, 2022, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
2023	25,000
2024	25,000
2025	8,000
$58,000

The stock-based compensation expense reported for the years ended December 31, 2022 and 2021 was approximately $31,000 and $66,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

13. Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2022 and 2021, we operate in one reportable segment: healthcare real estate and although our portfolio is located throughout the United States, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We are managed as one segment, rather than multiple segments for internal purposes and for internal decision making.

14. Subsequent Events

None.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

Date: March 31, 2023	By:	/s/ Kent Eikanas
Kent Eikanas
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2023.

Name	Title

/s/ Kent Eikanas	Chief Executive Officer and Secretary
Kent Eikanas	(Principal Executive Officer)

/s/ Elizabeth A. Pagliarini	Chief Operating Officer, Chief Financial Officer, and Treasurer
Elizabeth A. Pagliarini	(Principal Financial Officer and Principal Accounting Officer)

/s/ J. Steven Roush	Director
J. Steven Roush

/s/ Suzanne Koenig	Director
Suzanne Koenig

/s/ Kent Eikanas	Director
Kent Eikanas

EXHIBIT INDEX

Ex.	Description
3.1	Amendment and Restatement of Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006).
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

10.25

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

10.26

Mezzanine Term Loan and Security Agreement between Summit Georgia Holdings LLC, a Georgia limited liability company, as borrower, and Oxford Finance LLC, dated December 30, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 6, 2022).

10.27

Standard Office lease between Lakehills CM-CG LLC, a Delaware limited liability company, as landlord, and Summit Healthcare REIT, Inc., as tenant, dated April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2022).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Current Report on Form 8-K filed on June 23, 2014).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of BDO USA, LLP (filed herewith).
23.2	Consent of Warren Averett, LLC (filed herewith).
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Combined Financial Statements of GA8 Tenants as of and for the years ended December 31, 2022 and 2021 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document