Form 10-Q
period 2023-03-31
Summit Healthcare REIT, Inc
filed 2023-05-15
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2023, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$11,515,000	$11,572,000
Restricted cash	2,695,000	2,591,000
Real estate properties, net	171,697,000	173,127,000
Intangible lease assets, net	13,459,000	13,704,000
Tenant and other receivables, net	5,195,000	5,020,000
Other assets, net	2,059,000	2,107,000
Equity-method investments	5,225,000	5,182,000
Total assets	$211,845,000	$213,303,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$6,152,000	$5,585,000
Security deposits	4,651,000	4,651,000
Loans payable, net of debt issuance costs	180,113,000	180,169,000
Total liabilities	190,916,000	190,405,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at March 31, 2023 and December 31, 2022	23,000	23,000
Additional paid-in capital	116,439,000	116,432,000
Accumulated deficit	(95,710,000)	(93,734,000)
Total stockholders’ equity	20,752,000	22,721,000
Noncontrolling interests	177,000	177,000
Total equity	20,929,000	22,898,000
Total liabilities and equity	$211,845,000	$213,303,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Total rental revenues	$5,366,000	$5,541,000
Resident fees and services	1,369,000	408,000
Asset management fees	147,000	165,000
Total operating revenue	6,882,000	6,114,000

Expenses:
Property operating costs	806,000	773,000
Resident costs	1,211,000	375,000
General and administrative	1,104,000	1,048,000
Depreciation and amortization	1,809,000	1,837,000
Total operating expenses	4,930,000	4,033,000

Operating income	1,952,000	2,081,000

Income from equity-method investees	125,000	642,000
Other income	96,000	2,000
Interest expense	(4,132,000)	(3,031,000)
Net loss	(1,959,000)	(306,000)
Noncontrolling interests’ share in net (income) loss	(17,000)	(19,000)
Net loss applicable to common stockholders	$(1,976,000)	$(325,000)

Basic and diluted loss per common share:
Net loss applicable to common stockholders	$(0.09)	$(0.01)

Weighted average shares used to calculate basic and diluted earnings per common share	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2023	23,027,978	$23,000	$116,432,000	$(93,734,000)	$22,721,000	$177,000	$22,898,000
Stock-based compensation	—	—	7,000	—	7,000	—	7,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(17,000)	(17,000)
Net (loss) income	—	—	—	(1,976,000)	(1,976,000)	17,000	(1,959,000)
Balance — March 31, 2023	23,027,978	$23,000	$116,439,000	$(95,710,000)	$20,752,000	$177,000	$20,929,000

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2022	23,027,978	$23,000	$116,401,000	$(85,041,000)	$31,383,000	$171,000	$31,554,000
Stock-based compensation	—	—	8,000	—	8,000	—	8,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(18,000)	(18,000)
Net (loss) income	—	—	—	(325,000)	(325,000)	19,000	(306,000)
Balance — March 31, 2022	23,027,978	$23,000	$116,409,000	$(85,366,000)	$31,066,000	$172,000	$31,238,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,959,000)	$(306,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs	228,000	227,000
Depreciation and amortization	1,809,000	1,831,000
Amortization of above-market lease intangible	16,000	16,000
Straight-line rents	(303,000)	(374,000)
Stock-based compensation expense	7,000	8,000
Income from equity-method investees	(125,000)	(642,000)
Change in operating assets and liabilities:
Tenant and other receivables, net	251,000	184,000
Other assets, net	17,000	(135,000)
Accounts payable and accrued liabilities	597,000	2,660,000
Net cash provided by operating activities	538,000	3,469,000

Cash flows from investing activities:
Additions to real estate and other assets	(145,000)	—
Investment in equity-method investees	(156,000)	(69,000)
Distributions received from equity-method investees	115,000	133,000
Net cash (used in) provided by investing activities	(186,000)	64,000

Cash flows from financing activities:
Payments of loans payable	(284,000)	(275,000)
Distributions paid to noncontrolling interests	(17,000)	(18,000)
Deferred financing costs	(4,000)	—
Net cash used in financing activities	(305,000)	(293,000)

Net increase in cash, cash equivalents and restricted cash	47,000	3,240,000
Cash, cash equivalents and restricted cash – beginning of period	14,163,000	13,161,000
Cash, cash equivalents and restricted cash – end of period	$14,210,000	$16,401,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,795,000	$2,000,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated within our condensed consolidated financial statements and owns four properties (the “JV Properties”) with another partially owned subsidiary. As of March 31, 2023 and December 31, 2022, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2023 and December 31, 2022, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia JV”). The Fantasia JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2023 and December 31, 2022, we have a 35% interest in the Fantasia JV which owns one property.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2023 and December 31, 2022, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2023 and December 31, 2022, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2023 and December 31, 2022, we have a 10% interest in the FPH JV which owns six properties.

Taxable REIT Subsidiaries

Summit Healthcare Asset Management, LLC

Summit Healthcare Asset Management, LLC (“SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia JV, Fantasia II JV, Fantasia III JV, and FPH JV (collectively, our “Equity-Method Investments”), and provide management services in exchange for fees and reimbursements. All asset management fees earned by us are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS. See Notes 5 and 7 for further information.

SHOP TRS LLC

SHOP TRS LLC (“SHOP TRS”) is our wholly-owned taxable REIT subsidiary that is the sole member for two of our real estate properties that are leased to an affiliated subsidiary (see Note 3 under Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial Assisted Living”), collectively, the “Operated Properties”) and the operations are consolidated in our condensed consolidated financial statements.

Coronavirus (COVID-19)

The world was, and continues to be, impacted by the COVID-19 pandemic. The healthcare industry was among those most adversely affected by the COVID-19 pandemic. In 2022, two of our tenants experienced a material adverse effect on their operations related to COVID-19, which affected their ability to make rent payments in 2022 and resulted in the termination of the leases and becoming Operated Properties (see Note 3 for further information). Additionally, see Note 5 for further discussion related to our Equity-Method Investments.

The extent to which COVID-19 could continue to impact our business, cash flow and results of operations is highly uncertain and cannot be predicted with confidence. The fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the demand for senior housing and skilled nursing and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity, including recording impairments, lease modifications and credit losses in future periods.

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

The accompanying condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2022 consolidated financial statements and contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2022 have been omitted in this report.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$11,515,000	$11,572,000
Restricted cash	2,695,000	2,591,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$14,210,000	$14,163,000

3. Investments in Real Estate Properties

As of March 31, 2023 and December 31, 2022, our investments in real estate properties, including those held by our consolidated subsidiaries (excluding the 35 properties owned by our unconsolidated Equity-Method Investments), are set forth below:

	March 31,	December 31,
	2023	2022
Land	$15,565,000	$15,565,000
Buildings and improvements	166,989,000	166,989,000
Less: accumulated depreciation	(17,125,000)	(15,985,000)
Buildings and improvements, net	149,864,000	151,004,000
Furniture and fixtures	12,560,000	12,440,000
Less: accumulated depreciation	(6,292,000)	(5,882,000)
Furniture and fixtures, net	6,268,000	6,558,000
Real estate properties, net	$171,697,000	$173,127,000

For the three months ended March 31, 2023 and 2022, depreciation expense (excluding lease intangibles amortization and leasing commission amortization) was approximately $1.6 million and $1.6 million, respectively.

As of March 31, 2023, our portfolio consisted of 18 real estate properties, 16 of which were 100% leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (see below under Pennington Gardens Operations LLC and Sundial Operations LLC).

During 2022, our tenants for the Pennington Gardens and Sundial Assisted Living facilities experienced a material adverse effect on their operations related to COVID-19 and other operator issues that affected their ability to make their rent payments in 2022. As a result, we experienced the following impacts:

Pennington Gardens Operations LLC

In February 2022, our former tenant’s lease was terminated and we received approximately $0.2 million under a settlement agreement which is recorded in total rental revenues in the condensed consolidated statements of operations. Concurrently, we entered into a management agreement with a new operator that began operating the facility, Pennington Gardens and we entered into a new lease agreement with Pennington Gardens Operations LLC, the newly formed operating company for Pennington Gardens, which is a wholly owned subsidiary of SHOP TRS. As such, the operations of Pennington Gardens are consolidated in our financial statements beginning February 11, 2022, and all intercompany transactions have been eliminated. For the three months ended March 31, 2023 and for the period from February 11, 2022 through March 31, 2022, revenues from Pennington Gardens Operations are recorded under resident fees and services and costs are recorded under resident costs in the condensed consolidated statements of operations.

Sundial Operations LLC

In June 2022, our former tenant’s lease was terminated and we entered into a management agreement with a new operator that began operating the facility, Sundial Assisted Living. Concurrently, we entered into a new lease agreement with Sundial Operations LLC, the newly formed operating company for Sundial Assisted Living, which is a wholly owned subsidiary of SHOP TRS. As such, for the three months ended March 31, 2023, the operations of Sundial Assisted Living are consolidated in our financial statements and revenues from Sundial Assisted Living are recorded under resident fees and services and costs are recorded under resident costs in the condensed consolidated statements of operations.

The following table provides summary information regarding our portfolio (excluding the 35 properties owned by our unconsolidated Equity-Method Investments and the $12.75 million loan from Oxford Finance, LLC (“Oxford”) (see Note 4) with Summit Georgia Holdings LLC, our wholly-owned subsidiary) as of March 31, 2023:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$3,959,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,473,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	11,274,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	5,790,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,565,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,670,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	10,000,000
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	10,715,000	8,014,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	4,780,000	3,575,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	4,560,000	3,411,000
Calhoun Health Center	Calhoun, GA	December 30, 2021	SNF	7,670,000	6,549,000
Maple Ridge Health Care Center	Cartersville, GA	December 30, 2021	SNF	13,548,000	11,568,000
Chatsworth Health Care Center	Chatsworth, GA	December 30, 2021	SNF	29,785,000	25,432,000
East Lake Arbor	Decatur, GA	December 30, 2021	SNF	15,640,000	13,354,000
Fairburn Health Care Center	Fairburn, GA	December 30, 2021	SNF	14,644,000	12,503,000
Grandview Health Care Center	Jasper, GA	December 30, 2021	SNF	10,061,000	8,591,000
Rosemont at Stone Mountain	Stone Mountain, GA	December 30, 2021	SNF	23,908,000	20,414,000
Willowwood Nursing Center & Rehab	Flowery Branch, GA	December 30, 2021	SNF	14,744,000	12,589,000
Total:				$207,320,000	$170,731,000
(1)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the 35 properties owned by our unconsolidated Equity-Method Investments and the intercompany lease between our wholly-owned subsidiaries: Summit Chandler LLC and Pennington Gardens, and HP Redding LLC and Sundial) as of March 31, 2023, for the period from April 1, 2023 to December 31, 2023 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
April 1, 2023 to December 31, 2023	$13,494,000
2024	18,272,000
2025	18,566,000
2026	18,865,000
2027	19,168,000
Thereafter	146,294,000
$234,659,000

2023 Acquisitions

None.

2022 Acquisitions

None.

Impairment of Real Estate Properties

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the three months ended March 31, 2023 or 2022.

4. Loans Payable

As of March 31, 2023 and December 31, 2022, our loans payable consisted of the following:

.
	March 31, 2023	December 31, 2022
Loans payable to Lument (formerly ORIX Real Estate Capital, LLC) (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and as of March 31, 2023 and December 31, 2022, collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial and Friendship Haven.	$34,731,000	$34,976,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	10,000,000	10,039,000

Loan payable to CIBC Bank, USA in monthly installments of approximately of $133,000 including cash collateral fund payments, variable interest rate (8.7% and 8.2% at March 31, 2023 and December 31, 2022, respectively), due in July 2024, and as of December 31, 2022, collateralized by Yucaipa Hill Post Acute, Creekside Post Acute and University Post Acute (“CA3 Properties”).	15,000,000	15,000,000

Loan payable to CIBC Bank, USA in monthly installments of approximately $600,000 (interest only through December 2023) variable interest rate (8.2% and 7.7% at March 31, 2023 and December 31, 2022, respectively), due in December 2024, and collateralized by Calhoun Health Center, Maple Ridge Health Care Center, Chatsworth Health Care Center, East Lake Arbor, Fairburn Health Care Center, Grandview Health Care Center, Rosemont at Stone Mountain, and Willowwood Nursing Center & Rehab (“GA8 Properties”).	91,000,000	91,000,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $260,000 (interest only through maturity), variable interest rate (15.7% and 15.1% at March 31, 2023 and December 31, 2022, respectively) due in March 2025, collateralized in second position by the GA8 Properties.	20,000,000	20,000,000

Mezzanine Loan payable to Oxford Finance, LLC in monthly installments of approximately $168,000 (interest only through maturity), variable interest rate (15.7% and 15.1% at March 31, 2023 and December 31, 2022, respectively) due in December 2026, secured by the equity interests of our wholly-owned subsidiary, Summit Georgia Holdings LLC, the parent holding company for the GA8 Properties.	12,750,000	12,750,000
	183,481,000	183,765,000
Less debt issuance costs	(3,368,000)	(3,596,000)
Total loans payable	$180,113,000	$180,169,000

As of March 31, 2023, we have total debt obligations of approximately $183.5 million that will mature between 2024 and 2055. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of March 31, 2023, we were in compliance with all of our debt covenants or have requested or received a waiver.

During the three months ended March 31, 2023 and 2022, we incurred approximately $3.9 million and $2.6 million of interest expense, respectively, excluding debt issuance costs amortization and interest expense related to the Oxford mezzanine loan as noted below (“Oxford Monthly Fee”), related to our loans payable.

In connection with our loans payable, we incurred debt issuance costs. As of March 31, 2023 and December 31, 2022, the unamortized balance of the debt issuance costs was approximately $3.4 million and $3.6 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended March 31, 2023 and 2022, $0.2 million and $0.2 million, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

During the three months ended March 31, 2023 and 2022, we incurred approximately $0 million and $0.2 million of interest expense related to the Oxford Monthly Fee which is included in interest expense in our condensed consolidated statements of operations.

The principal payments due on the loans payable (excluding debt issuance costs) for the period from April 1, 2023 to December 31, 2023 and for each of the four following years and thereafter ending December 31 are as follows:

Principal
Years Ending	Amount
April 1, 2023 to December 31, 2023	$872,000
2024	107,201,000
2025	21,246,000
2026	14,042,000
2027	1,341,000
Thereafter	38,779,000
$183,481,000

The following information notes our loan activity:

CA3 Properties

In 2021, we entered into a first priority $15.0 million mortgage loan collateralized by the CA3 Properties with CIBC Bank, USA (“CIBC”). See table above listing loans payable for futher information.

GA8 Properties

In 2021, we acquired our interest in the GA8 Properties subject to a $91.0 million first priority mortgage loan with CIBC collateralized by those properties, a $20.0 million subordinated term loan with Oxford Financing LLC (“Oxford”) collateralized by those properties and a $12.75 million mezzanine loan with Oxford secured by the equity interests of the wholly-owned subsidiary, Summit Georgia Holdings LLC, the parent holding company for the GA8 Properties. See table above listing loans payable for futher information.

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

5. Equity-Method Investments

As of March 31, 2023 and December 31, 2022, the balances of our Equity-Method Investments were approximately $5.2 million and $5.2 million, respectively, and are as follows:

Summit Union Life Holdings, LLC

The SUL JV will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the SUL JV (the “SUL LLC Agreement”).

Under the SUL LLC Agreement, net operating cash flow of the SUL JV is distributed monthly, first to the Operating Partnership and Best Years pari passu up to a 9% to 10% annual return, and thereafter to Best Years 75% and the Operating Partnership 25%. All capital proceeds from the sale of the properties held by the SUL JV, a refinancing or another capital event will be paid first to the Operating Partnership and Best Years pari passu until each has received an amount equal to its accrued but unpaid 9% to 10% return plus its total contribution, and thereafter to Best Years 75% and the Operating Partnership 25%.

For the three months ended March 31, 2023 and 2022, we invested approximately $156,000 and $0, respectively, related to capital calls for the SUL JV. During 2022, the SUL JV entered into agreements with brokers to market three properties for sale, however, no agreements for such sales have been executed and due to the provisions under the HUD-insured loans payable, none of the properties are considered held for sale as of March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, the balance of our equity-method investment related to the SUL JV was approximately $2.5 million and $2.4 million, respectively.

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

For the three months ended March 31, 2023 and 2022, we invested approximately $0 and $69,000, respectively, related to capital calls for the Fantasia JV. In August 2022, the Fantasia JV agreed to sell its remaining property, Sun Oak Assisted Living; therefore the property is considered as held for sale in the Fantasia JV, and as of March 31, 2023, the property has not been sold.

As of March 31, 2023 and December 31, 2022, our equity-method investment related to the Fantasia JV was $0.

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

As of March 31, 2023 and December 31, 2022, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.2 million and $1.2 million, respectively.

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

As of March 31, 2023 and December 31, 2022, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.5 million and $1.6 million, respectively.

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

In December 2022, Summit recorded an impairment of approximately $0.2 million in the FPH JV due to issues related to tenant operations, and consequently, reduced our equity-method investment balance to $0.

As of March 31, 2023 and December 31, 2022, the balance of our equity-method investment related to the FPH JV was $0.

Summarized Financial Data for Equity-Method Investments

Our Equity-Method Investments are significant in the aggregate.

The results of operations of our Equity-Method Investments for the three months ended March 31, 2023 are summarized below:

		Fantasia		Fantasia	Fantasia	FPH		Combined
	SUL JV	JV		II JV	III JV	JV		Total
Revenue	$5,369,000	$485,000		$716,000	$2,092,000	$158,000		$8,820,000
Income (loss) from operations	$1,472,000	$(195,000)		$513,000	$1,038,000	$(198,000)		$2,630,000
Net income (loss)	$413,000	$(317,000)		$288,000	$256,000	$(713,000)		$(73,000)
Summit interest in Equity-Method Investments net income (loss)	$41,000	$(112,000)	(1)	$58,000	$26,000	$(71,000)	(1)	$(58,000)
(1)

The difference between the income from equity-method investees of $125,000 in the condensed consolidated statements of operations for the three months ended March 31, 2023 and the Summit interest in Equity-Method Investments net loss above is due to the losses incurred by the Fantasia JV and FPH JV which are not recorded in our condensed consolidated statements of operations due to the investment balance in both of these Equity-Method Investments of $0 as of March 31, 2023. See above under each Equity-Method Investment for further information.

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

Distributions from Equity-Method Investments

As of March 31, 2023 and December 31, 2022, we have distributions receivable, which are included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	March 31,	December 31,
	2023	2022
SUL JV	$257,000	$259,000
Fantasia JV	—	—
Fantasia II JV	58,000	55,000
Fantasia III JV	33,000	22,000
FPH JV	64,000	64,000
Total	$412,000	$400,000

For the three months ended March 31, 2023 and 2022, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
		Cash Flow	Cash Flow		Cash Flow	Cash Flow
	Total Cash	from	from	Total Cash	from	from
	Distributions	Operating	Investing	Distributions	Operating	Investing
	Received	Activities	Activities	Received	Activities	Activities
SUL JV	$134,000	$42,000	$92,000	$152,000	$44,000	$108,000
Fantasia JV	—	—	—	—	—	—
Fantasia II JV	80,000	57,000	23,000	77,000	52,000	25,000
Fantasia III JV	12,000	12,000	—	44,000	44,000	—
FPH JV	—	—	—	41,000	41,000	—
Total	$226,000	$111,000	$115,000	$314,000	$181,000	$133,000

Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in those agreements. For each of the three months ended March 31, 2023 and 2022, we recorded approximately $0.2 million in asset management fees from our Equity-Method Investments (see Note 7).

6. Receivables

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	March 31,	December 31,
	2023	2022
Straight-line rent receivables	$4,165,000	$3,862,000
Distribution receivables from Equity-Method Investments	412,000	400,000
Asset management fees	265,000	375,000
Other receivables	353,000	383,000
Total	$5,195,000	$5,020,000

7. Related Party Transactions

Equity-Method Investments

See Notes 5 and 6 for further discussion of distributions and asset management fees related to our Equity-Method Investments.

8. Intangible Lease Assets

Intangible lease assets are as follows:

	March 31,	December 31,
	2023	2022
In-place leases	$13,778,000	$13,778,000
Less: accumulated amortization	(1,166,000)	(937,000)
In-place leases, net	12,612,000	12,841,000
Above-market leases	959,000	959,000
Less: accumulated amortization	(112,000)	(96,000)
Above-market leases, net	847,000	863,000
Total intangible lease assets, net	$13,459,000	$13,704,000

For each of the three months ended March 31, 2023 and 2022, amortization expense for intangible lease assets was approximately $0.2 million, of which approximately $16,000 relates to the amortization of above market leases which is included within rental revenues in the accompanying condensed consolidated statements of operations.

Expected future amortization of the intangible lease assets as of March 31, 2023, for the period from April 1, 2023 to December 31, 2023 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending December 31,
April 1, 2023 to December 31, 2023	$738,000
2024	980,000
2025	980,000
2026	980,000
2027	980,000
Thereafter	8,801,000
$13,459,000

9. Right of Use (ROU) Asset - Operating

In November 2022, we entered into an operating lease for office space (“Office Lease”) for a period of sixty-six (66) months, with a five-year renewal option. The office space subject to the Office Lease is located in Laguna Hills, California. The Office Lease provides for the abatement of the base rent for the second full calendar month (January 2023) through the seventh full calendar month of the lease term (June 2023). The initial annual base rent is $204,399 and increases three percent (3%) each year on the anniversary date of the commencement of the Office Lease.

The Office Lease is classified as an operating lease. A “right to use” or “ROU asset” represents the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Office Lease did not provide an explicit rate of interest; therefore we used an estimated incremental borrowing rate of 5% based on a fully collateralized and fully amortizing loan with a maturity date of the same length as the lease that is based on information available at the commencement date in determining the present value of lease payments. The Office Lease does not contain material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to the Office Lease are as follows:

Component	Consolidated Balance Sheet Caption	March 31, 2023	December 31, 2022
Right of use asset - operating	Other assets, net	$800,000	$833,000
Lease liability - operating	Accounts payable and accrued liabilities	$945,000	$933,000

Lease expense is presented as part of continuing operations within general and administrative expenses in the condensed consolidated statements of operations. For the three months ended March 31, 2023, we recognized approximately $45,000 in lease expense and we were not required to make any rent payments. The lease payments will be classified within operating activities in the consolidated statements of cash flows. As of March 31, 2023, we had not made any lease payments and the weighted average remaining lease term is 5.0 years.

Lease payments on the Office Lease for the period from April 1, 2023 to December 31, 2023 and for each of the four following years and thereafter ending December 31 are as follows:

Year	Lease payments
April 1, 2023 to December 31, 2023	$103,000
2024	211,000
2025	217,000
2026	224,000
2027	231,000
Thereafter	99,000
Total lease payments	$1,085,000
Less imputed interest	(140,000)
Total lease liability	$945,000

10. Concentration of Risk

Our cash is generally invested in short-term money market instruments. As of March 31, 2023, we had cash accounts in excess of FDIC-insured limits. During March 2023, in response to the banking crisis, we transferred cash balances in excess of FDIC-insured limits from a smaller regional bank to a multi-national bank. We will continue to address the banking environment and make appropriate changes as necessary. To date, we have not experienced losses or lack of access to cash in our cash and cash equivalent accounts.

As of March 31, 2023, we owned eight properties in Georgia, four properties in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 35 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended March 31, 2023, we leased our 16 real estate properties to 14 different tenants under long-term triple net leases, and three of the 14 tenants each represented more than 10% of our rental revenue. For the three months ended March 31, 2022, we leased our 17 real estate properties to 15 different tenants under long-term triple net leases, and three of the 15 tenants each represented more than 10% of our rental revenue.

As of March 31, 2023, our GA8 Properties are considered to be a significant asset concentration as the aggregate net assets of the GA8 Properties were greater than 20% of our total assets due to cross-default provisions in the leases.

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

As of March 31, 2023 and December 31, 2022, the fair value of our HUD-insured loans payable was $36.7 million and $38.9 million, compared to the principal balance (excluding debt discount) of $44.7 million and $45.0 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy. As of March 31, 2023 and December 31, 2022, we believe the carrying amounts of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

As of March 31, 2023 and December 31, 2022, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

Legal Proceedings

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”). HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. On October 22, 2019, the Third Circuit granted HCRE’s appeal, reversing the District Court and holding that HCRE could assert the adversary complaint seeking damages for violation of the automatic stay. The Company filed a Petition for Rehearing on November 5, 2019 asserting that HCRE is not entitled to assert a claim for damages for violation of the automatic stay. This Petition was denied and the mandate was issued sending the matter back to the Bankruptcy Court. The Bankruptcy Court held a status conference on February 4, 2021, and subsequently entered scheduling orders to govern discovery and pretrial matters, and discovery is ongoing. The parties have filed dispositive motions, including a motion filed by the Company and the petitioning creditors for judgment on the pleadings. On February 4, 2022, the Bankruptcy Court entered an order denying the motion for judgment on the pleadings on the basis that the Bankruptcy Court would consider the points raised therein after trial. The Bankruptcy Court also entered an order denying HCRE’s motion to dismiss certain counterclaims and severing certain other counterclaims asserted by the petitioning creditors and the Company against HCRE on jurisdictional grounds, with the effect that such counterclaims may be pursued in the United States District Court. Trial in the Bankruptcy Court was conducted on January 9 and 10, 2023, with final concluding arguments presented on January 19, 2023. At the conclusion of the trial, the Bankruptcy Court took the matter under advisement and has not yet issued a decision. Based on the assessment by management, the Company believes that a loss is currently not probable or estimable under ASC 450, “Contingencies”, and as of March 31, 2023 and December 31, 2022, no accrual has been made with regard to the claim.

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

13. Equity

Share-Based Compensation Plans

The following table summarizes our stock options as of March 31, 2023:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2023	1,948,908	$2.10
Granted	—
Exercised	—
Cancelled/forfeited	—
Options outstanding at March 31, 2023	1,948,908	$2.10	4.75	$1,235,000

Options exercisable at March 31, 2023	1,892,963	$2.09	4.62	$1,214,000

For our outstanding non-vested options as of March 31, 2023, the weighted average grant date fair value per share was $0.91. As of March 31, 2023, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
2023	18,000
2024	25,000
2025	8,000
$51,000

The stock-based compensation expense reported for the three months ended March 31, 2023 and 2022 was approximately $7,000 and $8,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

14. Subsequent Events

Stock Options

On April 1, 2023, we granted 80,000 stock options to our non-executive employees under our Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan (“Incentive Plan”). The stock options vest monthly beginning on May 1, 2023 and continuing over a three-year period through April 1, 2026. The options expire 10 years from the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to numerous risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023.

Overview

As of March 31, 2023, our ownership interests in our 18 real estate properties of senior housing facilities was as follows: 100% ownership of 14 properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds one property, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, and a 10% equity interest in an unconsolidated equity-method investment that holds six properties (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

Our revenues are comprised largely of tenant rental income from our real estate properties, including rents reported on a straight-line basis over the initial term of each tenant lease, resident fees and services and asset management fees resulting from our Equity-Method Investments. We also receive cash distributions from our Equity-Method Investments, which are included in net cash provided by operating activities and net cash provided by investing activities in our condensed consolidated statements of cash flows. Our growth depends, in part, on our ability to continue to raise joint venture equity or other equity, acquire new healthcare properties at attractive prices, negotiate long-term tenant leases with sustainable rental rate escalation terms and control our expenses. Our operations are impacted by property-specific, market-specific, general economic, regulatory and other conditions.

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

Current Market and Economic Conditions

The world was, and continues to be, impacted by the COVID-19 pandemic. The healthcare industry was among those most adversely affected by the COVID-19 pandemic. During 2022, we experienced a material adverse effect on the operations of two properties related to COVID-19 (see Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements for further information on its impact to us and see below for the impact on our Equity-Method Investments). We expect the COVID-19 pandemic will continue to adversely affect our tenants’ and our Company’s financial condition and results of operations, including but not limited to, occupancy, resident leases and related resident fees and service revenues, and additional labor and operating expenses. The fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the demand for senior housing and skilled nursing and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity, including recording impairments, lease modifications and credit losses in future periods.

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

Summit Portfolio Properties

At March 31, 2023, our portfolio consisted of 18 real estate properties as noted above in the Overview section of this Item 2, 16 of which were 100% triple-net leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (see Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements under Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial”), collectively, the “Operated Properties”) for which we operate directly and earn resident fees and services revenue.

The following table provides summary information (excluding the 35 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of March 31, 2023:

			Square	Purchase
	Properties	Beds	Footage	Price
SNF	15	1,354	406,135	$181,795,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	18	1,575	542,900	$207,320,000

					2023
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
(1)

Represents year-to-date rental revenue based on in-place leases, including straight-line rent, through March 31, 2023 and excluding $0.5 million in tenant reimbursement revenue and $0.01 million in above-market lease amortization.

(2)

See Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements for further information on these two properties. Lease revenue due under the Pennington Gardens and Sundial intercompany leases are eliminated in consolidation and revenue is reflected in resident fees and services in the accompanying condensed consolidated statements of operations for the Operated Properties.

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

The following reconciles our equity investments in our Equity-Method Investments from inception through March 31, 2023 in our condensed consolidated financials statements:

	SUL JV	Fantasia JVs	FPH JV	Total
Total investment	$6,345,000	$6,690,000	$929,000	$13,964,000
Income (loss) from equity-method investees	$965,000	$(225,000)	$(112,000)	$628,000
Distributions	$(4,820,000)	$(3,730,000)	$(817,000)	$(9,367,000)
Total investment at March 31, 2023	$2,490,000	$2,735,000	$—	$5,225,000
Number of properties	17	12	6	35
Number of beds	1,408	1,681	511	3,600

A summary of the condensed combined financial data for the balance sheets and statements of income (operations) for all unconsolidated Equity-Method Investments are as follows:

	March 31,		December 31,
Condensed Combined Balance Sheets:	2023		2022
Total Assets	$245,754,000		$249,540,000
Total Liabilities	$182,476,000		$185,857,000
Members Equity:
Summit	$5,537,000	(1)	$5,676,000
JV Partners	$57,741,000		$58,007,000
Total Members Equity	$63,278,000		$63,683,000

(1)At March 31, 2023 and December 31, 2022, the aggregate balance of our equity method investments in our condensed consolidated financials statements for each period presented of approximately $5.2 million is lower by approximately $0.3 million and $0.5 million, respectively, than the equity recognized in the underlying Equity-Method Investments financial statements due to unrecorded losses and impairments.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
Condensed Combined Statements of Income (Operations):	2023	2022
Total revenue:	$8,820,000	$9,600,000
Income from operations	$2,630,000	$4,651,000
Net income	$(73,000)	$3,471,000

Summit equity interest in Equity-Method Investments net income	$(58,000)	$642,000
JV Partners interest in Equity-Method Investments net income	$(15,000)	$2,829,000

Distributions from Equity-Method Investments

For the three months ended March 31, 2023 and 2022, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Three Months Ended March 31,
	2023	2022
Distributions	$238,000	$310,000

Cash received for distributions	$226,000	$314,000

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023.

Results of Operations

Our results of operations are described below:

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended
	March 31,
	2023	2022	$ Change
Total rental revenues	$5,366,000	$5,541,000	$(175,000)
Property operating costs	$(806,000)	$(773,000)	$(33,000)
Resident fees and services revenue	1,369,000	408,000	961,000
Resident costs	(1,211,000)	(375,000)	(836,000)
Net operating income (1)	4,718,000	4,801,000	(83,000)
Asset management fees	147,000	165,000	(18,000)
General and administrative	(1,104,000)	(1,048,000)	(56,000)
Depreciation and amortization	(1,809,000)	(1,837,000)	28,000
Income from equity-method investees	125,000	642,000	(517,000)
Other income	96,000	2,000	94,000
Interest expense	(4,132,000)	(3,031,000)	(1,101,000)
Net loss	(1,959,000)	(306,000)	(1,653,000)
Noncontrolling interests’ share in (income)	(17,000)	(19,000)	2,000
Net loss applicable to common stockholders	$(1,976,000)	$(325,000)	$(1,651,000)
(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident fees and services revenue less property operating and resident costs. NOI excludes asset management fees, general and administrative expense, depreciation and amortization, income (loss) from equity-method investees, other income, and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI

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

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance, and property taxes, and resident costs are related to the Operated Properties. Net operating income decreased approximately $0.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to recording the $0.2 million settlement agreement for a terminated lease in the three months ended March 31, 2022.

The net decrease in income from equity-method investees of approximately $0.5 million is mainly due to no activity from two of the equity method investees (See Note 5 to the accompanying notes to condensed consolidated financials) in the three months ended March 31, 2023 and recording a gain from the sale of one property in Fantasia I in the three months ended March 31, 2022.

The increase in interest expense of $1.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is due to an increase of approximately 0.5% in interest rates on approximately $119.0 million of debt for the CA3 and GA8 Properties.

Liquidity and Capital Resources

As of March 31, 2023, we had approximately $11.5 million in cash and cash equivalents on hand. During March 2023, in response to the banking crisis, we transferred cash balances in excess of FDIC-insured limits from a smaller regional bank to a multi-national bank with more liquidity and a significantly larger balance sheet. We will continue to address the banking environment and make appropriate changes as necessary. To date, we have not experienced losses or lack of access to cash in our cash and cash equivalent accounts. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

Credit Facilities and Loan Agreements

As of March 31, 2023, we had debt obligations of approximately $183.5 million. The outstanding balance by lender is as follows (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding our refinancing arrangements):

●	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $10.0 million maturing September 2053
●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $34.7 million maturing from September 2039 through April 2055

●	CIBC Bank, USA - approximately $106.0 million maturing from July 2024 to December 2024
●	Oxford Finance LLC – approximately $32.8 million maturing from March 2025 to December 2026

Distributions

We made no stockholder distributions during the three months ended March 31, 2023.

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,	March 31,
	2023	2022
Net loss applicable to common stockholders (GAAP)	$(1,976,000)	$(325,000)
Adjustments:
Depreciation and amortization	1,798,000	1,831,000
Depreciation and amortization related to non-controlling interests	(10,000)	(11,000)
Depreciation related to Equity-Method Investments	183,000	230,000
Gain on sale of property in Fantasia I (included in income from Equity-Method Investments)	—	(437,000)
Funds provided by (used in) operations (FFO) applicable to common stockholders	$(5,000)	$1,288,000
Weighted-average number of common shares outstanding - basic	23,027,978	23,027,978
FFO per weighted average common shares - basic	$0.00	$0.06
Weighted-average number of common shares outstanding - diluted	23,027,978	23,570,998
FFO per weighted average common shares - diluted	$0.00	$0.06

Subsequent Events

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

Item 1A.Risk Factors.

There have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.
(b)	Not applicable.
(c)	During the three months ended March 31, 2023, we redeemed no shares pursuant to our stock repurchase program.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

Effective May 10, 2023, J. Steven Roush, the Chairman of the Company’s Board of Directors was appointed as Principal Executive Officer on an interim basis.

J. Steven Roush, CPA, age 76, serves on the Company’s Audit, Independent Directors, Compensation and Investment Committees and chairs the Company’s Audit Committee. Mr. Roush retired from PricewaterhouseCoopers (PWC) in 2007 after 39 years, 30 of those as a Partner. Mr. Roush brings experience in a diverse number of industries ranging from manufacturing, non-profits and retail (restaurants) with concentrations in real estate (office, residential, hospitality and commercial) telecommunications and pharmaceutical. He has a background in dealing with both private and public company boards of directors. Mr. Roush has a Bachelor of Science Degree in Accounting from Drake University and an Executive Masters Professional Director Certification from the American College of Corporate Directors. Mr. Roush has served on the Company’s Board since 2014.

Mr. Roush brings to the Company’s Board years of dealing with the SEC and its various regulatory filings, Sarbanes Oxley (SOX 404) implementation and maintenance and the experience of working with many diverse boards running across varied industries. Over the years, he has served as an office managing partner, an SEC Review Partner (over 20 years) and a Risk Management Partner. Mr. Roush currently serves as Chairman of the Board and Chairman of the Audit Committee of W.E. Hall Company, a privately held manufacturer and distributor of corrugated pipe and related drainage products. He also is Chairman of the Board and Chairman of the Audit Committee for Fieldpiece Instruments, Inc., a privately held manufacturer of hand held instruments for HVAC/R field service. Mr. Roush also serves on the Board of Trustees of the Orange County Museum of Art and is the Treasurer and the Chairman of the Finance Committee. He is on the Board of Directors of the American Heart Association - Orange County and previously served six years on the Audit Committee of the National American Heart Association. Mr. Roush serves on the Corporate Cabinet of the Tocqueville Society of United Way – Orange County. Mr. Roush is a founding member of the Private Directors Association-Southern California chapter. He previously served as a member of the Board and Chairman of the Audit committee of AirTouch Communications, Inc., a public telecommunication device company and Staar Surgical Company, a public manufacturer of implantable lenses for the eye.

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

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus dated April 16, 2010 included on Post-Effective Amendment No. 2).

4.4	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ J. Steven Roush
Date: May 12, 2023	J. Steven Roush
Chairman and Interim Principal Executive Officer
(Principal Executive Officer)

/s/ Elizabeth A. Pagliarini
Date: May 12, 2023	Elizabeth A. Pagliarini
Chief Financial Officer
(Principal Financial Officer)