Form 10-Q
period 2023-06-30
Summit Healthcare REIT, Inc
filed 2023-08-11
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$11,138,000	$11,572,000
Restricted cash	2,922,000	2,591,000
Real estate properties, net	170,158,000	173,127,000
Intangible lease assets, net	13,213,000	13,704,000
Tenant and other receivables, net	5,571,000	5,020,000
Other assets, net	2,098,000	2,107,000
Equity-method investments	5,152,000	5,182,000
Total assets	$210,252,000	$213,303,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$6,289,000	$5,585,000
Security deposits	4,651,000	4,651,000
Loans payable, net of debt issuance costs	180,054,000	180,169,000
Total liabilities	190,994,000	190,405,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at June 30, 2023 and December 31, 2022	23,000	23,000
Additional paid-in capital	116,449,000	116,432,000
Accumulated deficit	(97,391,000)	(93,734,000)
Total stockholders’ equity	19,081,000	22,721,000
Noncontrolling interests	177,000	177,000
Total equity	19,258,000	22,898,000
Total liabilities and equity	$210,252,000	$213,303,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Total rental revenues	$5,380,000	$5,435,000	$10,747,000	$10,976,000
Resident fees and services	1,633,000	863,000	3,002,000	1,271,000
Acquisition and asset management fees	147,000	165,000	295,000	330,000
Total operating revenue	7,160,000	6,463,000	14,044,000	12,577,000

Expenses:
Property operating costs	746,000	766,000	1,552,000	1,539,000
Resident costs	1,056,000	818,000	2,266,000	1,193,000
General and administrative	1,091,000	1,132,000	2,200,000	2,180,000
Depreciation and amortization	1,810,000	1,848,000	3,615,000	3,685,000
Total operating expenses	4,703,000	4,564,000	9,633,000	8,597,000

Operating income	2,457,000	1,899,000	4,411,000	3,980,000

Income (loss) from equity-method investees	117,000	(1,131,000)	242,000	(489,000)
Other income	100,000	161,000	196,000	163,000
Interest expense	(4,336,000)	(3,105,000)	(8,470,000)	(6,136,000)
Net loss	(1,662,000)	(2,176,000)	(3,621,000)	(2,482,000)
Noncontrolling interests’ share in net (income) loss	(19,000)	(18,000)	(36,000)	(37,000)
Net loss applicable to common stockholders	$(1,681,000)	$(2,194,000)	$(3,657,000)	$(2,519,000)

Basic and diluted loss per common share:
Net loss applicable to common stockholders	$(0.07)	$(0.10)	$(0.16)	$(0.11)

Weighted average shares used to calculate basic and diluted earnings per common share	23,027,978	23,027,978	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2023	23,027,978	$23,000	$116,432,000	$(93,734,000)	$22,721,000	$177,000	$22,898,000
Stock-based compensation	—	—	7,000	—	7,000	—	7,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(17,000)	(17,000)
Net (loss) income	—	—	—	(1,976,000)	(1,976,000)	17,000	(1,959,000)
Balance — March 31, 2023	23,027,978	$23,000	$116,439,000	$(95,710,000)	$20,752,000	$177,000	$20,929,000
Stock-based compensation	—	—	10,000	—	10,000	—	10,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(19,000)	(19,000)
Net (loss) income	—	—	—	(1,681,000)	(1,681,000)	19,000	(1,662,000)
Balance — June 30, 2023	23,027,978	$23,000	$116,449,000	$(97,391,000)	$19,081,000	$177,000	$19,258,000

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2022	23,027,978	$23,000	$116,401,000	$(85,041,000)	$31,383,000	$171,000	$31,554,000
Stock-based compensation	—	—	8,000	—	8,000	—	8,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(18,000)	(18,000)
Net (loss) income	—	—	—	(325,000)	(325,000)	19,000	(306,000)
Balance — March 31, 2022	23,027,978	$23,000	$116,409,000	$(85,366,000)	$31,066,000	$172,000	$31,238,000
Stock-based compensation	—	—	6,000	—	6,000	—	6,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(18,000)	(18,000)
Net (loss) income	—	—	—	(2,194,000)	(2,194,000)	18,000	(2,176,000)
Balance — June 30, 2022	23,027,978	$23,000	$116,415,000	$(87,560,000)	$28,878,000	$172,000	$29,050,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,621,000)	$(2,482,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs	457,000	457,000
Depreciation and amortization	3,615,000	3,685,000
Amortization of above-market lease intangible	32,000	32,000
Straight-line rents	(606,000)	(748,000)
Stock-based compensation expense	17,000	14,000
(Income) loss from equity-method investees	(242,000)	489,000
Change in operating assets and liabilities:
Tenant and other receivables, net	279,000	202,000
Other assets, net	15,000	(261,000)
Accounts payable and accrued liabilities	768,000	2,387,000
Net cash provided by operating activities	714,000	3,775,000

Cash flows from investing activities:
Additions to real estate and other assets	(170,000)	(132,000)
Investment in equity-method investees	(156,000)	(722,000)
Distributions received from equity-method investees	203,000	272,000
Net cash used in investing activities	(123,000)	(582,000)

Cash flows from financing activities:
Payments of loans payable	(572,000)	(551,000)
Distributions paid to noncontrolling interests	(36,000)	(36,000)
Deferred financing costs	(86,000)	—
Net cash used in financing activities	(694,000)	(587,000)

Net (decrease) increase in cash, cash equivalents and restricted cash	(103,000)	2,606,000
Cash, cash equivalents and restricted cash – beginning of period	14,163,000	13,161,000
Cash, cash equivalents and restricted cash – end of period	$14,060,000	$15,767,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,789,000	$4,809,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated within our condensed consolidated financial statements and owns four properties (the “JV Properties”) with another partially owned subsidiary. As of June 30, 2023 and December 31, 2022, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of June 30, 2023 and December 31, 2022, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia I JV”). The Fantasia I JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of June 30, 2023 and December 31, 2022, we have a 35% interest in the Fantasia I JV which owns one property.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of June 30, 2023 and December 31, 2022, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of June 30, 2023 and December 31, 2022, we have a 10% interest in the Fantasia III JV which owns nine properties.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of June 30, 2023 and December 31, 2022, we have a 10% interest in the FPH JV which owns six properties.

Taxable REIT Subsidiaries

Summit Healthcare Asset Management, LLC

Summit Healthcare Asset Management, LLC (“SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia I JV, Fantasia II JV, Fantasia III JV, and FPH JV (collectively, our “Equity-Method Investments”), and provide management services in exchange for fees and reimbursements. All asset management fees earned by us are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS. See Notes 5 and 7 for further information.

SHOP TRS LLC

SHOP TRS LLC (“SHOP TRS”) is our wholly-owned taxable REIT subsidiary that is the sole member for two of our 100% owned real estate properties that are leased to an affiliated subsidiary (see Note 3 under Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial Assisted Living”), collectively, the “Operated Properties”) and the operations are consolidated in our condensed consolidated financial statements.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$11,138,000	$11,572,000
Restricted cash	2,922,000	2,591,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$14,060,000	$14,163,000

3. Investments in Real Estate Properties

As of June 30, 2023 and December 31, 2022, our investments in real estate properties, including those held by our consolidated subsidiaries (excluding the 35 properties owned by our unconsolidated Equity-Method Investments), are set forth below:

	June 30,	December 31,
	2023	2022
Land	$15,565,000	$15,565,000
Buildings and improvements	166,989,000	166,989,000
Less: accumulated depreciation	(18,264,000)	(15,985,000)
Buildings and improvements, net	148,725,000	151,004,000
Furniture and fixtures	12,570,000	12,440,000
Less: accumulated depreciation	(6,702,000)	(5,882,000)
Furniture and fixtures, net	5,868,000	6,558,000
Real estate properties, net	$170,158,000	$173,127,000

For the three months ended June 30, 2023 and 2022, depreciation expense (excluding lease intangibles amortization and leasing commission amortization) was approximately $1.6 million and $1.6 million, respectively. For the six months ended June 30, 2023 and 2022, depreciation expense (excluding intangible lease amortization and leasing commission amortization) was approximately $3.1 million and $3.2 million, respectively.

As of June 30, 2023, our portfolio consisted of 18 real estate properties, 16 of which were 100% leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (see below under Pennington Gardens Operations LLC and Sundial Operations LLC).

During 2022, our tenants for the Pennington Gardens and Sundial Assisted Living facilities experienced a material adverse effect on their operations related to COVID-19 and other operator issues that affected their ability to make their rent payments in 2022. As a result, we experienced the following impacts:

Pennington Gardens Operations LLC

In February 2022, our former tenant’s lease was terminated and we received approximately $0.2 million under a settlement agreement which is recorded in total rental revenues in the condensed consolidated statements of operations. Concurrently, we entered into a management agreement with a new operator that began operating the facility, Pennington Gardens and we entered into a new lease agreement with Pennington Gardens Operations LLC, the newly formed operating company for Pennington Gardens, which is a wholly owned subsidiary of SHOP TRS. As such, the operations of Pennington Gardens are consolidated in our financial statements beginning February 11, 2022, and all intercompany transactions have been eliminated. For the three and six months ended June 30, 2023 and for the period from February 11, 2022 through June 30, 2022, revenues from Pennington Gardens Operations are recorded under resident fees and services and costs are recorded under resident costs in the condensed consolidated statements of operations.

Sundial Operations LLC

In June 2022, our former tenant’s lease was terminated and we entered into a management agreement with a new operator that began operating the facility, Sundial Assisted Living. Concurrently, we entered into a new lease agreement with Sundial Operations LLC, the newly formed operating company for Sundial Assisted Living, which is a wholly owned subsidiary of SHOP TRS. As such, for the three and six months ended June 30, 2023 and for the period from June 7, 2022 through June 30, 2022, the operations of Sundial Assisted Living are consolidated in our financial statements and revenues from Sundial Assisted Living are recorded under resident fees and services and costs are recorded under resident costs in the condensed consolidated statements of operations.

The following table provides summary information regarding our portfolio (excluding the 35 properties owned by our unconsolidated Equity-Method Investments and the $12.75 million loan from Oxford Finance, LLC (“Oxford”) (see Note 4) with Summit Georgia Holdings LLC, our wholly-owned subsidiary) as of June 30, 2023:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$3,916,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,435,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	11,219,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	5,727,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,531,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,655,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	9,960,000
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	10,715,000	8,014,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	4,780,000	3,575,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	4,560,000	3,411,000
Calhoun Health Center	Calhoun, GA	December 30, 2021	SNF	7,670,000	6,549,000
Maple Ridge Health Care Center	Cartersville, GA	December 30, 2021	SNF	13,548,000	11,568,000
Chatsworth Health Care Center	Chatsworth, GA	December 30, 2021	SNF	29,785,000	25,432,000
East Lake Arbor	Decatur, GA	December 30, 2021	SNF	15,640,000	13,354,000
Fairburn Health Care Center	Fairburn, GA	December 30, 2021	SNF	14,644,000	12,503,000
Grandview Health Care Center	Jasper, GA	December 30, 2021	SNF	10,061,000	8,591,000
Rosemont at Stone Mountain	Stone Mountain, GA	December 30, 2021	SNF	23,908,000	20,414,000
Willowwood Nursing Center & Rehab	Flowery Branch, GA	December 30, 2021	SNF	14,744,000	12,589,000
Total:				$207,320,000	$170,443,000
(1)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the 35 properties owned by our unconsolidated Equity-Method Investments and the intercompany lease between our wholly-owned subsidiaries: Summit Chandler LLC and Pennington Gardens, and HP Redding LLC and Sundial) as of June 30, 2023, for the period from July 1, 2023 to December 31, 2023 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
July 1, 2023 to December 31, 2023	$9,006,000
2024	18,272,000
2025	18,566,000
2026	18,865,000
2027	19,168,000
Thereafter	146,294,000
$230,171,000

2023 Acquisitions

None.

2022 Acquisitions

None.

Impairment of Real Estate Properties

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances. No impairments were recorded during the six months ended June 30, 2023 or 2022.

4. Loans Payable

As of June 30, 2023 and December 31, 2022, our loans payable consisted of the following:

	June 30, 2023	December 31, 2022
Loans payable to Lument (formerly ORIX Real Estate Capital, LLC) (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and as of June 30, 2023 and December 31, 2022, collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial and Friendship Haven.	$34,484,000	$34,976,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	9,959,000	10,039,000

Loan payable to CIBC Bank, USA in monthly installments of approximately of $133,000 including cash collateral fund payments, variable interest rate (9.3% and 8.2% at June 30, 2023 and December 31, 2022, respectively), due in July 2024, and as of December 31, 2022, collateralized by Yucaipa Hill Post Acute, Creekside Post Acute and University Post Acute (“CA3 Properties”).	15,000,000	15,000,000

Loan payable to CIBC Bank, USA in monthly installments of approximately $600,000 (interest only through December 2023) variable interest rate (8.7% and 7.7% at June 30, 2023 and December 31, 2022, respectively), due in December 2024, and collateralized by Calhoun Health Center, Maple Ridge Health Care Center, Chatsworth Health Care Center, East Lake Arbor, Fairburn Health Care Center, Grandview Health Care Center, Rosemont at Stone Mountain, and Willowwood Nursing Center & Rehab (“GA8 Properties”).	91,000,000	91,000,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $260,000 (interest only through maturity), variable interest rate (16.2% and 15.1% at June 30, 2023 and December 31, 2022, respectively) due in March 2025, collateralized in second position by the GA8 Properties.	20,000,000	20,000,000

Mezzanine Loan payable to Oxford Finance, LLC in monthly installments of approximately $168,000 (interest only through maturity), variable interest rate (16.2% and 15.1% at June 30, 2023 and December 31, 2022, respectively) due in December 2026, secured by the equity interests of our wholly-owned subsidiary, Summit Georgia Holdings LLC, the parent holding company for the GA8 Properties.	12,750,000	12,750,000
	183,193,000	183,765,000
Less debt issuance costs	(3,139,000)	(3,596,000)
Total loans payable	$180,054,000	$180,169,000

As of June 30, 2023, we have total debt obligations of approximately $183.2 million that will mature between 2024 and 2055. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of June 30, 2023, we were in compliance with all of our debt covenants except for our GA8 Properties which were out of compliance with their consolidated minimum EBITDAR covenant. We have requested a waiver.

During the three months ended June 30, 2023 and 2022, we incurred approximately $4.1 million and $2.7 million of interest expense, respectively, excluding debt issuance costs, amortization and interest expense related to the Oxford mezzanine loan as noted below (“Oxford Monthly Fee”), related to our loans payable. During the six months ended June 30, 2023 and 2022, we incurred approximately $8.0 million and $5.2 million, respectively, of interest expense (excluding debt issuance costs, amortization and interest expense related to the Oxford Monthly Fee) related to our loans payable.

In connection with our loans payable, we incurred debt issuance costs. As of June 30, 2023 and December 31, 2022, the unamortized balance of the debt issuance costs was approximately $3.1 million and $3.6 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For each of the three months ended June 30, 2023 and 2022, $0.2 million of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. For each of the six months ended June 30, 2023 and 2022, $0.5 million of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

During the three months ended June 30, 2023 and 2022, we incurred approximately $0 million and $0.2 million, respectively, of interest expense related to the Oxford Monthly Fee which is included in interest expense in our condensed consolidated statements of operations. During the six months ended June 30, 2023 and 2022, we incurred approximately $0 million and $0.4 million, respectively of interest expense related to the Oxford Monthly Fee and is included in interest expense in our condensed consolidated statements of operations.

The principal payments due on the loans payable (excluding debt issuance costs) for the period from July 1, 2023 to December 31, 2023 and for each of the four following years and thereafter ending December 31 are as follows:

Principal
Years Ending	Amount
July 1, 2023 to December 31, 2023	$584,000
2024	107,201,000
2025	21,246,000
2026	14,042,000
2027	1,341,000
Thereafter	38,779,000
$183,193,000

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

5. Equity-Method Investments

As of June 30, 2023 and December 31, 2022, the balances of our Equity-Method Investments were approximately $5.2 million and $5.2 million, respectively, and are as follows:

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

For the six months ended June 30, 2023 and 2022, we invested approximately $156,000 and $650,000, respectively, related to capital calls for the SUL JV. During 2022, the SUL JV entered into agreements with brokers to market three properties for sale, however, no agreements for such sales have been executed.

As of June 30, 2023 and December 31, 2022, the balance of our equity-method investment related to the SUL JV was approximately $2.4 million and $2.4 million, respectively.

Summit Fantasia Holdings, LLC

The Fantasia I JV will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the Fantasia JV (the “Fantasia I LLC Agreement”).

Under the Fantasia I LLC Agreement, net operating cash flow of the Fantasia I JV is distributed quarterly, first to the Operating Partnership and Fantasia pari passu until each member has received an amount equal to its accrued, but unpaid 8% return, and thereafter 50% to Fantasia and 50% to the Operating Partnership. All capital proceeds from the sale of the properties held by the Fantasia I JV, a refinancing or another capital event, will be paid first to the Operating Partnership and Fantasia pari passu until each has received an amount equal to its accrued but unpaid 8% return plus its total capital contribution, and thereafter 50% to Fantasia and 50% to the Operating Partnership.

For the six months ended June 30, 2023 and 2022, we invested approximately $0 and $72,000, respectively, related to capital calls for the Fantasia I JV. In June 2022, the Fantasia I JV recorded an impairment charge of approximately $3.2 million and we recorded our 35% share of the impairment of approximately $1.1 million in loss from equity-method investees in the condensed consolidated statements of operations for the three and six months ended June 30, 2022. Additionally, we determined the fair value of our investment in the Fantasia I JV to be impaired and recorded a $0.1 million impairment charge which is recorded in the loss from equity-method investees in the condensed consolidated statements of operations for the three and six months ended June 30, 2022. In August 2022, the Fantasia I JV agreed to sell its remaining property, Sun Oak Assisted Living. In July 2023, Fantasia assigned their 65% interest, for no consideration, in the Fantasia I JV to Summit.

As of June 30, 2023 and December 31, 2022, our equity-method investment related to the Fantasia I JV was $0.

Summit Fantasia Holdings II, LLC

The Fantasia II JV will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the Fantasia II JV (the “Fantasia II LLC Agreement”).

Under the Fantasia II LLC Agreement, net operating cash flow of the Fantasia II JV is distributed quarterly, first to the Operating Partnership and Fantasia pari passu until each member has received an amount equal to its accrued, but unpaid 8% return, and thereafter 70% to Fantasia and 30% to the Operating Partnership. All capital proceeds from the sale of the properties held by the Fantasia II JV, a refinancing or another capital event, will be paid first to the Operating Partnership and Fantasia pari passu until each has received an amount equal to its accrued but unpaid 8% return plus its total capital contribution, and thereafter 70% to Fantasia and 30% to the Operating Partnership.

In June 2023, the tenant for the two properties in the Fantasia II JV filed for receivership. The two properties are currently being operated by the receivership estate in conjunction with a third party manager under a one-year management agreement. As of June 30, 2023, there has been no change in the tenant leases and the Fantasia II JV is currently negotiating with the receiver and manager regarding ongoing lease terms.

As of June 30, 2023 and December 31, 2022, the balance of our equity-method investment related to the Fantasia II JV was approximately $1.2 million and $1.2 million, respectively.

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

As of June 30, 2023 and December 31, 2022, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.6 million and $1.6 million, respectively.

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

As of June 30, 2023 and December 31, 2022, the balance of our equity-method investment related to the FPH JV was $0.

Distributions from Equity-Method Investments

As of June 30, 2023 and December 31, 2022, we have distributions receivable, which are included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	June 30,	December 31,
	2023	2022
SUL JV	$266,000	$259,000
Fantasia I JV	—	—
Fantasia II JV	30,000	55,000
Fantasia III JV	54,000	22,000
FPH JV	64,000	64,000
Total	$414,000	$400,000

For the six months ended June 30, 2023 and 2022, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
		Cash Flow	Cash Flow		Cash Flow	Cash Flow
	Total Cash	from	from	Total Cash	from	from
	Distributions	Operating	Investing	Distributions	Operating	Investing
	Received	Activities	Activities	Received	Activities	Activities
SUL JV	$266,000	$92,000	$174,000	$286,000	$63,000	$223,000
Fantasia I JV	—	—	—	—	—	—
Fantasia II JV	135,000	106,000	29,000	156,000	107,000	49,000
Fantasia III JV	12,000	12,000	—	48,000	48,000	—
FPH JV	—	—	—	56,000	56,000	—
Total	$413,000	$210,000	$203,000	$546,000	$274,000	$272,000

Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in those agreements. For the three months ended June 30, 2023 and 2022, we recorded approximately $0.1 million and $0.2 million, respectively, in asset management fees from our Equity-Method Investments. For each of the six months ended June 30, 2023 and 2022, we recorded approximately $0.3 million in asset management fees from our Equity-Method Investments (see Note 7).

6. Receivables

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	June 30,	December 31,
	2023	2022
Straight-line rent receivables	$4,468,000	$3,862,000
Distribution receivables from Equity-Method Investments	414,000	400,000
Asset management fees	302,000	375,000
Other receivables	387,000	383,000
Total	$5,571,000	$5,020,000

7. Related Party Transactions

Equity-Method Investments

See Notes 5 and 6 for further discussion of distributions and asset management fees related to our Equity-Method Investments.

8. Intangible Lease Assets

Intangible lease assets are as follows:

	June 30,	December 31,
	2023	2022
In-place leases	$13,778,000	$13,778,000
Less: accumulated amortization	(1,396,000)	(937,000)
In-place leases, net	12,382,000	12,841,000
Above-market leases	959,000	959,000
Less: accumulated amortization	(128,000)	(96,000)
Above-market leases, net	831,000	863,000
Total intangible lease assets, net	$13,213,000	$13,704,000

For each of the three months ended June 30, 2023 and 2022, amortization expense for intangible lease assets was approximately $0.2 million, of which approximately $16,000 relates to the amortization of above market leases which is included within rental revenues in the accompanying condensed consolidated statements of operations. For each of the six months ended June 30, 2023 and 2022, amortization expense for intangible lease assets was approximately $0.5 million, of which approximately $32,000 relates to the amortization of above-market leases which is included within rental revenues in the accompanying condensed consolidated statements of operations.

Expected future amortization of the intangible lease assets as of June 30, 2023, for the period from July 1, 2023 to December 31, 2023 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending December 31,
July 1, 2023 to December 31, 2023	$490,000
2024	980,000
2025	980,000
2026	980,000
2027	980,000
Thereafter	8,803,000
$13,213,000

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

Supplemental balance sheet information related to the Office Lease are as follows:

Component	Consolidated Balance Sheet Caption	June 30, 2023	December 31, 2022
Right of use asset - operating	Other assets, net	$766,000	$833,000
Lease liability - operating	Accounts payable and accrued liabilities	$957,000	$933,000

Lease expense is presented as part of continuing operations within general and administrative expenses in the condensed consolidated statements of operations. For the three months ended June 30, 2023, we recognized approximately $45,000 in lease expense and for the six months ended June 30, 2023, we recognized approximately $90,000 in lease expense. The lease payments will be classified within operating activities in the consolidated statements of cash flows. As of June 30, 2023, we had not made any lease payments and the weighted average remaining lease term is 4.7 years.

Lease payments on the Office Lease for the period from July 1, 2023 to December 31, 2023 and for each of the four following years and thereafter ending December 31 are as follows:

Year	Lease payments
July 1, 2023 to December 31, 2023	$103,000
2024	211,000
2025	217,000
2026	224,000
2027	231,000
Thereafter	99,000
Total lease payments	$1,085,000
Less imputed interest	(128,000)
Total lease liability	$957,000

10. Concentration of Risk

Our cash is generally invested in short-term money market instruments. As of June 30, 2023, we had cash accounts in excess of FDIC-insured limits. During March 2023, in response to the banking crisis, we transferred cash balances in excess of FDIC-insured limits from a smaller regional bank to a multi-national bank. To date, we have not experienced losses or lack of access to cash in our cash and cash equivalent accounts.

As of June 30, 2023, we owned eight properties in Georgia, four properties in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 35 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended June 30, 2023, we leased our 16 real estate properties to 14 different tenants under long-term triple net leases, and three of the 14 tenants each represented more than 10% of our rental revenue. For the three months ended June 30, 2022, 16 of our real estate properties were leased to 14 different tenants under long-term triple net leases, and three of the 14 tenants each represented more than 10% of our rental revenue.

For the six months ended June 30, 2023, 16 of our real estate properties were leased to 14 different tenants under long-term triple net leases, and three of the 14 tenants each represented more than 10% of our rental revenue. For the six months ended June 30, 2022, 16 of our real estate properties were leased to 14 different tenants under long-term triple net leases, and three of the 14 tenants each represented more than 10% of our rental revenue.

As of June 30, 2023, our GA8 Properties are considered to be a significant asset concentration as the aggregate net assets of the GA8 Properties were greater than 20% of our total assets due to cross-default provisions in the leases.

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

As of June 30, 2023 and December 31, 2022, the fair value of our HUD-insured loans payable was $36.5 million and $38.9 million, compared to the principal balance (excluding debt discount) of $44.4 million and $45.0 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. The fair value of our fixed rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

As of June 30, 2023 and December 31, 2022, we believe the carrying amounts of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

As of June 30, 2023 and December 31, 2022, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

Legal Proceedings

HCRE

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”). HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. On October 22, 2019, the Third Circuit granted HCRE’s appeal, reversing the District Court and holding that HCRE could assert the adversary complaint seeking damages for violation of the automatic stay. The Company filed a Petition for Rehearing on November 5, 2019 asserting that HCRE is not entitled to assert a claim for damages for violation of the automatic stay. This Petition was denied and the mandate was issued sending the matter back to the Bankruptcy Court. The Bankruptcy Court held a status conference on February 4, 2021, and subsequently entered scheduling orders to govern discovery and pretrial matters. The parties filed dispositive motions, including a motion filed by the Company and the petitioning creditors for judgment on the pleadings. On February 4, 2022, the Bankruptcy Court entered an order denying the motion for judgment on the pleadings on the basis that the Bankruptcy Court would consider the points raised therein after trial. The Bankruptcy Court also entered an order denying HCRE’s motion to dismiss certain counterclaims and severing certain other counterclaims asserted by the petitioning creditors and the Company against HCRE on jurisdictional grounds, with the effect that such counterclaims may be pursued in the United States District Court. Trial in the Bankruptcy Court was conducted on January 9 and 10, 2023, with final concluding arguments presented on January 19, 2023. On May 12, 2023, the Court issued an opinion to award the plaintiffs $75,000 for reimbursement of legal fees related to the filing of the involuntary bankruptcy petition plus $517,000 for reimbursement of attorney’s fees related to the stay violation. The court has not yet entered an order or judgment, and will consider post-trial motions before finalizing such amounts. In May 2023, Summit filed notice for an appeal. Based on the assessment by management, as of June 30, 2023, the Company has accrued $75,000 for the reimbursement of legal fees and $0 for the $517,000 in attorney’s fees as we believe that a loss is currently not probable under Accounting Standards Codification 450, “Contingencies.”

Eikanas Dispute

On May 15, 2023, the Board of Directors of the Company sent Kent Eikanas, the then-Chief Executive Officer, written notice of various deficiencies in his performance , thereby initiating the 60-day cure period required by Mr. Eikanas’s Amended and Restated Employment Agreement, dated October 19, 2021. On June 5, 2023, Mr. Eikanas filed a lawsuit against the Company in the Superior Court of California for, among other things, wrongful termination and breach of contract, and seeking unspecified monetary damages. Based on the assessment by management, the Company believes that a loss is currently not probable or estimable under ASC 450, “Contingencies”, and as of June 30, 2023, no accrual has been made with regard to the claim. See Note 14 under Executive Management Changes for further information.

Indemnification and Employment Agreements

We have entered into indemnification agreements with certain of our executive officers and directors which indemnify them against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by him or her in connection with any proceeding. Additionally, effective October 19, 2021, we entered into new employment agreements with our executive officers, Kent Eikanas (Chief Executive Officer) and Elizabeth Pagliarini (Chief Financial Officer), for a term of three years. These employment agreements include customary terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a cash payment following a change in control of the Company, as defined in such agreements. On July 14, 2023, the employment agreement with Mr. Eikanas was terminated (see Note 14 for further information).

Management of our Equity-Method Investments

As the manager of our Equity-Method Investments, we are responsible for the day-to-day management. Additionally, we could be subject to a capital call from our Equity-Method Investments (see Note 5 for capital call activity).

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

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023
Stock options granted	80,000
Expected volatility	37.3%
Expected term	5.75	years
Risk-free interest rate	3.65%
Dividend yield	—%
Fair value per share	$0.91

The following table summarizes our stock options as of June 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2023	1,948,908	$2.10
Granted	80,000	$2.18
Exercised	—
Cancelled/forfeited	—
Options outstanding at June 30, 2023	2,028,908	$2.10	4.70	$1,279,000

Options exercisable at June 30, 2023	1,903,852	$2.09	4.04	$1,219,000

For our outstanding non-vested options as of June 30, 2023, the weighted average grant date fair value per share was $0.91. As of June 30, 2023, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
2023	$24,000
2024	49,000
2025	32,000
2026	8,000
$113,000

The stock-based compensation expense reported for the three months ended June 30, 2023 and 2022 was approximately $10,000 and $6,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. The stock-based compensation expense reported for the six months ended June 30, 2023 and 2022 was approximately $17,000 and $14,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

14. Subsequent Events

Fantasia I JV

On July 3, 2023, the majority member in the Fantasia I JV assigned its 65% interest, for no consideration, to Summit. As such, as of July 2023, Summit will own 100% of Fantasia I JV. The assets and liabilities of the Fantasia I JV will be consolidated in our condensed consolidated financial statements beginning in July 2023. Additionally, there is an executed purchase and sale agreement for the real estate and associated facility which meets the criteria as held for sale, and is expected to close in September 2023.

Executive Management Changes

On July 14, 2023 (the “Termination Date”), the Board of Directors (the “Board”) of the Company terminated, for cause, Kent Eikanas from his position as Chief Executive Officer and Secretary of the Company, after Mr. Eikanas was given written notice of and failed to cure various deficiencies in his performance following the expiration of a 60-day cure period. Per the terms of his employment agreement, upon Mr. Eikanas’ termination for cause, Mr. Eikanas is also deemed to have resigned, as of the Termination Date, from all positions with the Company and its subsidiaries, the Board and any boards of directors or managers of any of Company’s subsidiaries and affiliates.

Effective July 15, 2023, the Board of Directors of the Company appointed Elizabeth Pagliarini as Chief Executive Officer and Secretary. Additionally, effective July 15, 2023, the Board of Directors of the Company also appointed Sharyn Grant Chief Financial Officer and Treasurer of the Company.

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

Overview

As of June 30, 2023, our ownership interests in our 18 real estate properties of senior housing facilities was as follows: 100% ownership of 14 properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 35% equity interest in an unconsolidated equity-method investment that holds one property, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds nine properties, and a 10% equity interest in an unconsolidated equity-method investment that holds six properties (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

We believe that continued investing in senior housing facilities is accretive to earnings and stockholder value. Senior housing facilities include independent living facilities (“IL”), skilled nursing facilities (“SNF”), assisted living facilities (“AL”), memory care facilities (“MC”) and continuing care retirement communities (“CCRC”). Each of these types of facilities focuses on different segments of the senior population.Our current properties are SNF, AL, and MC facilities.

Current Market and Economic Conditions

The world was, and continues to be, impacted by the COVID-19 pandemic. The healthcare industry was among those most adversely affected by the COVID-19 pandemic. During 2023 and 2022, we experienced a material adverse effect on the operations of two properties related to COVID-19 (see Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements for further information on its impact to us and see below for the impact on our Equity-Method Investments). We expect the COVID-19 pandemic will continue to adversely affect our tenants’ and our Company’s financial condition and results of operations, including but not limited to, occupancy, resident leases and related resident fees and service revenues, and additional labor and operating expenses. The fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the demand for senior housing and skilled nursing and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity, including recording impairments, lease modifications and credit losses in future periods.

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

Summit Portfolio Properties

At June 30, 2023, our portfolio consisted of 18 real estate properties as noted above in the Overview section of this Item 2, 16 of which were 100% triple-net leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (see Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements under Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial”), collectively, the “Operated Properties”) for which we operate directly and earn resident fees and services revenue.

The following table provides summary information (excluding the 35 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of June 30, 2023:

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
(1)

Represents year-to-date rental revenue based on in-place leases, including straight-line rent, through June 30, 2023 and excluding $1.2 million in tenant reimbursement revenue and $0.03 million in above-market lease amortization.

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

Equity-Method Partner – Fantasia Investment III LLC

In 2016 and 2017, through our Operating Partnership, we entered into three separate limited liability company agreements (collectively, the “Fantasia Agreements”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed three separate companies, Summit Fantasia Holdings, LLC (“Fantasia I JV”), Summit Fantasia Holdings II, LLC (“Fantasia II JV”) and Summit Fantasia Holdings III, LLC (“Fantasia III JV”) (collectively, the “Fantasia JVs”). The Fantasia JVs are not consolidated in our condensed consolidated financial statements and are accounted for under the equity-method in our condensed consolidated financial statements. Through the Fantasia JVs: we own a 35% interest in one senior housing facility located in California; a 20% interest in two skilled nursing facilities located in Rhode Island; and a 10% interest in nine skilled nursing facilities located in Connecticut.

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

The following reconciles our equity investments in our Equity-Method Investments from inception through June 30, 2023 in our condensed consolidated financials statements:

	SUL JV	Fantasia JVs	FPH JV	Total
Total investment	$6,345,000	$6,379,000	$929,000	$13,653,000
Income (loss) from equity-method investees	$1,016,000	$(83,000)	$(112,000)	$821,000
Distributions	$(4,961,000)	$(3,544,000)	$(817,000)	$(9,322,000)
Total investment at June 30, 2023	$2,400,000	$2,752,000	$—	$5,152,000
Number of properties	17	12	6	35
Number of beds	1,408	1,650	507	3,565

A summary of the condensed combined financial data for the balance sheets and statements of income (operations) for all unconsolidated Equity-Method Investments are as follows:

	June 30,		December 31,
Condensed Combined Balance Sheets:	2023		2022
Total Assets	$245,563,000		$249,540,000
Total Liabilities	$181,846,000		$185,857,000
Members Equity:
Summit	$5,499,000	(1)	$5,676,000
JV Partners	$58,218,000		$58,007,000
Total Members Equity	$63,717,000		$63,683,000

(1)At June 30, 2023 and December 31, 2022, the aggregate balance of our equity method investments in our condensed consolidated financials statements for each period presented of approximately $5.2 million is lower by approximately $0.3 million and $0.5 million, respectively, than the equity recognized in the underlying Equity-Method Investments financial statements due to unrecorded losses and impairments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Condensed Combined Statements of Operations:	2023	2022	2023	2022
Total Revenue	$9,186,000	$9,536,000	$18,006,000	$19,136,000
Income (loss) from Operations	$3,524,000	$(93,000)	$6,154,000	$4,558,000
Net income (loss)	$1,420,000	$(2,062,000)	$1,347,000	$1,408,000

Summit equity interest in Equity-Method Investments net income (loss)	$229,000	$(1,066,000)	$171,000	$(424,000)
JV Partners interest in Equity-Method Investments net income (loss)	$1,191,000	$(996,000)	$1,176,000	$1,832,000

Distributions from Equity-Method Investments

For the six months ended June 30, 2023 and 2022, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Six Months Ended June 30,
	2023	2022
Distributions	$427,000	$610,000

Cash received for distributions	$413,000	$546,000

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023.

Results of Operations

Our results of operations are described below:

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended
	June 30,
	2023	2022	$ Change
Total rental revenues	$5,380,000	$5,435,000	$(55,000)
Property operating costs	(746,000)	(766,000)	20,000
Resident fees and services revenue	1,633,000	863,000	770,000
Resident costs	(1,056,000)	(818,000)	(238,000)
Net operating income (1)	5,211,000	4,714,000	497,000
Asset management fees	147,000	165,000	(18,000)
General and administrative	(1,091,000)	(1,132,000)	41,000
Depreciation and amortization	(1,810,000)	(1,848,000)	38,000
Income (loss) from equity-method investees	117,000	(1,131,000)	1,248,000
Other income	100,000	161,000	(61,000)
Interest expense	(4,336,000)	(3,105,000)	(1,231,000)
Net loss	(1,662,000)	(2,176,000)	514,000
Noncontrolling interests’ share in (income)	(19,000)	(18,000)	(1,000)
Net loss applicable to common stockholders	$(1,681,000)	$(2,194,000)	$513,000
(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident fees and services revenue less property operating and resident costs. NOI excludes asset management fees, general and administrative expense, depreciation and amortization, income (loss) from equity-method investees, other income, and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance, and property taxes, and resident costs are related to the Operated Properties. Net operating income increased approximately $0.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to Sundial being included in our condensed consolidated financials for one month in the three months ended June 30, 2022 compared to three months in the three months ended June 30, 2023.

The net change from loss to income from equity-method investees of approximately $1.2 million is mainly due to the impairment loss of $1.2 million related to the Fantasia I JV in the three months ended June 30, 2022.

The increase in interest expense of $1.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 is due to an increase of approximately 4% in interest rates on approximately $139.0 million of debt for the CA3 and GA8 Properties.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended
	June 30,
	2023	2022	$Change
Total rental revenues	$10,747,000	$10,976,000	$(229,000)
Property operating costs	(1,552,000)	(1,539,000)	(13,000)
Resident fees and services revenue	3,002,000	1,271,000	1,731,000
Resident costs	(2,266,000)	(1,193,000)	(1,073,000)
Net operating income (1)	9,931,000	9,515,000	416,000
Asset management fees	295,000	330,000	(35,000)
General and administrative	(2,200,000)	(2,180,000)	(20,000)
Depreciation and amortization	(3,615,000)	(3,685,000)	70,000
Income (loss) from equity-method investees	242,000	(489,000)	731,000
Other income	196,000	163,000	33,000
Interest expense	(8,470,000)	(6,136,000)	(2,334,000)
Net loss	(3,621,000)	(2,482,000)	(1,139,000)
Noncontrolling interests’ share in (income)	(36,000)	(37,000)	1,000
Net loss applicable to common stockholders	$(3,657,000)	$(2,519,000)	$(1,138,000)

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating and resident costs include insurance, property taxes and resident costs are related to the Operated Properties. Net operating income increased approximately $0.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to Sundial being included in our condensed consolidated financials for one month in the six months ended June 30, 2022 compared to six months in the six months ended June 30, 2023.

The net change from loss to income from equity-method investees of approximately $0.7 million is mainly due to the impairment loss of $1.2 million related to the Fantasia I JV in the six months ended June 30, 2022.

The increase in interest expense of $2.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is due to an increase of approximately 4% in interest rates on approximately $139.0 million of debt for the CA3 and GA8 Properties.

Liquidity and Capital Resources

As of June 30, 2023, we had approximately $11.1 million in cash and cash equivalents on hand. During March 2023, in response to the banking crisis, we transferred cash balances in excess of FDIC-insured limits from a smaller regional bank to a multi-national bank with more liquidity and a significantly larger balance sheet. We will continue to address the banking environment and make appropriate changes as necessary. To date, we have not experienced losses or lack of access to cash in our cash and cash equivalent accounts. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

Credit Facilities and Loan Agreements

As of June 30, 2023, we had debt obligations of approximately $183.2 million. The outstanding balance by lender is as follows (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding our refinancing arrangements):

●	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $10.0 million maturing September 2053
●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $34.4 million maturing from September 2039 through April 2055
●	CIBC Bank, USA - approximately $106.0 million maturing from July 2024 to December 2024
●	Oxford Finance LLC – approximately $32.8 million maturing from March 2025 to December 2026

Distributions

We made no stockholder distributions during the six months ended June 30, 2023.

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

Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes real estate depreciation and amortization, gains and losses from property dispositions, impairments and extraordinary items, and as a result, when compared period to period, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance. Factors that impact FFO include start-up costs, fixed costs, delays in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net (loss) income applicable to common stockholders (GAAP)	$(1,681,000)	$(2,194,000)	$(3,657,000)	$(2,519,000)
Adjustments:
Depreciation and amortization	1,797,000	1,843,000	3,595,000	3,674,000
Depreciation and amortization related to non-controlling interests	(10,000)	(11,000)	(20,000)	(22,000)
Depreciation related to Equity-Method Investments	183,000	226,000	366,000	456,000
Impairment on real estate property in Fantasia I (included in loss from Equity-Method Investments)	—	1,200,000	—	1,200,000
Gain on sale of property in Fantasia I JV (included in income from Equity-Method Investments)	—	—	—	(437,000)
Funds provided by (used in) operations (FFO) applicable to common stockholders	$289,000	$1,064,000	284,000	$2,352,000
Weighted-average number of common shares outstanding - basic	23,027,978	23,027,978	23,027,978	23,027,978
FFO per weighted average common shares - basic	$0.01	$0.05	$0.01	$0.10
Weighted-average number of common shares outstanding – diluted	23,496,475	23,553,606	23,496,475	23,553,606
FFO per weighted average common shares - diluted	$0.01	$0.05	$0.01	$0.10

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.
(b)	Not applicable.
(c)	During the six months ended June 30, 2023, we redeemed no shares pursuant to our stock repurchase program.

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

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Elizabeth A. Pagliarini
Date: August 11, 2023	Elizabeth A. Pagliarini
Chief Executive Officer
(Principal Executive Officer)

/s/ Sharyn I. Grant
Date: August 11, 2023	Sharyn I. Grant
Chief Financial Officer
(Principal Financial Officer)