Form 10-Q
period 2023-09-30
Summit Healthcare REIT, Inc
filed 2023-11-14
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$11,289,000	$11,572,000
Restricted cash	3,199,000	2,591,000
Real estate properties, net	158,343,000	173,127,000
Intangible lease assets, net	11,870,000	13,704,000
Tenant and other receivables, net	4,633,000	5,020,000
Other assets, net	1,714,000	2,107,000
Equity-method investments	3,394,000	5,182,000
Total assets	$194,442,000	$213,303,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$7,116,000	$5,585,000
Security deposits	4,231,000	4,651,000
Loans payable, net of debt issuance costs	179,992,000	180,169,000
Total liabilities	191,339,000	190,405,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at September 30, 2023 and December 31, 2022	23,000	23,000
Additional paid-in capital	116,461,000	116,432,000
Accumulated deficit	(113,500,000)	(93,734,000)
Total stockholders’ equity	2,984,000	22,721,000
Noncontrolling interests	119,000	177,000
Total equity	3,103,000	22,898,000
Total liabilities and equity	$194,442,000	$213,303,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Total rental revenues	$4,552,000	$5,416,000	$15,298,000	$16,392,000
Resident fees and services	2,084,000	1,125,000	5,086,000	2,396,000
Asset management fees	129,000	165,000	423,000	495,000
Total operating revenue	6,765,000	6,706,000	20,807,000	19,283,000

Expenses:
Property operating costs	917,000	846,000	2,469,000	2,385,000
Resident costs	2,095,000	1,281,000	4,362,000	2,474,000
General and administrative	1,403,000	1,280,000	3,598,000	3,460,000
Depreciation and amortization	2,066,000	1,813,000	5,685,000	5,498,000
Impairment of real estate properties	11,387,000	—	11,387,000	—
Total operating expenses	17,868,000	5,220,000	27,501,000	13,817,000

Operating (loss) income	(11,103,000)	1,486,000	(6,694,000)	5,466,000

Loss from equity-method investees	(1,671,000)	(7,000)	(1,429,000)	(496,000)
Other income	103,000	43,000	299,000	206,000
Interest expense	(4,542,000)	(3,498,000)	(13,010,000)	(9,634,000)
Gain on consolidation of interest in unconsolidated equity-method investment	1,066,000	—	1,066,000	—

Net loss	(16,147,000)	(1,976,000)	(19,768,000)	(4,458,000)
Noncontrolling interests’ share in net (income) loss	38,000	(12,000)	2,000	(49,000)
Net loss applicable to common stockholders	$(16,109,000)	$(1,988,000)	$(19,766,000)	$(4,507,000)

Basic and diluted loss per common share:
Net loss applicable to common stockholders	$(0.70)	$(0.09)	$(0.86)	$(0.20)

Weighted average shares used to calculate basic and diluted earnings per common share	23,027,978	23,027,978	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2023	23,027,978	$23,000	$116,432,000	$(93,734,000)	$22,721,000	$177,000	$22,898,000
Stock-based compensation	—	—	7,000	—	7,000	—	7,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(17,000)	(17,000)
Net (loss) income	—	—	—	(1,976,000)	(1,976,000)	17,000	(1,959,000)
Balance — March 31, 2023	23,027,978	$23,000	$116,439,000	$(95,710,000)	$20,752,000	$177,000	$20,929,000
Stock-based compensation	—	—	10,000	—	10,000	—	10,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(19,000)	(19,000)
Net (loss) income	—	—	—	(1,681,000)	(1,681,000)	19,000	(1,662,000)
Balance — June 30, 2023	23,027,978	$23,000	$116,449,000	$(97,391,000)	$19,081,000	$177,000	$19,258,000
Stock-based compensation	—	—	12,000	—	12,000	—	12,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(20,000)	(20,000)
Net (loss) income	—	—	—	(16,109,000)	(16,109,000)	(38,000)	(16,147,000)
Balance — September 30, 2023	23,027,978	$23,000	$116,461,000	$(113,500,000)	$2,984,000	$119,000	$3,103,000

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2022	23,027,978	$23,000	$116,401,000	$(85,041,000)	$31,383,000	$171,000	$31,554,000
Stock-based compensation	—	—	8,000	—	8,000	—	8,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(18,000)	(18,000)
Net (loss) income	—	—	—	(325,000)	(325,000)	19,000	(306,000)
Balance — March 31, 2022	23,027,978	$23,000	$116,409,000	$(85,366,000)	$31,066,000	$172,000	$31,238,000
Stock-based compensation	—	—	6,000	—	6,000	—	6,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(18,000)	(18,000)
Net (loss) income	—	—	—	(2,194,000)	(2,194,000)	18,000	(2,176,000)
Balance — June 30, 2022	23,027,978	$23,000	$116,415,000	$(87,560,000)	$28,878,000	$172,000	$29,050,000
Stock-based compensation	—	—	9,000	—	9,000	—	9,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(13,000)	(13,000)
Net (loss) income	—	—	—	(1,988,000)	(1,988,000)	12,000	(1,976,000)
Balance — September 30, 2022	23,027,978	$23,000	$116,424,000	$(89,548,000)	$26,899,000	$171,000	$27,070,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,768,000)	$(4,458,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	685,000	684,000
Depreciation and amortization	5,430,000	5,498,000
Amortization of above-market lease intangible	48,000	47,000
Straight-line rents	(920,000)	(1,108,000)
Write off of straight-line rent receivables	1,300,000	—
Stock-based compensation expense	29,000	23,000
Write-off of leasing commissions	255,000	—
Impairment of real estate properties	11,387,000	—
Gain on consolidation of interest in unconsolidated equity-method investment	(1,066,000)	—
Loss from equity-method investees	1,429,000	496,000
Change in operating assets and liabilities:
Tenant and other receivables, net	45,000	274,000
Other assets, net	232,000	(98,000)
Accounts payable and accrued liabilities	1,148,000	2,620,000
Security deposits	(420,000)	—
Net cash (used in) provided by operating activities	(186,000)	3,978,000

Cash flows from investing activities:
Proceeds from sale of real estate properties assigned	3,839,000	—
Cash assumed in assignment of interest in unconsolidated equity-method investment	770,000	—
Additions to real estate and other assets	(243,000)	(483,000)
Investment in equity-method investees	(230,000)	(1,111,000)
Distributions received from equity-method investees	550,000	422,000
Net cash provided by (used in) investing activities	4,686,000	(1,172,000)

Cash flows from financing activities:
Payments of loans payable	(862,000)	(831,000)
Repayment of loan payable assigned	(3,171,000)	—
Distributions paid to noncontrolling interests	(56,000)	(49,000)
Deferred financing costs	(86,000)	(173,000)
Net cash used in financing activities	(4,175,000)	(1,053,000)

Net increase in cash, cash equivalents and restricted cash	325,000	1,753,000
Cash, cash equivalents and restricted cash – beginning of period	14,163,000	13,161,000
Cash, cash equivalents and restricted cash – end of period	$14,488,000	$14,914,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,007,000	$7,864,000
Supplemental disclosure of non-cash financing and investing activities:
Consolidation of assets, net, in connection with our acquisition of partner's interest in unconsolidated equity-method investment	$313,000	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 100% of 14 properties, 95.3% of four properties, a 10% equity interest in an unconsolidated equity-method investment that holds 17 properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds eight properties, and a 10% equity interest in an unconsolidated equity-method investment that holds six properties. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, including but not limited to Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), except where the context otherwise requires.

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

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated within our condensed consolidated financial statements and owns four properties (the “JV Properties”) with another partially owned subsidiary. As of September 30, 2023 and December 31, 2022, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of September 30, 2023 and December 31, 2022, we have a 10% interest in the SUL JV which owns 17 properties.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings, LLC (the “Fantasia I JV”), in which we had a 35% interest. As of June 30,2023, the Fantasia I JV was not consolidated in our condensed consolidated financial statements and was accounted for under the equity-method in our condensed consolidated financial statements.

On July 3, 2023, the majority member in the Fantasia I JV assigned its 65% interest, for no consideration, to Summit. As such, as of July 2023, Summit owned 100% of Fantasia I JV. See Note 3 under Fantasia I JV Transfer of Interest and Sale for further information.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of September 30, 2023 and December 31, 2022, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of September 30, 2023 and December 31, 2022, we have a 10% interest in the Fantasia III JV. The Fantasia III JV owned eight properties as of September 30, 2023 and owned nine properties as of December 31, 2022.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of September 30, 2023 and December 31, 2022, we have a 10% interest in the FPH JV which owns six properties.

Taxable REIT Subsidiaries

Summit Healthcare Asset Management, LLC

Summit Healthcare Asset Management, LLC (“SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia I JV (through July 2, 2023), Fantasia II JV, Fantasia III JV, and FPH JV (collectively, our “Equity-Method Investments”), and provide management services in exchange for fees and reimbursements. All asset management fees earned by us are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS. See Notes 5 and 7 for further information.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$11,289,000	$11,572,000
Restricted cash	3,199,000	2,591,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$14,488,000	$14,163,000

3. Investments in Real Estate Properties

As of September 30, 2023 and December 31, 2022, our investments in real estate properties, including those held by our consolidated subsidiaries (excluding the 33 properties owned by our unconsolidated Equity-Method Investments), are set forth below:

	September 30,	December 31,
	2023	2022
Land	$14,905,000	$15,565,000
Buildings and improvements	157,833,000	166,989,000
Less: accumulated depreciation	(19,403,000)	(15,985,000)
Buildings and improvements, net	138,430,000	151,004,000
Furniture and fixtures	12,121,000	12,440,000
Less: accumulated depreciation	(7,113,000)	(5,882,000)
Furniture and fixtures, net	5,008,000	6,558,000
Real estate properties, net	$158,343,000	$173,127,000

For the three months ended September 30, 2023 and 2022, depreciation expense (excluding lease intangibles amortization and leasing commission amortization) was approximately $1.6 million and $1.6 million, respectively. For the nine months ended September 30, 2023 and 2022, depreciation expense (excluding intangible lease amortization and leasing commission amortization) was approximately $4.7 million and $4.8 million, respectively.

As of September 30, 2023, our portfolio consisted of 18 real estate properties, 16 of which were 100% leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (see below under Pennington Gardens Operations LLC and Sundial Operations LLC).

Fantasia I JV Transfer of Interest and Sale

On July 3, 2023, the majority member in the Fantasia I JV assigned its 65% interest, for no consideration, to Summit. As such, as of July 2023, Summit owned 100% of Fantasia I JV. The Fantasia I JV consists of the real estate of Summit Citrus Heights, LLC, our wholly-owned subsidiary (“Summit Citrus Heights”) as of July 3, 2023, and the operating assets and liabilities of its associated senior housing facility, Sun Oak Assisted Living (“Sun Oak" or "CH TRS”).The following summarizes the fair value of the assets and liabilities consolidated in our condensed consolidated financial statements beginning in July 2023: cash of $0.8 million, real estate of $3.8 million, other assets of $0.1 million, loan payable of $3.2 million and other liabilities of $0.4 million. The Fantasia I JV was considered a variable interest entity and the consolidation of the entity resulted in a gain of approximately $1.1 million, which is recorded in gain on consolidation of interest in unconsolidated equity-method investment in the condensed consolidated statements of operations. Additionally, on September 29, 2023, we sold the real estate of Summit Citrus Heights, including the Sun Oak facility for net cash of approximately $0.6 million (which consists of the $3.8 million sale price and the payoff of the loan payable of approximately $3.2 million) and recorded a loss of approximately $0.01 million, which is recorded in gain on consolidation of interest in unconsolidated equity-method investment in the condensed consolidated statements of operations. See below under CH TRS LLC for additional information regarding the operations of Sun Oak.

CH TRS LLC (Sun Oak Assisted Living)

In July 2023, as noted above under Fantasia I JV Transfer of Interest and Sale, we acquired the Fantasia I JV. Summit Citrus Heights was the sole member of CH TRS LLC, the operating company for Sun Oak. As such, the operations of Sun Oak are consolidated in our financial statements beginning July 3, 2023, through September 29, 2023 (date of the sale), and all intercompany transactions have been eliminated. For the three months ended September 30, 2023, revenues from Sun Oak are recorded under resident fees and services and costs are recorded under resident costs in the condensed consolidated statements of operations.

Pennington Gardens Operations LLC

In February 2022, our former tenant’s lease was terminated and we received approximately $0.2 million under a settlement agreement which is recorded in total rental revenues in the condensed consolidated statements of operations. Concurrently, we entered into a management agreement with a new operator that began operating the facility, Pennington Gardens and we entered into a new lease agreement with Pennington Gardens Operations LLC, the newly formed operating company for Pennington Gardens, which is a wholly owned subsidiary of SHOP TRS. As such, the operations of Pennington Gardens are consolidated in our financial statements beginning February 11, 2022, and all intercompany transactions have been eliminated. For the three and nine months ended September 30, 2023 and for the period from February 11, 2022 through September 30, 2022, revenues from Pennington Gardens Operations are recorded under resident fees and services and costs are recorded under resident costs in the condensed consolidated statements of operations.

Sundial Operations LLC

In June 2022, our former tenant’s lease was terminated and we entered into a management agreement with a new operator that began operating the facility, Sundial Assisted Living. Concurrently, we entered into a new lease agreement with Sundial Operations LLC, the newly formed operating company for Sundial Assisted Living, which is a wholly owned subsidiary of SHOP TRS. As such, for the three and nine months ended September 30, 2023 and for the period from June 7, 2022 through September 30, 2022, the operations of Sundial Assisted Living are consolidated in our financial statements and revenues from Sundial Assisted Living are recorded under resident fees and services and costs are recorded under resident costs in the condensed consolidated statements of operations.

The following table provides summary information regarding our portfolio (excluding the 33 properties owned by our unconsolidated Equity-Method Investments and the $12.75 million loan from Oxford Finance, LLC (“Oxford”) (see Note 4) with Summit Georgia Holdings LLC, our wholly-owned subsidiary) as of September 30, 2023:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Rivers Edge Rehabilitation and Care (f/k/a) Sheridan Care Center))	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$3,873,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,397,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	11,164,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	5,664,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,496,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,641,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	9,918,000
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	10,715,000	8,014,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	4,780,000	3,575,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	4,560,000	3,411,000
Calhoun Health Center	Calhoun, GA	December 30, 2021	SNF	7,670,000	6,549,000
Maple Ridge Health Care Center	Cartersville, GA	December 30, 2021	SNF	13,548,000	11,568,000
Chatsworth Health Care Center	Chatsworth, GA	December 30, 2021	SNF	29,785,000	25,432,000
East Lake Arbor	Decatur, GA	December 30, 2021	SNF	15,640,000	13,354,000
Fairburn Health Care Center	Fairburn, GA	December 30, 2021	SNF	14,644,000	12,503,000
Grandview Health Care Center	Jasper, GA	December 30, 2021	SNF	10,061,000	8,591,000
Rosemont at Stone Mountain	Stone Mountain, GA	December 30, 2021	SNF	23,908,000	20,414,000
Willowwood Nursing Center & Rehab	Flowery Branch, GA	December 30, 2021	SNF	14,744,000	12,589,000
Total:				$207,320,000	$170,153,000
(1)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Tenant/Operator Changes

In September 2023, three of our wholly-owned properties and their related facilities, Rivers Edge Rehabilitation and Care, Fernhill Care Center, and Pacific Health and Rehabilitation Center, replaced the tenant/operator.  The previous tenant requested the lease be terminated and on September 1, 2023, HUD approved the change.  As a result of the lease termination, we wrote off the straight-line rent receivable of approximately $1.3 million, which is included in rental revenues in our condensed consolidated statements of operations, wrote off leasing commissions of approximately $0.3 million, which is included in depreciation and amortization in our condensed consolidated statements of operations, and recorded income from security deposits of approximately $0.4 million, which is included in total rental revenue in our condensed consolidated statements of operations.  The new tenant leases are structured under a master lease at the same lease rates for a 10-year term through August 2033, with two five-year renewal options.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the 33 properties owned by our unconsolidated Equity-Method Investments and the intercompany lease between our wholly-owned subsidiaries: Summit Chandler LLC and Pennington Gardens, and HP Redding LLC and Sundial) as of September 30, 2023, for the period from October 1, 2023 to December 31, 2023 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
October 1, 2023 to December 31, 2023	$4,504,000
2024	18,272,000
2025	18,566,000
2026	18,865,000
2027	19,168,000
Thereafter	155,908,000
$235,283,000

2023 Acquisitions

None.

2022 Acquisitions

None.

Impairment of Real Estate Properties

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances.

During the three and nine months ended September 30, 2023, we recorded an impairment of $11.4 million related to eight real estate properties, which is included in impairment of real estate properties in the condensed consolidated statements of operations.  The impairment was recorded due to the tenants experiencing issues affecting their ability to continue to pay their lease obligations.  We utilized a market approach for the fair value estimate of the real estate properties and based our impairment on an estimated yield of 10.8%.  We considered these inputs as Level 3 measurements within the fair value hierarchy.

No impairments were recorded during the nine months ended September 30, 2022.

4. Loans Payable

As of September 30, 2023 and December 31, 2022, our loans payable consisted of the following:

	September 30, 2023	December 31, 2022
Loans payable to Lument (formerly ORIX Real Estate Capital, LLC) (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and as of September 30, 2023 and December 31, 2022, collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial and Friendship Haven.	$34,235,000	$34,976,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	9,918,000	10,039,000

Loan payable to CIBC Bank, USA in monthly installments of approximately of $133,000 including cash collateral fund payments, variable interest rate (9.4% and 8.2% at September 30, 2023 and December 31, 2022, respectively), due in July 2024, and as of December 31, 2022, collateralized by Yucaipa Hill Post Acute, Creekside Post Acute and University Post Acute (“CA3 Properties”).	15,000,000	15,000,000

Loan payable to CIBC Bank, USA in monthly installments of approximately $600,000 (interest only through December 2023) variable interest rate (8.8% and 7.7% at September 30, 2023 and December 31, 2022, respectively), due in December 2024, and collateralized by Calhoun Health Center, Maple Ridge Health Care Center, Chatsworth Health Care Center, East Lake Arbor, Fairburn Health Care Center, Grandview Health Care Center, Rosemont at Stone Mountain, and Willowwood Nursing Center & Rehab (“GA8 Properties”).	91,000,000	91,000,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $260,000 (interest only through maturity), variable interest rate (16.4% and 15.1% at September 30, 2023 and December 31, 2022, respectively) due in March 2025, collateralized in second position by the GA8 Properties.	20,000,000	20,000,000

Mezzanine Loan payable to Oxford Finance, LLC in monthly installments of approximately $168,000 (interest only through maturity), variable interest rate (16.4% and 15.1% at September 30, 2023 and December 31, 2022, respectively) due in December 2026, secured by the equity interests of our wholly-owned subsidiary, Summit Georgia Holdings LLC, the parent holding company for the GA8 Properties.	12,750,000	12,750,000
	182,903,000	183,765,000
Less debt issuance costs	(2,911,000)	(3,596,000)
Total loans payable	$179,992,000	$180,169,000

As of September 30, 2023, we have total debt obligations of approximately $182.9 million that will mature between 2024 and 2055. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of September 30, 2023, we were in compliance with all of our debt covenants except for our GA8 Properties which were out of compliance with their consolidated minimum EBITDAR covenant. We have requested a waiver. Additionally, in October 2023 and November 2023, Oxford agreed to defer a portion of our interest payments on the mezzanine loan payable (see table above) until we can confirm a plan of action.  We have not received any notice of default for this deferral, however, we are including it in the current period in the principal payments due on the loans payable table below.

During the three months ended September 30, 2023 and 2022, we incurred approximately $4.3 million and $3.2 million of interest expense, respectively, excluding debt issuance costs, amortization and interest expense related to the Oxford mezzanine loan as noted below (“Oxford Monthly Fee”), related to our loans payable. During the nine months ended September 30, 2023 and 2022, we incurred approximately $12.3 million and $8.4 million, respectively, of interest expense (excluding debt issuance costs, amortization and interest expense related to the Oxford Monthly Fee) related to our loans payable.

In connection with our loans payable, we incurred debt issuance costs. As of September 30, 2023 and December 31, 2022, the unamortized balance of the debt issuance costs was approximately $2.9 million and $3.6 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For each of the three months ended September 30, 2023 and 2022, $0.2 million of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. For each of the nine months ended September 30, 2023 and 2022, $0.7 million of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

During the three months ended September 30, 2023 and 2022, we incurred approximately $0 million and $0.1 million, respectively, of interest expense related to the Oxford Monthly Fee which is included in interest expense in our condensed consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, we incurred approximately $0 million and $0.5 million, respectively of interest expense related to the Oxford Monthly Fee and is included in interest expense in our condensed consolidated statements of operations.

The principal payments due on the loans payable (excluding debt issuance costs) for the period from October 1, 2023 to December 31, 2023 and for each of the four following years and thereafter ending December 31 are as follows:

Principal
Years Ending	Amount
October 1, 2023 to December 31, 2023	$13,044,000
2024	107,201,000
2025	21,246,000
2026	1,292,000
2027	1,341,000
Thereafter	38,779,000
$182,903,000

The following information notes our loan activity:

CA3 Properties

In 2021, we entered into a first priority $15.0 million mortgage loan collateralized by the CA3 Properties with CIBC Bank, USA (“CIBC”). See table above listing loans payable for further information.

GA8 Properties

In 2021, we acquired our interest in the GA8 Properties subject to a $91.0 million first priority mortgage loan with CIBC collateralized by those properties, a $20.0 million subordinated term loan with Oxford Financing LLC (“Oxford”) collateralized by those properties and a $12.75 million mezzanine loan with Oxford secured by the equity interests of the wholly-owned subsidiary, Summit Georgia Holdings LLC, the parent holding company for the GA8 Properties. See table above listing loans payable for further information.

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

Master Letter of Credit Agreement

In June 2023, we entered into $1.0 million Master Letter of Credit Agreement with CIBC. As of September 30, 2023, there are no outstanding letters of credit under this agreement.

5. Equity-Method Investments

As of September 30, 2023 and December 31, 2022, the balances of our Equity-Method Investments were approximately $3.4 million and $5.2 million, respectively, and are as follows:

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

For the nine months ended September 30, 2023 and 2022, we invested approximately $230,000 and $821,000, respectively, related to capital calls for the SUL JV.  During the three months ended September 30, 2023, the SUL JV  recorded an impairment of approximately $1.1 million on one property in this JV and we recorded our 10% share of the impairment of approximately $0.1 million in loss from equity-method investees in the condensed consolidated statements of operations.

As of September 30, 2023 and December 31, 2022, the balance of our equity-method investment related to the SUL JV was approximately $2.2 million and $2.4 million, respectively.

Summit Fantasia Holdings, LLC

On July 3, 2023, the majority member in the Fantasia I JV assigned its 65% interest, for no consideration, to Summit. As such, as of July 2023, Summit owned 100% of Fantasia I JV.  See Note 3 under Fantasia I JV Transfer of Interest and Sale for further information.

For the period ended July 2, 2023 and the nine months ended September 30, 2022, we invested approximately $0 and $290,000, respectively, related to capital calls for the Fantasia I JV. In September 2022, we determined the fair value of our investment in the Fantasia I JV to be impaired and recorded a $0.1 million impairment charge which is recorded in the loss from equity-method investees in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.

As of July 2, 2023 and December 31, 2022, our equity-method investment related to the Fantasia I JV was $0 due to the transfer and impairment noted above, respectively.

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

In June 2023, the tenant for the two properties in the Fantasia II JV filed for receivership. The two properties are currently being operated by the receivership estate in conjunction with a third-party manager under a one-year management agreement. As of September 30, 2023, there has been no termination of the tenant leases and the Fantasia II JV is currently communicating with the receiver regarding ongoing lease terms and payments. The Fantasia II JV has not received any rent payments since May 2023.  During the three months ended September 30, 2023, the Fantasia II JV recorded an impairment of approximately $1.6 million on the two properties and we recorded our 20% share of the impairment of approximately $0.3 million in loss from equity-method investees in the condensed consolidated statements of operations.  Additionally, in September 2023, due to the ongoing issues with the receivership, we determined the fair value of our investment in the Fantasia II JV to be impaired and recorded a $0.5 million impairment charge which is recorded in the loss from equity-method investees in the condensed consolidated statements of operations.

As of September 30, 2023 and December 31, 2022, the balance of our equity-method investment related to the Fantasia II JV was approximately $0 million and $1.2 million, respectively.

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

During the three months ended September 30, 2023, the Fantasia III JV deeded the ownership in a transfer of one of the properties in the Fantasia III JV to the tenant for no contractual consideration, however as part of the settlement agreement, the Fantasia III JV will receive a monthly payment of the base rent of the transferred property that was in place at the time of the transfer, through the end of the lease term, August 2032, from one of the other tenants in the JV. The Fantasia III JV recorded a loss of approximately $3.9 million on the transaction and we recorded our 10% share of the loss of approximately $0.4 million in loss from equity-method investees in the condensed consolidated statements of operations.

As of September 30, 2023 and December 31, 2022, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.2 million and $1.6 million, respectively.

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

In December 2022, Summit recorded an impairment of approximately $0.2 million of our equity-method investment balance in the FPH JV due to issues related to tenant operations, and consequently, reduced our equity-method investment balance to $0.

As of September 30, 2023 and December 31, 2022, the balance of our equity-method investment related to the FPH JV was $0.

Distributions from Equity-Method Investments

As of September 30, 2023 and December 31, 2022, we have distributions receivable, which are included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	September 30,	December 31,
	2023	2022
SUL JV	$269,000	$259,000
Fantasia II JV	30,000	55,000
Fantasia III JV	69,000	22,000
FPH JV	64,000	64,000
Total	$432,000	$400,000

For the nine months ended September 30, 2023 and 2022, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Nine months Ended September 30, 2023			Nine months Ended September 30, 2022
		Cash Flow	Cash Flow		Cash Flow	Cash Flow
	Total Cash	from	from	Total Cash	from	from
	Distributions	Operating	Investing	Distributions	Operating	Investing
	Received	Activities	Activities	Received	Activities	Activities
SUL JV	$408,000	$6,000	$402,000	$434,000	$91,000	$343,000
Fantasia II JV	136,000	—	136,000	237,000	158,000	79,000
Fantasia III JV	12,000	—	12,000	95,000	95,000	—
FPH JV	—	—	—	56,000	56,000	—
Total	$556,000	$6,000	$550,000	$822,000	$400,000	$422,000

Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in those agreements. For the three months ended September 30, 2023 and 2022, we recorded approximately $0.1 million and $0.2 million, respectively, in asset management fees from our Equity-Method Investments. For each of the nine months ended September 30, 2023 and 2022, we recorded approximately $0.4 million and $0.5 million, respectively, in asset management fees from our Equity-Method Investments (see Note 7).

6. Receivables

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	September 30,	December 31,
	2023	2022
Straight-line rent receivables	$3,482,000	$3,862,000
Distribution receivables from Equity-Method Investments	432,000	400,000
Asset management fees	290,000	375,000
Other receivables	429,000	383,000
Total	$4,633,000	$5,020,000

7. Related Party Transactions

Equity-Method Investments

See Notes 5 and 6 for further discussion of distributions and asset management fees related to our Equity-Method Investments.

8. Intangible Lease Assets

Intangible lease assets are as follows:

	September 30,	December 31,
	2023	2022
In-place leases	$12,680,000	$13,778,000
Less: accumulated amortization	(1,625,000)	(937,000)
In-place leases, net	11,055,000	12,841,000
Above-market leases	959,000	959,000
Less: accumulated amortization	(144,000)	(96,000)
Above-market leases, net	815,000	863,000
Total intangible lease assets, net	$11,870,000	$13,704,000

For each of the three months ended September 30, 2023 and 2022, amortization expense for intangible lease assets was approximately $0.2 million of which approximately $16,000 relates to the amortization of above market leases which is included within rental revenues in the accompanying condensed consolidated statements of operations. For each of the nine months ended September 30, 2023 and 2022, amortization expense for intangible lease assets was approximately $0.7 million of which approximately $48,000 relates to the amortization of above-market leases which is included within rental revenues in the accompanying condensed consolidated statements of operations.

Expected future amortization of the intangible lease assets as of September 30, 2023, for the period from October 1, 2023 to December 31, 2023 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending December 31,
October 1, 2023 to December 31, 2023	$224,000
2024	896,000
2025	896,000
2026	896,000
2027	896,000
Thereafter	8,062,000
$11,870,000

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

Supplemental balance sheet information related to the Office Lease are as follows:

Component	Consolidated Balance Sheet Caption	September 30, 2023	December 31, 2022
Right of use asset - operating	Other assets, net	$732,000	$833,000
Lease liability - operating	Accounts payable and accrued liabilities	$918,000	$933,000

Lease expense is presented as part of continuing operations within general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2023, we recognized approximately $45,000 in lease expense and for the nine months ended September 30, 2023, we recognized approximately $135,000 in lease expense. The lease payments will be classified within operating activities in the consolidated statements of cash flows. As of September 30, 2023, we had not made any lease payments and the weighted average remaining lease term is 4.4 years.

Lease payments on the Office Lease for the period from October 1, 2023 to December 31, 2023 and for each of the four following years and thereafter ending December 31 are as follows:

Year	Lease payments
October 1, 2023 to December 31, 2023	$52,000
2024	211,000
2025	217,000
2026	224,000
2027	231,000
Thereafter	99,000
Total lease payments	$1,034,000
Less imputed interest	(116,000)
Total lease liability	$918,000

10. Concentration of Risk

Our cash is generally invested in short-term money market instruments. As of September 30, 2023, we had cash accounts in excess of FDIC-insured limits. During March 2023, in response to the banking crisis, we transferred cash balances in excess of FDIC-insured limits from a smaller regional bank to a multi-national bank. To date, we have not experienced losses or lack of access to cash in our cash and cash equivalent accounts.

As of September 30, 2023, we owned eight properties in Georgia, four properties in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 33 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, for the three months ended September 30, 2023, we leased our 16 real estate properties to 14 different tenants under long-term triple net leases, and three of the 14 tenants each represented more than 10% of our rental revenue. For the three months ended September 30, 2022, 16 of our real estate properties were leased to 14 different tenants under long-term triple net leases, and three of the 14 tenants each represented more than 10% of our rental revenue.

For the nine months ended September 30, 2023, 16 of our real estate properties were leased to 14 different tenants under long-term triple net leases, and three of the 14 tenants each represented more than 10% of our rental revenue. For the nine months ended September 30, 2022, 16 of our real estate properties were leased to 14 different tenants under long-term triple net leases, and three of the 14 tenants each represented more than 10% of our rental revenue.

As of September 30, 2023, our GA8 Properties are considered to be a significant asset concentration as the aggregate net assets of the GA8 Properties were greater than 20% of our total assets due to cross-default provisions in the leases.

11. Fair Value Measurements of Financial Instruments

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, tenant and other receivables, certain other assets, accounts payable and accrued liabilities, security deposits and loans payable. With the exception of the loans payable discussed below, we consider the carrying values to approximate fair value (categorized within Level 1 of the fair value hierarchy) for such financial instruments because of the short period of time between origination of the instruments and their expected payment.

As of September 30, 2023 and December 31, 2022, the fair value of our HUD-insured loans payable was $36.6 million and $38.9 million, compared to the principal balance (excluding debt discount) of $44.1 million and $45.0 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. The fair value of our fixed rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

As of September 30, 2023 and December 31, 2022, we believe the carrying amounts of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

See Note 3 for disclosure regarding fair value of impaired real estate properties.

As of September 30, 2023 and December 31, 2022, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

Legal Proceedings

HCRE

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”). HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. On October 22, 2019, the Third Circuit granted HCRE’s appeal, reversing the District Court and holding that HCRE could assert the adversary complaint seeking damages for violation of the automatic stay. The Company filed a Petition for Rehearing on November 5, 2019 asserting that HCRE is not entitled to assert a claim for damages for violation of the automatic stay. This Petition was denied and the mandate was issued sending the matter back to the Bankruptcy Court. The Bankruptcy Court held a status conference on February 4, 2021, and subsequently entered scheduling orders to govern discovery and pretrial matters. The parties filed dispositive motions, including a motion filed by the Company and the petitioning creditors for judgment on the pleadings. On February 4, 2022, the Bankruptcy Court entered an order denying the motion for judgment on the pleadings on the basis that the Bankruptcy Court would consider the points raised therein after trial. The Bankruptcy Court also entered an order denying HCRE’s motion to dismiss certain counterclaims and severing certain other counterclaims asserted by the petitioning creditors and the Company against HCRE on jurisdictional grounds, with the effect that such counterclaims may be pursued in the United States District Court. Trial in the Bankruptcy Court was conducted on January 9 and 10, 2023, with final concluding arguments presented on January 19, 2023. On May 12, 2023, the Court issued an opinion to award the plaintiffs $75,000 for reimbursement of legal fees related to the filing of the involuntary bankruptcy petition plus $517,000 for reimbursement of attorney’s fees related to the stay violation. Several additional motions have been filed and were heard in September 2023.  The Bankruptcy Court has not yet ruled on the motions and has not indicated when a decision will be issued. Based on the assessment by management, as of September 30, 2023, the Company has accrued $75,000 for the reimbursement of legal fees and $0 for the $517,000 in attorney’s fees as we believe that a loss is currently not probable under Accounting Standards Codification 450, “Contingencies.”

Eikanas Dispute

On May 15, 2023, the Board of Directors of the Company sent Kent Eikanas, the then-Chief Executive Officer, written notice of various deficiencies in his performance , thereby initiating the 60-day cure period required by Mr. Eikanas’ Amended and Restated Employment Agreement, dated October 19, 2021. On July 14, 2023 (the “Termination Date”), the Board of Directors (the “Board”) of the Company terminated, for cause, Mr. Eikanas from his position as Chief Executive Officer and Secretary of the Company, after Mr. Eikanas was given written notice of and failed to cure various deficiencies in his performance following the expiration of a 60-day cure period.  Per the terms of his employment agreement, upon Mr. Eikanas’ termination for cause, Mr. Eikanas is also deemed to have resigned, as of the Termination Date, from all positions with the Company and its subsidiaries, the Board and any boards of directors or managers of any of Company’s subsidiaries and affiliates.

On June 5, 2023, Mr. Eikanas filed a lawsuit against the Company in the Superior Court of California for, among other things, wrongful termination and breach of contract, and seeking unspecified monetary damages.  The parties are currently engaged in written discovery and related motion practice. The parties have also started depositions. Based on the assessment by management, the Company believes that a loss is currently not probable or estimable under ASC 450, “Contingencies”, and as of September 30, 2023, no accrual has been made with regard to the claim.

Indemnification and Employment Agreements

We have entered into indemnification agreements with certain of our executive officers and directors which indemnify them against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by him or her in connection with any proceeding. Effective October 19, 2021, we entered into a new employment agreement with Elizabeth Pagliarini (Chief Financial Officer at the time and current Chief Executive Officer), for a term of three years. The employment agreement includes customary terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a cash payment following a change in control of the Company, as defined in such agreement.

We previously had entered into an employment agreement, dated October 19, 2021, with Mr. Eikanas, which was terminated on July 14, 2023 in connection with his removal as Chief Executive Officer.

Management of our Equity-Method Investments

As the manager of our Equity-Method Investments, we are responsible for day-to-day management. Additionally, we could be subject to a capital call from our Equity-Method Investments (see Note 5 for capital call activity).

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

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023
Stock options granted	80,000
Expected volatility	37.3%
Expected term	5.75	years
Risk-free interest rate	3.65%
Dividend yield	—%
Fair value per share	$0.91

The following table summarizes our stock options as of September 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2023	1,948,908	$2.10
Granted	80,000	$2.18
Exercised	—
Cancelled/forfeited	—
Options outstanding at September 30, 2023	2,028,908	$2.10	4.45	$1,279,000

Options exercisable at September 30, 2023	1,917,268	$2.09	4.18	$1,225,000

For our outstanding non-vested options as of September 30, 2023, the weighted average grant date fair value per share was $0.91. As of September 30, 2023, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
2023	$12,000
2024	49,000
2025	32,000
2026	8,000
$101,000

The stock-based compensation expense reported for the three months ended September 30, 2023 and 2022 was approximately $12,000 and $9,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. The stock-based compensation expense reported for the nine months ended September 30, 2023 and 2022 was approximately $29,000 and $23,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

14. Subsequent Events

None.

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

Overview

As of September 30, 2023, our ownership interests in our 18 real estate properties of senior housing facilities was as follows: 100% ownership of 14 properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 17 properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds eight properties, and a 10% equity interest in an unconsolidated equity-method investment that holds six properties (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Recently, the broader economy began experiencing increased levels of inflation, higher interest rates and tightening monetary and fiscal policies. The Federal Reserve has increased its targeted range for the federal funds rate, leading to increased interest rates and it foresees an extended period of these higher rates. We currently have fixed and variable interest rates for our loans. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in interest expense. The higher interest rates imposed by the Federal Reserve to address inflation may also adversely impact real estate asset values. In addition, a prolonged period of high and persistent inflation could cause an increase in our expenses. The current market and economic conditions could have a material impact on our business, cash flow and results of operations. It could also impact our ability to find suitable acquisitions, sell properties, and raise equity and debt capital.

Summit Portfolio Properties

At September 30, 2023, our portfolio consisted of 18 real estate properties as noted above in the Overview section of this Item 2, 16 of which were 100% triple-net leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (see Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements under Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial”), collectively, the (“Operated Properties”) for which we operate directly and earn resident fees and services revenue.

The following table provides summary information (excluding the 33 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of September 30, 2023:

			Square	Purchase
	Properties	Beds	Footage	Price
SNF	15	1,354	406,135	$181,795,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	18	1,575	542,900	$207,320,000

					2023
					Lease
Property	Location	Date Purchased	Type	Beds	Revenue (1)
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$375,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	400,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	1,059,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	738,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	573,000
Sundial Assisted Living (2)	Redding, CA	December 18, 2013	AL	65	—
Pennington Gardens (2)	Chandler, AZ	July 17, 2017	AL/MC	90	—
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	82	799,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	59	356,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	50	340,000
Calhoun Health Center	Calhoun, GA	December 30, 2021	SNF	100	359,000
Maple Ridge Health Care Center	Cartersville, GA	December 30, 2021	SNF	74	1,421,000
Chatsworth Health Care Center	Chatsworth, GA	December 30, 2021	SNF	120	2,594,000
East Lake Arbor	Decatur, GA	December 30, 2021	SNF	103	677,000
Fairburn Health Care Center	Fairburn, GA	December 30, 2021	SNF	120	1,086,000
Grandview Health Care Center	Jasper, GA	December 30, 2021	SNF	60	799,000
Rosemont at Stone Mountain	Stone Mountain, GA	December 30, 2021	SNF	149	2,051,000
Willowwood Nursing Center & Rehab	Flowery Branch, GA	December 30, 2021	SNF	100	773,000
Total				1,575
(1)

Represents year-to-date rental revenue based on in-place leases, including straight-line rent, through September 30, 2023 and excluding $1.8 million in tenant reimbursement revenue, $1.3 million in write off of straight-line rent, $0.05 million in above-market lease amortization and $0.4 million in security deposits from terminated leases.

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

On July 3, 2023, the majority member in the Fantasia I JV assigned its 65% interest, for no consideration, to Summit. As such, as of July 2023, Summit owned 100% of Fantasia I JV. The assets and liabilities of the Fantasia I JV, consisting of the real estate of Summit Citrus Heights LLC, its wholly-owned subsidiary as of July 3, 2023, and the operations of its associated senior housing facility, Sun Oak Assisted Living, were consolidated in our condensed consolidated financial statements beginning in July 2023 and no longer considered an equity-method investment as of September 30, 2023.

In September 2023, due to the ongoing receivership issues in the Fantasia II JV, the Fantasia II JV recorded an impairment of approximately $1.6 million on the two properties and we recorded our 20% share of the impairment of approximately $0.3 million. Additionally, as of September 30, 2023, due to the continuing issues, we determined the fair value of our investment in the Fantasia II JV to be impaired and recorded a $0.5 million impairment charge which is recorded in the loss from equity-method investees in the accompanying condensed consolidated statements of operations.

On September 29, 2023, the Fantasia III JV executed a transfer agreement for one of the properties in the Fantasia III JV, transferring the real estate to the tenant in return for a monthly payment of the transferred property’s base rent through August 2032 to be received from one of the other properties in the portfolio. The JV member interest and debt was transferred to the same property in the portfolio. The Fantasia III JV recorded a net loss on the transfer of the real estate of approximately $3.9 million and our share of the net loss was $0.4 million.

The Fantasia JVs are not consolidated in our condensed consolidated financial statements and are accounted for under the equity-method in our condensed consolidated financial statements. Through the Fantasia JVs as of September 30, 2023: we own a 20% interest in two skilled nursing facilities located in Rhode Island; and a 10% interest in eight skilled nursing facilities located in Connecticut.  Through the Fantasia JVs as of December 31, 2022: we own a 35% interest in one senior housing facility located in California, a 20% interest in two skilled nursing facilities located in Rhode Island; and a 10% interest in nine skilled nursing facilities located in Connecticut.

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

The following reconciles our equity investments in our Equity-Method Investments from inception through September 30, 2023 in our condensed consolidated financial statements:

	SUL JV	Fantasia II JV	Fantasia III JV	FPH JV	Total
Total investment	$6,420,000	$1,923,000	$1,954,000	$929,000	$11,226,000
Income (loss) from equity-method investees	$929,000	$(82,000)	$546,000	$(112,000)	$1,281,000
Distributions	$(5,106,000)	$(1,841,000)	$(1,349,000)	$(817,000)	$(9,113,000)
Total investment at September 30, 2023	$2,243,000	$—	$1,151,000	$—	$3,394,000
Number of properties	17	$2	8	6	33
Number of beds	1,408	318	1,149	449	3,324

A summary of the condensed combined financial data for the balance sheets and statements of income (operations) for all unconsolidated Equity-Method Investments are as follows:

	September 30,		December 31,
Condensed Combined Balance Sheets:	2023		2022
Total Assets	$232,374,000		$249,540,000
Total Liabilities	$178,309,000		$185,857,000
Members Equity:
Summit	$4,226,000	(1)	$5,676,000
JV Partners	$49,839,000		$58,007,000
Total Members Equity	$54,065,000		$63,683,000

(1)At September 30, 2023 and December 31, 2022, the aggregate balance of our equity method investments in our condensed consolidated financial statements for each period presented of approximately $3.4 million is lower by approximately $0.8 million and $0.5 million, respectively, than the equity recognized in the underlying Equity-Method Investments financial statements due to impairment losses we have recorded on our basis in the the joint venture that are not reflected in members equity at the underlying equity-method investment level.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
Condensed Combined Statements of Operations:	2023	2022	2023	2022
Total Revenue	$6,680,000	$9,666,000	$24,686,000	$28,802,000
Income (loss) from Operations	$(5,521,000)	$3,208,000	$633,000	$7,766,000
Net (loss) income	$(7,675,000)	$1,606,000	$(6,328,000)	$3,015,000

Summit equity interest in Equity-Method Investments net (loss) income	$(1,110,000)	$131,000	$(939,000)	$(293,000)
JV Partners interest in Equity-Method Investments net (loss) income	$(6,565,000)	$1,475,000	$(5,389,000)	$3,308,000

Distributions from Equity-Method Investments

For the nine months ended September 30, 2023 and 2022, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Nine months Ended September 30,
	2023	2022
Distributions	$588,000	$875,000

Cash received for distributions	$555,000	$822,000

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023.

Results of Operations

Our results of operations are described below:

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended
	September 30,
	2023	2022	$ Change
Total rental revenues (excludes security deposits below)	$4,132,000	$5,416,000	$(1,284,000)
Property operating costs	(917,000)	(846,000)	(71,000)
Resident fees and services revenue	2,084,000	1,125,000	959,000
Resident costs	(2,095,000)	(1,281,000)	(814,000)
Net operating income (1)	3,204,000	4,414,000	(1,210,000)
Asset management fees	129,000	165,000	(36,000)
Security deposits from terminated leases	420,000	—	420,000
General and administrative	(1,403,000)	(1,280,000)	(123,000)
Depreciation and amortization	(2,066,000)	(1,813,000)	(253,000)
Loss from equity-method investees	(1,671,000)	(7,000)	(1,664,000)
Impairment of real estate properties	(11,387,000)	—	(11,387,000)
Gain on consolidation of interest in unconsolidated equity-method investment	1,066,000	—	1,066,000
Other income	103,000	43,000	60,000
Interest expense	(4,542,000)	(3,498,000)	(1,044,000)
Net loss	(16,147,000)	(1,976,000)	(14,171,000)
Noncontrolling interests’ share in loss (income)	38,000	(12,000)	50,000
Net loss applicable to common stockholders	$(16,109,000)	$(1,988,000)	$(14,121,000)
(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident fees and services revenue less property operating and resident costs. NOI excludes asset management fees, security deposits from terminated leases, general and administrative expense, depreciation and amortization, income (loss) from equity-method investees, impairment of real estate properties, other income, and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance, and property taxes, and resident costs are related to the Operated Properties. Net operating income decreased approximately $1.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to the $1.3 million write off of straight-line rents related to the change in three tenants in September 2023.

The increase in general and administrative expenses of $0.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is mainly due to an increase in legal fees in the three months ended September 30, 2023.

The increase in depreciation and amortization for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is mainly due to the write off of the leasing commissions related to the change in the three tenants during the three months ended September 30, 2023.

The increase in loss from equity-method investees of approximately $1.7 million is mainly due to the impairment loss and write off of the equity-method investment of $1.2 million related to the Fantasia II JV, our share of the impairment in one property in the SUL JV of $0.1 million, and loss from the Fantasia III JV for $0.4 million in the three months ended September 30, 2023.

The impairment of real estate properties for the three months ended September 30, 2023 of $11.4 million is related to the GA8 properties.  See Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements for further information.

The increase in gain on consolidation of interest in unconsolidated equity-method investment of approximately $1.1 million is due to the consolidation of a variable interest entity (Fantasia I JV) in July 2023 and the related gain and then the subsequent sale of the real estate in September 2023.

The increase in interest expense of $1.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is due to an increase of approximately 3% in interest rates on approximately $139.0 million of debt for the CA3 and GA8 Properties.

Nine months Ended September 30, 2023 Compared to Nine months Ended September 30, 2022

	Nine months Ended
	September 30,
	2023	2022	$ Change
Total rental revenues (excludes security deposits below)	$14,878,000	$16,392,000	$(1,514,000)
Property operating costs	(2,469,000)	(2,385,000)	(84,000)
Resident fees and services revenue	5,086,000	2,396,000	2,690,000
Resident costs	(4,362,000)	(2,474,000)	(1,888,000)
Net operating income (1)	13,133,000	13,929,000	(796,000)
Security deposits from terminated leases	420,000	—	420,000
Asset management fees	423,000	495,000	(72,000)
General and administrative	(3,598,000)	(3,460,000)	(138,000)
Depreciation and amortization	(5,685,000)	(5,498,000)	(187,000)
Loss from equity-method investees	(1,429,000)	(496,000)	(933,000)
Impairment of real estate properties	(11,387,000)	—	(11,387,000)
Gain on consolidation of interest in unconsolidated equity-method investment	1,066,000	—	1,066,000
Other income	299,000	206,000	93,000
Interest expense	(13,010,000)	(9,634,000)	(3,376,000)
Net loss	(19,768,000)	(4,458,000)	(15,310,000)
Noncontrolling interests’ share in loss (income)	2,000	(49,000)	51,000
Net loss applicable to common stockholders	$(19,766,000)	$(4,507,000)	$(15,259,000)

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating and resident costs include insurance, property taxes and resident costs are related to the Operated Properties. Net operating income decreased approximately $0.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to the $1.3 million write off of straight-line rents related to the change in three tenants in September 2023 and Sundial being included in our condensed consolidated financials for four months in the nine months ended September 30, 2022 compared to nine months in the nine months ended September 30, 2023.

The increase in general and administrative expenses of $0.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is mainly due to an increase in legal fees and payroll offset by accounting fees.

The increase in depreciation and amortization of $0.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is mainly due to the write off the leasing commissions related to the change in the three tenants in September 2023.

The increase in loss from equity-method investees of approximately $1.0 million is mainly due to the impairment loss and write off of the equity-method investment of $1.1 million related to the Fantasia II JV, impairment in one property in the SUL JV of $0.01 million, and loss from the Fantasia III JV for $0.3 million in September 30, 2023 compared to income of $0.6 million from the Fantasia II, III and FPH JVs and $0.1 million from the SUL JV offset by the loss from the Fantasia I JV of $1.2 million in the nine months ended September 30, 2022.

The impairment of real estate properties for the nine months ended September 30, 2023 of $11.4 million is related to the GA8 properties.  See Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements for further information.

The increase in gain on consolidation and sale of real estate property of approximately $1.1 million is due to the consolidation of a variable interest entity (Fantasia I JV) in July 2023 and the related gain and then the subsequent sale of the real estate in September 2023.

The increase in interest expense of $3.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is due to an increase of approximately 3% in interest rates on approximately $139.0 million of debt for the CA3 and GA8 Properties.

Liquidity and Capital Resources

As of September 30, 2023, we had approximately $11.3 million in cash and cash equivalents on hand. During March 2023, in response to the banking crisis, we transferred cash balances in excess of FDIC-insured limits from a smaller regional bank to a multi-national bank with more liquidity and a significantly larger balance sheet. We will continue to address the banking environment and make appropriate changes as necessary. To date, we have not experienced losses or lack of access to cash in our cash and cash equivalent accounts. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

Going forward, we expect our primary sources of cash to be rental revenues, equity-method investment distributions and asset management fees. In addition, we may increase cash through the sale of additional properties, which may result in the deconsolidation of properties we already own or borrowing against currently-owned properties. For the foreseeable future, we expect our primary uses of cash to be for funding future acquisitions, investments in joint ventures, operating expenses, interest expense on outstanding indebtedness and the repayment of principal on loans payable. We may also incur expenditures for renovations of our existing properties, making our facilities more appealing in their market.

Seven of our debt obligations are long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans that mature between 2039 and 2055. The other debt obligations are short-term loans that mature in July 2024 through December 2026 with variable interest rates (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements). Due to the current environment of increasing interest rates, this may have a negative effect on our results of operations, which could result in foreclosure if our cash is insufficient to meet our obligations under our loans payable, and for that reason, we may refinance these short-term loans with long-term, fixed rate HUD-insured debt, other long-term debt, a combination of debt and equity or sale of the real estate in 2023 or 2024. Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties. In regard to our Operated Properties, our intent is to stabilize the operations of the facilities and market them for sale due to the significantly reduced willingness of AL manager/operators to execute long-term triple-net leases.

Credit Facilities and Loan Agreements

As of September 30, 2023, we had debt obligations of approximately $182.9 million. The outstanding balance by lender is as follows (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding our refinancing arrangements):

●	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $9.9 million maturing September 2053
●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $34.2 million maturing from September 2039 through April 2055
●	CIBC Bank, USA - approximately $106.0 million maturing from July 2024 to December 2024
●	Oxford Finance LLC – approximately $32.8 million maturing from March 2025 to December 2026
●	CIBC Bank, USA - Master Letter of Credit Agreement for $1.0 million

Distributions

We made no stockholder distributions during the nine months ended September 30, 2023.

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss applicable to common stockholders (GAAP)	$(16,109,000)	$(1,988,000)	$(19,766,000)	$(4,507,000)
Adjustments:
Depreciation and amortization	2,049,000	1,805,000	5,644,000	5,479,000
Depreciation and amortization related to non-controlling interests	(23,000)	(9,000)	(43,000)	(31,000)
Depreciation related to Equity-Method Investments	183,000	202,000	549,000	658,000
Impairment on real estate property in Equity-Method Investments (included in loss from Equity-Method Investments)	423,000	138,000	423,000	1,338,000
Impairment on real estate properties	11,387,000	—	11,387,000	—
Gain on sale of property in Fantasia I JV (included in income from Equity-Method Investments)	—	—	—	(437,000)
Gain on consolidation of interest in unconsolidated equity-method investment	(1,066,000)	—	(1,066,000)
Funds provided by (used in) operations (FFO) applicable to common stockholders	$(3,156,000)	$148,000	(2,872,000)	$2,500,000
Weighted-average number of common shares outstanding - basic	23,027,978	23,027,978	23,027,978	23,027,978
FFO per weighted average common shares - basic	$(0.14)	$0.01	$(0.12)	$0.11
Weighted-average number of common shares outstanding – diluted	23,027,978	23,587,253	23,027,978	23,587,253
FFO per weighted average common shares - diluted	$(0.14)	$0.01	$(0.12)	$0.11

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.
(b)	Not applicable.
(c)	During the nine months ended September 30, 2023, we redeemed no shares pursuant to our stock repurchase program.

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

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Elizabeth A. Pagliarini
Date: November 14, 2023	Elizabeth A. Pagliarini
Chief Executive Officer
(Principal Executive Officer)

/s/ Sharyn I. Grant
Date: November 14, 2023	Sharyn I. Grant
Chief Financial Officer
(Principal Financial Officer)