Form 10-K
period 2023-12-31
Summit Healthcare REIT, Inc
filed 2024-04-16
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the Registrant’s second fiscal quarter), there were 23,027,978 shares of common stock held by non-affiliates of the Registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was terminated on November 23, 2010, was $8.00.

As of April 8, 2024 there were 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

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

We are self-managed and have employees to directly manage our operations. At December 31, 2023, we own a 99.88% general partner interest in the Operating Partnership while Cornerstone Realty Advisors, LLC (“CRA”), a former affiliate, owns a 0.12% limited partnership interest.

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

As of December 31, 2023, our ownership interests in our 18 real estate properties of senior housing facilities was as follows: 100% ownership of 14 properties and 95.3% ownership interest in four properties held in a consolidated joint venture, Cornerstone Healthcare Partners LLC. See Note 14 “Subsequent Events” to the accompanying Notes to Consolidated Financial Statements for further information regarding the status of certain of our properties. Additionally, we have a 10% equity interest in an unconsolidated equity-method investment that holds 15 properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds eight properties, and a 10% equity interest in an unconsolidated equity-method investment that holds six properties. We generally lease our senior housing facilities to tenants on a triple net basis, with an initial leasehold term of 10 to 15 years with one or more five-year renewal options. Under a triple net lease, the tenant pays or reimburses the owner for all or substantially all property operating expenses and capital expenditures.

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

As of December 31, 2023 and 2022, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement (as amended, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2023 and 2022, we have a 10% interest in the SUL JV which owns 15 properties as of December 31, 2023 and owned 17 properties as of December 31, 2022.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)) and formed Summit Fantasia Holdings I, LLC (the “Fantasia I JV”).

On July 3, 2023, the majority member in the Fantasia I JV assigned its 65% interest, for no consideration, to Summit. As such, as of July 2023, Summit owned 100% of Fantasia I JV and it became a wholly-owned subsidiary of Summit. The Fantasia I JV consisted of the real estate of Summit Citrus Heights, LLC, and the operating assets and liabilities of its associated senior housing facility, Sun Oak Assisted Living (“Sun Oak” or “CH TRS”) and was included in our consolidated financial statements from July 2023 through September 2023, when the property was sold. On September 29, 2023, we sold the real estate of Summit Citrus Heights, including the Sun Oak facility. As of December 31, 2023, our investment in the Fantasia I JV is no longer considered an equity-method investment. As of December 31, 2022, we had a 35% interest in the Fantasia I JV which owned one property.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia II LLC Agreement”) with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2023 and 2022, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC – Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement (“Fantasia III LLC Agreement”) with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2023 and 2022, we have a 10% interest in the Fantasia III JV which owns eight and owned nine properties, respectively.

Summit Fantasy Pearl Holdings, LLC – Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement (“FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2023 and 2022, we have a 10% interest in the FPH JV which owns six properties.

Taxable REIT Subsidiaries

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC (the “SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia I JV (through July 2023), Fantasia II JV, Fantasia III JV, and FPH JV , (collectively, our “Equity-Method Investments”) and provide various services in exchange for fees and reimbursements. All acquisition fees and management fees are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS.

SHOP TRS LLC

SHOP TRS LLC (“SHOP TRS”) is our wholly-owned taxable REIT subsidiary that is the sole member for two of our 100% owned real estate properties that are leased to an affiliated subsidiary (see Note 3 under Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial Assisted Living”), collectively, the “Operated Properties”) and the operations are consolidated in our consolidated financial statements.

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

We may acquire additional properties through joint venture investments in the future or sell a percentage of our existing properties to a joint venture partner, which may result in the deconsolidation of properties we already own. We anticipate acquiring properties through joint ventures in order to diversify our portfolio of properties in terms of geographic region, facility type and operator/manager, among other reasons. Joint ventures typically also allow us to acquire an interest in a property without funding the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, management will evaluate the financial condition of the joint venture partner, structure of the joint venture, and the real property that such joint venture owns or is being formed to own under the same criteria. We may form additional entities in conjunction with joint ventures. These entities may employ debt financing consistent with our borrowing policies. See “Borrowing Policies” below. Our joint ventures may take the form of equity joint ventures with one or more large institutional partners.

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

The Centers for Medicare and Medicaid Services (“CMS”) is looking to finalize a nursing home minimum staffing proposal in 2024 that was issued on September 1, 2023. This proposal includes a staffing mandate for Medicare- and Medicaid-certified nursing homes to provide a minimum number of care hours per resident per day from registered nurses and nurse aids. Our tenants’ operations may be affected by this or any other minimum staffing mandate due to chronic workforce challenges in certain geographic areas as well us upward pressure on wages.

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

Other information

Our executive offices are located at 23382 Mill Creek Drive, Suite 125, Laguna Hills, CA 92653. Our current lease, which covers approximately 5,241 square feet in a two-story office building, expires in December 2028. As of December 31, 2023, we have nine full-time employees.

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

We believe the value of our stock owned by our stockholders has declined substantially from the issue price. It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, because the amount of funds available for investment was reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. As of December 31, 2023, our estimated per-share value of our common stock was $1.71 per share. Unless our aggregate investments increase in value to compensate for upfront fees and expenses and prior declines in value, it is unlikely that our stockholders will be able to sell their stock without incurring a substantial loss. We cannot assure our stockholders that their stock will ever appreciate in value to equal the price they paid for their stock. Stockholders should consider their stock as an illiquid investment, and they must be prepared to hold their stock for an indefinite period of time.

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

Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure, reserve requirements, general operational requirements, and the analysis of investing excess cash flow to grow the portfolio versus paying distributions to shareholders. We have not declared cash distributions per common share during the years ended December 31, 2023 and 2022.

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

Our Audit Committee and management have identified a material weakness in our internal controls over financial reporting, and we may be unable to develop, implement, and maintain appropriate controls in future periods.

The Sarbanes-Oxley Act and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on our management’s assessment, we believe that, as of December 31, 2023, our internal controls over financial reporting were not effective. The specific material weakness is described in Part II — Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K in “Management’s Report on Internal Control over Financial Reporting”. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We have adopted a remediation plan to address the material weakness identified.

The material weakness in our internal control over financial reporting as of December 31, 2023 was attributed to insufficient technical accounting resources at the Company, especially with respect to significant and unusual transactions. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, and create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. This could cause us to fail to meet our reporting obligations.

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

Lease terminations, and/or the failure to find new tenants after a lease expires or has been terminated, could reduce our revenues from rents and our distributions to our stockholders and cause the value of our stockholders’ investment in us to decline.

The success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. For example, the tenants of certain of our properties in Georgia have been out of compliance with their consolidated minimum EBITDAR covenant for each quarter in 2023, which has in turn contributed to our lender, with respect to such properties, declaring an event of default with respect to such properties. Even if a lease is terminated or expires without a default or bankruptcy, we may incur costs in finding a new tenant. In the event of tenant default or bankruptcy, or lease terminations or expiration, we may be unable to re-lease the property for the rent previously received, or at all. We may be unable to sell a property without incurring a loss. These events and others could cause the value of our stockholders’ investment in us to decline.

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

The healthcare service industry may be affected by the following:

●	staffing shortages, minimum staffing level mandates, and continued reliance on higher-priced agency healthcare workers;
●	increased costs and decreased occupancy due to potential future pandemics or contagious outbreaks;
●	trends in the method of delivery of healthcare services, specifically expansion of home-based healthcare;
●	increased acuity of care;
●	competition among healthcare providers;
●	nursing home reform mandates from state and federal governments without increases in reimbursement to fund the mandates;
●	lower increases or decreases in reimbursement rates from government and commercial payors, high uncompensated care expense, investment losses and limited admissions growth pressuring operating profit margins for healthcare providers;
●	liability and workers compensation insurance expense; and
●	health reform initiatives to address healthcare costs through expanded pay-for-performance criteria, value-based purchasing programs, bundled provider payments, accountable care organizations, state health insurance exchanges, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions.

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

Operators/managers of healthcare properties that we own or may acquire may be affected by the financial deterioration, insolvency and/or bankruptcy of other significant operators/managers in the healthcare industry.

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

Tenants of healthcare properties that we own or may acquire face certain operational risks that may impact their ability to generate revenues or that may increase their expenses, either of which might negatively affect our financial results.

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service acquisition financing on that property, then the amount available for operations or distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness collateralized by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For example, On March 13, 2024, we received a notice of default from one of our lenders due to our continuing failure to pay the full and timely interest payments due on the loan from December 2023 to March 2024. As a result of the default, the lender has exercised certain rights, such as, among other things, their right to act as attorney-in-fact of Summit Georgia Holdings, LLC, to appoint an independent manager over the GA8 Properties and their right to exercise any voting rights and to receive any distributions with respect to such properties. See Note 14 “Subsequent Events” to the accompanying Notes to Consolidated Financial Statements for further information.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with an IT consultant who reports to our Chief Financial Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

Our Chief Financial Officer is primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers.

Our Chief Financial Officer oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Financial Officer and IT consultant provide periodic briefings to the audit committee regarding our Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our Audit Committee provides regular updates to the Board of Directors on such reports.

ITEM 2. PROPERTIES

As of December 31, 2023, our portfolio consisted of 18 properties, 14 of which we own 100%, and four of which we own through a 95.3% interest in CHP LLC. 16 of the properties are 100% leased, on a triple net basis, to the tenants of the related facilities and the other two properties are each 100% leased to an affiliated subsidiary (see Note 3 to the accompanying Notes to Consolidated Financial Statements under Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial”) owned by our wholly-owned subsidiaries, Summit Chandler LLC and HP Redding LLC, respectively). The following table (excluding the 31 properties held by our unconsolidated Equity-Method Investments) provides summary information regarding these properties:

					Number
				Purchase	of
Property	Location	Date Purchased	Type(1)	Price(2)	Beds
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	63
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	73
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	66
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	65
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	90
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	10,715,000	82
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	4,780,000	59
University Post Acute	Mentone, CA	July 2, 2021	SNF	4,560,000	50
Calhoun Health Center	Calhoun, GA	December 30, 2021	SNF	7,670,000	100
Maple Ridge Health Care Center	Cartersville, GA	December 30, 2021	SNF	13,548,000	74
Chatsworth Health Care Center	Chatsworth, GA	December 30, 2021	SNF	29,785,000	120
East Lake Arbor	Decatur, GA	December 30, 2021	SNF	15,640,000	103
Fairburn Health Care Center	Fairburn, GA	December 30, 2021	SNF	14,644,000	120
Grandview Health Care Center	Jasper, GA	December 30, 2021	SNF	10,061,000	60
Rosemont at Stone Mountain	Stone Mountain, GA	December 30, 2021	SNF	23,908,000	149
Willowwood Nursing Center & Rehab	Flowery Branch, GA	December 30, 2021	SNF	14,744,000	100
Total:				$207,320,000	1,575
(1)	SNF is an abbreviation for skilled nursing facility. AL is an abbreviation for assisted living facility. MC is an abbreviation for memory care facility.
(2)	Excludes acquisition costs.

Portfolio Lease Expirations

The following table sets forth lease expiration information for the ten years and thereafter following December 31, 2023. We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

					Percent of
			Base Rent		Total	Percent of
			In Final Year		Leasable	Total
	No. of		of Expiring		Area	Annual Base
Year Ending	Leases		Leases		Expiring	Rent Expiring
December 31	Expiring		(Annual $)		(%)	(%)
2027	1	(1)	1,538,000	(1)	12.5%	7.1%
2030	1		913,000		10.8%	4.2%
2033	3		2,522,000		11.5%	11.7%
2036	11		16,604,000		65.2%	77.0%
	16		$21,577,000		100.0%	100.0%
(1)

Excludes the intercompany leases and related rental revenue. See Note 3 to the accompanying Notes to Consolidated Financial Statements for further information regarding the status of the tenant leases for Pennington Gardens and Sundial. These intercompany leases are eliminated in consolidation. Resident agreements for the operated properties, Pennington Gardens and Sundial, are short-term and excluded from the table above and revenue is included in resident fees and services in the accompanying statements of operations.

ITEM 3. LEGAL PROCEEDINGS

See Note 11 to the accompanying Notes to Consolidated Financial Statements for a summary of our material legal proceedings and Note 14 to the accompanying Notes to Consolidated Financial Statements for certain subsequent events.

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

On December 31, 2023, the estimated common stock per-share value is $1.71 per share, adjusted from the previous estimated common stock per-share value of $2.73 established on December 31, 2022. The estimated value per share was based on the methodologies and assumptions described further below. The estimated per-share value determined below is not audited and does not represent the fair value according to U.S. generally accepted accounting principles (“GAAP”) of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets.

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

Our December 31, 2023 estimated per-share value was calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the current book value of our liabilities, and dividing the total by the number of our common shares outstanding as of December 31, 2023. Our estimated per-share value is the same as our net asset value. Our estimated per-share value does not reflect “enterprise value,” which may include a premium for the portfolio or the potential increase in our share value if we were to list our shares on a national securities exchange. Our estimated per-share value also does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange.

The following is a summary of the valuation methodologies used:

Investments in Real Estate. For purposes of calculating an estimated value per share, we used the value of the 2023 lease payments and applied the current market lease rates for each asset type to determine fair market value of our properties or for recently purchased properties, the current appraised values.

Loans Payable. We reduced the fair value of our investments by the total amount due of our loans payable based on the current book value at December 31, 2023.

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

Our estimated per-share value was calculated as follows:

December 31, 2023
Investments in real estate	$9.19
Loans payable	(7.89)
Other assets and liabilities, net	0.22
Equity-Method Investments	0.19
Estimated net asset value per-share	$1.71
Estimated enterprise value premium	None applied
Estimated liquidity discount	None applied
Total estimated per-share value	$1.71

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

Our board of directors reviewed the report prepared by management which recommended an estimated per-share value, and considering all information provided in light of its own knowledge regarding our assets and unanimously agreed upon an estimated value of $1.71 per share, which is consistent with the recommendations of management.

A summary of our estimated per-share value for the last five years at December 31 is as follows:

2023	$1.71
2022	$2.73
2021	$2.94
2020	$2.90
2019	$2.82

Stockholders

As of March 20, 2024 we had approximately 23.0 million shares of common stock outstanding held by 4,180 stockholders of record.

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-K.

Equity Compensation Plans

See the “Equity Compensation Plan Information” in Item 12 of this report.

Purchases of Company Equity Securities

The Company has not engaged in any repurchases of its equity securities during the year ended December 31, 2023 and does not currently have any repurchase or redemption plan or program in place.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. See also the “Special Note about Forward-Looking Statements” preceding Item 1 of this report.

Overview

As of December 31, 2023, our ownership interests in our 18 real estate properties of senior housing facilities was as follows: 100% ownership of 14 properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. See Note 14 “Subsequent Events” to the accompanying Notes to Consolidated Financial Statements for further information regarding the status of certain of our properties. Additionally, we have a 10% interest in an unconsolidated equity-method investment that owns 15 properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds eight properties, and a 10% equity interest in an unconsolidated equity-method investment that holds six properties (collectively, our “Equity-Method Investments”). As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

Our revenues are comprised largely of tenant rental income from our 16 real estate properties, including rents reported on a straight-line basis over the initial term of each tenant lease, resident fees and services from our two operated properties, and asset management fees resulting from our Equity-Method Investments. We also receive cash distributions from our Equity-Method Investments, which are included in net cash provided by operating activities and net cash provided by investing activities in our consolidated statements of cash flows. Our growth depends, in part, on our ability to continue to raise joint venture or other equity, acquire new healthcare properties at attractive prices, negotiate long-term tenant leases with sustainable rental rate escalation terms and control our expenses. Our operations are impacted by property-specific, market-specific, general economic, regulatory and other conditions.

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

Current Market and Economic Conditions

The world was, and continues to be, impacted by the COVID-19 pandemic. The healthcare industry was among those most adversely affected by the COVID-19 pandemic. Two of our tenants experienced a material adverse effect on their operations related to COVID-19, and that affected their ability to make rent payments in early 2023 and 2022 (see Note 3 to the accompanying Notes to Consolidated Financial Statements for further information on its impact to us and see below for the impact on our Equity-Method Investments). We expect the COVID-19 pandemic will continue to adversely affect our tenants’ and our Company’s financial condition and results of operations, including but not limited to, occupancy, resident leases and related resident fees and service revenues, and additional labor and operating expenses. The fluidity of this situation precludes any prediction as to the ultimate material adverse impact on the demand for senior housing and skilled nursing and presents material uncertainty and risk with respect to our business, operations, financial condition and liquidity, including recording impairments, lease modifications and credit losses in future periods.

Throughout 2023, the broader economy experienced increased levels of inflation, higher interest rates and tightening monetary and fiscal policies. The Federal Reserve continued to increase its targeted range for the federal funds rate in 2023, leading to increased interest rates. Even though the Federal Reserve has ceased increasing the federal funds rate and has signaled the potential for lowering the federal funds rate in 2024, we have no certainty if or when this may happen. We currently have fixed and variable interest rates for our loans. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in interest expense. The higher interest rates imposed by the Federal Reserve to address inflation may also adversely impact real estate asset values. In addition, a prolonged period of high and persistent inflation could cause an increase in our expenses. The current market and economic conditions could have a material impact on our business, cash flow and results of operations. It could also impact our ability to find suitable acquisitions, sell properties, and raise equity and debt capital.

Summit Portfolio Properties

At December 31, 2023, as noted above in Overview, 16 of our 18 properties are 100% leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (see Note 3 to the accompanying Notes to Consolidated Financial Statements under Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial”), collectively, the “Operated Properties”) which are operated directly and earn resident fees and service revenue.

The following table provides summary information (excluding the 31 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of December 31, 2023:

			Square	Purchase
	Properties	Beds	Footage	Price
SNF	15	1,354	406,135	$181,795,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	18	1,575	542,900	$207,320,000

					2023
					Lease
Property	Location	Date Purchased	Type	Beds	Revenue (1)
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$517,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	552,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	1,412,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	1,015,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	765,000
Sundial Assisted Living (2)	Redding, CA	December 18, 2013	AL	65	—
Pennington Gardens (2)	Chandler, AZ	July 17, 2017	AL/MC	90	—
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	82	1,065,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	59	475,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	50	453,000
Calhoun Health Center	Calhoun, GA	December 30, 2021	SNF	100	479,000
Maple Ridge Health Care Center	Cartersville, GA	December 30, 2021	SNF	74	1,894,000
Chatsworth Health Care Center	Chatsworth, GA	December 30, 2021	SNF	120	3,459,000
East Lake Arbor	Decatur, GA	December 30, 2021	SNF	103	902,000
Fairburn Health Care Center	Fairburn, GA	December 30, 2021	SNF	120	1,447,000
Grandview Health Care Center	Jasper, GA	December 30, 2021	SNF	60	1,065,000
Rosemont at Stone Mountain	Stone Mountain, GA	December 30, 2021	SNF	149	2,735,000
Willowwood Nursing Center & Rehab	Flowery Branch, GA	December 30, 2021	SNF	100	1,031,000
Total				1,575
(1)	Represents lease revenue for the year ended December 31, 2023, based on in-place leases, including straight-line rent and excluding $2.2 million in tenant reimbursement revenue, $3.8 million in write off of straight-line rent, $0.06 million in above-market lease amortization and $0.4 million in security deposits from terminated leases.
(2)	See Note 3 to the accompanying Notes to Consolidated Financial Statements for further information on these two properties. Lease revenue due under the Pennington Gardens and Sundial intercompany leases are eliminated in consolidation and revenue is reflected in resident fees and services in the accompanying consolidated statements of operations for these Operated Properties.

As of December 31, 2023, our eight properties located in Georgia (the “GA8 Properties”) Properties are considered to be a significant asset concentration as the aggregate net assets of the GA8 Properties were greater than 20% of our total assets due to cross-default provisions in the leases. Audited financial statements are attached as an Exhibit to this Form 10-K.

On March 13, 2024, we received a notice of default from one of our lenders with respect to the GA8 Properties, primarily from our continuing failure to pay the full and timely interest payments due on the loan from December 2023 to March 2024. As a result of the default, the lender exercised certain rights under its loan agreement, such as, among other things, their right to act as attorney-in-fact of Summit Georgia Holdings, LLC, to appoint an independent manager over the GA8 Properties and their right to exercise any voting rights and to receive any distributions with respect to such properties. The notice of default also constitutes an event of default under the GA8 Properties subordinated term loan and the mortgage loan. We are currently analyzing this contractual change and any impact on our continued consolidation of Summit Georgia and the underlying GA8 Properties.  See Note 14 “Subsequent Events” to the accompanying Notes to Consolidated Financial Statements for further information regarding the status of the GA8 Properties.

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

Summit Union Life Holdings, LLC

In April 2015, through our operating partnership (“Operating Partnership”), we formed Summit Union Life Holdings, LLC (“SUL JV”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and entered into a limited liability company with Best Years with respect to the SUL JV (the “SUL LLC Agreement”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2023 and 2022, the balance of our equity-method investment related to the SUL JV was approximately $1.8 million and $2.4 million, respectively.

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

On July 3, 2023, the majority member in the Fantasia I JV assigned its 65% interest, for no consideration, to Summit. As such, as of July 2023, Summit owned 100% of Fantasia I JV. As of December 31, 2023, we no longer have any equity-method interest in the Fantasia I JV.

In June 2023, the tenants of the two properties in the Fantasia II JV filed for a receivership with the state of Rhode Island. In September 2023, due to the ongoing receivership issues, the Fantasia II JV recorded an impairment of approximately $1.6 million on the two properties and we recorded our 20% share of the impairment of approximately $0.3 million which is recorded in the loss from equity-method investees in the accompanying consolidated statements of operations. Additionally, as of September 30, 2023, due to the continuing issues, we determined the fair value of our equity-method investment in the Fantasia II JV to be impaired and recorded a $0.5 million impairment charge which is recorded in the loss from equity-method investees in the accompanying consolidated statements of operations. Due to our intention to fund a capital call, if needed, we recorded additional losses of $0.1 million and as of December 31, 2023 and 2022, the balance of our equity-method investment related to the Fantasia II JV was ($0.1) million and $1.2 million, respectively.

In September 2023, the Fantasia III JV deeded the ownership in a transfer of one of the properties in the Fantasia III JV to the tenant for no contractual consideration, however as part of the transfer agreement, the Fantasia III JV will receive a monthly payment of the base rent of the transferred property that was in place at the time of the transfer, through the end of the lease term, August 2032, from one of the other tenants in the JV. The Fantasia III JV recorded a loss of approximately $3.9 million on the transaction and we recorded our 10% share of the loss of approximately $0.4 million As of December 31, 2023 and 2022, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.2 million and $1.6 million, respectively.

The Fantasia JVs are not consolidated in our consolidated financial statements and are accounted for under the equity-method in our consolidated financial statements. Through the Fantasia JVs as of December 31, 2023, we own a 20% interest in two skilled nursing facilities located in Rhode Island and a 10% interest in eight skilled nursing facilities located in Connecticut. Through the Fantasia JVs as of December 31, 2022: we owned a 35% interest in one senior housing facility located in California, a 20% interest in two skilled nursing facilities located in Rhode Island; and a 10% interest in nine skilled nursing facilities located in Connecticut.

Summit Fantasy Pearl Holdings, LLC

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement (the “FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not

consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. Due to ongoing issues with the tenant in 2023 and 2022, we determined the fair value of our equity-method investment in the FPH JV to be impaired and recorded a $0.2 million impairment charge which is recorded in the loss from equity-method investees in the accompanying consolidated statements of operations as of December 31, 2022. As of December 31, 2023 and 2022, the balance of our equity-method investment related to the FPH JV was $0.

A summary of the condensed combined financial data for the balance sheets and statements of income (operations) for all unconsolidated Equity-Method Investments are as follows:

	December 31,		December 31,
Condensed Combined Balance Sheets:	2023 (2)		2022
Total Assets	$180,934,000		$249,540,000
Total Liabilities	$138,938,000		$185,857,000
Members Equity:
Summit	$2,972,000	(1)	$5,676,000
JV Partners	$39,024,000		$58,007,000
Total Members Equity	$41,996,000		$63,683,000
(1)

At December 31, 2023 and December 31, 2022, the aggregate balance of our equity method investments in our consolidated financial statements for each period presented of approximately $2.9 million and $5.2 million, respectively, is lower by approximately $0.1 million and $0.5 million, respectively, than the equity recognized in the underlying Equity-Method Investments financial statements mainly due to impairment losses we have recorded on our basis in the equity-method investments that are not reflected in members equity at the underlying equity-method investee level.

(2)

The decrease in assets, liabilities and equity of our equity-method investments in 2023 are mainly due to the transfer of the Fantasia I JV to Summit in July 2023, the transfer of one of the properties in the Fantasia III JV to the tenant in September 2023, and the sale of two properties in the SUL JV in December 2023.

	December 31,	December 31,
Condensed Combined Statements of Operations:	2023	2022
Total revenue:	$33,097,000	$35,374,000
Income (loss) from operations	$10,475,000	$(1,864,000)
Net income (loss)	$703,000	$(8,936,000)
Summit equity interest in Equity-Method Investments net loss	$(285,000)	$(2,281,000)
JV Partners interest in Equity-Method Investments net income (loss)	$988,000	$(6,655,000)

Distributions from Equity-Method Investments

For the years ended December 31, 2023 and 2022, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Years Ended December 31,
	2023	2022
Distributions	$1,946,000	$1,140,000

Cash received for distributions	$1,854,000	$1,116,000

Results of Operations

Our results of operations are described below:

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	December 31,
	2023	2022	$ Change
Total rental revenues (excludes security deposits below)	$17,652,000	$21,957,000	$(4,305,000)
Property operating costs	(3,773,000)	(3,139,000)	(634,000)
Resident fees and services income	6,823,000	3,678,000	3,145,000
Resident costs	(5,772,000)	(3,713,000)	(2,059,000)
Net operating income (1)	14,930,000	18,783,000	(3,853,000)
Asset management fees	554,000	659,000	(105,000)
Security deposits from terminated leases	420,000	—	420,000
General and administrative	(5,171,000)	(4,580,000)	(591,000)
Depreciation and amortization	(7,318,000)	(7,311,000)	(7,000)
Loss from equity-method investees	(754,000)	(2,898,000)	2,144,000
Impairment of real estate properties and intangible assets	(11,387,000)	—	(11,387,000)
Gain on consolidation of interest in unconsolidated equity-method investment	1,066,000	—	1,066,000
Other income	399,000	252,000	147,000
Interest expense	(17,521,000)	(13,534,000)	(3,987,000)
Net loss	(24,782,000)	(8,629,000)	(16,153,000)
Noncontrolling interests’ share in (income) loss	(19,000)	(64,000)	45,000
Net loss applicable to common stockholders	$(24,801,000)	$(8,693,000)	(16,108,000)
(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident fees and service income less property operating costs and resident costs. NOI excludes asset management fees, security deposits from terminated leases, general and administrative expense, depreciation and amortization, income (loss) from equity-method investees, impairment of real estate properties, other income, and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance, property taxes and other operating expenses, and resident costs are related to the Operated Properties. Net operating income decreased approximately $3.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to the $3.8 million write off of straight-line rents related to the change in three tenants in September 2023. The $0.4 million increase in security deposits from terminated leases are also a result of the change in the three tenants.

Asset management fees decreased approximately $0.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due primarily to the issues with our Fantasia II JV and FPH JV (see Note 5 to the accompanying Notes to Consolidated Financial Statements).

The net increase of approximately $0.6 million in general and administrative expense is primarily due to an increase in payroll related expense of approximately $0.3 million, an increase in legal fees of $0.3 million, an increase in rent expense of $0.1 million, offset by a decrease in audit-related fees of $0.1 million.

The net decrease of approximately $2.2 million in loss from our Equity-Method Investments for the year ended December 31, 2023 is primarily due to our current year impairments offset by our 10% portion of the gain from the sale of two properties in SUL JV for $0.7 million versus the impairment of the assets and losses in equity of the Fantasia I JV and SUL JV for the year ended December 31, 2022 of approximately $2.5 million.

The impairment of real estate properties and intangible assets for the year ended December 31, 2023 of $11.4 million is related to the impairment of eight of our real estate properties. See Note 3 to the accompanying Notes to Consolidated Financial Statements for further information.

The increase in gain on consolidation of interest in unconsolidated equity-method investment of approximately $1.1 million is due to the consolidation of a variable interest entity (Fantasia I JV) in July 2023 and the related gain and then the subsequent sale of the real estate in September 2023.

The increase in other income of approximately $0.1 million is mainly due to the increase in interest rates on our money market accounts.

The increase in interest expense of $4.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 is due to an increase in interest rates on approximately $139.0 million of debt for the CA3 and GA8 Properties.

Liquidity and Capital Resources

As of December 31, 2023, we had approximately $11.0 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

Seven of our debt obligations are long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans that mature between 2039 and 2055. The other debt obligations are short-term loans that mature in July 2024 through December 2026 with variable interest rates (see Note 4 to the accompanying Notes to Consolidated Financial Statements). Due to the current environment of increasing interest rates, this may have a negative effect on our results of operations, which could result in foreclosure by our lenders if our cash is insufficient to meet our obligations under our loans payable that will mature in 2024 through 2025, and for that reason, we may refinance these short-term loans with long-term, fixed rate HUD-insured debt, other long-term debt or restructure of the current debt, a combination of debt and equity or sale of the real estate in 2024, which may or may not be favorable to us. Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties. In regard to our Operated Properties, our intent is to stabilize the operations of the facilities and market them for sale due to the significantly reduced willingness of AL manager/operators to execute long-term triple-net leases.

Credit Facilities and Loan Agreements

As of December, 2023, we had debt obligations of approximately $182.6 million. The outstanding balance by lender is as follows (see Note 4 to the accompanying Notes to Consolidated Financial Statements for further information regarding our financing arrangements):

●	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $9.8 million maturing September 2053
●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $34.0 million maturing from September 2039 through April 2055
●	CIBC Bank, USA - approximately $106.0 million maturing from July 2024 to December 2024
●	Oxford Finance LLC – approximately $32.8 million maturing from March 2025 to December 2026
●	CIBC Bank, USA - $1 million Master Letter of Credit Agreement with two outstanding letters of credit for approximately $0.2 million

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the years ended December 31, 2023 and 2022:

	Year Ended December 31
	2023	2022
Net loss applicable to common stockholders (GAAP)	$(24,801,000)	$(8,693,000)

Adjustments:
Depreciation and amortization	7,261,000	7,282,000
Depreciation and amortization related to noncontrolling interests	(53,000)	(44,000)
Depreciation related to Equity-Method Investments	729,000	859,000
Impairment on real estate property in Equity-Method Investments (included in loss from Equity-Method Investments)	423,000	3,294,000
Gain on sale of property in SULH JV (2023) and Fantasia I JV (2022) (included in loss from Equity-Method Investments)	(704,000)	(437,000)
Impairment on real estate properties	11,387,000	—
Gain on consolidation of interest in unconsolidated equity-method investment	(1,066,000)	—
Funds (used in) provided by operations (FFO) applicable to common stockholders	$(6,824,000)	$2,261,000

Weighted-average number of common shares outstanding – basic	23,027,978	23,027,978
FFO per weighted average common shares - basic	$(0.30)	$0.10
Weighted-average number of common shares outstanding – diluted	23,027,978	23,528,120
FFO per weighted average common shares - diluted	$(0.30)	$0.10

Subsequent Events

See Note 14 to the accompanying Notes to Consolidated Financial Statements for further information regarding subsequent events.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in materially adverse ways, and those estimates could be different under different assumptions or conditions. Our significant accounting policies are described in more detail in Note 2 to the accompanying Notes to Consolidated Financial Statements. We believe that the following discussion addresses our most critical accounting policies and estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the leases and (ii) management’s estimate of the amount that would be received using fair market lease rates over the remaining non-cancelable term of the lease and, for below-market leases, we also evaluate any renewal options associated with that lease to determine if the intangible should include those periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases.

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

There were no material changes in the accounting methodology we use to assess impairment charges during the year ended December 31, 2023.

During 2023, we recorded an impairment of $11.4 million related to eight real estate properties, which is included in impairment of real estate properties and intangible assets in the consolidated statements of operations. The impairment was recorded due to the tenants experiencing issues affecting their ability to continue to pay their lease obligations. We utilized a market approach for the fair value estimate of the real estate properties and based our impairment on an estimated yield of 10.8%. We considered these inputs as Level 3 measurements within the fair value hierarchy.

We did not record any impairment charges during the year ended December 31, 2022.

Revenue Recognition

Revenue Recognition – Rental Revenue

We collect rent from our tenants based on our lease agreements. We recognize revenues on an accrual basis as earned. Revenue from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible. If tenant lease payments are not likely to be collected, then the revenues will be recognized on a cash basis (or if the answer changes at a later date, the revenues are adjusted to reflect what it would have been on a cash basis) and the adjustments will be recorded through rental revenues, rather than bad debt expense. Tenant reimbursements that are collected from the tenants are included within rental revenues and are based on the actual property tax and insurance incurred for the properties. We earn our asset management fees based on a percentage of the purchase price or equity raised. As the manager, our duty is to manage the day-to-day operations of the special-purpose entities which own the properties. Asset management fees are recognized as a single performance obligation (managing the properties) comprised of a series of distinct services (handling issues with our tenants, etc.). We believe that the overall service of asset management is substantially the same each day and has the same pattern of performance over the term of the agreement. As a result, each day of service represents a performance obligation satisfied at that point in time. These fees are recognized at the end of each period for services performed during that period, billed monthly and paid quarterly.

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

For the years ended December 31, 2023 and 2022, we recorded impairment of $0.5 million and $0.4 million, respectively, of our Equity-Method Investments. See Note 5 to the accompanying Notes to Consolidated Financial Statements for further information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, under the supervision of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, as of December 31, 2023, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that these disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as described below.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Notwithstanding the material weaknesses in our internal control over financial reporting as of December 31, 2023 described below, we believe that the consolidated financial statements contained in this report present our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Based on their evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our internal control over financial reporting was not effective  as of December 31, 2023.  As part of the fiscal year 2023 audit, management identified a material weakness. Specifically, the Company failed to design, maintain and monitor certain financial reporting controls specific to significant and unusual transactions, as a result of insufficient technical accounting resources at the Company. Consequently, the Company failed to properly analyze and assess certain events for technical accounting implications in a timely fashion.

Remediation Plan

We have taken, and continue to take, steps to remediate the control deficiencies contributing to the material weakness described in this Item 9A. These remediation actions include hiring consultants to assist the Company in the design, maintenance and monitoring of certain financial reporting controls that will prevent such deficiencies in the future, as well as to provide technical accounting resources when the Company may not have such resources within the accounting function at the Company, especially when complex transactions are entered into. Management will report regularly to our Audit Committee on the progress and results of our remediation plan, and we may take additional measures to address these control deficiencies, or we may modify certain of the remediation measures described above.

Management is committed to taking the necessary steps to ensure that our internal control over financial reporting is designed and operating effectively, and we intend to remediate the material weakness cited above as soon as possible and believe the measures described above will do so. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded through testing that the controls are operating effectively. We anticipate that the remediation will be completed during 2024.

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

ITEM 9B. OTHER INFORMATION

10b5-1 Plans

During the three months ended December 31, 2023, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors (our “Board”) is currently comprised of three members, Mr. J. Steven Roush, Ms. Suzanne Koenig, and Ms. Elizabeth Pagliarini, of which, J. Steven Roush and Suzanne Koenig are independent directors.

J. Steven Roush, CPA, age 77, serves on our Audit, Independent Directors, Compensation and Investment Committees. Mr. Roush chairs our Board of Directors and our Audit Committee. Mr. Roush’s terms on our Board and the Committees noted above expire on the date of the 2024 Annual Meeting. Mr. Roush retired from PricewaterhouseCoopers (PWC) in 2007 after 39 years, 30 of those as a Partner. Mr. Roush brings experience in a diverse number of industries ranging from manufacturing, non-profits and retail (restaurants) with concentrations in real estate (office, residential, hospitality and commercial) telecommunications and pharmaceutical. He has a background in dealing with both private and public company boards of directors. Mr. Roush has a Bachelor of Science Degree in Accounting from Drake University and an Executive Masters Professional Director Certification from the American College of Corporate Directors. Mr. Roush has served on our Board since 2014.

Mr. Roush brings to our Board years of dealing with the SEC and its various regulatory filings, Sarbanes Oxley (SOX 404) implementation and maintenance and the experience of working with many diverse boards running across varied industries. Over the years, he has served as an office managing partner, an SEC Review Partner (over 20 years) and a Risk Management Partner. Mr. Roush previously served as Chairman of the Board and Chairman of the Audit Committee of W.E. Hall Company, a privately held manufacturer and distributor of corrugated pipe and related drainage products andChairman of the Board and Chairman of the Audit Committee for Fieldpiece Instruments, Inc., a privately held manufacturer of hand held instruments for HVAC/R field service. Mr. Roush also serves on the Board of Trustees of the Orange County Museum of Art and is the Treasurer and the Chairman of the Finance Committee. He is on the Board of Directors of the American Heart Association - Orange County and previously served six years on the Audit Committee of the National American Heart Association. Mr. Roush serves on the Corporate Cabinet of the Tocqueville Society of United Way – Orange County. Mr. Roush is a founding member of the Private Directors Association-Southern California chapter. He previously served as a member of the Board and Chairman of the Audit committee of AirTouch Communications, Inc., a public telecommunication device company and Staar Surgical Company, a public manufacturer of implantable lenses for the eye. Our Board has determined that Mr. Roush satisfies the SEC’s requirements of an “audit committee financial expert.”

Suzanne Koenig, age 63, serves on our Audit, Independent Directors, Compensation and Investment Committees. Ms. Koenig’s terms on our Board and the Committees noted above expire on the date of the 2024 Annual Meeting. Ms. Koenig is president and founder of SAK Management Services LLC, a nationally recognized long-term care management and healthcare consulting services company, where she has worked for over 20 years. With over 35 years of extensive experience as an owner and operator, Ms. Koenig offers specialized skills in operations improvement, staff development and quality assurance with particular expertise in marketing, census development and operations enhancement for the whole spectrum of senior housing, long-term care and other healthcare entities requiring turnaround services. Ms. Koenig has served on our Board since 2015.

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

Elizabeth Pagliarini, age 53, currently serves as our Chief Executive Officer and Secretary. Further information regarding Ms. Pagliarini’s business experience and specific skills that qualify her to serve as a director of the Company is set forth below in the “Executive Officers” section. Ms. Pagliarini has served on our Board since July 2023.

Executive Officers

Ms. Elizabeth Pagliarini is our Chief Executive Officer and Secretary. Our Chief Financial Officer and Treasurer is Ms. Sharyn Grant.

Elizabeth Pagliarini, age 53, was appointed as our Chief Executive Officer and Secretary, as well as a member of our Board of Directors, in July 2023, the term of which expires on the date of the 2024 Annual Meeting, and has been with the Company since June 2014. She previously served as our Chief Financial Officer and Treasurer since September 2014 and Chief Operating Officer since August 2019. Ms. Pagliarini is a seasoned executive with over 30 years of experience in financial services and investment banking having held positions including chief executive officer, president, chief financial officer and chief compliance officer. Ms. Pagliarini successfully broke the “glass ceiling” in her mid-twenties as chief executive officer and chairwoman of the board of an investment brokerage subsidiary of a public company in Beverly Hills, California. She also co-founded a boutique investment bank and registered broker-dealer. Prior to working at Summit, Ms. Pagliarini was a principal at a securities litigation and financial consulting firm since 2001 and chief compliance officer and FINOP (financial and operations principal) at a Los Angeles-based investment bank from 2005-2008. Ms. Pagliarini received her Bachelor of Science in Business Administration with a concentration in Finance from Valparaiso University where she was honored with their highest academic award, the Presidential Scholarship. She is also a Certified Fraud Examiner (CFE).

Ms. Pagliarini is a member of the Board of Directors of First Foundation Inc. (NYSE: FFWM), and serves on its risk, compensation and nominating and governance committees. She has served as Chairwoman of the Mission Viejo, California Investment Advisory Commission and is an advisory board member of The CFO Executive Summit of Southern California. In addition, she proudly serves on the Emeritus Board of Directors for Forever Footprints, a non-profit organization that provides support to families that have suffered the loss of a baby during pregnancy or infancy and educates the medical community to improve quality of care and response. In 2020, Ms. Pagliarini was awarded with the Lifetime Achievement Award at the Orange County Business Journal’s CFO of the Year Awards after receiving nominations for CFO of the Year in both 2019 and 2020. She has also been named one of “20 Women to Watch” by OC Metro magazine and nominated for The Orange County Business Journal’s Women in Business Award. Additionally, she has been honored by Step Up Women’s Network as the recipient of their prestigious Commitment to Philanthropy Volunteer Award and by Forever Footprints as the winner of their Compassion Award.

Sharyn Grant, age 61, was appointed as Summit’s Chief Financial Officer and Treasurer in July 2023. She has been with the Company since 2015 and previously served as our Controller. Ms. Grant has over 25 years of experience in accounting and finance in real estate, healthcare and technology. Ms. Grant’s responsibilities include corporate strategy, budgeting, forecasting and financial analysis, treasury, audit, SEC reporting and tax functions. Ms. Grant holds an active Certified Public Accountant (CPA) license, which she attained during her 10-year career at BDO USA, LLP, and is a member of the American Institute of Certified Public Accountants. Ms. Grant received her Bachelor of Arts in Business Administration with a concentration in Accounting, with high honors, from Cal State University, Fullerton.

Eikanas Litigation

On July 14, 2023 (the “Termination Date”), the Board of Directors terminated, for cause, Kent Eikanas from his position as Chief Executive Officer and Secretary of the Company, after Mr. Eikanas was given written notice of and failed to cure various deficiencies in his performance during a 60-day cure period. The Board had concluded that Mr. Eikanas had materially breached his duties and responsibilities as set forth in his Amended and Restated Employment Agreement dated October 19, 2021. On June 5, 2023, while the cure period provided for in his Employment Agreement was still pending, Mr. Eikanas had also filed a claim against the Company in the Superior Court of California for among other things, wrongful termination. Per the terms of his Employment Agreement, upon Mr. Eikanas’ termination for cause, Mr. Eikanas is also deemed to have resigned, as of the Termination Date, from all positions with the

Company and its subsidiaries, the Board and any boards of directors or managers of any of Company’s subsidiaries and affiliates. Mr. Eikanas did not serve on any committees of the Board. On April 8, 2024, Mr. Eikanas amended his Complaint to add additional causes of action and three new defendants – Steven Roush, Board Member; Suzanne Koenig, Board Member; and Elizabeth Pagliarini, Chief Executive Officer and Board Member.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires each director, officer and individual beneficially owning more than 10% of our outstanding shares of common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of us with the SEC.

Based solely upon our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to fiscal year 2023, except that the Form 3 filed by Sharyn Grant on July 21, 2023 inadvertently omitted certain options to purchase common stock held by Ms. Grant. This Form 3 has since been amended.

Name	Title	Type of Form	Number of Late Reports
Sharyn Grant	Chief Financial Officer	Form 3	1

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of our Board and our executive officers. The Code of Business Conduct and Ethics can be accessed through our website: www.summithealthcarereit.com/code-of-business-conduct-and-ethics.

No Changes to Director Nomination Procedures

Since the date of our proxy statement for our 2023 Annual Meeting, there have been no changes to the procedures by which our stockholders may recommend nominees to our Board.

Audit Committee

Our Board has a standing Audit Committee that selects the independent public accountants that audit our annual consolidated financial statements, reviews the plans and results of the audit engagement with the independent public accountants, approves the audit and non-audit services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. The current members of the Audit Committee are J. Steven Roush and Suzanne Koenig. J. Steven Roush serves as the Chairman of the Audit Committee and satisfies the SEC’s requirements of an “audit committee financial expert.”

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain information concerning compensation for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2023 and 2022.

Name and
Principal					Option	All Other
Position	Year	Salary	Bonus		Awards(4)	Comp		Total
Elizabeth Pagliarini Chief Executive Officer and Secretary as of July 15, 2023, and	2023	$489,033	$425,000	(3)	$—	$13,200	(1)	$927,233
Chief Operating Officer and Treasurer (through July 14, 2023)	2022	$433,260	$15,000		$—	$12,200	(2)	$460,460
Kent Eikanas Chief Executive	2023	$254,583	$25,000	(3)	$—	$10,200	(1)	$289,783
Officer and Secretary (through July 14, 2023)	2022	$458,260	$15,000		$—	$12,200	(2)	$485,460
Sharyn Grant Chief Financial Officer and Treasurer (effective July 15, 2023)	2023	$227,835	$40,000		$22,750	$10,714	(1)	301,299
(1)	This amount relates to the employer matching 401(K) contributions which were paid in 2023.
(2)	This amount relates to the employer matching 401(K) contributions earned in 2022 which were paid in 2023.

(3)	$25,000 relates to discretionary MBO bonuses earned in 2022 which were paid in 2023.
(4)	Reflects the aggregate grant date fair value of awards granted to the named executive officers in the reported year. For more information regarding the grant date fair value of awards of common stock, see Note 12 to the accompanying Notes to Consolidated Financial Statements for assumptions made in the valuation for option awards.

Employment Agreements with Named Executive Officers

The Company has entered into an employment agreement with Elizabeth Pagliarini, former Chief Operating Officer, Chief Financial Officer, and Treasurer and current Chief Executive Officer and Secretary, which was approved by the Company’s Compensation Committee and Board of Directors. Ms. Pagliarini’s employment agreement was entered into in October 2021, has a three-year term and contains standard terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a special cash payment following termination without cause or a change in control of the Company, as discussed in greater detail below. The base salary for Ms. Pagliarini is subject to annual merit increases.

The Company was also party to an employment agreement with Mr. Eikanas, the Company’s former Chief Executive Officer and Secretary, which was terminated in July 2023 upon Mr. Eikanas’s termination as Chief Executive Officer.

Equity Awards

See Note 12 to the accompanying Notes to Consolidated Financial Statements for further information regarding the terms of the option award granted to our named executive officer.

Potential Payments upon Termination or Change in Control

Under Ms. Pagliarini’s employment agreement, if there is a termination of her employment by the Company without cause or by her for good reason, then the named executive officer will be entitled to receive payment of any base salary amounts that have accrued but not been paid as of the termination date, expenses not yet reimbursed, vested benefits accrued through the termination date payable pursuant to the plans providing such benefits and cash severance in the amount equal to two (2) times base salary. In addition, all options granted to the executive under the Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan that otherwise were unvested shall immediately and fully accelerate and shall be deemed to be vested, and the executive shall be entitled to reimbursement for monthly COBRA premiums until the earliest of (A) the eighteen (18) month anniversary of the termination date; or (B) the date on which she becomes eligible to enroll in comparable coverage with another employer.

If the Company undergoes a change in control during Ms. Pagliarini’s term of employment or within six months after the termination of her employment, other than for cause, then the Company will pay a cash bonus in the amount equal to three (3) times base salary. In addition, all options granted to the executive under the Summit Healthcare REIT Inc., 2015 Omnibus Incentive Plan that otherwise were unvested shall immediately and fully accelerate and shall be deemed to be vested.

Mr. Eikanas’s employment agreement, which was terminated in July 2023, had substantially similar terms.

Director Compensation

In the event that a director is also one of our full-time executive officers, we do not pay any compensation for services rendered as a director. The amount and form of compensation payable to our directors for their service to us is determined by the Compensation Committee of our Board, based in part on its evaluation of third-party board compensation information.

The following table summarizes the annual compensation received by our independent directors for the fiscal year ended December 31, 2023.

	Fees Earned or
	Paid in Cash in	Stock
Name	2023	Awards	Total
J. Steven Roush	$82,000	$—	$82,000
Suzanne Koenig	$62,000	$—	$62,000

During fiscal year 2023, we paid each of our independent directors’ compensation as follows:

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

Outstanding Equity Awards as of December 31, 2023

The following table presents information regarding the outstanding equity awards held by each of our named executive officers as of December 31, 2023, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Options -	Options -		Exercise	Expiration
Name	Exercisable	Unexercisable		Price	Date
Elizabeth Pagliarini	100,000	—		$1.72	12/17/2025
Elizabeth Pagliarini	73,118	—		$2.02	12/1/2026
Elizabeth Pagliarini	70,000	—		$2.04	4/1/2027
Elizabeth Pagliarini	17,445	—		$2.26	11/7/2027
Elizabeth Pagliarini	80,000	—		$2.24	4/1/2028
Elizabeth Pagliarini	225,000	—		$2.26	3/1/2029
Sharyn Grant	10,000	—		$2.02	12/31/2026
Sharyn Grant	10,000	—		$2.24	12/31/2027
Sharyn Grant	12,000	—		$2.26	12/31/2028
Sharyn Grant	12,000	—		$2.26	12/31/2029
Sharyn Grant	13,889	11,111	(1)	$2.35	3/31/2032
Sharyn Grant	5,556	19,444	(2)	$2.18	3/31/2033

(1)	695 stock options vest monthly and become fully vested on April 1, 2025
(2)	695 stock options vest monthly and become fully vested on April 1, 2026

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Our equity compensation plan information as of December 31, 2023 is as follows:

	Number of Securities to be	Weighted Average
	Issued Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance
Equity compensation plans approved by security holders	1,148,063	$2.16	1,851,937
Equity compensation plans not approved by security holders	—	—	—
Total	1,148,063	$2.16	1,851,937

OWNERSHIP OF EQUITY SECURITIES

Security Ownership of Certain Beneficial Owners

There are no persons known to the Company to beneficially own 5% or more of our outstanding common stock.

Security Ownership of Management

The following table sets forth information as of March 15, 2024, regarding the beneficial ownership of our common stock by each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 23,027,978 shares of common stock outstanding as of March 15, 2024.

	Amount and Nature
	of Beneficial	Percentage
Name of Beneficial Owner	Ownership (1)	of Class
Elizabeth Pagliarini	565,563	2.5%
J. Steven Roush	160,000	*
Suzanne Koenig	110,000	*
Sharyn Grant	70,389	*
All current directors and executive officers as a group (4 persons)	905,952	3.9%
*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 15, 2024. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the securities listed are pledged as security.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Independent Directors Committee has reviewed the material transactions between the Company and our affiliates (including CRA, our former advisor) since the beginning of 2023, as well as any such currently proposed transactions. Set forth below is a description of such transactions.

Our Relationship with Our Equity-Method Investments

We currently have an interest in four equity-method investments (collectively, “Equity-Method Investments”) (see Note 5 to the Notes to Consolidated Financial Statements). We serve as the manager of our Equity-Method Investments and provide various services in exchange for fees and reimbursements. Under the agreements, as the manager, we are paid an annual asset management fee based on the properties in the portfolios, as defined in the agreements. All asset management fees are paid to Summit Healthcare Asset Management, LLC (“SAM TRS”), our consolidated taxable REIT subsidiary, and expenses incurred by us, as the manager, are reimbursed from SAM TRS.

For the year ended December 31, 2023, we recorded approximately $0.6 million in asset management fees as the manager of the Equity-Method Investments.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table lists the aggregate fees billed for services rendered by BDO USA, P.C., our principal accountant, for 2023 and 2022:

Services	2023	2022
Audit Fees(1)	$449,000	$394,000
Total	$449,000	$394,000
(1)

Audit fees for 2023 and 2022 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, consents, and other audit services related to filings with the SEC.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Equity (Deficit) for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

(2) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Summit Healthcare REIT, Inc

Laguna Hills, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Healthcare REIT, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Subsequent Event Related to the GA8 Properties Loan

As discussed in Note 14 to the consolidated financial statements, the Company received a notice of default from Oxford Financing LLC, (“Oxford”) for the mezzanine loan dated March 12, 2024, whereby the mezzanine lender has exercised certain rights, including, their right to act as attorney-in-fact of Summit Georgia Holdings LLC, appointment of an independent manager over the underlying eight properties located in Georgia (the “GA8 Properties”), thereby removing the Company as the manager and removing the Company’s voting rights and rights to receive any distributions with respect to such properties. The Oxford notice of default also constitutes an event of default under the GA8 Properties subordinated term loan with Oxford and the mortgage loan with CIBC Bank, USA.

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

Indicators of Impairment of Real Estate Properties and Related Intangible Lease Assets

At December 31, 2023, the Company’s real estate properties, net and related intangible lease assets, net were approximately $157.0 million and $11.7 million, respectively. As discussed in Note 2 to the consolidated financial statements, the Company reviews their real estate properties and related intangible lease assets for recoverability when events or circumstances, including changes in the Company’s use of a property or the strategy for its overall business, plans to sell a property before its depreciable life has ended, occupancy changes, significant near-term lease expirations, significant deteriorations of the underlying cash flows of the property, and other market factors indicate that the carrying amount of the property and related intangible lease assets may not be recoverable. During the year ended December 31, 2023, the Company recorded an impairment of $11.4 million ($10.3 million for real estate properties and $1.1 million for intangible lease assets) related to eight real estate properties and related intangible lease assets.

We identified the evaluation of potential indicators of impairment as a critical audit matter. The Company’s evaluation of potential impairment indicators was complex due to a high degree of subjectivity in the identification of events or changes in circumstances that may indicate an impairment of its consolidated real estate properties and related intangible lease assets. Auditing these elements involved increased auditor judgment and effort.

Our procedures performed to address this critical audit matter included:

●	Performing inquiries with executive management regarding their intent for the use of the real estate properties, including their consideration of the historical operating results of the real estate properties and current market conditions, and evaluating the reasonableness of internally prepared data used by management to identify and assess potential impairment indicators.
●	Performing testing procedures over management's assessment of potential impairment indicators utilizing supporting evidence, such as third-party industry reports.
●	Examining the Company's internal documentation relevant to the impairment analysis for the real estate properties and related intangible lease assets, including minutes of Board of Director meetings and letters of intent to sell, on a property-by-property basis to assess whether additional indicators of impairment were present.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2013.

Costa Mesa, California

April 15, 2024

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$10,997,000	$11,572,000
Restricted cash	3,186,000	2,591,000
Real estate properties, net (Note 14)	156,966,000	173,127,000
Intangible lease assets, net (Note 14)	11,653,000	13,704,000
Tenant and other receivables, net	2,590,000	5,020,000
Other assets, net	1,552,000	2,107,000
Equity-method investments	2,852,000	5,182,000
Total assets	$189,796,000	$213,303,000

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$8,079,000	$5,585,000
Security deposits	3,705,000	4,651,000
Loans payable, net of debt issuance costs (Note 14)	179,929,000	180,169,000
Total liabilities	191,713,000	190,405,000

Commitments and contingencies (Note 11)
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at December 31, 2023 and 2022	23,000	23,000
Additional paid-in capital	116,473,000	116,432,000
Accumulated deficit	(118,535,000)	(93,734,000)
Total stockholders’ (deficit) equity	(2,039,000)	22,721,000
Noncontrolling interests	122,000	177,000
Total (deficit) equity	(1,917,000)	22,898,000
Total liabilities and equity (deficit)	$189,796,000	$213,303,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2023 and 2022

	2023	2022
Revenues:
Total rental revenues	$18,072,000	$21,957,000
Resident fees and services	6,823,000	3,678,000
Asset management fees	554,000	659,000
Total operating revenue	25,449,000	26,294,000

Expenses:
Property operating costs	3,773,000	3,139,000
Resident costs	5,772,000	3,713,000
General and administrative	5,171,000	4,580,000
Depreciation and amortization	7,318,000	7,311,000
Impairment of real estate properties and intangible assets	11,387,000	—
Total operating expenses	33,421,000	18,743,000

Operating (loss) income	(7,972,000)	7,551,000

Loss from equity-method investees	(754,000)	(2,898,000)
Other income	399,000	252,000
Interest expense	(17,521,000)	(13,534,000)
Gain on consolidation of interest in unconsolidated equity-method investment	1,066,000	—
Net loss	(24,782,000)	(8,629,000)
Noncontrolling interests’ share in net (income) loss	(19,000)	(64,000)
Net loss applicable to common stockholders	$(24,801,000)	$(8,693,000)

Earnings per common share:
Basic and diluted:
Net loss applicable to common stockholders	$(1.08)	$(0.38)

Weighted average shares used to calculate earnings per common share:
Basic and diluted	23,027,978	23,027,978

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

For the Years Ended December 31, 2023 and 2022

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity (Deficit)
Balance — January 1, 2022	23,027,978	$23,000	$116,401,000	$(85,041,000)	$31,383,000	$171,000	$31,554,000
Stock-based compensation	—	—	31,000	—	31,000	—	31,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(58,000)	(58,000)
Net (loss) income	—	—	—	(8,693,000)	(8,693,000)	64,000	(8,629,000)
Balance — December 31, 2022	23,027,978	$23,000	$116,432,000	$(93,734,000)	$22,721,000	$177,000	$22,898,000
Stock-based compensation	—	—	41,000	—	41,000	—	41,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(74,000)	(74,000)
Net (loss) income	—	—	—	(24,801,000)	(24,801,000)	19,000	(24,782,000)
Balance — December 31, 2023	23,027,978	$23,000	$116,473,000	$(118,535,000)	$(2,039,000)	$122,000	$(1,917,000)

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net loss	$(24,782,000)	$(8,629,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	914,000	912,000
Depreciation and amortization	7,063,000	7,311,000
Amortization of above-market lease intangible	59,000	64,000
Straight-line rents	(1,282,000)	(1,467,000)
Write off of straight-line rent receivables	3,749,000	—
Stock-based compensation expense	41,000	31,000
Write-off of leasing commissions	255,000	—
Write off of deferred financing costs	176,000	—
Impairment of real estate properties and intangible assets	11,387,000	—
Gain on consolidation of interest in unconsolidated equity-method investment	(1,066,000)	—
Loss from equity-method investees	754,000	2,898,000
Change in operating assets and liabilities, net of consolidated interest in unconsolidated equity-method investment:
Tenant and other receivables, net	816,000	(2,000)
Other assets, net	126,000	(143,000)
Accounts payable and accrued liabilities	2,141,000	2,223,000
Security deposits	(946,000)	—
Net cash (used in) provided by operating activities	(595,000)	3,198,000

Cash flows from investing activities:
Proceeds from sale of real estate properties assigned	3,839,000	—
Cash assumed in consolidation of interest in unconsolidated equity-method investment	770,000	—
Additions to real estate and other assets	(318,000)	(506,000)
Investments in equity-method investees	(370,000)	(1,111,000)
Distributions received from equity-method investees	1,093,000	769,000
Net cash provided by (used in) investing activities	5,014,000	(848,000)

Cash flows from financing activities:
Payments of loans payable	(1,154,000)	(1,113,000)
Repayment of loan payable assigned	(3,171,000)	—
Distributions paid to noncontrolling interests	(74,000)	(58,000)
Deferred financing costs	—	(177,000)
Net cash used in financing activities	(4,399,000)	(1,348,000)
Net increase in cash, cash equivalents and restricted cash	20,000	1,002,000
Cash, cash equivalents and restricted cash — beginning of year	14,163,000	13,161,000
Cash, cash equivalents and restricted cash – end of year	$14,183,000	$14,163,000

Supplemental disclosure of cash flow information:
Cash paid for interest:	$15,753,000	$11,318,000

Supplemental disclosure of non-cash financing and investing activities:
Consolidation of assets, net, in connection with our acquisition of partner's interest in unconsolidated equity-method investment	$313,000	$—

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 100% of 14 properties, 95.3% of four properties, a 10% equity interest in an unconsolidated equity-method investment that holds 15 properties, a 20% equity interest in an unconsolidated equity-method investment that holds two properties, a 10% equity interest in an unconsolidated equity-method investment that holds eight properties, and a 10% equity interest in an unconsolidated equity-method investment that holds six properties. Summit is a Maryland corporation, formed in 2004 under the General Corporation Law of Maryland for the purpose of investing in and owning real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, including Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), except where the context otherwise requires.

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

As of December 31, 2023 and 2022, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April, 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements (see Note 5). As of December 31, 2023 and 2022, we have a 10% interest in the SUL JV which owns 15 properties as of December 31, 2023 and owned 17 properties as of December 31, 2022.

Summit Fantasia Holdings, LLC – Equity-Method Investment

In September 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)) and formed Summit Fantasia Holdings I, LLC (the “Fantasia I JV”).

On July 3, 2023, the majority member in the Fantasia I JV assigned its 65% interest, for no consideration, to Summit. As such, as of July 2023, Summit owned 100% of Fantasia I JV and it became a wholly-owned subsidiary of Summit. The Fantasia I JV consisted of the real estate of Summit Citrus Heights, LLC (“Summit Citrus Heights”), and the operating assets and liabilities of its associated senior housing facility, Sun Oak Assisted Living (“Sun Oak” ) and was included in our consolidated financial statements from July 2023 through September 2023, when the property was sold. On September 29, 2023, we sold the real estate of Summit Citrus Heights, including the Sun Oak facility. As of December 31, 2023, our investment is no longer considered an equity-method interest in the Fantasia I JV. As of December 31, 2022, we had a 35% interest in the Fantasia I JV which owned one property. See Note 3 for further information.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia II LLC Agreement”) with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2023 and 2022, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC - Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2023 and 2022, we have a 10% interest in the Fantasia III JV which owns eight and owned nine properties, respectively.

Summit Fantasy Pearl Holdings, LLC – Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2023 and 2022, we have a 10% interest in the FPH JV which owns six properties.

Taxable REIT Subsidiaries

Summit Healthcare Asset Management, LLC

Summit Healthcare Asset Management, LLC (“SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia I JV (through July 2023), Fantasia II JV, Fantasia III JV, and FPH JV (collectively, our “Equity-Method Investments”), and provide management services in exchange for fees and reimbursements. All asset management fees earned by us are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS. See Notes 5 and 7 for further information.

SHOP TRS LLC

SHOP TRS LLC (“SHOP TRS”) is our wholly-owned taxable REIT subsidiary that is the sole member for two of our real estate properties that no longer have a lease with an unrelated tenant. Each of these properties are leased to an affiliated subsidiary (see Note 3 under Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial”), collectively, the “Operated Properties”) which are operated directly and earn resident fees and service revenue and the operations are consolidated in our financial statements.

2. Summary of Significant Accounting Policies

The summary of significant accounting policies presented below conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

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

Accounting Standard Codification (“ASC”) 810, Consolidation addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. Before concluding that it is appropriate to apply the voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. We evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate.

Variable Interest Entities

We analyze our contractual and/or other interests to determine whether such interests constitute an interest in a variable interest entity (VIE) in accordance with ASC 810, Consolidation, and, if so, whether we are the primary beneficiary. If we are determined to be the primary beneficiary of a VIE, we must consolidate the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; and (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We evaluated our wholly and partially-owned subsidiaries, the Operating Partnership and CHP, LLC and equity method investments to determine if they are a VIE, and if such VIE should be consolidated. The Operating Partnership and CHP, LLC are consolidated as the Company is deemed the primary beneficiary. Our Operating Partnership’s equity investment in SUL JV, Fantasia I JV (through July 2023), Fantasia II JV, Fantasia III JV, and FPH JV met the definition and criteria of VIEs. However, as we do not have power to direct the activities that most significantly impact economic performance of these VIEs, they are accounted for under the equity method of accounting and are reflected as Equity-Method Investments.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2023, we had cash accounts in excess of FDIC-insured limits. To date, the Company has not experienced losses or lack of access to cash in its cash and cash equivalent accounts.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows:

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$10,997,000	$11,572,000
Restricted cash	3,186,000	2,591,000
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$14,183,000	$14,163,000

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

The value of in-place leases consisting of tenant origination and absorption costs and leasing commissions avoided is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, discount rates, and costs to execute similar leases. The value of in-place leases are amortized over the remaining term of the respective leases and included in depreciation and amortization in the consolidated statements of operations. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible asset is recorded in the consolidated statements of operations.

Held for Sale

We consider properties to be assets held for sale when (1) management commits to a plan to sell the property, (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and we anticipate the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated fair value, less estimated transaction costs. Depreciation and amortization of the property are discontinued. If a property subsequently no longer meets the criteria to be classified as held for sale, it is reclassified as held and used and measured at the lower of i) its original carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense not recognized while it was classified as held for sale, and ii) its fair value.

Impairment of Real Estate Properties and Related Intangible Lease Assets

We evaluate the recoverability of the carrying value of our real estate properties and related intangible lease assets on a property-by-property basis. We review our real estate properties and related intangible lease assets for recoverability when events or circumstances, including changes in the Company’s use of property or the strategy for its overall business, plans to sell a property before its depreciable life has ended, occupancy changes, significant near-term lease expirations, significant deteriorations of the underlying cash flows of the property, and other market factors indicate that the carrying amount of the property may not be recoverable. Impairment is measured as the amount by which the carrying amount of the real estate properties and related intangible lease assets exceeds the fair value of the property.

During 2023, we recorded an impairment of $11.4 million ($10.3 million for real estate properties and $1.1 million for intangible lease assets) related to eight real estate properties and related intangible lease assets, which is included in impairment of real estate properties and intangible assets in the consolidated statements of operations for the year ended December 31, 2023. The impairment was recorded due to the tenants experiencing issues affecting their ability to continue to pay their full lease obligations. We utilized a market approach for the fair value estimate of the real estate properties and based our impairment on an estimated yield of 10.8%. We considered these inputs as Level 3 measurements within the fair value hierarchy. We did not record any impairments during the year ended December 31, 2022.

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

As of and for the year ended December 31, 2023, our equity method investment in the Fantasia II JV was measured at fair value, on a nonrecurring basis using unobservable (level 3) inputs. We estimated the fair value of our equity-method investments based on discounted future cash flows. As a result, we recognized an impairment loss of $0.5 million (see Note 5).

As of and for the year ended December 31, 2022, our equity method investment in the Fantasia I JV and FPH JV was measured at fair value, on a nonrecurring basis using unobservable (level 3) inputs. We estimated the fair value of our equity-method investments based on discounted future cash flows. As a result, we recognized an impairment loss of $0.4 million (see Note 5).

See above under Impairment of Real Estate Properties for further information.

Fair Value Measurement of Financial Instruments

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, tenant and other receivables, certain other assets, accounts payable and accrued liabilities, security deposits and loans payable. With the exception of the loans payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment. These are considered a Level I inputs.

As of December 31, 2023 and 2022, the fair value of our fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans payable was $36.4 million and $38.9 million, compared to the principal balance (excluding debt issuance costs) of $43.9 million and $45.0 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. The fair value of our fixed and variable rate loans payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy. As of December 31, 2023 and 2022, we believe the carrying amounts of our variable rate loans payable are reasonably estimated at their carrying amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices. We believe the fair value of our variable rate mezzanine loan payable which is currently in default approximates the carrying amount based on the contractual rights of the mezzanine loan payable holders. See Note 14 for additional discussion.

At December 31, 2023 and 2022, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Tenant and Other Receivables

Tenant and other receivables are comprised mainly of the cumulative amount of future adjustments necessary to present tenant rental income on a straight-line basis, accounts receivable due from residents for our Operated Properties, asset management fees and distributions receivable.

Allowance for Credit Losses

The allowance for credit losses is maintained on all receivables except for lease receivables and is maintained at a level believed adequate to absorb potential losses in our receivables. The determination of the credit allowance is based on a quarterly evaluation of each of these receivables, including general economic conditions and estimated collectability. We evaluate the collectability of our receivables based on a combination of credit quality indicators, including, but not limited to, payment status, historical charge-offs, and financial strength of the equity method investment. A receivable is considered to have deteriorated in credit quality when, based on current information and events, it is probable that we will be unable to collect all amounts due. As of December 31, 2023 and 2022, the allowance for credit losses is immaterial.

Deferred Financing Costs

Costs incurred with potential financing arrangements are recorded as deferred financing costs. Costs incurred in connection with completed debt financing are recorded as debt issuance costs. Debt issuance costs are amortized using the straight-line basis which approximates the effective interest rate method, over the contractual terms of the respective financings, and are presented net of loans payable in loans payable, net of debt issuance costs, in the consolidated balance sheets. Costs incurred in connection with an unexercised debt financing are recorded as expense when financing is no longer deemed probable. For the year ended December 31, 2023, we recorded approximately $0.7 million in property operating costs expense in the consolidated statements of operations for deferred financing costs associated with a terminated refinancing related to the CA3 Properties.

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

We evaluate our Equity-Method Investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. If it is determined that a decline in the fair value of our investments is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors. For the year ended December 31, 2023, we recorded impairment of approximately $0.5 million related to our equity-method investments. For the year ended December 31, 2022, we recorded impairment of approximately $0.4 million related to our equity-method investments. See Note 5 for further information.

Rental Revenue

We recognize rental revenue based on ASC 842, Leases (“Topic 842”). This requires a lessor to classify leases as either sales-types, finance or operating leases. A lease will be treated as a sales-type lease if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. After evaluating our tenant leases, we have concluded that these are operating leases. Additionally, as lessors we elected to not separate lease and nonlease components in a contract for the purpose of revenue recognition and disclosure.

Additionally, where real estate taxes and insurance expenses were paid directly by our tenants to taxing authorities or insurance companies, respectively, we do not record any revenue or expense. For our triple-net leasing arrangements in which the tenant remits payment for certain costs to us and we pay the vendor, we have reported the gross amounts in total rental revenues and property operating costs on the consolidated statements of operations.

Additionally, under Topic 842, we must assess if substantially all payments due under the lease are likely to be collected. If tenant lease payments are not likely to be collected, then the revenues will be recognized on a cash basis (or if the answer changes at a later date, the revenues are adjusted to reflect what it would have been on a cash basis) and the adjustments will be recorded through rental revenues, rather than bad debt expense. During 2022, we determined that two of our leases were uncollectible and therefore, we recorded rental revenue received from those tenants on the cash basis.

Resident Fees and Services Revenue

We recognize resident fees and services revenue at the amount that we expect to be entitled to in exchange for providing resident care and services. Resident fees are recognized and billed monthly based on the contracted rate in the resident lease agreements and the reimbursements from Medicaid are based on contracted reimbursement rates. These amounts are paid directly from the residents and/or third-party payors (currently only Medicaid). Revenue is recognized as performance obligations are satisfied. Performance obligations are determined based on the nature of the services provided by us. The majority of resident fees and services is attributable to the portion of the base monthly lease fee in the resident lease agreement. The Company recognizes the resident fee revenue based upon the predominant component, either the lease or non-lease component, of the contracts. The Company has determined that the lease component is the predominant component and the services included under the resident agreements have the same timing and pattern of transfer and are performance obligations that are satisfied over time. Resident services consist of care level services and certain other ancillary services (i.e., housekeeping, laundry, etc.). These services are provided and paid for in addition to the standard fees included in each resident lease (i.e., room and board, standard meals, etc.).

Asset Management Fees

We record asset management fee revenue based on ASC 606, Revenue from Contracts with Customers (Topic 606). We earn our asset management fees based on a percentage of the purchase price or equity raised. As the manager, our duty is to manage the day-to-day operations of the special-purpose entities which own the properties. Asset management fees are recognized as a single performance obligation (managing the properties) comprised of a series of distinct services (handling issues with the tenants, etc.). We believe that the overall service of asset management is substantially the same each day and has the same pattern of performance over the term of the agreement. As a result, each day of service represents a performance obligation satisfied at that point in time. These fees are recognized at the end of each period for services performed during that period, billed monthly and paid quarterly.

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

Noncontrolling Interest in Consolidated Subsidiary

Noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by us. As of December 31, 2023 and 2022, the noncontrolling interest mainly relates to CHP, LLC.

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

Income Taxes

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT's ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could materially and adversely affect our net loss and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate for the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service ("IRS") for the year ended December 31, 2020 and subsequent years, and state income tax returns are subject to audit for the year ended December 31, 2019 and subsequent years.

We have elected to treat SAM TRS and SHOP TRS as taxable REIT subsidiaries (collectively, the “TRS Subsidiaries”), which generally may engage in any business, including the provision of customary or non-customary services for our tenants. The TRS Subsidiaries are treated as a regular corporation and are subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. As of December 31, 2023 and 2022, respectively, the TRS Subsidiaries have net deferred tax assets, related primarily to their net operating losses (collectively “NOL”), of $1,142,000 and $683,000, for which there is a full valuation allowance recorded.

The Company regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. If the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2023, the Company continues to provide a full valuation allowance against the TRS Subsidiaries net deferred tax assets.

The net change in the valuation allowance for the year ended December 31, 2023 was an increase of $457,000. As of December 31, 2023, the TRS Subsidiaries have NOL carryforwards for federal income tax purposes of approximately $4.2 million that will begin to expire in 2035 with approximately $2.4 million of the federal net operating loss carryforward lasting indefinitely. As of December 31, 2023, the TRS Subsidiaries had net operating loss carryforwards for state income tax purposes of approximately $4.4 million that will begin to expire at various dates beginning in 2035.

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

Basic and Diluted Net Income (Loss) and Distributions per Common Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares are calculated in accordance with the treasury stock method. For the years ended December 31, 2023 and 2022, all stock options outstanding were considered to be anti-dilutive.

3. Investments in Real Estate Properties

As of December 31, 2023 and 2022, consolidated investments in real estate properties(excluding the 31 properties owned by our unconsolidated Equity-Method Investments) are set forth below:

	December 31,	December 31,
	2023	2022
Land	$14,905,000	$15,565,000
Buildings and improvements	157,875,000	166,989,000
Less: accumulated depreciation	(20,439,000)	(15,985,000)
Buildings and improvements, net	137,436,000	151,004,000
Furniture and fixtures	12,106,000	12,440,000
Less: accumulated depreciation	(7,481,000)	(5,882,000)
Furniture and fixtures, net	4,625,000	6,558,000
Real estate properties, net	$156,966,000	$173,127,000

Depreciation and amortization expense (excluding intangible lease amortization and leasing commission amortization) for the years ended December 31, 2023 and 2022 was approximately $6.1 million and $6.3 million, respectively.

As of December 31, 2023, our portfolio consisted of 18 real estate properties, 16 of which were 100% leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (see below under Pennington Gardens Operations LLC and Sundial Operations LLC).

Fantasia I JV Transfer of Interest and Sale

On July 3, 2023, the majority member in the Fantasia I JV assigned its 65% interest, for no consideration, to Summit. As such, as of July 2023, Summit owned 100% of Fantasia I JV. The Fantasia I JV consisted of the real estate of Summit Citrus Heights, LLC, our wholly-owned subsidiary and the operating assets and liabilities of its associated senior housing facility, Sun Oak. As such, the operations of Sun Oak are consolidated in our financial statements beginning July 3, 2023, through September 29, 2023 (date of the sale), and all intercompany transactions have been eliminated. For the period from July 3, 2023 through September 29, 2023, revenues from Sun Oak are recorded under resident fees and services and costs are recorded under resident costs in the consolidated statements of operations.

The following summarizes the fair value of the assets and liabilities consolidated in our condensed consolidated financial statements beginning in July 2023: cash of $0.8 million, real estate of $3.8 million, other assets of $0.1 million, loan payable of $3.2 million and other liabilities of $0.4 million. Prior to the assignment, the Fantasia I JV was considered an equity method investment and the consolidation of the entity resulted in a gain of approximately $1.1 million, which is recorded in gain on consolidation of interest in unconsolidated equity-method investment in the consolidated statements of operations. Additionally, on September 29, 2023, we sold the real estate of Summit Citrus Heights, including the Sun Oak facility for net cash of approximately $0.6 million (which consists of the $3.8 million sale price and the payoff of the loan payable of approximately $3.2 million) and recorded a loss of approximately $0.01 million, which is recorded in gain on consolidation of interest in unconsolidated equity-method investment in the consolidated statements of operations.

Pennington Gardens Operations LLC

In February 2022, our former tenant’s lease was terminated and we received approximately $0.2 million under a settlement agreement which is recorded in total rental revenues in the consolidated statements of operations. Concurrently, we entered into a management agreement with a new operator that began operating the facility, Pennington Gardens, and we entered into a new lease agreement with Pennington Gardens Operations LLC, the newly formed operating company for Pennington Gardens, which is a wholly owned subsidiary of SHOP TRS. As such, the operations of Pennington Gardens are consolidated in our financial statements beginning February 11, 2022, and all intercompany transactions have been eliminated. For the year ended December 31, 2023 and for the period from February 11, 2022 through December 31, 2022, revenues from Pennington Gardens Operations are recorded under resident fees and services and costs are recorded under resident costs in the consolidated statements of operations.

Sundial Operations LLC

In June 2022, our former tenant’s lease was terminated and we entered into a management agreement with a new operator that began operating the facility, Sundial Assisted Living. Concurrently, we entered into a new lease agreement with Sundial Operations LLC, the newly formed operating company for Sundial Assisted Living, which is a wholly owned subsidiary of SHOP TRS. As such, for the year ended December 31, 2023 and for the period from June 7, 2022 through December 31, 2022, the operations of Sundial Assisted Living are consolidated in our financial statements and revenues from Sundial Assisted Living are recorded under resident fees and services and costs are recorded under resident costs in the consolidated statements of operations.

The following table provides summary information regarding our portfolio (excluding the 31 properties owned by our unconsolidated Equity-Method Investments and the $12.75 million mezzanine loan from Oxford (see Note 4) with Summit Georgia Holdings LLC (“Summit Georgia”), our wholly-owned subsidiary) as of December 31, 2023:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$3,829,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,359,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	11,109,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	5,600,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,461,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,626,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	9,877,000
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	10,715,000	8,014,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	4,780,000	3,575,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	4,560,000	3,411,000
Calhoun Health Center	Calhoun, GA	December 30, 2021	SNF	7,670,000	6,549,000
Maple Ridge Health Care Center	Cartersville, GA	December 30, 2021	SNF	13,548,000	11,568,000
Chatsworth Health Care Center	Chatsworth, GA	December 30, 2021	SNF	29,785,000	25,432,000
East Lake Arbor	Decatur, GA	December 30, 2021	SNF	15,640,000	13,354,000
Fairburn Health Care Center	Fairburn, GA	December 30, 2021	SNF	14,644,000	12,503,000
Grandview Health Care Center	Jasper, GA	December 30, 2021	SNF	10,061,000	8,591,000
Rosemont at Stone Mountain	Stone Mountain, GA	December 30, 2021	SNF	23,908,000	20,414,000
Willowwood Nursing Center & Rehab	Flowery Branch, GA	December 30, 2021	SNF	14,744,000	12,589,000
Total:				$207,320,000	$169,861,000
(1)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Tenant/Operator Changes

In September 2023, three of our wholly-owned properties and their related facilities, Rivers Edge Rehabilitation and Care (f.k.a. Sheridan Care Center), Fernhill Care Center, and Pacific Health and Rehabilitation Center, replaced the tenant/operator. The previous tenant requested the lease be terminated and on September 1, 2023, HUD approved the change. As a result of the lease termination, we wrote off the straight-line rent receivable of approximately $1.3 million, which is included in rental revenues in our consolidated statements of operations, wrote off leasing commissions of approximately $0.3 million, which is included in depreciation and amortization in our consolidated statements of operations, and recognized income from retained security deposits of approximately $0.4 million, which is included in total rental revenue in our consolidated statements of operations. The new tenant leases are structured under a master lease at the same lease rates for a 10-year term through August 2033, with two five-year renewal options.

Other Tenant Issues

During the fourth quarter of 2023, we wrote off the straight-line rent receivable of approximately $2.4 million related to eight real estate properties, which is included in rental revenues in our consolidated statements of operations for the year ended December 31, 2023. The write off was recorded due to the tenants experiencing issues affecting their ability to continue to pay their full lease obligations.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing tenant operating leases (excluding the 31 properties owned by our unconsolidated Equity-Method Investments and the intercompany leases for Pennington Gardens and Sundial Assisted Living as well as the related resident fees and services) for our consolidated properties as of December 31, 2023 are as follows:

Years ending December 31,
2024	18,272,000
2025	18,566,000
2026	18,865,000
2027	19,168,000
2028	17,909,000
Thereafter	137,999,000
$230,779,000

There were no acquisitions in the years ended December 31, 2023 and 2022.

4. Loans Payable

As of December 31, 2023 and 2022, loans payable consisted of the following

	December 31, 2023	December 31, 2022
Loans payable to Lument (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and as of December 31, 2023 and 2022, collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial and Friendship Haven.	$33,984,000	$34,976,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	9,877,000	10,039,000

Loan payable to CIBC Bank, USA in monthly installments of approximately $106,000 including cash collateral fund payments, variable interest rate as noted below (9.45% and 8.17% at December 31, 2023 and 2022, respectively), due in July 2024 and collateralized by Yucaipa Hills Post Acute, Creekside Post Acute and University Post Acute.	15,000,000	15,000,000

Loan payable to CIBC Bank, USA in monthly installments of approximately $680,000 (interest only through December 2023) variable interest rate as noted below (8.85% and 7.68% at December 31, 2023 and 2022, respectively), due in December 2024, and collateralized by Calhoun Health Center, Maple Ridge Health Care Center, Chatsworth Health Care Center, East Lake Arbor, Fairburn Health Care Center, Grandview Health Care Center, Rosemont at Stone Mountain, and Willowwood Nursing Center & Rehab.	91,000,000	91,000,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $280,000 (interest only through maturity), variable interest rate as noted below (16.4% and 15.1% at December 31, 2023 and 2022, respectively) due in March 2025, collateralized in second position by Calhoun Health Center, Maple Ridge Health Care Center, Chatsworth Health Care Center, East Lake Arbor, Fairburn Health Care Center, Grandview Health Care Center, Rosemont at Stone Mountain, and Willowwood Nursing Center & Rehab.	20,000,000	20,000,000

Mezzanine Loan payable to Oxford Finance, LLC in monthly installments of approximately $168,000 (interest only through maturity), variable interest rate as noted below (16.4% and 15.1% at December 31, 2023 and 2022, respectively) due in December 2026, secured by the equity interests of Summit Georgia, the parent holding company for the GA8 Properties.	12,750,000	12,750,000
	182,611,000	183,765,000
Less debt issuance costs	(2,682,000)	(3,596,000)
Total loans payable	$179,929,000	$180,169,000

As of December 31, 2023, we have total debt obligations of approximately $182.6 million that will mature between 2024 and 2055. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of December 31, 2023, we were in compliance with all of our debt covenants except for the GA8 Properties. See below under GA8 Properties for further information.

During the years ended December 31, 2023 and 2022, we incurred approximately $16.6 million and $12.0 million of interest expense, respectively (excluding debt issuance costs amortization and interest expense related to the Oxford mezzanine loan as noted below (“Oxford Monthly Fee”)), related to our loans payable.

During the years ended December 31, 2023 and 2022, we incurred approximately $0 million and $0.6 million of interest expense, respectively, related to the Oxford Monthly Fee, which is included in interest expense in our consolidated statements of operations.

As of December 31, 2023 and 2022, the unamortized balance of the debt issuance costs was approximately $2.7 million and $3.6 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the years ended December 31, 2023 and 2022, approximately $0.9 million, of debt issuance costs were amortized and included in interest expense in our consolidated statements of operations.

The principal payments due on the loans payable (excluding debt issuance costs and cash collateral funds) for each of the five following years and thereafter ending December 31 are as follows:

	Principal
Year	Amount
2024	139,951,000	(1)
2025	1,246,000
2026	1,292,000
2027	1,341,000
2028	1,391,000
Thereafter	37,390,000
	$182,611,000

(1)This includes the Oxford $20.0 million subordinated debt and $12.75 million mezzanine loan.

The following information notes our loan activity:

GA8 Properties

In 2021, we acquired our interest in the GA8 Properties subject to a $91.0 million first priority mortgage loan with CIBC collateralized by those properties, a $20.0 million subordinated term loan with Oxford Financing LLC (“Oxford”) collateralized by those properties and a $12.75 million mezzanine loan with Oxford secured by the equity interests of the wholly-owned subsidiary, Summit Georgia, the parent holding company for the GA8 Properties.

As of December 31, 2023, we were out of compliance with our debt covenants due to the tenants being out of compliance with their consolidated minimum EBITDAR covenant for each quarter in 2023. Additionally, in October, November and December 2023, Oxford agreed to defer a portion of our interest payments on the mezzanine loan payable totaling approximately $0.6 million, which is included in accrued liabilities on the consolidated balance sheet until we can confirm a plan of action. In March 2024, we received a notice of default from Oxford for the mezzanine loan (see Note 14 for further information). The Oxford notice of default also constitutes an event of default under the GA8 Properties subordinated term loan with Oxford and the mortgage loan with CIBC. Additionally, we are including the subordinated loan and the mezzanine loan principal payments in the 2024 period in the table above due to the noncompliance with the loan covenant.

HUD-insured loans

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

Master Letter of Credit Agreement

In June 2023, we entered into a $1.0 million Master Letter of Credit Agreement with CIBC. As of December 31, 2023, there were two letters of credit totaling approximately $0.2 million under this agreement.

5. Equity-Method Investments

As of December 31, 2023 and 2022, the aggregate balances of our Equity-Method Investments were approximately $2.9 million and $5.2 million, respectively, and are as follows:

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

For the years ended December 31, 2023 and 2022, we invested approximately $370,000 and $821,000 related to capital calls for the SUL JV.

In December 2023, the SUL JV sold two properties for a gain of approximately $7.0 million. Our 10% share of the gain of approximately $0.7 million is included in loss from equity-method investees in the consolidated statements of operations. Additionally, we received approximately $1.1 million in cash from the sale.

In 2023, the SUL JV recorded an aggregate impairment charge of approximately $1.1 million on one of the properties in the SUL JV and our 10% share of the impairment of approximately $0.1 million is included in loss from equity-method investees in the consolidated statements of operations for the year ended December 31, 2023. In 2022, the SUL JV recorded an aggregate impairment charge of approximately $6.8 million on several of the properties in the SUL JV and our 10% share of the impairment of approximately $0.7 million is included in loss from equity-method investees in the consolidated statements of operations for the year ended December 31, 2022.

As of December 31, 2023 and 2022, the balance of our equity-method investment related to the SUL JV was approximately $1.8 million and $2.4 million, respectively.

Summit Fantasia Holdings, LLC

For the year ended December 31, 2022, we invested approximately $290,000 related to capital calls for the Fantasia JV. In 2022, the Fantasia JV recorded an impairment charge of approximately $6.4 million on one of the properties in the Fantasia JV and our 35% share of the impairment of approximately $2.2 million is included in loss from equity-method investees in the consolidated statements of operations. Additionally, we determined our investment in the Fantasia JV to be impaired and recorded an aggregate impairment of $0.2 million and wrote off distributions receivable of approximately $0.2 million in 2022, which is recorded in the loss from equity-method investees in the consolidated statements of operations for the year ended December 31, 2022, and consequently, reduced our equity-method investment balance to $0.

On July 3, 2023, the majority member in the Fantasia I JV assigned its 65% interest, for no consideration, to Summit. As such, as of July 2023, we no longer have any equity-method interest in the Fantasia I JV. See Note 3 under Fantasia I JV Transfer of Interest and Sale for further information.

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

In June 2023, the tenant for the two properties in the Fantasia II JV filed for receivership. The two properties are currently being operated by the receivership estate in conjunction with a third-party manager under a one-year management agreement. As of December 31, 2023, there has been no termination of the tenant leases and the Fantasia II JV is currently communicating with the receiver regarding ongoing lease terms and payments. The Fantasia II JV has not received any rent payments since May 2023. In September 2023, the Fantasia II JV recorded an impairment of approximately $1.6 million on the two properties and our 20% share of the impairment of approximately $0.3 million is included in loss from equity-method investees in the consolidated statements of operations. Additionally, in September 2023, due to the ongoing issues with the receivership, we determined our investment in the Fantasia II JV to be impaired and recorded a $0.5 million impairment charge which is recorded in the loss from equity-method investees in the consolidated statements of operations for the year ended December 31, 2023. Due to our intention to fund a capital call, if needed, we recorded additional losses of $0.1 million.

As of December 31, 2023 and 2022, the balance of our equity-method investment related to the Fantasia II JV was approximately ($0.1) million and $1.2 million, respectively.

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

In September 2023, the Fantasia III JV deeded the ownership in a transfer of one of the properties in the Fantasia III JV to the tenant for no contractual consideration, however as part of the transfer agreement, the Fantasia III JV will receive a monthly payment of the base rent of the transferred property that was in place at the time of the transfer, through the end of the lease term, August 2032, from one of the other tenants in the Fantasia III JV. The Fantasia III JV recorded a loss of approximately $3.9 million on the transaction and our 10% share of the loss of approximately $0.4 million is included in loss from equity-method investees in the consolidated statements of operations for the year ended December 31, 2023.

As of December 31, 2023 and 2022, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.2 million and $1.6 million, respectively.

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

In December 2022, we recorded an impairment of approximately $0.2 million of our equity method investment in the FPH JV due to issues related to tenant operations which continued through June 2023, and is recorded in the loss from equity-method investees in the consolidated statements of operations for the year ended December 31, 2022, and consequently, reduced our equity-method investment balance to $0.

As of December 31, 2023 and 2022, the balance of our equity-method investment related to the FPH JV was approximately $0.

None of our Equity-Method Investments are significant equity-method investments.

Distributions from Equity-Method Investments

As of December 31, 2023 and 2022, we have distributions receivable, which is included in tenant and other receivables in our consolidated balance sheets, as follows:

	December 31,	December 31,
	2023	2022
SULH JV	$311,000	$259,000
Fantasia II JV	30,000	55,000
Fantasia III JV	87,000	22,000
FPH JV	64,000	64,000
Total	$492,000	$400,000

For the years ended December 31, 2023 and 2022, we received cash distributions, which are included in our cash flows from operating activities in the change in tenant and other receivables, and cash flows from investing activities, using the cumulative earnings approach, as follows:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Total Cash	Cash Flow	Cash Flow	Total Cash	Cash Flow	Cash Flow
	Distributions	from	from	Distributions	from	from
	Received	Operating	Investing	Received	Operating	Investing
SUL JV	$1,706,000	$760,000	$946,000	$615,000	$—	$615,000
Fantasia JV	—	—	—	—	—	—
Fantasia II JV	135,000	—	135,000	311,000	213,000	98,000
Fantasia III JV	12,000	—	12,000	134,000	134,000	—
FPH JV	—	—	—	56,000	—	56,000
Total	$1,853,000	$760,000	$1,093,000	$1,116,000	$347,000	$769,000

6. Receivables

Tenant and Other Receivables, net

Tenant and other receivables, net consists of:

	December 31,	December 31,
	2023	2022
Straight-line rent receivables	$1,396,000	$3,862,000
Distribution receivables from Equity-Method Investments	492,000	400,000
Asset management fees	327,000	375,000
Other receivables	375,000	383,000
Total	$2,590,000	$5,020,000

7. Related Party Transactions

Equity-Method Investments

See Notes 5 and 6 for further discussion of distributions and asset management fees related to our Equity-Method Investments.

8. Intangible Lease Assets

Intangible lease assets as of December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
In-place leases	$12,680,000	$13,778,000
Less: accumulated amortization	(1,831,000)	(937,000)
In-place leases, net	10,849,000	12,841,000
Above-market leases	959,000	959,000
Less: accumulated amortization	(155,000)	(96,000)
Above-market leases, net	804,000	863,000
Total intangible lease assets, net	$11,653,000	$13,704,000

For each of the years ended December 31, 2023 and 2022, amortization expense for intangible lease assets was approximately $1.0 million, of which approximately $0.1 million relates to the amortization of above-market leases which is included within rental revenues in the accompanying consolidated statements of operations.

Expected future amortization of the intangible lease assets as of December 31, 2023 and for each of the five following years and thereafter ending December 31 are as follows:

Years ending December 31,
2024	900,000
2025	900,000
2026	900,000
2027	900,000
2028	900,000
Thereafter	7,153,000
$11,653,000

9. Right of Use Asset – Operating Lease

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

The Office Lease is classified as an operating lease. A “right to use” or “ROU asset” represents the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Office Lease did not provide an explicit rate of interest; therefore we used an estimated incremental borrowing rate of 5% based on a fully collateralized and fully amortizing loan with a maturity date of the same length as the lease that is based on information available at the commencement date in determining the present value of lease payments. At inception, we recorded an ROU asset and lease liability of approximately $0.9 million. As a result, the Company had non-cash activity of $0.9 million for the ROU asset obtained in exchange for new operating lease liabilities during 2022. The Office Lease does not contain material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to the Office Lease as of December 31, 2023 is as follows:

Component	Consolidated Balance Sheet Caption
Right of use asset - operating	Other assets, net	$698,000
Lease liability - operating	Accounts payable and accrued liabilities	$877,000

Lease expense is presented as part of continuing operations within general and administrative expenses in the consolidated statements of operations. For the year ended December 31, 2023 and 2022, we recognized approximately $182,000 and $87,000, respectively, in lease expense related to this lease. The lease payments are classified within operating activities in the consolidated statements of cash flows. As of December 31, 2023 and 2022, we paid approximately$103,000 and $26,000, respectively, in lease payments and the weighted average remaining lease term is 4.3 years.

Pursuant to ASC 842, lease payments on the Office Lease for each of the five following years ending December 31 are as follows:

Year	Lease payments
2024	211,000
2025	217,000
2026	224,000
2027	231,000
2028	98,000
Total lease payments	$981,000
Less imputed interest	(104,000)
Total lease liability	$877,000

10. Concentration of Risk

As of December 31, 2023, we owned eight properties in Georgia, four properties in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 31 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, as of December 31, 2023, we leased our 16 real estate properties to 14 different tenants under long-term triple net leases. For the year ended December 31, 2023, three of the 14 tenants each had rental revenue greater than 10% (17%, 14% and 10%).

As of December 31, 2022, we leased our 16 real estate properties to 14 different tenants under long-term triple net leases. For the year ended December 31, 2022, three of the 14 tenants each had rental revenue greater than 10% (16%, 14%, and 10%).

As of December 31, 2023, our GA8 Properties are considered to be a significant asset concentration as the aggregate net assets of the GA8 Properties were greater than 20% of our total assets due to cross-default provisions in the leases.

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

Legal Proceedings

HCRE

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”). HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. On October 22, 2019, the Third Circuit granted HCRE’s appeal, reversing the District Court and holding that HCRE could assert the adversary complaint seeking damages for violation of the automatic stay. The Company filed a Petition for Rehearing on November 5, 2019 asserting that HCRE is not entitled to assert a claim for damages for violation of the automatic stay. This Petition was denied and the mandate was issued sending the matter back to the Bankruptcy Court. The Bankruptcy Court held a status conference on February 4, 2021, and subsequently entered scheduling orders to govern discovery and pretrial matters. The parties filed dispositive motions, including a motion filed by the Company and the petitioning creditors for judgment on the pleadings. On February 4, 2022, the Bankruptcy Court entered an order denying the motion for judgment on the pleadings on the basis that the Bankruptcy Court would consider the points raised therein after trial. The Bankruptcy Court also entered an order denying HCRE’s motion to dismiss certain counterclaims and severing certain other counterclaims asserted by the petitioning creditors and the Company against HCRE on jurisdictional grounds, with the effect that such counterclaims may be pursued in the United States District Court. Trial in the Bankruptcy Court was conducted on January 9 and 10, 2023, with final concluding arguments presented on January 19, 2023. On May 12, 2023, the Court issued an opinion to award the plaintiffs $75,000 for reimbursement of legal fees related to the filing of the involuntary bankruptcy petition plus $517,000 for reimbursement of attorney’s fees related to the stay violation. Several additional motions have been filed and were heard in September 2023. On November 14, 2023, the Bankruptcy Court entered a further Memorandum Opinion, which modified the award for reimbursement of attorneys’ fees for the stay violation from $517,000 to $665,000, though a final judgment has not yet been entered by the Bankruptcy Court.  Subject to entry of judgment, the Company has filed an appeal of the fee award related to the stay violation and also asserts that any award should be offset by the Company’s counterclaims that remain pending in the district court. Based on the assessment by management, as of December 31, 2023, the Company has accrued $75,000 for the reimbursement of legal fees related to the involuntary petition filing and $0 for the $665,000 in attorney’s fees related to the stay violation as we believe that a loss is currently not probable under Accounting Standards Codification 450, “Contingencies.”

Eikanas Dispute

On May 15, 2023, the Board of Directors of the Company sent Kent Eikanas, the then-Chief Executive Officer, written notice of various deficiencies in his performance , thereby initiating the 60-day cure period required by Mr. Eikanas’ Amended and Restated Employment Agreement, dated October 19, 2021. On July 14, 2023 (the “Termination Date”), after the expiration of the 60-day cure period, the Board of Directors (the “Board”) of the Company terminated, for cause, Mr. Eikanas from his position as Chief Executive Officer and Secretary of the Company. Per the terms of his employment agreement, upon Mr. Eikanas’ termination for cause, Mr. Eikanas is also deemed to have resigned, as of the Termination Date, from all positions with the Company and its subsidiaries, the Board and any boards of directors or managers of any of Company’s subsidiaries and affiliates.

On June 5, 2023, Mr. Eikanas filed a lawsuit against the Company in the Superior Court of California for, among other things, wrongful termination and breach of contract, and seeking unspecified monetary damages. On April 8, 2024, Mr. Eikanas amended his Complaint to add additional causes of action and three new defendants – Steven Roush, Board Member; Suzanne Koenig, Board Member; and Elizabeth Pagliarini, Chief Executive Officer and Board Member. Based on the assessment by management, the Company believes that a loss is currently not probable or estimable under ASC 450, “Contingencies”, and as of December 31, 2023, no accrual has been made with regard to the claim.

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

12. Equity

Distributions

The Company declared no cash distributions per common share during the years ended December 31, 2023 and 2022.

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

The Incentive Plan provides that the total number of shares of common stock that may be issued is 3,000,000, of which 1,851,937 is available for future issuances as of December 31, 2023.

On April 1, 2023, we granted 80,000 stock options to our non-executive employees under our Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan (“Incentive Plan”). The stock options vest monthly beginning on May 1, 2023 and continuing over a three-year period through April 1, 2025. The options expire 10 years from the grant date. The weighted-average fair value per share of the stock options granted was $0.91.

In October 2023, 880,845 vested shares were forfeited due to the termination of an employee.

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023
Stock options granted	80,000
Expected volatility	37.34%
Expected term	5.75	years
Risk-free interest rate	3.65%
Dividend yield	0%
Fair value per stock option	$0.91

The following table summarizes our stock options as of December 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2022	1,867,908	$2.09
Granted	81,000	2.35
Exercised	—
Cancelled/forfeited
Options outstanding at December 31, 2022	1,948,908	$2.10
Granted	80,000	2.18
Exercised	—
Cancelled/forfeited	880,845	2.02
Options outstanding at December 31, 2023	1,148,063	$2.16	4.79	$—

Options exercisable at December 31, 2023	1,049,840	$2.15	4.41	$—

For our outstanding non-vested options as of December 31, 2023, the weighted average grant date fair value per share was $0.91. As of December 31, 2023, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
2024	49,000
2025	32,000
2026	8,000
$89,000

The stock-based compensation expense reported for the years ended December 31, 2023 and 2022 was approximately $41,000 and $31,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

13. Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2023 and 2022, we operate in one reportable segment: healthcare real estate and although our portfolio is located throughout the United States, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We are managed as one segment, rather than multiple segments for internal purposes and for internal decision making.

14. Subsequent Events

CA3 Properties

In February 2024, we entered into a Purchase and Sale Agreement (“PSA”) to sell our CA3 Properties. The aggregate purchase price is $30.0 million and the transaction is expected to close in the second quarter of 2024. Either party may terminate the agreement for non-satisfaction or failure of a condition to the obligation of either party to consummate the transaction contemplated by this PSA, unless such matter has been satisfied or waived by the date specified in this PSA or by the closing date.

GA8 Properties

On March 13, 2024, we received a notice of default, dated March 12, 2024, from Oxford for the mezzanine loan, whereby the mezzanine lender has exercised certain rights, including, their right to act as attorney-in-fact of Summit Georgia Holdings LLC, appointment of an independent manager over the GA8 Properties, thereby removing the Company as the manager and removing the Company’s voting rights and rights to receive any distributions with respect to such properties. The Oxford notice of default also constitutes an event of default under the GA8 Properties subordinated term loan with Oxford and the mortgage loan with CIBC Bank, USA.

We are currently analyzing this contractual change and the impact on our continued consolidation of Summit Georgia and the underlying GA8 Properties that included the following in our consolidated balance sheet as of December 31, 2023: $98.4 million in real estate properties, net, $10.4 million in intangible lease assets, net, and $122.8 million of loans payable, net,  and the following in our statement of operations for the year ended December 31, 2023: $11.8 million in total rental revenues, $1.3 million in property operating costs, $5.1 million in depreciation and amortization and $13.2 million in interest expense.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

Date: April 15, 2024	By:	/s/ Elizabeth A. Pagliarini
Elizabeth A. Pagliarini
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2024.

Name	Title

/s/ Elizabeth A. Pagliarini	Chief Executive Officer and Secretary
Elizabeth A. Pagliarini	(Principal Executive Officer)

/s/ Sharyn Grant	Chief Financial Officer and Treasurer
Sharyn Grant	(Principal Financial Officer and Principal Accounting Officer)

/s/ J. Steven Roush	Director
J. Steven Roush

/s/ Suzanne Koenig	Director
Suzanne Koenig

/s/ Elizabeth A. Pagliarini	Director
Elizabeth A. Pagliarini

EXHIBIT INDEX

Ex.	Description
3.1

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

10.5

Healthcare Regulatory Agreement – Borrower between HP Aledo, LLC and HUD dated October 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 9, 2015).

10.6

Second Amendment to Limited Liability Company Agreement of Summit Union Life Holdings, LLC dated as of December 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2015).

10.7

Agreement of Limited Partnership of Cornerstone Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-121238) filed on August 30, 2005).

10.8

Indemnification Agreement dated July 31, 2014 by and between the Company and Kent Eikanas (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2014).

10.9

Indemnification Agreement dated September 2, 2014 by and between the Company and Elizabeth Pagliarini (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2014).

10.10

Lease Agreement between CHP Portland, LLC, CHP Tigard, LLC and Sheridan Care Center LLC, and SNF Management, LLC dated September 1, 2014 (incorporated by reference on Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

10.11

Amended and Restated Lease between CHP Friendswood SNF, LLC and Friendswood TRS, LLC dated January 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

10.12

Healthcare Facility Note with respect to HUD – insured loans between Summit Chandler, LLC and Capital One Multifamily Finance, LLC, dated September 27, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2018).

10.13

Healthcare Regulatory Agreement – Borrower between Summit Chandler, LLC and HUD, dated September 27, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2018).

10.14

Healthcare Facility Note with respect to HUD – insured loans between CHP Friendswood, LLC and ORIX Real Estate Capital, LLC, dated April 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2020).

10.15

Healthcare Regulatory Agreement – Borrower between CHP Friendswood, LLC and HUD, dated April 1, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2020).

10.16

Term Loan and Security Agreement between Summit Creekside LLC, a Delaware limited liability company (“Creekside”), Summit Yucaipa LLC, a Delaware limited liability company (“Yucaipa”), and Summit Mentone LLC , as borrowers and CIBC Bank USA dated July 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2021).
10.17

Amended and Restated Employment Agreement dated October 19, 2021 by and between the Company and Kent Eikanas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on November 12, 2021).

10.18

Amended and Restated Employment Agreement dated October 19, 2021 by and between the Company and Elizabeth Pagliarini (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed on November 12, 2021).

10.19

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

10.20

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

10.21

Mezzanine Term Loan and Security Agreement between Summit Georgia Holdings LLC, a Georgia limited liability company, as borrower, and Oxford Finance LLC, dated December 30, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 6, 2022).

10.22

Standard Office lease between Lakehills CM-CG LLC, a Delaware limited liability company, as landlord, and Summit Healthcare REIT, Inc., as tenant, dated April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2022).

10.23	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).
10.24	Form of Stock Option Agreement under 2015 Omnibus Incentive Plan (filed herewith)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Current Report on Form 8-K filed on June 23, 2014).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of BDO USA, P.C. (filed herewith).
23.2	Consent of Warren Averett, LLC (filed herewith).
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Combined Financial Statements of GA8 Tenants as of and for the years ended December 31, 2023 and 2022 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document