Form 10-Q
period 2024-03-31
Summit Healthcare REIT, Inc
filed 2024-05-15
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$6,480,000	$10,997,000
Restricted cash	3,130,000	3,186,000
Real estate properties, net (Note 14)	58,065,000	156,966,000
Intangible lease assets, net (Note 14)	1,213,000	11,653,000
Tenant and other receivables, net	4,373,000	2,590,000
Other assets, net	1,505,000	1,552,000
Equity-method investments	1,576,000	2,852,000
Contract assets associated with GA8 Properties (Note 14)	126,061,000	—
Total assets	$202,403,000	$189,796,000

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$5,242,000	$7,038,000
Accrued interest associated with GA8 Properties (Note 14)	2,782,000	1,041,000
Security deposits (Note 14)	837,000	3,705,000
Loans payable, net of debt issuance costs	56,860,000	56,179,000
Loans payable associated with GA8 Properties (Note 14)	123,280,000	123,750,000
Total liabilities	189,001,000	191,713,000

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at March 31, 2024 and December 31, 2023	23,000	23,000
Additional paid-in capital	116,485,000	116,473,000
Accumulated deficit	(103,232,000)	(118,535,000)
Total stockholders’ equity (deficit)	13,276,000	(2,039,000)
Noncontrolling interests	126,000	122,000
Total equity (deficit)	13,402,000	(1,917,000)
Total liabilities and equity	$202,403,000	$189,796,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Total rental revenues	$3,935,000	$5,366,000
Resident fees and services	1,700,000	1,369,000
Asset management fees	96,000	147,000
Total operating revenue	5,731,000	6,882,000

Expenses:
Property operating costs	535,000	806,000
Resident costs	1,378,000	1,211,000
General and administrative	1,132,000	1,104,000
Depreciation and amortization	1,462,000	1,809,000
Total operating expenses	4,507,000	4,930,000

Gain on derecognition associated with GA8 Properties	(17,698,000)	—

Operating income	18,922,000	1,952,000

Income from equity-method investees	725,000	125,000
Other income	98,000	96,000
Interest expense	(1,014,000)	(1,028,000)
Interest expense associated with GA8 Properties	(3,406,000)	(3,104,000)

Net income (loss)	15,325,000	(1,959,000)
Noncontrolling interests’ share in net (income) loss	(22,000)	(17,000)
Net income (loss) applicable to common stockholders	$15,303,000	$(1,976,000)

Basic and diluted:
Net income (loss) applicable to common stockholders	$0.67	$(0.09)

Weighted average shares used to calculate basic and diluted earnings per common share	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity (Deficit)	Interests	Equity (Deficit)
Balance — January 1, 2024	23,027,978	$23,000	$116,473,000	$(118,535,000)	$(2,039,000)	$122,000	$(1,917,000)
Stock-based compensation	—	—	12,000	—	12,000	—	12,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(18,000)	(18,000)
Net income	—	—	—	15,303,000	15,303,000	22,000	15,325,000
Balance — March 31, 2024	23,027,978	$23,000	$116,485,000	$(103,232,000)	$13,276,000	$126,000	$13,402,000

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2023	23,027,978	$23,000	$116,432,000	$(93,734,000)	$22,721,000	$177,000	$22,898,000
Stock-based compensation	—	—	7,000	—	7,000	—	7,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(17,000)	(17,000)
Net (loss) income	—	—	—	(1,976,000)	(1,976,000)	17,000	(1,959,000)
Balance — March 31, 2023	23,027,978	$23,000	$116,439,000	$(95,710,000)	$20,752,000	$177,000	$20,929,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$15,325,000	$(1,959,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	187,000	228,000
Depreciation and amortization	1,462,000	1,809,000
Amortization of above-market lease intangible	21,000	16,000
Straight-line rents	(65,000)	(303,000)
Stock-based compensation expense	12,000	7,000
Income from equity-method investees	(725,000)	(125,000)
Gain on derecognition of assets associated with GA8 Properties	(17,698,000)	—
Change in operating assets and liabilities, net of derecognition of assets:
Tenant and other receivables, net	284,000	251,000
Other assets, net	(22,000)	17,000
Accounts payable and accrued liabilities	796,000	597,000
Security deposits	(280,000)	—
Net cash (used in) provided by operating activities	(703,000)	538,000

Cash flows from investing activities:
Reduction of cash from derecognition of assets associated with GA8 Properties	(3,084,000)	—
Additions to real estate and other assets	(2,000)	(145,000)
Investment in equity-method investees	—	(156,000)
Distributions received from equity-method investees	—	115,000
Net cash used in investing activities	(3,086,000)	(186,000)

Cash flows from financing activities:
Payments of loans payable	(766,000)	(284,000)
Distributions paid to noncontrolling interests	(18,000)	(17,000)
Deferred financing costs	—	(4,000)
Net cash used in financing activities	(784,000)	(305,000)

Net (decrease) increase in cash, cash equivalents and restricted cash	(4,573,000)	47,000
Cash, cash equivalents and restricted cash – beginning of period	14,183,000	14,163,000
Cash, cash equivalents and restricted cash – end of period	$9,610,000	$14,210,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,928,000	$3,795,000
Supplemental disclosure of non-cash investing activities:
Derecognition of assets associated with GA8 Properties (Note 14):
Real estate properties, net	$97,637,000	$—
Intangible lease assets, net	$10,250,000	$—
Other assets	$12,000	$—
Accounts payable and accrued liabilities	$(821,000)	$—
Write off of deferred financing costs	$790,000
Security deposits	$(2,589,000)	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that owns 100% of 14 properties (eight of which were derecognized in March 2024 and are included in contract assets associated with GA8 Properties (see Note 14)), 95.3% of four properties, and four unconsolidated equity-method investments with interests ranging from 10% - 20% that hold an aggregate of 30 properties. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, including but not limited to Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), except where the context otherwise requires.

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

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated within our condensed consolidated financial statements and owns four properties (the “JV Properties”) with another partially owned subsidiary. As of March 31, 2024 and December 31, 2023, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2024, we have a 10% interest in the SUL JV which owns 14 properties as of March 31, 2024 and as of December 31, 2023, owned 15 properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2024 and December 31, 2023, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2024 and December 31, 2023, we have a 10% interest in the Fantasia III JV which owns eight properties. See Note 15 for further information.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2024 and December 31, 2023, we have a 10% interest in the FPH JV which owns six properties.

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

SHOP TRS LLC

SHOP TRS LLC (“SHOP TRS”) is our wholly-owned taxable REIT subsidiary that is the sole member for two of our operated properties which are the lessees for our two respective 100% owned real estate properties and the operated properties operations are consolidated in our condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on April 16, 2024. The accompanying condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2023 consolidated financial statements and contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 16, 2024 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2023 have been omitted in this report.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Reclassifications

Certain line items on the December 31, 2023 condensed consolidated balance sheet for loans payable and accounts payable and accrued liabilities and on condensed consolidated statement of operations for interest expense for the three months ended March 31, 2023 have been reclassified to conform to the current period presentation. See Note 14.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$6,480,000	$10,997,000
Restricted cash	3,130,000	3,186,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$9,610,000	$14,183,000

3. Investments in Real Estate Properties

As of March 31, 2024 and December 31, 2023, the table below includes our 10 real estate properties held by our consolidated subsidiaries, 8 of which are 100% leased to the tenants of the related facilities and two are each 100% leased to an affiliated subsidiary. As of March 31, 2024, the table below excludes our eight derecognized real estate properties (see Note 14) and as of March 31, 2024 and December 31, 2023, excludes the 30 and 31 properties, respectively, owned by our unconsolidated Equity-Method Investments.

	March 31,	December 31,
	2024	2023
Land	$8,530,000	$14,905,000
Buildings and improvements	64,266,000	157,875,000
Less: accumulated depreciation	(15,256,000)	(20,439,000)
Buildings and improvements, net	49,010,000	137,436,000
Furniture and fixtures	5,103,000	12,106,000
Less: accumulated depreciation	(4,578,000)	(7,481,000)
Furniture and fixtures, net	525,000	4,625,000
Real estate properties, net	$58,065,000	$156,966,000

For the three months ended March 31, 2024 and 2023, depreciation expense (excluding lease intangibles amortization and leasing commission amortization) was approximately $1.3 million and $1.6 million, respectively.

CA3 Properties

In 2021, we acquired three properties located in California (“CA3 Properties”) and we entered into a first priority $15.0 million mortgage loan collateralized by the CA3 Properties with CIBC Bank, USA (“CIBC”). See table in Note 4 listing loans payable for further information.

In February 2024, we entered into a Purchase and Sale Agreement (“PSA”), as amended in April and May 2024 to extend the closing date, to sell the CA3 Properties. The transaction is expected to close in the second quarter of 2024. Either party may terminate the agreement for non-satisfaction or failure of a condition to the obligation of either party to consummate the transaction contemplated by this PSA, unless such matter has been satisfied or waived by the date specified in this PSA or by the closing date.

Fantasia I JV Transfer of Interest and Sale

On July 3, 2023, the majority member of the Fantasia I JV assigned its 65% interest, for no consideration, to Summit. As such, as of July 2023, Summit owned 100% of Fantasia I JV. The Fantasia I JV consisted of the real estate of Summit Citrus Heights, LLC, a wholly-owned subsidiary (“Summit Citrus Heights”) and the operating assets and liabilities of its associated senior housing facility, Sun

Oak Assisted Living (“Sun Oak” or “CH TRS”). Summit Citrus Heights was the sole member of CH TRS LLC, the operating company for Sun Oak. On September 29, 2023, we sold the real estate of Summit Citrus Heights, including the Sun Oak facility.

Summary of Properties

The following table provides summary information regarding our portfolio (excluding the 30 properties owned by our unconsolidated Equity-Method Investments, our 8 derecognized real estate properties (see Note 14) and the $12.75 million loan from Oxford Finance, LLC (“Oxford”) (see Note 14) with Summit Georgia Holdings LLC, our wholly-owned subsidiary,) as of March 31, 2024:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Rivers Edge Rehabilitation and Care (f/k/a Sheridan Care Center)	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$3,784,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,320,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	11,054,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	5,534,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,426,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,612,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	9,835,000
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	10,715,000	8,014,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	4,780,000	3,575,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	4,560,000	3,411,000
Total:				$77,320,000	$58,565,000
(1)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the 30 properties owned by our unconsolidated Equity-Method Investments, our eight derecognized subsidiaries (see Note 14), and the two intercompany leases between our wholly-owned subsidiaries: Summit Chandler LLC and Pennington Gardens, and HP Redding LLC and Sundial) as of March 31, 2024, for the period from April 1, 2024 to December 31, 2024 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
April 1, 2024 to December 31, 2024	$4,671,000
2025	6,332,000
2026	6,447,000
2027	6,564,000
2028	5,115,000
Thereafter	28,497,000
$57,626,000

Impairment of Real Estate Properties

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances.

No impairments were recorded during the three months ended March 31, 2024 and 2023.

4. Loans Payable

As of March 31, 2024 and December 31, 2023, our loans payable consisted of the following:

	March 31, 2024	December 31, 2023
Loans payable to Lument (formerly ORIX Real Estate Capital, LLC) (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial and Friendship Haven.	$33,730,000	$33,984,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	9,835,000	9,877,000

Loan payable to CIBC Bank, USA in monthly installments of approximately of $147,000 including cash collateral fund payments, variable interest rate (9.4% at March 31, 2024 and December 31, 2023), due in July 2024, and, collateralized by Yucaipa Hill Post Acute, Creekside Post Acute and University Post Acute (“CA3 Properties”). See Note 3 for additional information.	15,000,000	15,000,000

	58,565,000	58,861,000
Less debt issuance costs	(1,705,000)	(2,682,000)
Total loans payable	$56,860,000	$56,179,000

As of March 31, 2024, we have total debt obligations of approximately $58.6 million that will mature between 2024 and 2055, in addition to the loans payable associated with GA8 Properties discussed below. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of March 31, 2024, we were in compliance with all of our debt covenants except for the GA8 Properties (see below and Note 14 for further information).

During the three months ended March 31, 2024 and 2023, we incurred approximately $4.2 million and $3.9 million of interest expense, respectively, including interest expense related to the GA8 Properties and excluding debt issuance costs and amortization.

In connection with our loans payable, we incurred debt issuance costs. As of March 31, 2024 and December 31, 2023, the unamortized balance of the debt issuance costs was approximately $1.7 million and $2.7 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For each of the three months ended March 31, 2024 and 2023, $0.2 million of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

The principal payments due on the loans payable (excluding debt issuance costs and loans payable associated with GA8 Properties) for the period from April 1, 2024 to December 31, 2024 and for each of the four following years and thereafter ending December 31 are as follows:

Principal
Years Ending	Amount
April 1, 2024 to December 31, 2024	$15,905,000
2025	1,246,000
2026	1,292,000
2027	1,341,000
2028	1,390,000
Thereafter	37,391,000
$58,565,000

GA8 Properties

In 2021, through our wholly-owned subsidiary and the parent holding company for the GA8 Properties, Summit Georgia Holdings LLC (“GA Holdco”), we acquired eight skilled nursing facilities located in Georgia (collectively, the “GA8 Properties”). The GA8 Properties were financed with a $91.0 million first priority mortgage loan with CIBC collateralized by those properties, a $20.0 million subordinated term loan with Oxford Financing LLC (“Oxford”) collateralized by those properties and a $12.75 million mezzanine loan with Oxford secured by the equity interests of the GA Holdco.

During 2023 and as of March 31, 2024, we have been out of compliance with respect to our debt covenants for our GA8 Properties due to the tenants’ EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) default and from our continuing failure to pay the full and timely interest payments due on the mezzanine loan from October 2023 to April 2024, and for the subordinated term loan from January 2024 through April 2024. Oxford had previously agreed to defer a portion of our interest payments on the mezzanine loan for October and November 2023. As of March 31, 2024 and December 31, 2023, the outstanding interest due on the mezzanine loan is approximately $1.1 million and $0.6 million, respectively. As of March 31, 2024 and December 31, 2023, the outstanding interest due on the subordinated term loan is approximately $1.0 million and $0.3 million, respectively. All interest and principal payments to CIBC have been made timely.

On March 13, 2024, we received a notice of default from Oxford, dated March 12, 2024, for the mezzanine loan primarily based on the non-compliance noted above, whereby Oxford exercised certain rights, including, their right to act as attorney-in-fact of GA8 HoldCo, and appointed an independent manager over the GA8 Properties, thereby removing the Company as the manager and removing the Company’s voting rights and rights to receive any distributions with respect to such properties. The Oxford notice of default also constitutes an event of default under the GA8 Properties subordinated term loan with Oxford and the first priority mortgage loan with CIBC. On May 7, 2024, we received a notice of default and reservation of rights letter from CIBC. There were no actions taken by this notice. See Note 14 for further information regarding the derecognition of the GA8 Properties and related debt.

As of March 31, 2024 and December 31, 2023, loans payable associated with GA8 Properties consisted of the following:

	March 31, 2024	December 31, 2023
Loan payable to CIBC Bank, USA in monthly installments of approximately $850,000 (including interest and principal) variable interest rate (8.8% at March 31, 2024 and December 31, 2023), due in December 2024, and collateralized by Calhoun Health Center, Maple Ridge Health Care Center, Chatsworth Health Care Center, East Lake Arbor, Fairburn Health Care Center, Grandview Health Care Center, Rosemont at Stone Mountain, and Willowwood Nursing Center & Rehab (“GA8 Properties”). See Note 14 for additional information.	90,530,000	91,000,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $260,000 (interest only through maturity), variable interest rate (16.4% at March 31, 2024 and December 31, 2023, respectively) due in March 2025, collateralized in second position by the GA8 Properties. See Note 14 for additional information.	20,000,000	20,000,000

Mezzanine Loan payable to Oxford Finance, LLC in monthly installments of approximately $168,000 (interest only through maturity), variable interest rate (16.4% at March 31, 2024 and December 31, 2023, respectively) due in December 2026, secured by the equity interests of our wholly-owned subsidiary, Summit Georgia Holdings LLC, the parent holding company for the GA8 Properties. See Note 14 for additional information.	12,750,000	12,750,000

Total loans payable associated with GA8 Properties	$123,280,000	$123,750,000

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

Master Letter of Credit Agreement

In June 2023, we entered into $1.0 million Master Letter of Credit Agreement with CIBC. As of March 31, 2024, there are no outstanding letters of credit under this agreement.

5. Equity-Method Investments

As of March 31, 2024 and December 31, 2023, the balances of our Equity-Method Investments were approximately $1.6 million and $2.9 million, respectively, and are as follows:

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

For the three months ended March 31, 2024 and 2023, we invested approximately $0 and $156,000, respectively, related to capital calls for the SUL JV. In March 2024, the SUL JV sold one property for a gain of $7.7 million. We recorded our 10% share of the gain of approximately $0.8 million in income from equity-method investees in the condensed consolidated statements of operations for the three months ended March 31, 2024 and recorded distributions receivable from the sale of approximately $1.9 million, which is included in tenant and other receivables in the condensed consolidated balance sheet as of March 31, 2024. Additionally, in April 2024, we received approximately $1.9 million in cash for the distributions receivable.

As of March 31, 2024 and December 31, 2023, the balance of our equity-method investment related to the SUL JV was approximately $0.6 million and $1.8 million, respectively.

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

In June 2023, the tenant for the two properties in the Fantasia II JV filed for receivership. The two properties are currently being operated by the receivership estate in conjunction with a third-party manager under a one-year management agreement. As of March 31, 2024, there has been no termination of the tenant leases and the Fantasia II JV is currently communicating with the receiver regarding ongoing lease terms and payments. The Fantasia II JV has not received any rent payments since May 2023. In September 2023, due to the ongoing issues with the receivership, we determined the fair value of our investment in the Fantasia II JV to be impaired and recorded a $0.5 million impairment charge. However, due to our intention to fund a capital call in 2024, we are recording our share of the Fantasia II JV losses.

As of March 31, 2024 and December 31, 2023, due to the losses incurred in the Fantasia II JV, the negative balance of our equity-method investment related to the Fantasia II JV was approximately ($0.2) million and ($0.1) million, respectively.

Summit Fantasia Holdings III, LLC

The Fantasia III JV will continue until an event of dissolution occurs, as defined in the limited liability company agreement of the Fantasia III JV (the “Fantasia III LLC Agreement”).

Under the Fantasia III LLC Agreement, net operating cash flow of the Fantasia III JV is distributed monthly, first to the Operating Partnership and Fantasia pari passu until each member has received an amount equal to its accrued, but unpaid 9% return, and thereafter 75% to Fantasia and 25% to the Operating Partnership. All capital proceeds from the sale of the properties held by the Fantasia III JV, a refinancing or another capital event, will be paid first to the Operating Partnership and Fantasia pari passu until each has received an amount equal to its accrued but unpaid 9% return plus its total capital contribution, and thereafter 75% to Fantasia and 25% to the Operating Partnership.

On May 1, 2024, the Fantasia III JV sold the eight properties and therefore as of May 2, 2024, we no longer have an equity-method investment in the Fantasia III JV. See Note 15 for further information.

As of March 31, 2024 and December 31, 2023, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.2 million.

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

As of March 31, 2024 and December 31, 2023, the balance of our equity-method investment related to the FPH JV was $0.

Distributions from Equity-Method Investments

As of March 31, 2024 and December 31, 2023, we have distributions receivable, which are included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	March 31,		December 31,
	2024		2023
SUL JV	$2,131,000	(1)	$311,000
Fantasia II JV	30,000		30,000
Fantasia III JV	111,000		87,000
FPH JV	64,000		64,000
Total	$2,336,000		$492,000
(1)	Included in the SUL JV distributions receivable are proceeds from the sale of a property in March 2024 for approximately $1.9 million for which the cash was received in April 2024.

For the three months ended March 31, 2024 and 2023, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Three months Ended March 31, 2024			Three months Ended March 31, 2023
		Cash Flow	Cash Flow		Cash Flow	Cash Flow
	Total Cash	from	from	Total Cash	from	from
	Distributions	Operating	Investing	Distributions	Operating	Investing
	Received	Activities	Activities	Received	Activities	Activities
SUL JV	$159,000	$159,000	$—	$134,000	$42,000	$92,000
Fantasia II JV	—	—	—	80,000	57,000	23,000
Fantasia III JV	—	—	—	12,000	12,000	—
FPH JV	—	—	—	—	—	—
Total	$159,000	$159,000	$—	$226,000	$111,000	$115,000

Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in those agreements. For the three months ended March 31, 2024 and 2023, we recorded approximately $0.1 million and $0.2 million, respectively, in asset management fees from our Equity-Method Investments.

6. Receivables

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	March 31,	December 31,
	2024	2023
Straight-line rent receivables	$1,461,000	$1,396,000
Distribution receivables from Equity-Method Investments (see Note 5)	2,336,000	492,000
Asset management fees	230,000	327,000
Other receivables	346,000	375,000
Total	$4,373,000	$2,590,000

7. Related Party Transactions Equity-Method Investments

See Notes 5 and 6 for further discussion of distributions and asset management fees related to our Equity-Method Investments.

8. Intangible Lease Assets

As of March 31, 2024, the table below includes intangible lease assets related to our consolidated real estate properties and excludes our eight derecognized real estate properties (see Note 14). As of December 31, 2023, the table below includes intangible lease assets related to our consolidated real estate properties.

Intangible lease assets are as follows:

	March 31,	December 31,
	2024	2023
In-place leases	$526,000	$12,680,000
Less: accumulated amortization	(97,000)	(1,831,000)
In-place leases, net	429,000	10,849,000
Above-market leases	959,000	959,000
Less: accumulated amortization	(175,000)	(155,000)
Above-market leases, net	784,000	804,000
Total intangible lease assets, net	$1,213,000	$11,653,000

For each of the three months ended March 31, 2024 and 2023, amortization expense for intangible lease assets was approximately $0.2 million of which approximately $0.02 million relates to the amortization of above market leases which is included within rental revenues in the accompanying condensed consolidated statements of operations.

Expected future amortization of the intangible lease assets as of March 31, 2024, for the period from April 1, 2024 to December 31, 2024 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending December 31,
April 1, 2024 to December 31, 2024	$75,000
2025	99,000
2026	99,000
2027	99,000
2028	99,000
Thereafter	742,000
$1,213,000

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

Supplemental balance sheet information related to the Office Lease are as follows:

Component	Consolidated Balance Sheet Caption	March 31, 2024	December 31, 2023
Right of use asset - operating	Other assets, net	$664,000	$698,000
Lease liability - operating	Accounts payable and accrued liabilities	$835,000	$877,000

Lease expense is presented as part of continuing operations within general and administrative expenses in the condensed consolidated statements of operations. For the three months ended March 31, 2024 and 2023, we recognized approximately $46,000 and $45,000, respectively, in lease expense. The lease payments are classified within operating activities in the consolidated statements of cash flows. As of March 31, 2024 and 2023, we paid approximately $53,000 and $0, respectively, in lease payments and the weighted average remaining lease term is 4.0 years.

Lease payments on the Office Lease for the period from April 1, 2024 to December 31, 2024 and for each of the four following years and thereafter ending December 31 are as follows:

Year	Lease payments
April 1, 2024 to December 31, 2024	$158,000
2025	217,000
2026	224,000
2027	231,000
2028	99,000
Total lease payments	$929,000
Less imputed interest	(94,000)
Total lease liability	$835,000

10. Concentration of Risk

As of March 31, 2024, we owned eight properties in Georgia (see Note 14), four properties in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 30 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

For the three months ended March 31, 2024, we leased our 16 real estate properties to 14 different tenants under long-term triple net leases, and four of the 14 tenants each represented more than 10% of our rental revenue. For the three months ended March 31, 2023, we leased our 16 real estate properties to 14 different tenants under long-term triple net leases, and three of the 14 tenants each represented more than 10% of our rental revenue.

As of March 31, 2024, our GA8 Properties are considered to be a significant asset concentration as the aggregate net assets of the GA8 Properties were greater than 20% of our total assets due to cross-default provisions in the leases.

For further information regarding our treatment of the GA8 Properties, see Note 14.

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

As of March 31, 2024 and December 31, 2023, the fair value of our HUD-insured loans payable was $36.2 million and $36.4 million, compared to the principal balance (excluding debt discount) of $43.6 million and $43.9 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. The fair value of our fixed and variable rate loans payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

As of March 31, 2024 and December 31, 2023, we believe the carrying amounts of our variable rate loans payable are reasonably estimated at their carrying amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices. We believe the fair value of our variable rate mezzanine loan payable, which is currently in default, approximates the carrying amount based on the contractual rights of the mezzanine loan payable holders.

As of March 31, 2024 and December 31, 2023, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

Legal Proceedings

HCRE

In September 2015, a bankruptcy petition was filed against Healthcare Real Estate Partners, LLC (“HCRE”) by the investors in Healthcare Real Estate Fund, LLC and Healthcare Real Estate Qualified Purchasers Fund, LLC (collectively, the “Funds”). HCRE did not timely respond to the involuntary petition and the Bankruptcy Court entered an Order of Relief making HCRE a debtor in bankruptcy. As a result, HCRE was removed as manager under the Funds’ operating agreement. Thereafter the Company became the manager of the Funds and purchased the investors’ interests in the Funds for approximately $0.9 million. Following the subsequent dismissal of the involuntary bankruptcy petition filed against it, HCRE filed a motion for attorneys’ fees and damages and a separate complaint for violation of the automatic stay against the petitioning creditors and the Company in the United States Bankruptcy Court of the District of Delaware. The Bankruptcy Court granted a motion to dismiss the complaint for violation of the automatic stay filed jointly by the petitioning creditors and us, and dismissed the complaint with prejudice. HCRE appealed the Bankruptcy Court’s decision to the United States District Court for the District of Delaware which affirmed the Bankruptcy Court’s dismissal of the complaint in a decision dated September 9, 2018. On October 11, 2018, HCRE appealed the District Court’s decision affirming the Bankruptcy Court’s dismissal of the complaint to the United States Court of Appeals for the Third Circuit. On October 22, 2019, the Third Circuit granted HCRE’s appeal, reversing the District Court and holding that HCRE could assert the adversary complaint seeking damages for violation of the automatic stay. The Company filed a Petition for Rehearing on November 5, 2019 asserting that HCRE is not entitled to assert a claim for damages for violation of the automatic stay. This Petition was denied and the mandate was issued sending the matter back to the Bankruptcy Court. The Bankruptcy Court held a status conference on February 4, 2021, and subsequently entered scheduling orders to govern discovery and pretrial matters. The parties filed dispositive motions, including a motion filed by the Company and the petitioning creditors for judgment on the pleadings. On February 4, 2022, the Bankruptcy Court entered an order denying the motion for judgment on the pleadings on the basis that the Bankruptcy Court would consider the points raised therein after trial. The Bankruptcy Court also entered an order denying HCRE’s motion to dismiss certain counterclaims and severing certain other counterclaims asserted by the petitioning creditors and the Company against HCRE on jurisdictional grounds, with the effect that such counterclaims may be pursued in the United States District Court. Trial in the Bankruptcy Court was conducted on January 9 and 10, 2023, with final concluding arguments presented on January 19, 2023. On May 12, 2023, the Court issued an opinion to award the plaintiffs $75,000 for reimbursement of legal fees related to the filing of the involuntary bankruptcy petition plus $517,000 for reimbursement of attorney’s fees related to the stay violation. Several additional motions have been filed and were heard in September 2023. On November 14, 2023, the Bankruptcy Court entered a further Memorandum Opinion, which modified the award for reimbursement of attorneys’ fees for the stay violation from $517,000 to $665,000. The Bankruptcy Court entered an Order and Judgment with respect to the amounts set forth above on May 2, 2024. The Company also filed a notice of appeal with respect to the $664,637 fee award, which appeal remains pending. The Company has also asserted counterclaims against HCRE, which are pending in the Delaware District Court, and which are stayed pending a final determination of the matters addressed in the Bankruptcy Court, including the appeal. Based on the assessment by management, as of March 31, 2024, the Company has accrued $75,000 for the reimbursement of legal fees related to the involuntary petition filing and $0 for the $665,000 in attorney’s fees related to the stay violation as we believe that a loss is currently not probable under Accounting Standards Codification 450, “Contingencies.”

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

On June 5, 2023, Mr. Eikanas filed a lawsuit against the Company in the Superior Court of California for, among other things, wrongful termination and breach of contract, and seeking unspecified monetary damages. On April 8, 2024, Mr. Eikanas amended his Complaint to add additional causes of action and three new defendants – Steven Roush, Board Member; Suzanne Koenig, Board Member; and Elizabeth Pagliarini, Chief Executive Officer and Board Member. Based on the assessment by management, the Company believes that a loss is currently not probable or estimable under ASC 450, “Contingencies”, and as of March 31, 2024, no accrual has been made with regard to the claim.

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

The following table summarizes our stock options as of March 31, 2024:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2024	1,148,063	$2.16
Granted	—	$—
Exercised	—
Cancelled/forfeited	—
Options outstanding at March 31, 2024	1,148,063	$2.16	4.54	$—

Options exercisable at March 31, 2024	1,063,257	$2.16	4.22	$—

For our outstanding non-vested options as of March 31, 2024, the weighted average grant date fair value per share was $0.91. As of March 31, 2024, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
April 1, 2024 to December 31, 2024	$37,000
2025	32,000
2026	8,000
$77,000

The stock-based compensation expense reported for the three months ended March 31, 2024 and 2023 was approximately $12,000 and $7,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

14. Derecognition of GA8 Properties

As noted in Note 4, on March 13, 2024, we received a notice of default from Oxford, dated March 12, 2024, for events of default under the mezzanine loan, whereby Oxford exercised certain rights as the agent, including, their right to act as attorney-in-fact of Summit Georgia Holdings LLC, and appointed an independent manager over the GA8 Properties, thereby removing Summit as the manager and removing our voting rights and rights to receive any distributions with respect to such properties. As such, the independent manager now has control over all activities of the GA8 Properties and Summit no longer has any control or authority over the properties’ operations or activities.

As a result of these actions, Summit derecognized the GA8 Properties as of March 12, 2024, the effective date of when the independent manager took control, and accordingly recognized a gain of $17.7 million which is included in gain on derecognition associated with GA8 Properties in our condensed consolidated statements of operations and recorded a Contract asset of $126.1 million, which represents the liabilities we expect to be released from upon final resolution with the lender in exchange for the transfer of ownership of the GA8 Properties. The loans payable and accrued interest will remain a liability until final resolution with the lender is concluded, and thus, as of March 31, 2024 and 2023, $123.3 million and $123.8 million, respectively, is included in loans payable associated with GA8 Properties and $2.8 million and $1.0 million, respectively, is included in accrued interest associated with GA8 Properties on our condensed consolidated balance sheet.

The following assets and property operating liabilities were derecognized from our condensed consolidated balance sheet upon our loss of control of the GA8 Properties:

As of March 11, 2024
Real estate properties, net	$97,637,000
Intangible lease assets, net	10,250,000
Cash and other assets	3,096,000
Property operating liabilities (accrued liabilities, deferred financing costs, and security deposits)	(2,620,000)
Derecognized assets and liabilities	$108,363,000

The results of operations included in our condensed consolidated statements of operations from January 1, 2024 through March 11, 2024 (the date of derecognition) and for the three months ended March 31, 2023 are as follows:

	January 1, 2024	For the Three Months Ending
	through March 11, 2024	March 31, 2023
Total rental revenue	$2,083,000	$3,623,000
Property operating costs	$75,000	$371,000
Depreciation and amortization	$929,000	$1,307,000
Interest expense	$3,406,000	$3,104,000

Subsequent to March 11, 2024, we will continue accruing interest associated with GA8 Properties and adjusting the contract asset through gain on derecognition of assets with the corresponding changes in loan payable and accrued interest associated with the derecognition of GA8 Properties.

15. Subsequent Events

Fantasia III JV

In May 2024, the Fantasia III JV sold their eight properties for $60.0 million. We received approximately $2.1 million in cash from the sale resulting in the winding-up of our equity-method investment and as such, as of May 2, 2024, we no longer have an equity-method investment in the Fantasia III JV. As of March 31, 2024, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to numerous risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2024.

Overview

As of March 31, 2024, our ownership interests in our 18 real estate properties of senior housing facilities was as follows: 100% ownership of 14 properties (eight of which were derecognized in March 2024 and are included in contract assets (see Note 14 to the accompanying Notes to Condensed Consolidated Financial Statements)), a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC, and four unconsolidated equity-method investments (collectively, our “Equity-Method Investments”) with interests ranging from 10% - 20% that hold an aggregate of 30 properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Current Market and Economic Conditions

Over the past couple years, the broader economy has experienced increased levels of inflation, higher interest rates and tightening monetary and fiscal policies. The Federal Reserve has increased its targeted range for the federal funds rate, leading to increased interest rates. Current estimates of expected rate cuts by the Federal Reserve vary and are contingent upon certain economic indices which are impossible to accurately predict. We currently have fixed and variable interest rates for our loans. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in interest expense. The higher interest rates imposed by the Federal Reserve to address inflation may also adversely impact real estate asset values. The prolonged period of high and persistent inflation has caused an increase in our expenses. The current market and economic conditions have had a material impact on our business, cash flow and results of operations. It could also impact our ability to find suitable acquisitions, sell properties, and raise equity and debt capital.

Summit Portfolio Properties

At March 31, 2024, our portfolio consisted of 18 real estate properties as noted above in the Overview section of this Item 2, 16 of which were 100% triple-net leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary for which we operate directly and earn resident fees and services revenue.

The following table provides summary information (excluding the 30 properties held by our unconsolidated Equity-Method Investments, but including our 8 real estate properties derecognized on March 11, 2024 (see Note 14 to the accompanying Notes to Condensed Consolidated Financial Statements)) regarding these properties as of March 31, 2024:

			Square	Purchase
	Properties	Beds	Footage	Price
SNF	15	1,354	406,135	$181,795,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	18	1,575	542,900	$207,320,000

					2024
					Lease
Property	Location	Date Purchased	Type	Beds	Revenue (1)
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$142,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	151,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	353,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	277,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	191,000
Sundial Assisted Living (2)	Redding, CA	December 18, 2013	AL	65	—
Pennington Gardens (2)	Chandler, AZ	July 17, 2017	AL/MC	90	—
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	82	266,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	59	119,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	50	113,000
Calhoun Health Center(3)	Calhoun, GA	December 30, 2021	SNF	100	74,000
Maple Ridge Health Care Center(3)	Cartersville, GA	December 30, 2021	SNF	74	292,000
Chatsworth Health Care Center(3)	Chatsworth, GA	December 30, 2021	SNF	120	534,000
East Lake Arbor(3)	Decatur, GA	December 30, 2021	SNF	103	139,000
Fairburn Health Care Center(3)	Fairburn, GA	December 30, 2021	SNF	120	223,000
Grandview Health Care Center(3)	Jasper, GA	December 30, 2021	SNF	60	164,000
Rosemont at Stone Mountain(3)	Stone Mountain, GA	December 30, 2021	SNF	149	422,000
Willowwood Nursing Center & Rehab(3)	Flowery Branch, GA	December 30, 2021	SNF	100	159,000
Total				1,575
(1)	Represents year-to-date rental revenue based on in-place leases, including straight-line rent, through March 31, 2024 and excluding $0.3 million in tenant reimbursement revenue and $0.02 million in above-market lease amortization.

(2)	Lease revenue due under Pennington Gardens and Sundial (collectively, the “Operated Properties”) intercompany leases are eliminated in consolidation and revenue is reflected in resident fees and services in the accompanying condensed consolidated statements of operations for the Operated Properties.
(3)	Included as contract assets as of March 31, 2024 and total rental revenue is through March 11, 2024, the date of derecognition.

GA8 Properties

On March 13, 2024, we received a notice of default from Oxford Finance, LLC (“Oxford”), dated March 12, 2024, for events of default under the mezzanine loan for Summit Georgia Holdings LLC, the sole member of the GA8 Properties, whereby Oxford exercised certain rights as the agent, including, their right to act as attorney-in-fact of Summit Georgia Holdings LLC, and appointed an independent manager over the GA8 Properties, thereby removing Summit as the manager and removing the voting rights and rights to receive any distributions with respect to such properties. As such, the independent manager now has control over all activities of the GA8 Properties and Summit no longer has any control or authority over the properties’ operations or activities. As a result of these actions, Summit derecognized the operating assets and liabilities associated with the GA8 Properties as of March 12, 2024.

As a result of these actions, Summit recorded, as of March 31, 2024, a contract asset of approximately $126.1 million, which represents the liabilities we expect to be released from upon final resolution with the lender, and is included in the accompanying condensed consolidated balance sheet in contract assets associated with GA8 Properties. The loans payable of $123.3 million is included in the accompanying condensed consolidated balance sheet as of March 31, 2024 in loans payable associated with GA8 Properties, and accrued interest of approximately $2.8 million related to GA8 Properties is included in the accompanying condensed consolidated balance sheet as of March 31, 2024 in accrued interest associated with GA8 Properties.

We are aware that the independent manager is currently pursuing opportunities to sell the GA8 Properties properties as a resolution for the outstanding loans payable and accrued interest.

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

Summit Union Life Holdings, LLC

In April 2015, through our operating partnership (“Operating Partnership”), we formed Summit Union Life Holdings, LLC (“SUL JV”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and entered into a limited liability company with Best Years with respect to the SUL JV (the “SUL LLC Agreement”). We have a 10% interest in the SUL JV which owns 14 properties. The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements.

In March 2024, the SUL JV sold one of the properties for a total gain of approximately $7.8 million. We received approximately $1.9 million in cash in April 2024 from the capital proceeds of the sale (of which approximately $0.1 million was our 10% accrued but unpaid return plus our total contribution and approximately $1.8 million was 25% of the remaining proceeds as due to us per the SUL LLC Agreement). The SUL JV recorded a gain of approximately $7.8 million, and for the three months ended March 31, 2024, we recorded our 10% of the gain on the sale of approximately $0.8 million. As of March 31, 2024, the balance of our equity-method investment related to the SUL JV was approximately $0.6 million.

Equity-Method Partner – Fantasia Investment III LLC

In 2016 and 2017, through our Operating Partnership, we entered into two separate limited liability company agreements (collectively, the “Fantasia Agreements”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed two separate companies, Summit Fantasia Holdings II, LLC (“Fantasia II JV”) of which we own a 20% interest in two skilled nursing facilities located in Rhode Island, and Summit Fantasia Holdings III, LLC (“Fantasia III JV”), for which we own a 10% interest in eight skilled nursing facilities located in Connecticut (collectively, the “Fantasia JVs”).

The Fantasia JVs are not consolidated in our condensed consolidated financial statements and are accounted for under the equity-method in our condensed consolidated financial statements.

In 2023, the tenants of the two properties in the Fantasia II JV filed for a receivership with the state of Rhode Island and in September 2023, due to the ongoing receivership issues, we determined the fair value of our equity-method investment in the Fantasia II JV to be impaired and wrote off our equity-method balance. However, due to a change in our intention to fund a capital call, if needed, we have recorded additional losses and as of March 31, 2024, the balance of our equity-method investment related to the Fantasia II JV was approximately ($0.2) million.

As of March 31, 2024, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.2 million. In March 2024, the Fantasia III JV entered into a purchase and sale agreement to sell all the properties in the Fantasia III JV. In May 2024, the Fantasia III JV sold their eight properties for approximately $60.0 million. We received approximately $2.1 million in cash from the sale resulting in the winding-up of our equity-method investment and as such, as of May 2, 2024, we no longer have an equity-method interest in the Fantasia III JV.

Summit Fantasy Pearl Holdings, LLC

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement (the “FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2024, the balance of our equity-method investment related to the FPH JV was $0.

A summary of the condensed combined financial data for the balance sheets and statements of operations for all unconsolidated Equity-Method Investments are as follows:

	March 31,	December 31,
Condensed Combined Balance Sheets:	2024	2023
Total Assets	$184,108,000	$180,934,000
Total Liabilities	$143,658,000	$138,938,000
Members Equity:
Summit	$1,714,000	$2,972,000
JV Partners	$38,736,000	$39,024,000
Total Members Equity	$40,450,000	$41,996,000

	Three Months Ended
	March 31,
Condensed Combined Statements of Operations:	2024	2023
Total Revenue	$7,162,000	$8,820,000
Income from Operations	$9,091,000	$2,630,000
Net income (loss)	$8,187,000	$(73,000)

Summit equity interest in Equity-Method Investments net income (loss)	$774,000	$(58,000)
JV Partners interest in Equity-Method Investments net income (loss)	$7,413,000	$(15,000)

Distributions from Equity-Method Investments

For the three months ended March 31, 2024 and 2023, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Three months Ended March 31,
	2024		2023
Distributions	$2,002,000	(1)	$238,000

Cash received for distributions	$159,000		$226,000

(1)	In March 2024, the SUL JV sold one property and we recorded distributions receivable for the proceeds from the sale for approximately $1.9 million.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 16, 2024.

Results of Operations

Our results of operations are described below:

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended
	March 31,
	2024	2023	$ Change
Total rental revenues	$3,935,000	$5,366,000	$(1,431,000)
Property operating costs	(535,000)	(806,000)	271,000
Resident fees and services income	1,700,000	1,369,000	331,000
Resident costs	(1,378,000)	(1,211,000)	(167,000)
Net operating income (1)	3,722,000	4,718,000	(996,000)
Asset management fees	96,000	147,000	(51,000)
General and administrative	(1,132,000)	(1,104,000)	(28,000)
Depreciation and amortization	(1,462,000)	(1,809,000)	347,000
Income from equity-method investees	725,000	125,000	600,000
Gain on derecognition of assets associated with GA8 Properties	17,698,000	—	17,698,000
Other income	98,000	96,000	2,000
Interest expense	(4,420,000)	(4,132,000)	(288,000)
Net income (loss)	15,325,000	(1,959,000)	17,284,000
Noncontrolling interests’ share in loss (income)	(22,000)	(17,000)	(5,000)
Net income (loss) applicable to common stockholders	$15,303,000	$(1,976,000)	$17,279,000
(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident fees and services revenue less property operating and resident costs. NOI excludes asset management fees, security deposits from terminated leases, general and administrative expense, depreciation and amortization, income (loss) from equity-method investees, impairment and gains of real estate properties, other income, and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance, and property taxes, and resident costs are related to the Operated Properties. Net operating income decreased approximately $1.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the derecognition of the GA8 Properties as of March 11, 2024, which resulted in a decrease in total rental revenues (which includes no straight-line rent for the three months) of approximately $1.2 million offset by an increase in net operating income of approximately $0.2 million for the Operated Properties.

The decrease in depreciation and amortization of $0.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is mainly due to the impairment recorded in the third quarter of 2023 related to the GA8 Properties resulting in reduced depreciation expense.

The increase in income from equity-method investees of approximately $0.6 million compared to the three months ended March 31, 2023 is mainly due to the $0.8 million gain on the sale of the property in the SUL JV in March 2024 offset by the loss of $0.2 million in the Fantasia II JV for the three months ended March 31, 2024.

The approximately $17.7 million gain on derecognition of assets associated with GA8 Properties resulted from the derecognition of the GA8 Properties in March 2024.  See Note 14 in the accompanying Notes to the Condensed Consolidated Financial Statements.

The increase in interest expense of $0.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is due to an increase in interest rates on approximately $139.0 million of debt for the CA3 and GA8 Properties.

Liquidity and Capital Resources

As of March 31, 2024, we had approximately $6.5 million and as of May 10, 2024 we have approximately $10.5 million, in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

Going forward, we expect our primary sources of cash to be rental revenues, equity-method investment distributions and asset management fees. In addition, we may increase cash through the sale of additional properties, which may result in the derecognition of properties we already own or borrowing against currently-owned properties. For the foreseeable future, we expect our primary uses of cash to be for funding future acquisitions, investments in joint ventures, operating expenses, interest expense on outstanding indebtedness and the repayment of principal on loans payable. We may also incur expenditures for renovations of our existing properties, making our facilities more appealing in their market.

Seven of our loans payable obligations are long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans that mature between 2039 and 2055. The other loan payable obligations are short-term loans that mature in July 2024 through December 2026 with variable interest rates related to two of our portfolios. See Notes 4 and 14 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding management’s plan of action to address the maturity of these loans payable.

Additionally, the current environment of increasing interest rates has had a negative effect on our results of operations, which could result in foreclosure or other action (see Notes 4 and 14 to the accompanying Notes to Condensed Consolidated Financial Statements) by our lenders if our cash is insufficient to meet our obligations under our loans payable that will mature in 2024 through 2025, and for that reason, we may refinance these short-term loans with long-term, fixed rate HUD-insured debt, other long-term debt or restructure of the current debt, a combination of debt and equity or sale of the real estate in 2024, which may or may not be favorable to us. Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties. In regard to our Operated Properties, our intent is to stabilize the operations of the facilities and market them for sale due to the significantly reduced willingness of AL manager/operators to execute long-term triple-net leases.

Credit Facilities and Loan Agreements

As of March 31, 2024, we had debt obligations of approximately $58.6 million, excluding the loans payable associated with the GA8 Properties. The outstanding balance by lender, excluding loans payable associated with the GA8 Properties, is as follows (see Notes 4 and 14 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding our GA8 Properties):

●	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $9.8 million maturing September 2053
●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $33.7 million maturing from September 2039 through April 2055
●	CIBC Bank, USA - approximately $15.0 million maturing in July 2024
●	CIBC Bank, USA - Master Letter of Credit Agreement for $1.0 million (none outstanding)

Distributions

We made no stockholder distributions during the three months ended March 31, 2024.

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Net income (loss) applicable to common stockholders (GAAP)	$15,303,000	$(1,976,000)
Adjustments:
Depreciation and amortization	1,444,000	1,798,000
Depreciation and amortization related to non-controlling interests	(10,000)	(10,000)
Depreciation related to Equity-Method Investments	143,000	183,000
Gain on sale of property in SUL JV (included in income from Equity-Method Investments)	(772,000)	—
Gain on derecognition of assets associated with GA8 Properties	(17,698,000)	—
Funds used in operations (FFO) applicable to common stockholders	$(1,590,000)	$(5,000)
Weighted-average number of common shares outstanding - basic and diluted	23,027,978	23,027,978
FFO per weighted average common shares - basic and diluted	$(0.07)	$0.00

Subsequent Events

See Note 15 to the accompanying Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures and concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report because of our continued remediation of the material weakness identified in our Annual Report on Form 10-K, as discussed in greater detail below, as well as certain deficiencies surrounding our timely disclosure of the notice of default discussed in greater detail under Note 4 to our condensed consolidated financial statements above. We believe the disclosure deficiencies with respect to the notice of default were primarily due to the unusual nature of such events and the time needed to assess the implications of the notice for the Company.

We have taken, and continue to take, steps to remediate the control deficiencies contributing to the disclosure deficiencies identified above. Management has reviewed our processes and controls related to our disclosures surrounding events of defaults, and have educated control owners concerning the principles and requirements around controls related to these events. Management is exploring the implementation of new processes to help mitigate the risk that the relevant controls do not operate effectively.

Changes in Internal Controls over Financial Reporting

As disclosed in our Annual Report on Form 10-K, based on their evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) had concluded that our internal control over financial reporting was not effective as of December 31, 2023. As part of the fiscal year 2023 audit, management identified a material weakness. Specifically, the Company failed to design, maintain and monitor certain financial reporting controls specific to significant and unusual transactions, as a result of insufficient technical accounting resources at the Company. Consequently, the Company failed to properly analyze and assess certain events for technical accounting implications in a timely fashion.

We have taken, and continue to take, steps to remediate the control deficiencies contributing to the material weakness described above. These remediation actions have included hiring consultants to assist the Company in the design, maintenance and monitoring of certain financial reporting controls that will prevent such deficiencies in the future, as well as to provide technical accounting resources when the Company may not have such resources within the accounting function at the Company, especially when complex transactions are entered into. Management will report regularly to our Audit Committee on the progress and results of our remediation plan, and we may take additional measures to address these control deficiencies, or we may modify certain of the remediation measures described above.

Other than as described above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings.

See Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements for a summary of our material legal proceedings.

Item 1A.Risk Factors.

There have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.
(b)	Not applicable.
(c)	During the three months ended March 31, 2024, we redeemed no shares pursuant to our stock repurchase program.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5 - 1 trading arrangement or a non-Rule 10b5 - 1 trading arrangement during the three months ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S - K.

Item 6.Exhibits.

Ex.	Description
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Elizabeth A. Pagliarini
Date: May 15, 2024	Elizabeth A. Pagliarini
Chief Executive Officer
(Principal Executive Officer)

/s/ Sharyn I. Grant
Date: May 15, 2024	Sharyn I. Grant
Chief Financial Officer
(Principal Financial Officer)