Form 10-Q
period 2024-06-30
Summit Healthcare REIT, Inc
filed 2024-08-14
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$10,945,000	$10,997,000
Restricted cash	3,363,000	3,186,000
Real estate properties, net (Note 14)	57,612,000	156,966,000
Intangible lease assets, net (Note 14)	1,188,000	11,653,000
Tenant and other receivables, net	2,264,000	2,590,000
Other assets, net	1,261,000	1,552,000
Equity-method investments	545,000	2,852,000
Contract assets associated with GA8 Properties (Note 14)	126,945,000	—
Total assets	$204,123,000	$189,796,000

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$5,867,000	$7,038,000
Accrued interest associated with GA8 Properties (Note 14)	4,136,000	1,041,000
Security deposits (Note 14)	837,000	3,705,000
Loans payable, net of debt issuance costs	56,600,000	56,179,000
Loans payable associated with GA8 Properties (Note 14)	122,809,000	123,750,000
Total liabilities	190,249,000	191,713,000

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at June 30, 2024 and December 31, 2023	23,000	23,000
Additional paid-in capital	116,497,000	116,473,000
Accumulated deficit	(102,778,000)	(118,535,000)
Total stockholders’ equity (deficit)	13,742,000	(2,039,000)
Noncontrolling interests	132,000	122,000
Total equity (deficit)	13,874,000	(1,917,000)
Total liabilities and equity	$204,123,000	$189,796,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Total rental revenues	$1,995,000	$5,380,000	$5,930,000	$10,747,000
Resident fees and services	1,729,000	1,633,000	3,429,000	3,002,000
Asset management fees	68,000	147,000	164,000	295,000
Total operating revenue	3,792,000	7,160,000	9,523,000	14,044,000

Expenses:
Property operating costs	419,000	746,000	954,000	1,552,000
Resident costs	1,479,000	1,056,000	2,857,000	2,266,000
General and administrative	1,242,000	1,091,000	2,374,000	2,200,000
Depreciation and amortization	488,000	1,810,000	1,950,000	3,615,000
Total operating expenses	3,628,000	4,703,000	8,135,000	9,633,000

Gain on derecognition associated with GA8 Properties	(3,323,000)	—	(21,021,000)	—

Operating income	3,487,000	2,457,000	22,409,000	4,411,000

Income from equity-method investees	1,141,000	117,000	1,866,000	242,000
Other income	103,000	100,000	201,000	196,000
Interest expense	(859,000)	(1,047,000)	(1,873,000)	(2,077,000)
Interest expense associated with GA8 properties	(3,393,000)	(3,289,000)	(6,799,000)	(6,393,000)

Net income (loss)	479,000	(1,662,000)	15,804,000	(3,621,000)
Noncontrolling interests’ share in net (income) loss	(25,000)	(19,000)	(47,000)	(36,000)
Net income (loss) applicable to common stockholders	$454,000	$(1,681,000)	$15,757,000	$(3,657,000)

Basic and diluted:
Net income (loss) applicable to common stockholders	$0.02	$(0.07)	$0.68	$(0.16)

Weighted average shares used to calculate basic and diluted earnings per common share	23,027,978	23,027,978	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity (Deficit)	Interests	Equity (Deficit)
Balance — January 1, 2024	23,027,978	$23,000	$116,473,000	$(118,535,000)	$(2,039,000)	$122,000	$(1,917,000)
Stock-based compensation	—	—	12,000	—	12,000	—	12,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(18,000)	(18,000)
Net income	—	—	—	15,303,000	15,303,000	22,000	15,325,000
Balance — March 31, 2024	23,027,978	$23,000	$116,485,000	$(103,232,000)	$13,276,000	$126,000	$13,402,000
Stock-based compensation	—	—	12,000	—	12,000	—	12,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(19,000)	(19,000)
Net income	—	—	—	454,000	454,000	25,000	479,000
Balance — June 30, 2024	23,027,978	$23,000	$116,497,000	$(102,778,000)	$13,742,000	$132,000	$13,874,000

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2023	23,027,978	$23,000	$116,432,000	$(93,734,000)	$22,721,000	$177,000	$22,898,000
Stock-based compensation	—	—	7,000	—	7,000	—	7,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(17,000)	(17,000)
Net (loss) income	—	—	—	(1,976,000)	(1,976,000)	17,000	(1,959,000)
Balance — March 31, 2023	23,027,978	$23,000	$116,439,000	$(95,710,000)	$20,752,000	$177,000	$20,929,000
Stock-based compensation	—	—	10,000	—	10,000	—	10,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(19,000)	(19,000)
Net (loss) income	—	—	—	(1,681,000)	(1,681,000)	19,000	(1,662,000)
Balance — June 30, 2023	23,027,978	$23,000	$116,449,000	$(97,391,000)	$19,081,000	$177,000	$19,258,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$15,804,000	$(3,621,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	225,000	457,000
Depreciation and amortization	1,950,000	3,615,000
Amortization of above-market lease intangible	37,000	32,000
Straight-line rents	(131,000)	(606,000)
Stock-based compensation expense	24,000	17,000
Income from equity-method investees	(1,866,000)	(242,000)
Gain on derecognition of assets associated with GA8 Properties	(21,021,000)	—
Change in operating assets and liabilities, net of derecognition of assets:
Tenant and other receivables, net	2,068,000	279,000
Other assets, net	220,000	15,000
Accounts payable and accrued liabilities	2,735,000	768,000
Security deposits	(280,000)	—
Net cash (used in) provided by operating activities	(235,000)	714,000

Cash flows from investing activities:
Reduction of cash from derecognition of assets associated with GA8 Properties	(576,000)	—
Additions to real estate and other assets	(58,000)	(170,000)
Investment in equity-method investees	—	(156,000)
Distributions received from equity-method investees	2,564,000	203,000
Net cash provided by (used in) investing activities	1,930,000	(123,000)

Cash flows from financing activities:
Payments of loans payable	(1,533,000)	(572,000)
Distributions paid to noncontrolling interests	(37,000)	(36,000)
Deferred financing costs	—	(86,000)
Net cash used in financing activities	(1,570,000)	(694,000)

Net increase (decrease) in cash, cash equivalents and restricted cash	125,000	(103,000)
Cash, cash equivalents and restricted cash – beginning of period	14,183,000	14,163,000
Cash, cash equivalents and restricted cash – end of period	$14,308,000	$14,060,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,725,000	$7,789,000
Supplemental disclosure of non-cash investing activities:
Derecognition of assets associated with GA8 Properties (Note 14):
Real estate properties, net	$97,637,000	$—
Intangible lease assets, net	$10,250,000	$—
Other assets	$12,000	$—
Accounts payable and accrued liabilities	$(821,000)	$—
Write off of deferred financing costs	$790,000	$—
Security deposits	$(2,589,000)	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that, as of June 30, 2024, owns 100% of 14 properties (eight of which were derecognized in March 2024 and are included in contract assets associated with GA8 Properties (see Note 14)), 95.3% of four properties, and three unconsolidated equity-method investments with interests ranging from 10% - 20% that hold an aggregate of 21 properties. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, including but not limited to Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), except where the context otherwise requires.

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

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated within our condensed consolidated financial statements and owns four properties (the “JV Properties”) with another partially owned subsidiary. As of June 30, 2024 and December 31, 2023, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of June 30, 2024, we have a 10% interest in the SUL JV which owns 13 properties as of June 30, 2024 and as of December 31, 2023, owned 15 properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of June 30, 2024 and December 31, 2023, we have a 20% interest in the Fantasia II JV which owns two properties.

Summit Fantasia Holdings III, LLC– Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). The Fantasia III JV was not consolidated in our condensed consolidated financial statements and was accounted for under the equity-method in our condensed consolidated financial statements. As of December 31, 2023, we had a 10% interest in the Fantasia III JV which owned eight properties.

In May 2024, the Fantasia III JV sold their eight properties for $60.0 million. We received approximately $2.2 million in cash from the sale resulting in the winding-up of our equity-method investment and as such, as of May 2, 2024, we no longer have an equity-method investment in the Fantasia III JV.

Summit Fantasy Pearl Holdings, LLC– Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of June 30, 2024 and December 31, 2023, we have a 10% interest in the FPH JV which owns six properties.

Taxable REIT Subsidiaries

Summit Healthcare Asset Management, LLC

Summit Healthcare Asset Management, LLC (“SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia I JV (through July 2, 2023), Fantasia II JV, Fantasia III JV (through May 2, 2024), and FPH JV (collectively, our “Equity-Method Investments”), and provide management services in exchange for fees and reimbursements. All asset management fees earned by us are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS. See Notes 5 and 7 for further information.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Reclassifications

Certain line items on the December 31, 2023 condensed consolidated balance sheet for loans payable and accounts payable and accrued liabilities and on the condensed consolidated statement of operations for interest expense for the three and six months ended June 30, 2023 have been reclassified to conform to the current period presentation. See Note 14.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$10,945,000	$10,997,000
Restricted cash	3,363,000	3,186,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$14,308,000	$14,183,000

3. Investments in Real Estate Properties

As of June 30, 2024 and December 31, 2023, the table below includes our 10 real estate properties held by our consolidated subsidiaries, 8 of which are 100% leased to the tenants of the related facilities and two are each 100% leased to an affiliated subsidiary. As of June 30, 2024, the table below excludes our eight derecognized real estate properties (see Note 14) and as of June 30, 2024 and December 31, 2023, excludes the 21 and 31 properties, respectively, owned by our unconsolidated Equity-Method Investments.

	June 30,	December 31,
	2024	2023
Land	$8,530,000	$14,905,000
Buildings and improvements	64,266,000	157,875,000
Less: accumulated depreciation	(15,672,000)	(20,439,000)
Buildings and improvements, net	48,594,000	137,436,000
Furniture and fixtures	5,103,000	12,106,000
Less: accumulated depreciation	(4,615,000)	(7,481,000)
Furniture and fixtures, net	488,000	4,625,000
Real estate properties, net	$57,612,000	$156,966,000

For the three months ended June 30, 2024 and 2023, depreciation expense (excluding lease intangibles amortization and leasing commission amortization) was approximately $0.5 million and $1.6 million, respectively. For the six months ended June 30, 2024 and 2023, depreciation expense (excluding intangible lease amortization and leasing commission amortization) was approximately $1.8 million and $3.1 million, respectively.

CA3 Properties

In 2021, we acquired three properties located in California (“CA3 Properties”) and we entered into a first priority $15.0 million mortgage loan collateralized by the CA3 Properties with CIBC Bank, USA (“CIBC”). See table in Note 4 listing loans payable for further information.

In February 2024, we entered into a Purchase and Sale Agreement (“PSA”), as amended in April and May 2024 to extend the closing date, to sell the CA3 Properties. The closing date has been further extended to August 30, 2024. Either party may terminate the agreement for non-satisfaction or failure of a condition to the obligation of either party to consummate the transaction contemplated by this PSA, unless such matter has been satisfied or waived by the date specified in this PSA or by the closing date.

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

Summary of Properties

The following table provides summary information regarding our portfolio (excluding the 21 properties owned by our unconsolidated Equity-Method Investments, and our 8 derecognized real estate properties (see Note 14), including the $12.75 million loan from Oxford Finance, LLC (“Oxford”) (see Note 14) with Summit Georgia Holdings LLC, our wholly-owned subsidiary) as of June 30, 2024:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Rivers Edge Rehabilitation and Care (f/k/a Sheridan Care Center)	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$3,740,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,280,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	10,998,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	5,469,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,391,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,596,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	9,793,000
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	10,715,000	8,014,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	4,780,000	3,575,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	4,560,000	3,411,000
Total:				$77,320,000	$58,267,000
(1)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the 21 properties owned by our unconsolidated Equity-Method Investments, our eight derecognized subsidiaries (see Note 14), and the two intercompany leases between our wholly-owned subsidiaries: Summit Chandler LLC and Pennington Gardens, and HP Redding LLC and Sundial) as of June 30, 2024, for the period from July 1, 2024 to December 31, 2024 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
July 1, 2024 to December 31, 2024	$3,124,000
2025	6,332,000
2026	6,447,000
2027	6,564,000
2028	5,115,000
Thereafter	28,497,000
$56,079,000

Impairment of Real Estate Properties

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances.

No impairments were recorded during the six months ended June 30, 2024 and 2023.

4. Loans Payable

As of June 30, 2024 and December 31, 2023, our loans payable consisted of the following:

	June 30, 2024	December 31, 2023
Loans payable to Lument (formerly ORIX Real Estate Capital, LLC) (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial and Friendship Haven.	$33,474,000	$33,984,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	9,793,000	9,877,000

Loan payable to CIBC Bank, USA in monthly installments of approximately of $147,000 including cash collateral fund payments, variable interest rate (9.4% at June 30, 2024 and December 31, 2023), due in January 2025, and, collateralized by Yucaipa Hill Post Acute, Creekside Post Acute and University Post Acute ("CA3 Properties"). See Note 3 for additional information.	15,000,000	15,000,000

	58,267,000	58,861,000
Less debt issuance costs	(1,667,000)	(2,682,000)
Total loans payable	$56,600,000	$56,179,000

As of June 30, 2024, we have total debt obligations of approximately $58.3 million that will mature between 2025 and 2055, in addition to the loans payable associated with GA8 Properties discussed below. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of June 30, 2024, we were in compliance with all of our debt covenants except for the GA8 Properties (see below and Note 14 for further information).

During the three months ended June 30, 2024 and 2023, we incurred approximately $4.2 million and $4.1 million of interest expense, respectively, including interest expense related to the GA8 Properties and excluding debt issuance costs and amortization. During the six months ended June 30, 2024 and 2023, we incurred approximately $8.4 million and $8.0 million of interest expense, respectively, including interest expense related to the GA8 Properties and excluding debt issuance costs and amortization.

In connection with our loans payable, we incurred debt issuance costs. As of June 30, 2024 and December 31, 2023, the unamortized balance of the debt issuance costs was approximately $1.7 million and $2.7 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended June 30, 2024 and 2023, $0.03 and $0.2 million, respectively of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. For the six months ended June 30, 2024 and 2023, $0.2 million and $0.5 million, respectively of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

The principal payments due on the loans payable (excluding debt issuance costs and loans payable associated with GA8 Properties) for the period from July 1, 2024 to December 31, 2024 and for each of the four following years and thereafter ending December 31 are as follows:

Principal
Years Ending	Amount
July 1, 2024 to December 31, 2024	$606,000
2025	16,246,000
2026	1,292,000
2027	1,341,000
2028	1,390,000
Thereafter	37,392,000
$58,267,000

GA8 Properties

In 2021, through our wholly-owned subsidiary and the parent holding company for the GA8 Properties, Summit Georgia Holdings LLC (“GA Holdco”), we acquired eight skilled nursing facilities located in Georgia (collectively, the “GA8 Properties”). The GA8 Properties were financed with a $91.0 million first priority mortgage loan with CIBC collateralized by those properties, a $20.0 million subordinated term loan with Oxford Finance LLC (“Oxford”) collateralized by those properties and a $12.75 million mezzanine loan with Oxford secured by the equity interests of the GA Holdco.

During 2023 and 2024, we have been out of compliance with respect to our debt covenants for our GA8 Properties due to the tenants’ EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) default and from our continuing failure to pay the full and timely interest payments due on the mezzanine loan since October 2023, and for the subordinated term loan since January 2024. Oxford had previously agreed to defer a portion of our interest payments on the mezzanine loan for October and November 2023. As of June 30, 2024 and December 31, 2023, the outstanding interest due on the mezzanine loan is approximately $1.7 million and $0.6 million, respectively. As of June 30, 2024 and December 31, 2023, the outstanding interest due on the subordinated term loan is approximately $1.8 million and $0.3 million, respectively. All interest and principal payments to CIBC have been made timely.

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

As of June 30, 2024 and December 31, 2023, loans payable associated with GA8 Properties consisted of the following:

	June 30, 2024	December 31, 2023
Loan payable to CIBC Bank, USA in monthly installments of approximately $850,000 (including interest and principal) variable interest rate (8.8% at June 30, 2024 and December 31, 2023), due in December 2024, and collateralized by Calhoun Health Center, Maple Ridge Health Care Center, Chatsworth Health Care Center, East Lake Arbor, Fairburn Health Care Center, Grandview Health Care Center, Rosemont at Stone Mountain, and Willowwood Nursing Center & Rehab (“GA8 Properties”). See Note 14 for additional information.	90,059,000	91,000,000

Loan payable to Oxford Finance, LLC in monthly installments of approximately $260,000 (interest only through maturity), variable interest rate (16.4% at June 30, 2024 and December 31, 2023, respectively) due in March 2025, collateralized in second position by the GA8 Properties. See Note 14 for additional information.	20,000,000	20,000,000

Mezzanine Loan payable to Oxford Finance, LLC in monthly installments of approximately $168,000 (interest only through maturity), variable interest rate (16.4% at June 30, 2024 and December 31, 2023, respectively) due in December 2026, secured by the equity interests of our wholly-owned subsidiary, Summit Georgia Holdings LLC, the parent holding company for the GA8 Properties. See Note 14 for additional information.	12,750,000	12,750,000

Total loans payable associated with GA8 Properties	$122,809,000	$123,750,000

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

Master Letter of Credit Agreement

In June 2023, we entered into $1.0 million Master Letter of Credit Agreement with CIBC. As of June 30, 2024, there are no outstanding letters of credit under this agreement.

5. Equity-Method Investments

As of June 30, 2024 and December 31, 2023, the balances of our Equity-Method Investments were approximately $0.5 million and $2.9 million, respectively, and are as follows:

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

For the six months ended June 30, 2024 and 2023, we invested approximately $0 and $156,000, respectively, related to capital calls for the SUL JV. In March 2024, the SUL JV sold one property for a gain of $7.7 million. We recorded our 10% share of the gain of approximately $0.8 million in income from equity-method investees in the condensed consolidated statements of operations for the six months ended June 30, 2024 and received approximately $1.9 million in cash related to the sale. In May 2024, the SUL JV sold one property for a gain of $1.0 million. We recorded our 10% share of the gain of approximately $0.1 million in income from equity - method investees in the condensed consolidated statements of operations for the three and six months ended June 30, 2024.

As of June 30, 2024 and December 31, 2023, the balance of our equity-method investment related to the SUL JV was approximately $0.6 million and $1.8 million, respectively.

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

In June 2023, the tenant for the two properties in the Fantasia II JV filed for receivership. The two properties are currently being operated by the receivership estate in conjunction with a third-party manager under an 18 month management agreement. As of June 30, 2024, there has been no termination of the tenant leases and the Fantasia II JV is currently communicating with the receiver regarding ongoing lease terms and payments. The Fantasia II JV has not received any rent payments since May 2023. In September 2023, due to the ongoing issues with the receivership, we determined the fair value of our investment in the Fantasia II JV to be impaired and recorded a $0.5 million impairment charge. However, due to our intention to fund a capital call in 2024, if needed, we are recording our share of the Fantasia II JV losses.

As of June 30, 2024 and December 31, 2023, due to the losses incurred in the Fantasia II JV, the negative balance of our equity-method investment related to the Fantasia II JV was approximately ($0.06) million and ($0.1) million, respectively.

Summit Fantasia Holdings III, LLC

In May 2024, the Fantasia III JV sold their eight properties for $60.0 million. We received approximately $2.2 million in cash from the sale resulting in the winding-up of our equity-method investment and recorded income from the sale of approximately $0.9 million, which is recorded in income from equity-method investments in the condensed consolidated statements of operations. Due to the sale of the properties, as of May 2, 2024, we no longer have an equity-method investment in the Fantasia III JV.

As of December 31, 2023, the balance of our equity-method investment related to the Fantasia III JV was approximately $1.2 million.

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

During 2022 and into 2023, the FPH JV tenants deferred rent and paid reduced rents, and as such, we determined the fair value of our investment in the FPH JV to be impaired and recorded a $0.2 million impairment charge in 2022. In July 2023, the tenant resumed paying all rents and recorded net income, and therefore, as of June 2024, we recorded the income after the losses incurred were reduced to zero, and additionally, recorded distributions, resulting in a negative equity - method investment balance as of June 30, 2024. As of June 30, 2024 and December 31, 2023, the balance of our equity-method investment related to the FPH JV was ($0.03) million and $0.

Distributions from Equity-Method Investments

As of June 30, 2024 and December 31, 2023, we have distributions receivable, which are included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	June 30,	December 31,
	2024	2023
SUL JV	$217,000	$311,000
Fantasia II JV	30,000	30,000
Fantasia III JV	—	87,000
FPH JV	31,000	64,000
Total	$278,000	$492,000

For the six months ended June 30, 2024 and 2023, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Six months Ended June 30, 2024			Six months Ended June 30, 2023
		Cash Flow	Cash Flow		Cash Flow	Cash Flow
	Total Cash	from	from	Total Cash	from	from
	Distributions	Operating	Investing	Distributions	Operating	Investing
	Received	Activities	Activities	Received	Activities	Activities
SUL JV	$2,134,000	$874,000	$1,260,000	$266,000	$92,000	$174,000
Fantasia II JV	—	—	—	135,000	106,000	29,000
Fantasia III JV	2,158,000	916,000	1,242,000	12,000	12,000	—
FPH JV	97,000	35,000	62,000	—	—	—
Total	$4,389,000	$1,825,000	$2,564,000	$413,000	$210,000	$203,000

Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in those agreements. For each of the three months ended June 30, 2024 and 2023, we recorded approximately $0.1 million in asset management fees from our Equity - Method Investments. For the six months ended June 30, 2024 and 2023, we recorded approximately $0.2 million and $0.3 million, respectively, in asset management fees from our Equity-Method Investments (see Note 7).

6. Receivables

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	June 30,	December 31,
	2024	2023
Straight-line rent receivables	$1,527,000	$1,396,000
Distribution receivables from Equity-Method Investments (see Note 5)	278,000	492,000
Asset management fees	143,000	327,000
Other receivables	316,000	375,000
Total	$2,264,000	$2,590,000

7. Related Party Transactions

Equity-Method Investments

See Notes 5 and 6 for further discussion of distributions and asset management fees related to our Equity-Method Investments.

8. Intangible Lease Assets

As of June 30, 2024, the table below includes intangible lease assets related to our consolidated real estate properties and excludes our eight derecognized real estate properties (see Note 14). As of December 31, 2023, the table below includes intangible lease assets related to our consolidated real estate properties.

Intangible lease assets are as follows:

	June 30,	December 31,
	2024	2023
In-place leases	$526,000	$12,680,000
Less: accumulated amortization	(105,000)	(1,831,000)
In-place leases, net	421,000	10,849,000
Above-market leases	959,000	959,000
Less: accumulated amortization	(192,000)	(155,000)
Above-market leases, net	767,000	804,000
Total intangible lease assets, net	$1,188,000	$11,653,000

For the three months ended June 30, 2024 and 2023, amortization expense for intangible lease assets was approximately $0.02 million and $0.2 million , respectively, of which approximately $0.02 million relates to the amortization of above market leases which is included within rental revenues in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2024 and 2023, amortization expense for intangible lease assets was approximately $0.2 million and $0.5 million, respectively, of which approximately $0.04 million and $0.03 million, respectively, relates to the amortization of above-market leases which is included within rental revenues in the accompanying condensed consolidated statements of operations.

Expected future amortization of the intangible lease assets as of June 30, 2024, for the period from July 1, 2024 to December 31, 2024 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending December 31,
July 1, 2024 to December 31, 2024	$50,000
2025	99,000
2026	99,000
2027	99,000
2028	99,000
Thereafter	742,000
$1,188,000

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

Supplemental balance sheet information related to the Office Lease are as follows:

Component	Consolidated Balance Sheet Caption	June 30, 2024	December 31, 2023
Right of use asset - operating	Other assets, net	$628,000	$698,000
Lease liability - operating	Accounts payable and accrued liabilities	$793,000	$877,000

Lease expense is presented as part of continuing operations within general and administrative expenses in the condensed consolidated statements of operations. For each of the three months ended June 30, 2024 and 2023, we recognized approximately $0.05 million in lease expense. For each of the six months ended June 30, 2024 and 2023, we recognized approximately $0.1 million in lease expense. The lease payments are classified within operating activities in the consolidated statements of cash flows. As of June 30, 2024 and 2023, we paid approximately $105,000 and $0, respectively, in lease payments and the weighted average remaining lease term is 3.7 years.

Lease payments on the Office Lease for the period from July 1, 2024 to December 31, 2024 and for each of the four following years and thereafter ending December 31 are as follows:

Year	Lease payments
July 1, 2024 to December 31, 2024	$106,000
2025	217,000
2026	224,000
2027	231,000
2028	99,000
Total lease payments	$877,000
Less imputed interest	(84,000)
Total lease liability	$793,000

10. Concentration of Risk

As of June 30, 2024, we owned eight properties in Georgia (see Note 14), four properties in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 21 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

For the three months ended June 30, 2024, we leased our 16 real estate properties to 14 different tenants under long-term triple net leases, and four of the 14 tenants each represented more than 10% of our rental revenue. For the three months ended June 30, 2023, we leased our 16 real estate properties to 14 different tenants under long-term triple net leases, and three of the 14 tenants each represented more than 10% of our rental revenue.

For the six months ended June 30, 2024, 16 of our real estate properties were leased to 14 different tenants under long - term triple net leases, and two of the 14 tenants each represented more than 10% of our rental revenue. For the six months ended June 30, 2023, 16 of our real estate properties were leased to 14 different tenants under long - term triple net leases, and three of the 14 tenants each represented more than 10% of our rental revenue.

As of June 30, 2024, our GA8 Properties are considered to be a significant asset concentration as the aggregate net assets of the GA8 Properties were greater than 20% of our total assets due to cross-default provisions in the leases.

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

As of June 30, 2024 and December 31, 2023, the fair value of our HUD-insured loans payable was $35.9 million and $36.4 million, compared to the principal balance (excluding debt discount) of $43.3 million and $43.9 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. The fair value of our fixed and variable rate loans payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

As of June 30, 2024 and December 31, 2023, we believe the carrying amounts of our variable rate loans payable are reasonably estimated at their carrying amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices. We believe the fair value of our variable rate mezzanine loan payable, which is currently in default, approximates the carrying amount based on the contractual rights of the mezzanine loan payable holders.

As of June 30, 2024 and December 31, 2023, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

Legal Proceedings

HCRE

The Company is currently engaged in litigation with Healthcare Real Estate Partners, LLC (“HCRE”) regarding certain matters surrounding a September 2015 bankruptcy petition against HCRE and subsequent claims related thereto, as described in greater detail in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended ended December 31, 2023 filed with the SEC on April 16, 2024. The Bankruptcy Court entered an Order and Judgment with respect to the amounts set forth below on May 2, 2024. The Company also filed a notice of appeal with respect to the $664,637 fee award, which appeal remains pending. The Company has also asserted counterclaims against HCRE, which are pending in the Delaware District Court, and which are stayed pending a final determination of the matters addressed in the Bankruptcy Court, including the appeal. Based on the assessment by management, as of June 30, 2024, the Company has accrued $75,000 for the reimbursement of legal fees related to the involuntary petition filing and $0 for the $665,000 in attorney’s fees related to the stay violation as we believe that a loss is currently not probable under Accounting Standards Codification 450, “Contingencies.”

Eikanas Dispute

On June 5, 2023, Kent Eikanas, the Company's former Chief Executive Officer and Board Member, filed a lawsuit against the Company in the Superior Court of California for, among other things, wrongful termination and breach of contract, and seeking unspecified monetary damages. On April 8, 2024, Mr. Eikanas amended his Complaint to add additional causes of action and three new defendants – Steven Roush, Board Member; Suzanne Koenig, Board Member; and Elizabeth Pagliarini, Chief Executive Officer and Board Member. Based on the assessment by management, the Company believes that a loss is currently not probable or estimable under ASC 450, “Contingencies”, and as of June 30, 2024, no accrual has been made with regard to the claim.

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

The following table summarizes our stock options as of June 30, 2024:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2024	1,148,063	$2.16
Granted	—	$—
Exercised	—
Cancelled/forfeited	—
Options outstanding at June 30, 2024	1,148,063	$2.16	4.29	$—

Options exercisable at June 30, 2024	1,076,673	$2.16	4.02	$—

For our outstanding non-vested options as of June 30, 2024, the weighted average grant date fair value per share was $0.91. As of June 30, 2024, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
July 1, 2024 to December 31, 2024	$25,000
2025	32,000
2026	8,000
$65,000

The stock-based compensation expense reported for the three months ended June 30, 2024 and 2023 was approximately $12,000 and $10,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. The stock-based compensation expense reported for the six months ended June 30, 2024 and 2023 was approximately $24,000 and $17,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

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

As a result of these actions, Summit derecognized the GA8 Properties as of March 12, 2024, the effective date of when the independent manager took control, and accordingly recognized an initial gain of $17.7 million for the three months ended March 31, 2024. For the three months ended June 30, 2024, we recorded an additional gain of approximately $3.3 million which is primarily related to the additional accrued interest for the three months ended June 30, 2024, for a total gain of $21.0 million for the six months ended June 30, 2024, which is included in gain on derecognition associated with GA8 Properties in our condensed consolidated statements of operations. We initially recorded a contract asset of $126.1 million as of March 31, 2024, and as of June 30, 2024, the balance is $126.9 million, which represents the liabilities we expect to be released from upon final resolution with the lender in exchange for the transfer of ownership of the GA8 Properties. The loans payable and accrued interest will remain a liability on our condensed consolidated balance sheets until final resolution with the lender is concluded. As of June 30, 2024 and 2023, $122.8 million and $123.8 million, respectively, is included in loans payable associated with GA8 Properties and $4.1 million and $1.0 million, respectively, is included in accrued interest associated with GA8 Properties on our condensed consolidated balance sheets.

The following assets and property operating liabilities were derecognized from our condensed consolidated balance sheet upon our loss of control of the GA8 Properties as of March 12, 2024:

As of March 11, 2024
Real estate properties, net	$97,637,000
Intangible lease assets, net	10,250,000
Cash and other assets	3,096,000
Property operating liabilities (accrued liabilities, deferred financing costs, and security deposits)	(2,620,000)
Derecognized assets and liabilities	$108,363,000

The results of operations included in our condensed consolidated statements of operations (including operations from January 1, 2024 through March 11, 2024, the date of derecognition) for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Condensed Combined Statements of Operations:	2024	2023	2024	2023
Total rental revenue	$—	$3,624,000	$2,083,000	$7,248,000
Property operating costs	$—	$380,000	$75,000	$751,000
Depreciation and amortization	$—	$1,306,000	$929,000	$2,613,000
Interest expense	$3,393,000	$3,289,000	$6,799,000	$6,393,000

Subsequent to March 11, 2024, we are continuing to accrue interest associated with GA8 Properties and adjusting the contract asset through gain on derecognition of assets with the corresponding changes in loan payable and accrued interest associated with the derecognition of GA8 Properties. For the three months ended June 30, 2024, we recognized approximately $3.4 million in interest expense which resulted in a corresponding increase in the gain on derecognition of assets associated with GA8 Properties, and for the six months ended June 30, 2024, we recognized approximately $6.8 million in interest expense associated with GA8 Properties.

15. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to numerous risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) April 16, 2024.

Overview

As of June 30, 2024, our ownership interests in our 18 real estate properties of senior housing facilities was as follows: 100% ownership of 14 properties (eight of which were derecognized in March 2024 and are included in contract assets (see Note 14 to the accompanying Notes to Condensed Consolidated Financial Statements)), a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC, and three unconsolidated equity-method investments (collectively, our “Equity-Method Investments”) with interests ranging from 10% - 20% that hold an aggregate of 21 properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Summit Portfolio Properties

At June 30, 2024, our portfolio consisted of 18 real estate properties as noted above in the Overview section of this Item 2, 16 of which were 100% triple-net leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary for which we operate directly and earn resident fees and services revenue.

The following table provides summary information (excluding the 21 properties held by our unconsolidated Equity-Method Investments, but including our 8 real estate properties derecognized on March 11, 2024 (see Note 14 to the accompanying Notes to Condensed Consolidated Financial Statements)) regarding these properties as of June 30, 2024:

			Square	Purchase
	Properties	Beds	Footage	Price
SNF	15	1,354	406,135	$181,795,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	18	1,575	542,900	$207,320,000

					2024
					Lease
Property	Location	Date Purchased	Type	Beds	Revenue (1)
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$284,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	303,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	706,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	555,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	382,000
Sundial Assisted Living (2)	Redding, CA	December 18, 2013	AL	65	—
Pennington Gardens (2)	Chandler, AZ	July 17, 2017	AL/MC	90	—
Yucaipa Hill Post Acute	Yucaipa, CA	July 2, 2021	SNF	82	532,000
Creekside Post Acute	Yucaipa, CA	July 2, 2021	SNF	59	238,000
University Post Acute	Mentone, CA	July 2, 2021	SNF	50	227,000
Calhoun Health Center(3)	Calhoun, GA	December 30, 2021	SNF	100	74,000
Maple Ridge Health Care Center(3)	Cartersville, GA	December 30, 2021	SNF	74	292,000
Chatsworth Health Care Center(3)	Chatsworth, GA	December 30, 2021	SNF	120	534,000
East Lake Arbor(3)	Decatur, GA	December 30, 2021	SNF	103	139,000
Fairburn Health Care Center(3)	Fairburn, GA	December 30, 2021	SNF	120	223,000
Grandview Health Care Center(3)	Jasper, GA	December 30, 2021	SNF	60	164,000
Rosemont at Stone Mountain(3)	Stone Mountain, GA	December 30, 2021	SNF	149	422,000
Willowwood Nursing Center & Rehab(3)	Flowery Branch, GA	December 30, 2021	SNF	100	159,000
Total				1,575
(1)	Represents year-to-date rental revenue based on in-place leases, including straight-line rent, through June 30, 2024 and excluding $0.6 million in tenant reimbursement revenue and $0.04 million in above-market lease amortization.
(2)	Lease revenue due under Pennington Gardens and Sundial (collectively, the “Operated Properties”) intercompany leases are eliminated in consolidation and revenue is reflected in resident fees and services in the accompanying condensed consolidated statements of operations for the Operated Properties.
(3)	Included as contract assets as of June 30, 2024 and total rental revenue is through March 11, 2024, the date of derecognition.

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

As a result of these actions, Summit recorded, as of June 30, 2024, a contract asset of approximately $127.0 million, which represents the liabilities we expect to be released from upon final resolution with the lender, and is included in the accompanying condensed consolidated balance sheet in contract assets associated with GA8 Properties. The loans payable of $122.8 million is included in the accompanying condensed consolidated balance sheet as of June 30, 2024 in loans payable associated with GA8 Properties, and accrued interest of approximately $4.1 million related to GA8 Properties is included in the accompanying condensed consolidated balance sheet as of June 30, 2024 in accrued interest associated with GA8 Properties.

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

Summit Union Life Holdings, LLC

In April 2015, through our operating partnership (“Operating Partnership”), we formed Summit Union Life Holdings, LLC (“SUL JV”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and entered into a limited liability company with Best Years with respect to the SUL JV (the “SUL LLC Agreement”). We have a 10% interest in the SUL JV which owns 13 properties. The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements.

In March 2024, the SUL JV sold one of the properties for a total gain of approximately $7.8 million. We received approximately $1.9 million in cash in April 2024 from the capital proceeds of the sale (of which approximately $0.1 million was our 10% accrued but unpaid return plus our total contribution and approximately $1.8 million was 25% of the remaining proceeds as due to us per the SUL LLC Agreement). In May 2024, the SUL JV sold one of the properties for a total gain of approximately $0.9 million and for the six months ended June 30, 2024, we recorded our 10% of the gain on the sales of approximately $0.1 million. As of June 30, 2024, the balance of our equity-method investment related to the SUL JV was approximately $0.6 million.

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

In 2023, the tenants of the two properties in the Fantasia II JV filed for a receivership with the state of Rhode Island and in September 2023, due to the ongoing receivership issues, we determined the fair value of our equity-method investment in the Fantasia II JV to be impaired and wrote off our equity-method balance. However, due to a change in our intention to fund a capital call, if needed, we have recorded additional losses and as of June 30, 2024, the balance of our equity-method investment related to the Fantasia II JV was approximately ($0.6) million.

In May 2024, the Fantasia III JV sold their eight properties for approximately $60.0 million. We received approximately $2.1 million in cash from the sale resulting in the winding-up of our equity-method investment and as such, as of May 2, 2024, we no longer have an equity-method interest in the Fantasia III JV.

Summit Fantasy Pearl Holdings, LLC

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement (the “FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. Due to the tenant resuming regular rent payments in July 2023, we have resumed recording the equity-method interest income and distributions as of April 2024. As of June 30, 2024, the balance of our equity-method investment related to the FPH JV was approximately ($28,000).

Distributions from Equity-Method Investments

For the six months ended June 30, 2024 and 2023, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Six months Ended June 30,
	2024	2023
Distributions	$4,175,000	$427,000

Cash received for distributions	$4,389,000	$413,000

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 16, 2024.

Results of Operations

Our results of operations are described below:

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three Months Ended
	June 30,
	2024	2023	$ Change
Total rental revenues	$1,995,000	$5,380,000	$(3,385,000)
Property operating costs	(419,000)	(746,000)	327,000
Resident fees and services income	1,729,000	1,633,000	96,000
Resident costs	(1,479,000)	(1,056,000)	(423,000)
Net operating income (1)	1,826,000	5,211,000	(3,385,000)
Asset management fees	68,000	147,000	(79,000)
General and administrative	(1,242,000)	(1,091,000)	(151,000)
Depreciation and amortization	(488,000)	(1,810,000)	1,322,000
Income from equity-method investees	1,141,000	117,000	1,024,000
Gain on derecognition of assets associated with GA8 Properties	3,323,000	—	3,323,000
Other income	103,000	100,000	3,000
Interest expense (including interest expense associated with GA8 Properties)	(4,252,000)	(4,336,000)	84,000
Net income (loss)	479,000	(1,662,000)	2,141,000
Noncontrolling interests’ share in loss (income)	(25,000)	$(19,000)	(6,000)
Net income (loss) applicable to common stockholders	$454,000	$(1,681,000)	$2,135,000
(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident fees and services revenue less property operating and resident costs. NOI excludes asset management fees, security deposits from terminated leases, general and administrative expense, depreciation and amortization, income (loss) from equity-method investees, impairment and gains of real estate properties, other income, and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance and property taxes, and resident costs are related to the Operated Properties. Net operating income decreased approximately $3.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the derecognition of the GA8 Properties as of March 11, 2024, which resulted in a decrease in total rental revenues and property operating costs (which includes no straight-line rent for the three months ended June 30, 2024) of approximately $3.1 million and a decrease in net operating income of approximately $0.3 million for the Operated Properties (for the three months ended June 30, 2023, one of the operated properties received an Employee Retention Tax Credit refund of approximately $0.2 million, resulting in a lower resident costs for the three months ended June 30, 2023).

The increase in general and administrative of $0.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is primarily due to the cancellation of a software project of $0.1 million and an increase in legal expense and audit related fees of approximately $0.1 million.

The decrease in depreciation and amortization of $1.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is primarily due to the derecognition of the GA8 Properties.

The increase in income from equity-method investees of approximately $1.0 million compared to the three months ended June 30, 2023 is mainly due to our portion of the gain of $0.1 million income recorded from the sale of the property in the SUL JV in May 2024, and $0.9 million income recorded from the sale of the Fantasia III JV in May 2024.

The approximately $3.3 million gain on derecognition of assets associated with GA8 Properties resulted from the derecognition of the GA8 Properties in March 2024, related specifically to the additional interest expense accrued for the three months ended June 30, 2024. See Note 14 in the accompanying Notes to the Condensed Consolidated Financial Statements.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended
	June 30,
	2024	2023	$ Change
Total rental revenues	$5,930,000	$10,747,000	$(4,817,000)
Property operating costs	(954,000)	(1,552,000)	598,000
Resident fees and services revenue	3,429,000	3,002,000	427,000
Resident costs	(2,857,000)	(2,266,000)	(591,000)
Net operating income (1)	5,548,000	9,931,000	(4,383,000)
Asset management fees	164,000	295,000	(131,000)
General and administrative	(2,374,000)	(2,200,000)	(174,000)
Depreciation and amortization	(1,950,000)	(3,615,000)	1,665,000
Income from equity-method investees	1,866,000	242,000	1,624,000
Gain on derecognition of assets associated with GA8 Properties	21,021,000	—	21,021,000
Other income	201,000	196,000	5,000
Interest expense (including interest expense associated with GA8 Properties)	(8,672,000)	(8,470,000)	(202,000)
Net income (loss)	15,804,000	(3,621,000)	19,425,000
Noncontrolling interests’ share in (income)	(47,000)	(36,000)	(11,000)
Net income (loss) applicable to common stockholders	$15,757,000	$(3,657,000)	$19,414,000

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance, and property taxes, and resident costs are related to the Operated Properties. Net operating income decreased approximately $4.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the derecognition of the GA8 Properties as of March 11, 2024, which resulted in a decrease in total rental revenues and property operating costs (which includes no straight-line rent for the six months) of approximately $4.2 million and a decrease in net operating income of approximately $0.2 million for the Operated Properties.

The decrease in asset management fees of approximately $0.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is mainly due the reduction of $71,000 of asset management fees from the SUL JV due to the sales of properties in 2024 and 2023, no asset management fees from the Fantasia II JV, or a $36,000 reduction year over year, due to the receivership situation, and a $24,000 reduction in asset management fees from Fantasia III JV due to the sale of its properties in May 2024.

The decrease in depreciation and amortization of $1.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is primarily due to the derecognition of the GA8 Properties.

The increase in income from equity-method investees of approximately $1.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is mainly due to $0.8 million equity-method income recorded from the sale of the properties in the SUL JV and $0.8 million equity-method income recorded from the sale of properties in the Fantasia III JV in May 2024.

The approximately $21.0 million gain on derecognition of assets associated with GA8 Properties resulted from the derecognition of the GA8 Properties in March 2024. See Note 14 in the accompanying Notes to the Condensed Consolidated Financial Statements.

The increase in interest expense of $0.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is due to a minor increase in interest rates on approximately $139.0 million of debt for the CA3 and GA8 Properties.

Liquidity and Capital Resources

As of June 30, 2024, we had approximately $11.0 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

Seven of our loans payable obligations are long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans that mature between 2039 and 2055. The other loan payable obligations are short-term loans that mature in January 2025 through December 2026 with variable interest rates related to two of our portfolios. See Notes 4 and 14 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding management’s plan of action to address the maturity of these loans payable.

Additionally, the current environment of increasing interest rates has had a negative effect on our results of operations, which could result in foreclosure or other action (see Notes 4 and 14 to the accompanying Notes to Condensed Consolidated Financial Statements) by our lenders if our cash is insufficient to meet our obligations under our loans payable that will mature in 2025, and for that reason, we may refinance these short-term loans with long-term, fixed rate HUD-insured debt, other long-term debt or restructure of the current debt, a combination of debt and equity or sale of the real estate in 2024, which may or may not be favorable to us. Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties. In regard to our Operated Properties, our intent is to stabilize the operations of the facilities and market them for sale due to the significantly reduced willingness of AL manager/operators to execute long-term triple-net leases.

Credit Facilities and Loan Agreements

As of June 30, 2024, we had debt obligations of approximately $58.3 million, excluding the loans payable associated with the GA8 Properties. The outstanding balance by lender, excluding loans payable associated with the GA8 Properties, is as follows (see Notes 4 and 14 to the accompanying Notes to Condensed Consolidated Financial Statements for further information regarding our GA8 Properties):

●	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $9.8 million maturing September 2053
●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $33.5 million maturing from September 2039 through April 2055
●	CIBC Bank, USA - approximately $15.0 million maturing in January 2025
●	CIBC Bank, USA - Master Letter of Credit Agreement for $1.0 million (none outstanding)

Distributions

We made no stockholder distributions during the six months ended June 30, 2024.

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss) applicable to common stockholders (GAAP)	$454,000	$(1,681,000)	$15,757,000	$(3,657,000)
Adjustments:
Depreciation and amortization	469,000	1,797,000	1,913,000	3,595,000
Depreciation and amortization related to non-controlling interests	(8,000)	(10,000)	(18,000)	(20,000)
Depreciation related to Equity-Method Investments	117,000	183,000	260,000	366,000
Gain on sale of properties in Equity-Method Investments (included in income from Equity-Method Investments)	(842,000)	—	(1,614,000)	—
Gain on derecognition of assets associated with GA8 Properties	(3,323,000)	—	(21,021,000)	—
Funds (used in) provided by operations (FFO) applicable to common stockholders	$(3,133,000)	$289,000	(4,723,000)	$284,000
Weighted-average number of common shares outstanding - basic	23,027,978	23,027,978	23,027,978	23,027,978
FFO per weighted average common shares - basic	$(0.14)	$0.01	$(0.21)	$0.01
Weighted-average number of common shares outstanding - diluted	23,027,978	23,496,475	23,027,978	23,496,475
FFO per weighted average common shares - diluted	$(0.14)	$0.01	$(0.21)	$0.01

Subsequent Events

See Note 15 to the accompanying Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures and concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report because of our continued remediation of the material weakness identified in our Annual Report on Form 10-K, as discussed in greater detail below. We believe the disclosure deficiencies with respect to the notice of default were primarily due to the unusual nature of such events and the time needed to assess the implications of the notice for the Company.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.
(b)	Not applicable.
(c)	During the six months ended June 30, 2024, we have not redeemed any of our equity securities.

Item 3.Defaults Upon Senior Securities.

See Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements with respect to the status of our loans payable.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5 - 1 trading arrangement or a non-Rule 10b5 - 1 trading arrangement during the six months ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S - K.

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

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Elizabeth A. Pagliarini
Date: August 14, 2024	Elizabeth A. Pagliarini
Chief Executive Officer
(Principal Executive Officer)

/s/ Sharyn I. Grant
Date: August 14, 2024	Sharyn I. Grant
Chief Financial Officer
(Principal Financial Officer)