Form 10-K
period 2024-12-31
Summit Healthcare REIT, Inc
filed 2025-03-26
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of June 30, 2024 (the last business day of the Registrant’s second fiscal quarter), there were 23,027,978 shares of common stock held by non-affiliates of the Registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was terminated on November 23, 2010, was $8.00. See ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES for our per share estimated value.

As of March 14, 2025 there were 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

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

We are self-managed and have employees to directly manage our operations. At December 31, 2024, we own a 99.88% general partner interest in the Operating Partnership while Cornerstone Realty Advisors, LLC (“CRA”), a former affiliate, owns a 0.12% limited partnership interest.

Summit and the Operating Partnership are managed and operated as one entity, and Summit has no significant assets other than its investment in the Operating Partnership. Summit, as the sole general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership.

We are currently focused on investing in healthcare real estate assets, more specifically senior housing facilities, which we believe to be accretive to earnings and potentially stockholder value. Senior housing facilities include independent living (“IL”), skilled-nursing facilities (“SNF”), assisted living (“AL”), memory care (“MC”) and continuing care retirement communities (“CCRC”). Each of these caters to different segments of the senior population. AL and IL facilities provide residents a place to reside that offers medical monitoring and certain medical care while still maintaining personal privacy and freedom. MC facilities are similar to AL facilities in that residents may live in semi-private apartments or private rooms and have structured activities delivered by staff members specifically trained to care for those with memory impairment. Most AL, IL and MC facilities are paid for with private funds. SNFs are typically dependent on government reimbursement programs. SNFs are for seniors in need of continuous medical attention or recovery and therapy after a hospital visit but do not require the more extensive and sophisticated treatment available at hospitals. Sub-acute care services are provided to residents beyond room and board. Certain SNFs provide some services on an outpatient basis. Skilled nursing services are paid for either by private sources, insurance, Medicare or Medicaid programs.

As of December 31, 2024, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties, and a 95.3% ownership interest in four properties held in a consolidated joint venture, Cornerstone Healthcare Partners LLC. We also have three unconsolidated equity-method investments (collectively, our “Equity-Method Investments”) with interests ranging from 10% - 20% that hold an aggregate of 17 properties. We generally lease our senior housing facilities to tenants on a triple net basis, with an initial leasehold term of 10 to 15 years with one or more five-year renewal options. Under a triple net lease, the tenant pays or reimburses the owner for all or substantially all property operating expenses and capital expenditures.

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

As of December 31, 2024 and 2023, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement (as amended, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2024 and 2023, we have a 10% interest in the SUL JV which owns nine properties as of December 31, 2024 and owned 15 properties as of December 31, 2023. See Note 5 to the accompanying Notes to Consolidated Financial Statements for further information.

Equity-Method Partner – Fantasia Investment III LLC– Equity-Method Investments

In 2016 and 2017, through our Operating Partnership, we entered into two separate limited liability company agreements (collectively, the “Fantasia Agreements”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed three separate companies, Summit Fantasia Holdings, LLC (“Fantasia I JV”) (through July 2023 when it became a consolidated wholly owned subsidiary), Summit Fantasia Holdings II, LLC (“Fantasia II JV”) of which we own a 20% interest in two skilled nursing facilities located in Rhode Island, and Summit Fantasia Holdings III, LLC (“Fantasia III JV”) (through May 2024 when all of its property holdings were sold), for which we owned a 10% interest in eight skilled nursing facilities located in Connecticut (collectively, the “Fantasia JVs”). See Note 5 to the accompanying Notes to Consolidated Financial Statements for further information.

Summit Fantasy Pearl Holdings, LLC – Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement (“FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2024 and 2023, we have a 10% interest in the FPH JV which owns six properties.

Taxable REIT Subsidiaries

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC (the “SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia I JV (through July 2023), Fantasia II JV, Fantasia III JV, and FPH JV (collectively, our “Equity-Method Investments”) and provide various services in exchange for fees and reimbursements. All acquisition fees and management fees are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS.

SHOP TRS LLC

SHOP TRS LLC (“SHOP TRS”) is our wholly-owned taxable REIT subsidiary that is the sole member for two of our 100% owned real estate properties that are leased to an affiliated subsidiary (Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial Assisted Living”), collectively, the “Operated Properties”) and the operations are consolidated in our consolidated financial statements.

Recent Developments

In response to the decline in value of senior housing facilities, as well as various other market conditions impacting the performance of our asset portfolio, we have spent the last several years evaluating the value proposition of each of our asset holdings and assessing how to best maximize their value for the benefit of our stockholders. In several cases, this has meant seeking the sale of our properties and concentrating our efforts towards the properties showing the most economic stability and potential for growth.

As of December 31, 2023, our ownership interests in our 18 real estate properties of senior housing facilities was as follows: 100% ownership of 14 properties and 95.3% ownership interest in four properties held in a consolidated joint venture, Cornerstone Healthcare Partners LLC. In March 2024, we derecognized eight skilled nursing facilities located in Georgia (collectively, the “GA8 Properties”) and in December 2024, transferred ownership in exchange for being released from all debt and guarantee obligations associated with such properties. In September 2024, we sold three properties located in California (collectively, the “CA3”) and recorded a $11.2 million gain on sale.

With respect to our equity-method investments, in May 2024, the Fantasia III JV sold their eight properties for approximately $60.0 million. We received approximately $2.1 million in cash from the sale resulting in the winding-up of our equity-method investment and as such, as of May 2, 2024, we no longer have an equity-method interest in the Fantasia III JV. Additionally, during the year ended December 31, 2024, the SUL JV sold six properties within the SUL JV and we received an aggregate of approximately $2.9 million in cash.

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

We continue to believe that raising institutional equity to make acquisitions will be accretive to shareholder value. Our sole source of equity funding since 2015 has been institutional funds raised through a joint venture structure and accounted for as equity-method investments. We still believe this is a prudent strategy for growth; however, in the future, we may raise additional equity capital through alternative methods if warranted by market conditions or other factors.

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

Concentration Risks

As of December 31, 2024, we owned one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 17 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, as of December 31, 2024, we leased our 5 real estate properties to 3 different tenants under long-term triple net leases. For the year ended December 31, 2024, all three tenants each had rental revenue greater than 10% (50%, 31% and 19%).

As of December 31, 2023, we leased our 16 real estate properties to 14 different tenants under long-term triple net leases. For the year ended December 31, 2023, three of the 14 tenants each had rental revenue greater than 10% (17%, 14%, and 10%).

As of December 31, 2024, none of our real estate properties are considered a significant asset concentration as none were greater than 20% of our total assets.

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

The Centers for Medicare and Medicaid Services (“CMS”) finalized a nursing home minimum staffing rule in 2024. This rule includes a staffing mandate for Medicare- and Medicaid-certified nursing homes to provide a minimum number of care hours per resident per day from registered nurses and nurse aids. Several nursing home associations, healthcare groups, and state governments have either filed lawsuits or signaled intent to challenge the CMS rule. The rule may be subject to injunctions or delays if courts find merit in these arguments. However, if the lawsuits are unsuccessful, our tenants’ operations may be affected by this or any other minimum staffing mandate due to chronic workforce challenges in certain geographic areas as well as upward pressure on wages.

Environmental Regulations

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

Other Information

Our executive offices are located at 23382 Mill Creek Drive, Suite 125, Laguna Hills, CA 92653. Our current lease, which covers approximately 5,241 square feet in a two-story office building, expires in April 2026, or upon thirty days written notice by the landlord. As of December 31, 2024, we have seven full-time employees.

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

We believe the value of our stock owned by our stockholders has declined substantially from the issue price. It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, because the amount of funds available for investment was reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. As of December 31, 2024, our estimated per-share value of our common stock was $2.19 per share. Unless our aggregate investments increase in value to compensate for upfront fees and expenses and prior declines in value, it is unlikely that our stockholders will be able to sell their stock without incurring a substantial loss. We cannot assure our stockholders that their stock will ever appreciate in value to equal the price they paid for their stock. Stockholders should consider their stock as an illiquid investment, and they must be prepared to hold their stock for an indefinite period of time.

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

Our investments in new acquisitions may be limited, voluntarily or involuntarily.

We intend to continue acquiring a portfolio of healthcare real estate assets, although we may also invest in other real estate-related assets that we believe may assist us in meeting our investment objectives. That being said, we may be limited in our ability to acquire healthcare real estate assets as a result of the lack of availability of suitable products, lack of available funds or an inability to find suitable joint venture partners. We also may determine that based on the overall performance of our asset portfolio, the interests of the shareholders would be best served by concentrating our resources on the disposition of existing properties. There is no guarantee that the Company will be able to grow its portfolio through acquisitions or at all.

Cash distributions to our stockholders may be limited.

Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure, reserve requirements, general operational requirements, and the analysis of investing excess cash flow to grow the portfolio versus paying distributions to shareholders. We have not declared cash distributions per common share during the years ended December 31, 2024 and 2023.

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

Natural and man-made disasters, including terrorist attacks and acts of nature such as hurricanes, tornadoes, earthquakes, flooding and wildfires, may cause damage to our properties or business disruption to our tenants and operators. These adverse weather and natural or manmade events could cause substantial damage or loss to our properties which could exceed applicable property insurance coverage. Such events could also have a material adverse impact on our tenants’ operations and ability to meet their respective obligations to us. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. Any such loss could materially and adversely affect our business and our financial condition and results of operations. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable. To the extent that significant changes in the climate occur in areas where our properties are located, we may experience more frequent extreme weather events which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties without a corresponding increase in revenue. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.

Our Audit Committee and management have previously identified a material weakness in our internal controls over financial reporting, and we may be unable to develop, implement, and maintain appropriate controls in future periods.

The Sarbanes-Oxley Act and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As previously reported, based on our management’s assessment, we believe that, as of December 31, 2023, our internal controls over financial reporting were not effective. The specific material weakness was described in Part II — Item 9A, “Controls and Procedures” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in “Management’s Report on Internal Control over Financial Reporting”. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We have adopted a remediation plan to address the material weakness identified.

We believe that this material weakness has been remediated as of December 31, 2024, as described further in Part II — Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K in “Management’s Report on Internal Control over Financial Reporting”. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, and create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. This could cause us to fail to meet our reporting obligations.

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

The success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. For example, in 2023, the tenants of certain of our properties in Georgia had been out of compliance with their consolidated minimum EBITDAR covenant for each quarter in 2023, which has in turn contributed to our lender, with respect to such properties, declaring an event of default with respect to such properties in 2024. While we have subsequently transferred ownership the Georgia properties as discussed elsewhere in this Annual Report on Form 10-K, there can be no assurance that similar events will not impact other of our properties. Even if a lease is terminated or expires without a default or bankruptcy, we may incur costs in finding a new tenant. In the event of tenant default or bankruptcy, or lease terminations or expiration, we may be unable to re-lease the property for the rent previously received, or at all. We may be unable to sell a property without incurring a loss. These events and others could cause the value of our stockholders’ investment in us to decline.

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

These events might subject us to liabilities in excess of those contemplated and, thus, reduce our stockholders’ investment returns. If we have a right of first refusal or buy/sell right to buy out a joint venturer, co-owner or partner, we may be unable to finance such a buy-

out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a joint venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture.

Our properties are concentrated in certain geographic areas and are leased to a limited number of tenants, which may leave us vulnerable to the economic conditions of such geographic regions and/or tenants.

As discussed above, in 2024, our portfolio of consolidated real estate properties decreased from eighteen properties to seven. While we believe these sales and transfers will materially benefit the overall financial health of the Company, it also comes with a greater concentration of risk in these remaining properties. Of these remaining properties, we own one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 17 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states. Furthermore, we leased our five real estate properties to three different tenants under long-term triple net leases. For the year ended December 31, 2024, all three tenants each had rental revenue greater than 10% (50%, 31% and 19%). If the economic condition of the states in which our properties are located were to materially decline, or the financial status of any of our tenants were to deteriorate, our business could be materially impacted.

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

Transfers of healthcare facilities to successor tenants frequently are subject to regulatory approvals or notifications, including, but not limited to, change of ownership approvals under a certificate of needs (“CON”) or determination of need laws, state licensure laws and Medicare and Medicaid provider arrangements, that are not required for transfers of other types of real estate. The replacement of a healthcare facility tenant could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. Alternatively, given the specialized nature of our facilities, we may be required to spend substantial time and funds to adapt these properties to other uses. If we are unable to timely transfer properties to successor tenants or find efficient alternative uses, our revenue and operations may be adversely affected.

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service acquisition financing on that property, then the amount available for operations or distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness collateralized by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For example, on March 13, 2024, we received a notice of default from one of our lenders due to our continuing failure to pay the full and timely interest payments due on the loan from December 2023 to March 2024. As a result of the default, the lender exercised certain rights, such as, among other things, their right to act as attorney-in-fact of Summit Georgia Holdings, LLC, to appoint an independent manager over the GA8 Properties and their right to exercise any voting rights and to receive any distributions with respect to such properties. On December 20, 2024, we transferred ownership of the GA8 Properties. See Note 14 to the accompanying Notes to Consolidated Financial Statements for further information.

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

ITEM 2. PROPERTIES

As of December 31, 2024, our portfolio consisted of seven properties, three of which we own 100%, and four of which we own through a 95.3% interest in CHP LLC. Five of the properties are 100% leased, on a triple net basis, to the tenants of the related facilities and the other two properties, Sundial Assisted Living and Pennington Gardens (the “Operated Properties”), are each 100% leased to an affiliated subsidiary. The following table (excluding the 17 properties held by our unconsolidated Equity-Method Investments) provides summary information regarding these properties:

					Number
				Purchase	of
Property	Location	Date Purchased	Type(1)	Price(2)	Beds
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	51
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	63
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	150
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	73
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	66
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	65
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	90
Total:				$57,265,000	558

(1)SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

(2)Excludes acquisition costs.

Disposal of Georgia Properties

In 2021, through our wholly-owned subsidiary and the parent holding company for the GA8 Properties, Summit Georgia Holdings LLC (“GA Holdco”), we acquired eight skilled nursing facilities located in Georgia (collectively, the “GA8 Properties”). In March 2024, we derecognized the eight properties and in December 2024, transferred ownership and were released from all debt and guarantee obligations. See Notes 4 and 14 to the accompanying Notes to Consolidated Financial Statements for further information.

Sale of California Properties

In 2021, we acquired three properties located in California (“CA3 Properties”) and we entered into a first priority $15.0 million mortgage loan collateralized by the CA3 Properties with CIBC Bank, USA (“CIBC”). On September 6, 2024, we completed the sale of the CA3 Properties. See Note 3 to the accompanying Notes to Consolidated Financial Statements for further information

Portfolio Lease Expirations

The following table sets forth lease expiration information for the ten years and thereafter following December 31, 2024. We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

					Percent of
			Base Rent		Total	Percent of
			In Final Year		Leasable	Total
	No. of		of Expiring		Area	Annual Base
	Leases		Leases		Expiring	Rent Expiring
Year Ending December 31	Expiring		(Annual $)		(%)	(%)
2027	1	(1)	1,538,000	(1)	35.9%	30.9%
2030	1		913,000		31.1%	18.4%
2033	3		2,522,000		33.0%	50.7%
	5		$4,973,000		100.0%	100.0%
(1)

Excludes the intercompany leases for the Operated Properties and related rental revenue. These intercompany leases are eliminated in consolidation. Resident agreements for the Operated Properties are short-term and excluded from the table above and revenue is included in resident fees and services in the accompanying statements of operations.

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

On December 31, 2024, the estimated common stock per-share value is $2.19 per share, adjusted from the previous estimated common stock per-share value of $1.71 established on December 31, 2023. The estimated value per share was based on the methodologies and assumptions described further below. The estimated per-share value determined below is not audited and does not represent the fair value according to U.S. generally accepted accounting principles (“GAAP”) of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets.

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

Our December 31, 2024 estimated per-share value was calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the current book value of our liabilities, and dividing the total by the number of our common shares outstanding as of December 31, 2024. Our estimated per-share value is the same as our net asset value. Our estimated per-share value does not reflect “enterprise value,” which may include a premium for the portfolio or the potential increase in our share value if we were to list our shares on a national securities exchange. Our estimated per-share value also does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange.

The following is a summary of the valuation methodologies used:

Investments in Real Estate. For purposes of calculating an estimated value per share, we used the value of the 2024 lease payments and applied the current market lease rates for each asset type to determine fair market value of our properties or for recently purchased properties, the current appraised values.

Loans Payable. We reduced the fair value of our investments by the total amount due of our loans payable based on the current book value at December 31, 2024.

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

Our estimated per-share value was calculated as follows:

December 31, 2024
Investments in real estate	$2.93
Loans payable	(1.81)
Other assets and liabilities, net	1.02
Equity-Method Investments	0.05
Estimated net asset value per-share	$2.19
Estimated enterprise value premium	None applied
Estimated liquidity discount	None applied
Total estimated per-share value	$2.19

The value of our shares will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties within our portfolio. We generally update the estimated value per share at the end of each fiscal year, but we are not required to do so. We expect that any future estimates of the value of our properties will be performed by the Company; however, our board of directors may direct us to engage one or more independent, third-party valuation firms in connection with such estimates.

Our board of directors reviewed the report prepared by management which recommended an estimated per-share value, and considering all information provided in light of its own knowledge regarding our assets and unanimously agreed upon an estimated value of $2.19 per share, which is consistent with the recommendations of management.

A summary of our estimated per-share value for the last five years at December 31 is as follows:

2024	$2.19
2023	$1.71
2022	$2.73
2021	$2.94
2020	$2.90

Stockholders

As of March 14, 2025, we had approximately 23.0 million shares of common stock outstanding held by 4,097 stockholders of record.

Dividends

Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure, reserve requirements, general operational requirements, and the analysis of investing excess cash flow to grow the portfolio versus paying distributions to shareholders. We have not declared cash distributions per common share during the years ended December 31, 2024 and 2023.

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-K.

Equity Compensation Plans

See the “Equity Compensation Plan Information” in Item 12 of this report.

Purchases of Company Equity Securities

The Company has not engaged in any repurchases of its equity securities during the year ended December 31, 2024 and does not currently have any repurchase or redemption plan or program in place.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. See also the “Special Note about Forward-Looking Statements” preceding Item 1 of this report.

Overview

As of December 31, 2024, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. In September 2024, we sold three properties and in December 2024, we transferred ownership of eight properties. We also have three unconsolidated equity-method investments (collectively, our “Equity-Method Investments”) with interests ranging from 10% - 20% that hold an aggregate of 17 properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

Our revenues are comprised largely of tenant rental income from our five real estate properties, including rents reported on a straight-line basis over the initial term of each tenant lease, resident fees and services from our two operated properties, and asset management fees resulting from our Equity-Method Investments. We also receive cash distributions from our Equity-Method Investments, which are included in net cash provided by operating activities and net cash provided by investing activities in our consolidated statements of cash flows. Our growth depends, in part, on our ability to continue to raise joint venture or other equity, acquire new healthcare properties at attractive prices, negotiate long-term tenant leases with sustainable rental rate escalation terms and control our expenses. Our operations are impacted by property-specific, market-specific, general economic, regulatory and other conditions.

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

Current Market and Economic Conditions

As of early February 2025, the U.S. economy is experiencing significant turbulence due to recent policy shifts. On February 1, President Donald Trump announced substantial tariffs on imports from Canada, Mexico, and China, citing concerns over fentanyl trafficking, undocumented migration, and the U.S. trade deficit. These tariffs, ranging from 10% to 25%, are anticipated to escalate trade tensions and potentially ignite a trade war. Economists warn that these measures could lead to increased inflation and reduced economic output, particularly affecting industries reliant on these trading partners. In the real estate sector, rising costs of imported construction materials—such as steel, lumber, and aluminum—could push up development expenses for new housing, including senior living communities. Higher inflation may also prompt the Federal Reserve to maintain elevated interest rates for longer, further tightening access to capital for real estate investors and developers.

In response to these developments, financial markets have exhibited heightened volatility. The imposition of tariffs has also led to a strengthening U.S. dollar, reaching a 22-year high against the Canadian dollar, while safe-haven assets like gold are poised to hit new highs. For the senior housing and care sector, these economic pressures could create challenges in both financing and operations. Higher borrowing costs could slow new developments and acquisitions, while staffing shortages—already a major concern—may be exacerbated by potential restrictions on immigrant labor. At the same time, rising inflation could increase operational costs for skilled nursing and assisted living facilities, particularly in areas such as food services, utilities, and wages. However, demand for senior housing remains strong, driven by demographic trends, which may help stabilize the sector despite economic headwinds.

Recent Developments

In response to the decline in value of senior housing facilities, as well as various other market conditions impacting the performance of our asset portfolio, we have spent the last several years evaluating the value proposition of each of our asset holdings and assessing how to best maximize their value for the benefit of our stockholders. In several cases, this has meant seeking the sale of our properties and concentrating our efforts towards the properties showing the most economic stability and potential for growth.

As of December 31, 2023, our ownership interests in our 18 real estate properties of senior housing facilities was as follows: 100% ownership of 14 properties and 95.3% ownership interest in four properties held in a consolidated joint venture, Cornerstone Healthcare Partners LLC. In March 2024, we derecognized the eight skilled nursing facilities located in Georgia (collectively, the “GA8 Properties”)

in connection with certain loan defaults and in December 2024, entered into a Membership Interest Assignment and Release of Guaranty Agreements (the “Release Agreements”) with Oxford, the holder of the second and mezzanine loans, and CIBC, the senior lender for the first priority loan. As a result of the execution of the Release Agreements, Summit transferred all of the outstanding membership interests in the GA Holdco and GA8 Properties to an unaffiliated transferee and obtained the release of all guaranties from all three loans with no further obligations. Summit also concurrently resigned as Manager of GA Holdco.

In September 2024, we sold three properties located in California (collectively, the “CA3) and recorded a $11.2 million gain on sale.

With respect to our equity-method investments, in May 2024, the Fantasia III JV sold their eight properties for approximately $60.0 million. We received approximately $2.1 million in cash from the sale resulting in the winding-up of our equity-method investment and as such, as of May 2, 2024, we no longer have an equity-method interest in the Fantasia III JV. Additionally, during the year ended December 31, 2024, the SUL JV sold six properties within the SUL JV and we received an aggregate of approximately $2.9 million in cash.

Summit Portfolio Properties

At December 31, 2024, five of our seven properties are 100% leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial”), collectively, the “Operated Properties”) which are operated directly and earn resident fees and service revenue.

The following table provides summary information (excluding the 17 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of December 31, 2024:

			Square	Purchase
	Properties	Beds	Footage	Price
SNF	4	337	109,306	$31,740,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	7	558	246,071	$57,265,000

					2024
					Lease
Property	Location	Date Purchased	Type	Beds	Revenue (1)
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$567,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	605,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	1,412,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	1,109,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	765,000
Sundial Assisted Living (2)	Redding, CA	December 18, 2013	AL	65	—
Pennington Gardens (2)	Chandler, AZ	July 17, 2017	AL/MC	90	—
Total				558
(1)

Represents lease revenue for the year ended December 31, 2024, based on in-place leases, including straight-line rent and excluding $1.1 million in tenant reimbursement revenue and $0.04 million in above-market lease amortization.

(2)

Lease revenue due under the Operated Properties intercompany leases are eliminated in consolidation and revenue is reflected in resident fees and services in the accompanying consolidated statements of operations for these Operated Properties.

Summit Equity-Method Investment Portfolio Properties

We continue to believe that utilizing institutional capital to make acquisitions will be accretive to shareholder value. Our primary source of capital since 2015 has been institutional funds raised through a joint venture structure and accounted for as equity-method investments. We still believe this is a prudent strategy for growth; however, in the future, we may raise additional capital through alternative methods if warranted by market conditions or other factors.

Summit Union Life Holdings, LLC

In April 2015, through our operating partnership (“Operating Partnership”), we formed Summit Union Life Holdings, LLC (“SUL JV”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and entered into a limited liability company with Best Years with respect to the SUL JV (the “SUL LLC Agreement”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. During 2024, the SUL JV sold six properties and we recorded our 10% of the aggregate gain of approximately $2.0 million and received an aggregate amount of approximately $2.9 million in cash. As of December 31, 2024 and 2023, the balance of our equity-method investment related to the SUL JV was approximately $0.7 million and $1.8 million, respectively.

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

On July 3, 2023, the majority member in the Fantasia I JV assigned its 65% interest, for no consideration, to Summit. As such, as of July 2023, Summit owned 100% of Fantasia I JV and we no longer had any equity-method interest in the Fantasia I JV. In 2023, the tenants of the two properties in the Fantasia II JV filed for a receivership with the state of Rhode Island and in September 2023, due to the ongoing receivership issues, we determined the fair value of our equity-method investment in the Fantasia II JV to be impaired and wrote off our equity-method balance. However, due to a change in our intention to fund a capital call, if needed, we have recorded additional losses in 2024 and 2023. As of December 31, 2024 and 2023, the balance of our equity-method investment related to the Fantasia II JV was approximately ($0.2) million and ($0.1) million, respectively.

In May 2024, the Fantasia III JV sold their eight properties for approximately $60.0 million. We received approximately $2.1 million in cash from the sale resulting in the winding-up of our equity-method investment and as such, as of May 2, 2024, we no longer have an equity-method interest in the Fantasia III JV.

Summit Fantasy Pearl Holdings, LLC

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement (the “FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2024 and 2023, the balance of our equity-method investment related to the FPH JV was ($0.1) million and $0.

Distributions from Equity-Method Investments

For the years ended December 31, 2024 and 2023, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Years Ended December 31,
	2024	2023
Distributions	$5,320,000	$1,946,000

Cash received for distributions	$5,677,000	$1,854,000

Results of Operations

Our results of operations are described below:

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	December 31,
	2024	2023	$ Change
Total rental revenues (excludes security deposits below)	$8,986,000	$17,652,000	$(8,666,000)
Property operating costs	(1,498,000)	(3,773,000)	2,275,000
Resident fees and services income	7,102,000	6,823,000	279,000
Resident costs	(6,008,000)	(5,772,000)	(236,000)
Net operating income (1)	8,582,000	14,930,000	(6,348,000)
Asset management fees	266,000	554,000	(288,000)
Security deposits from terminated leases	—	420,000	(420,000)
General and administrative	(4,621,000)	(5,171,000)	550,000
Depreciation and amortization	(2,716,000)	(7,318,000)	4,602,000
Income (loss) from equity-method investees	2,887,000	(754,000)	3,641,000
Impairment of real estate properties and intangible assets	—	(11,387,000)	11,387,000
Gain on consolidation of interest in unconsolidated equity-method investment	—	1,066,000	(1,066,000)
Gain on derecognition and disposal of assets associated with GA8 Properties	30,681,000	—	30,681,000
Gain on sale of real estate properties	11,151,000	—	11,151,000
Other income	523,000	399,000	124,000
Interest expense	(19,545,000)	(17,521,000)	(2,024,000)
Net income (loss)	27,208,000	(24,782,000)	51,990,000
Noncontrolling interests’ share in (income) loss	(102,000)	(19,000)	(83,000)
Net income (loss) applicable to common stockholders	$27,106,000	$(24,801,000)	51,907,000
(1)

Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident fees and service income less property operating costs and resident costs. NOI excludes asset management fees, security deposits from terminated leases, general and administrative expense, depreciation and amortization, income (loss) from equity-method investees, impairment of real estate properties, other income, and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to assist in making decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance, property taxes and other operating expenses, and resident costs are related to the Operated Properties. Net operating income decreased approximately $6.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due the derecognition of the GA8 Properties in March 2024 and sale of the CA3 Properties in September 2024, which resulted in a decrease in total rental revenues of $9.1 million and property operating costs of approximately $2.2 million, offset by an increase of $0.7 million due to the changes in certain leases for our JV Properties in September 2023.

Asset management fees decreased approximately $0.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due primarily to the sale of the Fantasia III JV in 2024 ($0.1 million) and also a reduction in the asset management fees from the SUL JV due to the sales of six properties in 2024 and two in December 2023 ($154,000) (see Note 5 to the accompanying Notes to Consolidated Financial Statements).

The net decrease of approximately $0.6 million in general and administrative expense is primarily due to an decrease in payroll related expense of approximately $0.2 million, and a decrease in legal fees of $0.4 million.

The decrease in depreciation and amortization of $4.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily due to the derecognition of the GA8 Properties in March 2024 and no longer recording depreciation and amortization expense and the sale of the CA3 properties in September 2024.

The change from loss to income from equity-method investees of approximately $3.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 is mainly due to income of approximately $2.7 million from equity-method income recorded from the sale of the properties in the SUL JV during 2024 (approximately $1.9 million) and from the sale of properties in the Fantasia III JV in May 2024 (approximately $0.8 million) and losses from equity-method investees in 2023 related to the impairment loss and write off of the equity-method investment of approximately $1.2 million related to the Fantasia II JV and our share of the impairment in one property in the SUL JV of $0.1 million offset by income from the sale of two properties in the SUL JV for $0.7 million.

The impairment of real estate properties and intangible assets for the year ended December 31, 2023 of $11.4 million is related to the impairment of eight of our real estate properties. See Note 3 to the accompanying Notes to Consolidated Financial Statements for further information.

The gain on consolidation of interest in unconsolidated equity-method investment of approximately $1.1 million is due to the consolidation of a variable interest entity (Fantasia I JV) in July 2023 and the related gain and then the subsequent sale of the real estate in September 2023.

The approximately $30.7 million gain on derecognition and disposal of assets associated with GA8 Properties resulted from the derecognition of the GA8 Properties in March 2024, specifically related to the additional interest expense of approximately $13.0 million incurred through the disposal date of December 20, 2024 and the original gain of $17.7 million recorded in March 2024. See Note 14 in the accompanying Notes to the Consolidated Financial Statements.

The gain on sale of real estate of $11.2 million is related to the sale of the CA3 Properties. See Note 3 in the accompanying Notes to the Consolidated Financial Statements.

The increase in other income of approximately $0.1 million is mainly due to the increase in amounts invested in our money market accounts.

The increase in interest expense of $2.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 is mainly due to an increase in interest rates and default interest on approximately $123.8 million of debt for the GA8 Properties.

Liquidity and Capital Resources

As of December 31, 2024, we had approximately $25.2 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations and meet our capital needs for the next twelve months and the foreseeable future.

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

All our debt obligations are long-term, fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans that mature between 2039 and 2055. Our liquidity will increase if cash from operations exceeds expenses, we receive net proceeds from the sale of whole or partial interest in a property or properties, or refinancing results in excess loan proceeds. Our liquidity will decrease as proceeds are expended in connection with our acquisitions and operation of properties. In regard to our Operated Properties, our intent is to stabilize the operations of the facilities and market them for sale due to the significantly reduced willingness of AL manager/operators to execute long-term triple-net leases.

Credit Facilities and Loan Agreements

As of December 31, 2024, we had debt obligations of approximately $42.7 million. The outstanding balance by lender is as follows (see Note 4 to the accompanying Notes to Consolidated Financial Statements for further information regarding our financing arrangements):

●Capital One Multifamily Finance, LLC (HUD-insured) – approximately $9.7 million maturing September 2053

●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $33.0 million maturing from September 2039 through April 2055
●	CIBC Bank, USA - Master Letter of Credit Agreement for $1.0 million (none outstanding)

As discussed above, we were released from our previous loan and guaranty obligations with CIBC Bank, USA and Oxford Finance LLC in connection with the December 2024 transfer of the GA8 Properties.

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the years ended December 31, 2024 and 2023:

	Year Ended December 31
	2024	2023
Net income (loss) applicable to common stockholders (GAAP)	$27,106,000	$(24,801,000)

Adjustments:
Depreciation and amortization	2,636,000	7,261,000
Depreciation and amortization related to noncontrolling interests	(34,000)	(53,000)
Depreciation related to Equity-Method Investments	464,000	729,000
Impairment on real estate property in Equity-Method Investments (included in loss from Equity-Method Investments)	—	423,000
Gain on sale of properties in Equity-Method Investments (included in income from Equity-Method Investments)	(2,739,000)	(704,000)
Impairment on real estate properties	—	11,387,000
Gain on consolidation of interest in unconsolidated equity-method investment	—	(1,066,000)
Gain on sale of real estate properties	(11,151,000)	—
Gain on derecognition of assets associated with GA8 Properties	(30,681,000)	—
Funds used in operations (FFO) applicable to common stockholders	$(14,399,000)	$(6,824,000)

Weighted-average number of common shares outstanding – basic	23,027,978	23,027,978
FFO per weighted average common shares - basic	$(0.63)	$(0.30)
Weighted-average number of common shares outstanding – diluted	23,027,978	23,027,978
FFO per weighted average common shares - diluted	$(0.63)	$(0.30)

Subsequent Events

See Note 16 to the accompanying Notes to Consolidated Financial Statements for further information regarding subsequent events.

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

There were no real estate acquisitions during the years ended December 31, 2024 and 2023.

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

There were no material changes in the accounting methodology we use to assess impairment charges during the year ended December 31, 2024.

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

We did not record any impairment charges during the year ended December 31, 2024.

Revenue Recognition

Revenue Recognition – Rental Revenue and Asset Management Fees

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

For the years ended December 31, 2024 and 2023, we recorded impairment of $0 and $0.5 million, respectively, of our Equity-Method Investments. See Note 5 to the accompanying Notes to Consolidated Financial Statements for further information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed in our current report on Form 8-K filed with the SEC on August 28, 2024, on August 22, 2024, the Company, with approval of the Audit Committee of its Board of Directors, engaged Haskell & White LLP (“HW”) as the Company’s new independent registered public accounting firm for the year ending December 31, 2024, and in connection therewith dismissed BDO USA, P.C. (“BDO”) as the Company’s independent registered public accounting firm, subject to HW standard client acceptance procedures, which were completed on August 27, 2024.

During the two fiscal years ended December 31, 2023 and December 31, 2022, and the interim period through August 22, 2024, (i) the Company had no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreement in connection with its report, and (ii) there were no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K, except for a material weakness in the Company’s internal control over financial reporting as of

December 31, 2023, initially reported in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, related to failures in the design, maintenance and monitoring of certain financial reporting controls specific to the technical accounting for significant and unusual transactions as a result of insufficient technical accounting resources at the Company. During the fiscal year in which the change in accountants took place and through the date of this report, there have not been any transactions or events similar to those which involved such reportable event.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, under the supervision of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation as of December 31, 2024, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we filed or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our internal control over financial reporting was effective as of December 31, 2024.

Remediation of Prior Material Weakness

As previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023, the Company identified certain material weaknesses related to a failure to design, maintain and monitor certain financial reporting controls specific to significant and unusual transactions, and outlined its planned remediation measures. Generally, a material weakness is not considered fully remediated until the enhanced controls related to that material weakness are fully implemented and operate for a sufficient period of time and management has concluded that these controls are operating effectively. Through the fiscal year ended December 31, 2024, the Company began implementing certain remediation measures with respect to these material weaknesses. In the quarter ended December 31, 2024, we completed our remediation and review of the controls and procedures related to our technical accounting resources, specifically with respect to significant and unusual transactions. These remediation actions included hiring consultants to assist the Company in the design, maintenance and monitoring of certain financial reporting controls that are intended to prevent such deficiencies in the future, as well as to provide technical accounting resources when the Company may not have such resources within the accounting function at the Company, especially when complex transactions are entered into. Management has concluded through testing that the controls implemented are operating effectively and continues to report regularly to our Audit Committee on the results of our remediation.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company under applicable SEC rules, we are not required to include an attestation of management’s report from our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

Except for the remediation activities described in the preceding paragraphs, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

10b5-1 Plans

During the year ended December 31, 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

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

J. Steven Roush, CPA, age 78, serves on our Audit, Independent Directors, Compensation and Investment Committees. Mr. Roush chairs our Board of Directors and our Audit Committee. Mr. Roush’s terms on our Board and the Committees noted above expire on the date of the 2025 Annual Meeting. Mr. Roush retired from PricewaterhouseCoopers (PWC) in 2007 after 39 years, 30 of those as a Partner. Mr. Roush brings experience in a diverse number of industries ranging from manufacturing, non-profits and retail (restaurants) with concentrations in real estate (office, residential, hospitality and commercial), telecommunications and pharmaceutical. He has a background in dealing with both private and public company boards of directors. Mr. Roush has a Bachelor of Science Degree in Accounting from Drake University and an Executive Masters Professional Director Certification from the American College of Corporate Directors. Mr. Roush has served on our Board since 2014.

Mr. Roush brings to our Board years of dealing with the SEC and its various regulatory filings, Sarbanes Oxley (SOX 404) implementation and maintenance and the experience of working with many diverse boards running across varied industries. Over the years, he has served as an office managing partner, an SEC Review Partner (over 20 years) and a Risk Management Partner. Mr. Roush previously served as Chairman of the Board and Chairman of the Audit Committee of W.E. Hall Company, a privately held manufacturer and distributor of corrugated pipe and related drainage products and Chairman of the Board and Chairman of the Audit Committee for Fieldpiece Instruments, Inc., a privately held manufacturer of hand held instruments for HVAC/R field service. He is on the Board of Directors of the American Heart Association - Orange County and previously served six years on the Audit Committee of the National American Heart Association. Mr. Roush serves on the Corporate Cabinet of the Tocqueville Society of United Way – Orange County. Mr. Roush is a founding member of the Private Directors Association-Southern California chapter. Mr. Roush also served on the Board of Trustees of the Orange County Museum of Art and was the Treasurer and the Chairman of the Finance Committee. He also previously served as a member of the Board and Chairman of the Audit committee of AirTouch Communications, Inc., a public telecommunication device company, and Staar Surgical Company, a public manufacturer of implantable lenses for the eye. Our Board has determined that Mr. Roush satisfies the SEC’s requirements of an “audit committee financial expert.”

Suzanne Koenig, age 64, serves on our Audit, Independent Directors, Compensation and Investment Committees. Ms. Koenig’s terms on our Board and the Committees noted above expire on the date of the 2025 Annual Meeting. Ms. Koenig is president and founder of SAK Management Services LLC, a nationally recognized long-term care management and healthcare consulting services company, where she has worked for over 20 years. With over 35 years of extensive experience as an owner and operator, Ms. Koenig offers specialized skills in operations improvement, staff development and quality assurance with particular expertise in marketing, census development and operations enhancement for the whole spectrum of senior housing, long-term care and other healthcare entities requiring turnaround services. Ms. Koenig has served on our Board since 2015.

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

Elizabeth Pagliarini, age 54, currently serves as our Chief Executive Officer and Secretary. Further information regarding Ms. Pagliarini’s business experience and specific skills that qualify her to serve as a director of the Company is set forth below in the “Executive Officers” section. Ms. Pagliarini has served on our Board since July 2023.

Executive Officers

Ms. Elizabeth Pagliarini is our Chief Executive Officer and Secretary. Our Chief Financial Officer and Treasurer is Ms. Sharyn Grant.

Elizabeth Pagliarini, age 54, was appointed as our Chief Executive Officer and Secretary, as well as a member of our Board of Directors, in July 2023, the term of which expires on the date of the 2025 Annual Meeting, and has been with the Company since June 2014. She previously served as our Chief Financial Officer and Treasurer since September 2014 and Chief Operating Officer since August 2019. Ms. Pagliarini is a seasoned executive with over 30 years of experience in financial services and investment banking having held positions including chief executive officer, president, chief financial officer and chief compliance officer. Ms. Pagliarini successfully broke the “glass ceiling” in her mid-twenties as chief executive officer and chairwoman of the board of an investment brokerage subsidiary of a public company in Beverly Hills, California. She also co-founded a boutique investment bank and registered broker-dealer. Prior to working at Summit, Ms. Pagliarini was a principal at a securities litigation and financial consulting firm since 2001 and chief compliance officer and FINOP (financial and operations principal) at a Los Angeles-based investment bank from 2005-2008. Ms. Pagliarini received her Bachelor of Science in Business Administration with a concentration in Finance from Valparaiso University where she was honored with their highest academic award, the Presidential Scholarship. She is also a Certified Fraud Examiner (CFE).

Ms. Pagliarini is a member of the Board of Directors of First Foundation Inc. (NYSE: FFWM), and serves as chairperson of its risk committee, and as a member of the compensation and nominating and governance committees. She has served as Chairwoman of the Mission Viejo, California Investment Advisory Commission and as an advisory board member of The CFO Executive Summit of Southern California. In addition, she proudly serves on the Emeritus Board of Directors for Forever Footprints, a non-profit organization that provides support to families that have suffered the loss of a baby during pregnancy or infancy and educates the medical community to improve quality of care and response. In 2020, Ms. Pagliarini was awarded with the Lifetime Achievement Award at the Orange County Business Journal’s CFO of the Year Awards after receiving nominations for CFO of the Year in both 2019 and 2020. She has also been named one of “20 Women to Watch” by OC Metro magazine and nominated for The Orange County Business Journal’s Women in Business Award. Additionally, she has been honored by Step Up Women’s Network as the recipient of their prestigious Commitment to Philanthropy Volunteer Award and by Forever Footprints as the winner of their Compassion Award.

Sharyn Grant, age 62, was appointed as Summit’s Chief Financial Officer and Treasurer in July 2023. She has been with the Company since 2015 and previously served as our Controller. Ms. Grant has over 25 years of experience in accounting and finance in real estate, healthcare and technology. Ms. Grant’s responsibilities include corporate strategy, budgeting, forecasting and financial analysis, treasury, audit, SEC reporting and tax functions. Ms. Grant holds an active Certified Public Accountant (CPA) license, which she attained during her 10-year career at BDO USA, LLP, and is a member of the American Institute of Certified Public Accountants. Ms. Grant received her Bachelor of Arts in Business Administration with a concentration in Accounting, with high honors, from Cal State University, Fullerton.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of our Board and our executive officers. The Code of Business Conduct and Ethics can be accessed through our website: www.summithealthcarereit.com/code-of-business-conduct-and-ethics.

Changes to Director Nomination Procedures

As previously disclosed in our current report on Form 8-K filed with the SEC on February 20, 2025, on February 14, 2025, the Board of Directors of the Company established May 13, 2025, as the date of the Company’s 2025 annual meeting of stockholders (the “2025 Annual Meeting”). The time and location of the 2025 Annual Meeting will be specified in the Company’s proxy statement for the 2025 Annual Meeting. The Board has fixed the close of business on April 1, 2025, as the record date for determining stockholders of the Company who are entitled to vote at the 2025 Annual Meeting, including any adjournments or postponements thereof.

Pursuant to the Company’s Amended and Restated Bylaws, as amended (our “Bylaws”), any stockholder who wishes to make a nomination or introduce an item of business at the 2025 Annual Meeting, other than pursuant to Rule 14a-8 under the Exchange Act, must comply with the procedures set forth in our Bylaws, including delivering proper notice to us in writing to our Corporate Secretary at our principal executive offices not later than the close of business on March 22025 (i.e. the tenth day following the day on which public announcement of the date of such meeting is first made). The notice must also include the information specified in our Bylaws.

In addition, to comply with the SEC’s universal proxy rules, shareholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide notice in writing to our Corporate Secretary at our principal executive offices that sets forth the information required by Rule 14a-19 under the Exchange Act, no later than March 2, 2025.

Notices of intention to present proposals or nominate directors at the 2025 Annual Meeting, and all supporting information required by SEC rules and our Bylaws, as applicable, must be submitted to: Corporate Secretary, Summit Healthcare REIT, Inc. 23382 Mill Creek Drive, Suite 125, Laguna Hills, CA 92653.

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

Insider Trading Policy

The Company has adopted a Policy on Insider Trading that governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, and which is filed as an exhibit to this Annual Report on Form 10-K. The Company believes its Policy on Insider Trading is reasonably designed to promote compliance with insider trading laws, rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain information concerning compensation for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2024 and 2023.

					Option	All Other
Name and Principal Position	Year	Salary	Bonus		Awards(6)	Comp		Total
Elizabeth Pagliarini Chief Executive Officer and Secretary as of July 15, 2023, and Chief Financial Officer and	2024	$575,760	$400,000	(4)	$—	$13,800	(2)	$989,560
Chief Operating Officer and Treasurer (through July 14, 2023)	2023	$489,033	$425,000	(3)	$—	$13,200	(1)	$927,233
Sharyn Grant Chief Financial Officer and Treasurer	2024	$250,760	$40,000		$—	$32,297	(5)	$323,057
Sharyn Grant Chief Financial Officer and Treasurer (effective July 15, 2023)	2023	$227,835	$40,000		$22,750	$10,714	(1)	301,299
(1)	This amount relates to the employer matching 401(K) contributions which were paid in 2023.
(2)	This amount relates to the employer matching 401(K) contributions which were paid in 2024.
(3)	$25,000 relates to discretionary Management by Objectives (MBO) bonuses earned in 2022 which were paid in 2023.
(4)	Relates to discretionary MBO bonus earned in 2024 which was paid in 2025.
(5)	$12,425 of this amount relates to the employer matching 401(K) contributions which were paid in 2024 and $19,872 related to unused paid time off earned in prior years paid out in 2024.
(6)

Reflects the aggregate grant date fair value of awards granted to the named executive officers in the reported year. All options have been granted as incentive stock options under the Company’s 2015 Omnibus Incentive Plan. For more information regarding the grant date fair value of awards of common stock, see Note 12 to the accompanying Notes to Consolidated Financial Statements for assumptions made in the valuation for option awards.

Employment Agreements with Named Executive Officers

In December 2024, the Company has entered into an employment agreement with Elizabeth Pagliarini, Chief Executive Officer and Secretary, which was approved by the Company’s Compensation Committee and Board of Directors. Ms. Pagliarini’s employment agreement has a three-year term and contains standard terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a special cash payment following termination without cause or a change in control of the Company, as discussed in greater detail below. The base salary for Ms. Pagliarini was set at $575,000 per annum and is subject to annual merit increases.

In November 2024, the Company has entered into an employment agreement with Sharyn Grant, Chief Financial Officer and Treasurer, which was approved by the Company’s Compensation Committee and Board of Directors. Ms. Grant’s employment agreement has a three-year term and contains standard terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a special cash payment following termination without cause or a change in control of the Company, as discussed in greater detail below. The base salary for Ms. Grant was set at $250,000 per annum and is subject to annual merit increases.

Potential Payments upon Termination or Change in Control

Under Ms. Pagliarini’s and Ms. Grant’s employment agreement, if there is a termination of the executive’s employment by the Company without cause or by them for good reason, then the named executive officer will be entitled to receive payment of any base salary amounts that have accrued but not been paid as of the termination date, expenses not yet reimbursed, vested benefits accrued through the termination date payable pursuant to the plans providing such benefits and cash severance in the amount equal to two times base salary for Ms. Pagliarini and one times base salary for Ms. Grant. In addition, all options granted to the executive under the Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan that otherwise were unvested shall immediately and fully accelerate and shall be deemed to be vested, and the executive shall be entitled to reimbursement for monthly COBRA premiums until the earliest of (A) the specified number of months from the anniversary of the termination date; or (B) the date on which she becomes eligible to enroll in comparable coverage with another employer.

If the Company undergoes a change in control during the executive’s term of employment or within six months after the termination of the employment, other than for cause, then the Company will pay a cash bonus in the amount equal to three times base salary for Ms. Pagliarini and one times base salary for Ms. Grant, as defined in the employment agreements. In addition, all options granted to the executive under the Summit Healthcare REIT Inc., 2015 Omnibus Incentive Plan that otherwise were unvested shall immediately and fully accelerate and shall be deemed to be vested.

Director Compensation

In the event that a director is also one of our full-time executive officers, we do not pay any compensation for services rendered as a director. The amount and form of compensation payable to our directors for their service to us is determined by the Compensation Committee of our Board, based in part on its evaluation of third-party board compensation information.

The following table summarizes the annual compensation received by our independent directors for the fiscal year ended December 31, 2024.

	Fees Earned or
	Paid in Cash in	Stock
Name	2024	Awards	Total
J. Steven Roush	$82,000	$—	$82,000
Suzanne Koenig	$62,000	$—	$62,000

During fiscal year 2024, we paid each of our independent directors’ compensation as follows:

●	$50,000 annual retainer, paid pro-rata monthly ($12,500 per director per quarter);
●	Board meeting fee of $2,000 per meeting for each regularly scheduled Board meeting ($2,000 per director per quarter);
●	Special Board meeting fee of $1,000 per meeting, per director, which will apply to any Board meeting called by an executive officer of the Company that is not a regular scheduled Board meeting;
●	Committee fees of $1,000 per committee meeting duly called by an officer of the Company (approximately $1,000 per director per quarter, plus other meetings); and
●	Annual fee of $12,500 for the Chairman of the Board of Directors and $7,500 for the Chairman of the Audit Committee.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

Because there is no current public market for our common stock, the release of material nonpublic information is unlikely to result in changes to the price of our common stock. Similarly, the award of stock options or similar equity awards does not constitute a significant portion of the compensation paid to our executive officers or other employees. Notwithstanding the foregoing, our policy is to not grant stock options or similar awards in anticipation of the release of material nonpublic information, such as a significant positive or negative earnings announcement, and not time the public release of such information based on stock option grant dates.

In addition, it is our policy to not grant stock options or similar awards during periods in which there is material nonpublic information about our Company, including (i) during “blackout” periods or outside a “trading window” established in connection with the public release of earnings information under our insider trading policy or (ii) at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information.

We did not grant any stock options or equity awards in 2024. Historically, the Compensation Committee has awarded stock options or equity awards in April of a fiscal year. If we grant any stock options or equity awards on a go forward basis, we will ensure that such grants are made at least four business days before or after the filing of our annual report on Form 10-K for such recently completed fiscal year (with the first day being the filing date), any quarterly report on Form 10-Q or the filing or furnishing of any current report on Form 8-K that discloses material nonpublic information (other than a current report on Form 8-K disclosing a material new option award grant under Item 5.02(e) of that form).

Outstanding Equity Awards as of December 31, 2024

The following table presents information regarding the outstanding equity awards held by each of our named executive officers as of December 31, 2024, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Options -	Options -		Exercise	Expiration
Name	Exercisable	Unexercisable		Price	Date
Elizabeth Pagliarini	100,000	—		$1.72	12/17/2025
Elizabeth Pagliarini	73,118	—		$2.02	12/1/2026
Elizabeth Pagliarini	70,000	—		$2.04	4/1/2027
Elizabeth Pagliarini	17,445	—		$2.26	11/7/2027
Elizabeth Pagliarini	80,000	—		$2.24	4/1/2028
Elizabeth Pagliarini	225,000	—		$2.26	3/1/2029
Sharyn Grant	10,000	—		$2.02	12/31/2026
Sharyn Grant	10,000	—		$2.24	12/31/2027
Sharyn Grant	12,000	—		$2.26	12/31/2028
Sharyn Grant	12,000	—		$2.26	12/31/2029
Sharyn Grant	22,222	2,778	(1)	$2.35	3/31/2032
Sharyn Grant	13,889	11,111	(2)	$2.18	3/31/2033
(1)	695 stock options vest monthly and become fully vested on April 1, 2025
(2)	695 stock options vest monthly and become fully vested on April 1, 2026

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Our only equity compensation plan is the Company’s 2015 Omnibus Incentive Plan, and the only form of equity granted pursuant to our 2015 Omnibus Incentive Plan to date are stock options. Our equity compensation plan information as of December 31, 2024 is as follows:

	Number of Securities to be	Weighted Average
	Issued Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance
Equity compensation plans approved by security holders	1,134,730	$2.16	1,865,270
Equity compensation plans not approved by security holders	—	—	—
Total	1,134,730	$2.16	1,865,270

OWNERSHIP OF EQUITY SECURITIES

Security Ownership of Certain Beneficial Owners

There are no persons known to the Company to beneficially own 5% or more of our outstanding common stock.

Security Ownership of Management

The following table sets forth information as of March 15, 2025, regarding the beneficial ownership of our common stock by each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 23,027,978 shares of common stock outstanding as of March 15, 2025.

	Amount and Nature
	of Beneficial	Percentage
Name of Beneficial Owner	Ownership (1)	of Class
Elizabeth Pagliarini	565,563	2.5%
J. Steven Roush	160,000	*
Suzanne Koenig	110,000	*
Sharyn Grant	86,361	*
All current directors and executive officers as a group (4 persons)	921,924	4.0%

*Less than 1%.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 15, 2025. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the securities listed are pledged as security.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Independent Directors Committee has reviewed the material transactions between the Company and our affiliates (including CRA, our former advisor) since the beginning of 2024, as well as any such currently proposed transactions. Set forth below is a description of such transactions.

Our Relationship with Our Equity-Method Investments

We currently have an interest in three equity-method investments (collectively, “Equity-Method Investments”) (see Note 5 to the Notes to Consolidated Financial Statements). We serve as the manager of our Equity-Method Investments and provide various services in exchange for fees and reimbursements. Under the agreements, as the manager, we are paid an annual asset management fee based on the properties in the portfolios, as defined in the agreements. All asset management fees are paid to Summit Healthcare Asset Management, LLC (“SAM TRS”), our consolidated taxable REIT subsidiary, and expenses incurred by us, as the manager, are reimbursed from SAM TRS.

For the year ended December 31, 2024, we recorded approximately $0.3 million in asset management fees as the manager of the Equity-Method Investments.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table lists the aggregate fees billed for services incurred by us in fiscal years 2024 and 2023 rendered by Haskell & White LLP and BDO USA, P.C.:

	Year Ended December 31,
BDO USA, P.C.	2024	2023
Audit Fees(1)	$220,000	$449,000
Total	$220,000	$449,000

	Year Ended December 31,
Haskell & White LLP	2024	2023
Audit Fees(1)	$227,000	$—
Total	$227,000	$—
(1)

Audit fees for 2024 and 2023 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, consents, and other audit services related to filings with the SEC.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified on the next page:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Equity (Deficit) for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023

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

Stockholders and Board of Directors

Summit Healthcare REIT, Inc

Laguna Hills, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Summit Healthcare REIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2024, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Evaluation of Impairment of Real Estate Investments

The aggregate carrying value of the Company’s real estate properties and equity-method investments was $40.4 million as of December 31, 2024. Management regularly monitors events and changes in circumstances, including investment operating performance and market conditions, that could indicate that the carrying amounts of its real estate investments may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, management assesses recoverability by estimating whether the Company will recover the carrying value of its real estate investments through undiscounted future cash flows, which include eventual disposition of the investment. The undiscounted future cash flows used to assess recoverability are based on several assumptions utilizing management’s best estimates as of the date of evaluation. These assumptions include, among others, forecasted operating cash flows, investment holding period, market capitalization rates, and estimated current market values based on analysis of letters of intent, comparable sales and other industry market data. If, based on this analysis, management does not believe that the Company will be able to recover the carrying value of real estate investments, the Company would recognize an impairment loss to the extent that the carrying value exceeds the estimated fair value.

The principal considerations for our determination that the evaluation of impairment of real estate investments is a critical audit matter are the significant judgments required by management in identifying indicators of impairment, forecasting undiscounted future cash flows utilized in the recoverability assessment, and evaluating other qualitative factors, which in turn, required a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to management’s judgments.

The procedures we performed to address the critical audit matter included:

●	Understanding management’s impairment assessment process, identifying key internal controls, and ensuring that the Company’s accounting policies and practices comply with accounting principles generally accepted in the United States of America;
●	Testing management’s process for identifying events and changes in circumstances that are indicators of impairment and assessing the recoverability of the real estate investments with potential impairments;
●	Evaluating the appropriateness of the undiscounted cash flow models used in the recoverability assessment process, which included testing the completeness, accuracy, relevance and reliability of the underlying data, comparing data to source documents and external market and industry data;
●	Evaluating the reasonableness of management’s assessment of other qualitative factors related to performance of the investment and market conditions, which included assessing the consistency with the current and past performance of the real estate investment and evaluating external communications from market participants; and
●	Inquiring of management and the Board of Directors as to their knowledge of any other factors that may potentially impact the Company’s impairment assessment.

/s/ Haskell & White LLP

We have served as the Company’s auditor since 2024.

Irvine, California

March 26, 2025

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Summit Healthcare REIT, Inc

Laguna Hills, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Summit Healthcare REIT, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ BDO USA, P.C.

We served as the Company’s auditor from 2013 to 2024.

Costa Mesa, California

April 15, 2024

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2024 and 2023

	December 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$25,195,000	$10,997,000
Restricted cash	2,744,000	3,186,000
Real estate properties, net (Notes 3 and 14)	39,939,000	156,966,000
Intangible lease assets, net (Notes 3, 8 and 14)	—	11,653,000
Tenant and other receivables, net	1,617,000	2,590,000
Other assets, net	874,000	1,552,000
Equity-method investments	449,000	2,852,000
Total assets	$70,818,000	$189,796,000

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$4,193,000	$8,079,000
Security deposits	338,000	3,705,000
Loans payable, net of debt issuance costs (Notes 4 and 14)	41,030,000	179,929,000
Total liabilities	45,561,000	191,713,000

Commitments and contingencies (Note 11)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at December 31, 2024 and 2023	23,000	23,000
Additional paid-in capital	116,520,000	116,473,000
Accumulated deficit	(91,429,000)	(118,535,000)
Total stockholders’ equity (deficit)	25,114,000	(2,039,000)
Noncontrolling interests	143,000	122,000
Total equity (deficit)	25,257,000	(1,917,000)
Total liabilities and equity (deficit)	$70,818,000	$189,796,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2024 and 2023

	2024	2023
Revenues:
Total rental revenues	$8,986,000	$18,072,000
Resident fees and services	7,102,000	6,823,000
Asset management fees	266,000	554,000
Total operating revenue	16,354,000	25,449,000

Expenses:
Property operating costs	1,498,000	3,773,000
Resident costs	6,008,000	5,772,000
General and administrative	4,621,000	5,171,000
Depreciation and amortization	2,716,000	7,318,000
Impairment of real estate properties and intangible assets	—	11,387,000
Total operating expenses	14,843,000	33,421,000

Gain on derecognition and disposal associated with GA8 Properties (Note 14)	(30,681,000)	—
Gain on sale of real estate properties (Note 3)	(11,151,000)	—

Operating income (loss)	43,343,000	(7,972,000)

Income (loss) from equity-method investees	2,887,000	(754,000)
Other income	523,000	399,000
Interest expense	(3,086,000)	(4,270,000)
Interest expense associated with GA8 Properties (Note 14)	(16,459,000)	(13,251,000)
Gain on consolidation of interest in unconsolidated equity-method investment	—	1,066,000

Net income (loss)	27,208,000	(24,782,000)
Noncontrolling interests’ share in net (income) loss	(102,000)	(19,000)
Net income (loss) applicable to common stockholders	$27,106,000	$(24,801,000)

Earnings per common share:
Basic:
Net income (loss) applicable to common stockholders	$1.18	$(1.08)

Diluted
Net income (loss) applicable to common stockholders	$1.18	$(1.08)

Weighted average shares used to calculate earnings per common share:
Basic	23,027,978	23,027,978
Diluted	23,067,460	23,027,978

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

For the Years Ended December 31, 2024 and 2023

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity (Deficit)
Balance — January 1, 2023	23,027,978	$23,000	$116,432,000	$(93,734,000)	$22,721,000	$177,000	$22,898,000
Stock-based compensation	—	—	41,000	—	41,000	—	41,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(74,000)	(74,000)
Net (loss) income	—	—	—	(24,801,000)	(24,801,000)	19,000	(24,782,000)
Balance — December 31, 2023	23,027,978	23,000	116,473,000	(118,535,000)	(2,039,000)	122,000	(1,917,000)
Stock-based compensation	—	—	47,000	—	47,000	—	47,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(81,000)	(81,000)
Net income	—	—	—	27,106,000	27,106,000	102,000	27,208,000
Balance — December 31, 2024	23,027,978	$23,000	$116,520,000	$(91,429,000)	$25,114,000	$143,000	$25,257,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

	2024	2023
Cash flows from operating activities:
Net income (loss)	$27,208,000	$(24,782,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt issuance costs	259,000	914,000
Depreciation and amortization	2,716,000	7,063,000
Amortization of above-market lease intangible	42,000	59,000
Straight-line rents	(196,000)	(1,282,000)
Write off of straight-line rent receivables	—	3,749,000
Stock-based compensation expense	47,000	41,000
Write off of leasing commissions	—	255,000
Write off of deferred financing costs	—	176,000
Impairment of real estate properties and intangible assets	—	11,387,000
Gain on consolidation of interest in unconsolidated equity-method investment	—	(1,066,000)
Gain on sale of real estate properties	(11,151,000)	—
Gain on derecognition and disposal of assets associated with GA8 Properties	(30,681,000)	—
(Income) loss from equity-method investees	(2,887,000)	754,000
Change in operating assets and liabilities, net of consolidated interest in unconsolidated equity-method investment and derecognition of assets:
Tenant and other receivables, net	3,270,000	816,000
Other assets, net	207,000	126,000
Accounts payable and accrued liabilities	8,583,000	2,141,000
Security deposits	(109,000)	(946,000)
Net cash used in operating activities	(2,692,000)	(595,000)

Cash flows from investing activities:
Proceeds from sale of real estate properties assigned	—	3,839,000
Cash assumed in consolidation of interest in unconsolidated equity-method investment	—	770,000
Proceeds from sale of real estate properties, net of cash	27,906,000	—
Change in cash associated with the derecognition of assets associated with GA8 Properties	4,286,000	—
Additions to real estate and other assets	(268,000)	(318,000)
Investments in equity-method investees	(29,000)	(370,000)
Distributions received from equity-method investees	2,711,000	1,093,000
Net cash provided by investing activities	34,606,000	5,014,000

Cash flows from financing activities:
Payments of loans payable	(3,077,000)	(1,154,000)
Repayment of loan payable assigned	—	(3,171,000)
Repayment of loan payable related to sale of real estate properties	(15,000,000)	—
Distributions paid to noncontrolling interests	(81,000)	(74,000)
Net cash used in financing activities	(18,158,000)	(4,399,000)

Net increase in cash, cash equivalents and restricted cash	13,756,000	20,000
Cash, cash equivalents and restricted cash — beginning of year	14,183,000	14,163,000
Cash, cash equivalents and restricted cash – end of year	$27,939,000	$14,183,000

Supplemental disclosure of cash flow information:
Cash paid for interest:	$10,798,000	$15,753,000

Supplemental disclosure of non-cash financing and investing activities:
Consolidation of assets, net, in connection with our acquisition of partner’s interest in unconsolidated equity-method investment	$—	$313,000

Derecognition of assets associated with GA8 Properties (Note 14):
Real estate properties, net	$97,637,000	$—
Intangible lease assets, net	$10,250,000	$—
Other assets	$12,000	$—
Accounts payable and accrued liabilities	$(751,000)	$—
Write off of deferred financing costs	$790,000	$—
Security deposits	$(2,589,000)	$—
Release of loans payable associated with GA8 Properties	$(121,870,000)	$—
Release of interest payable associated with GA8 Properties	$(9,872,000)	$—

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that, as of December 31,2024, owns 100% of three properties, 95.3% of four properties, and three unconsolidated equity-method investments with interests ranging from 10% - 20% that hold an aggregate of 17 properties. Summit is a Maryland corporation, formed in 2004 under the General Corporation Law of Maryland for the purpose of investing in and owning real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, including Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), except where the context otherwise requires.

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

As of December 31, 2024 and 2023, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2024, we have a 10% interest in the SUL JV which owns nine properties and, as of December 31, 2023, owned 15 properties. See Note 5 for further information.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia II LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2024 and 2023, we have a 20% interest in the Fantasia II JV which owns two properties. See Note 5 for further information.

Summit Fantasia Holdings III, LLC - Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). In May 2024, the Fantasia III JV sold their eight properties for $60.0 million. We received approximately $2.1 million in cash from the sale resulting in the winding-up of our equity-method investment and as such, as of May 2, 2024, we no longer have an equity-method investment in the Fantasia III JV. The Fantasia III JV was not consolidated in our consolidated financial statements and was accounted for under the equity-method in our consolidated financial statements. As of December 31, 2023, we had a 10% interest in the Fantasia III JV which owned eight properties. See Note 5 for further information.

Summit Fantasy Pearl Holdings, LLC – Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2024 and 2023, we have a 10% interest in the FPH JV which owns six properties. See Note 5 for further information.

Taxable REIT Subsidiaries

Summit Healthcare Asset Management, LLC

Summit Healthcare Asset Management, LLC (“SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia I JV (through July 2023 when it became our consolidated wholly owned subsidiary), Fantasia II JV, Fantasia III JV (through May 2024 when all of its properties were sold), and FPH JV (collectively, our “Equity-Method Investments”), and provide management services in exchange for fees and reimbursements. All asset management fees earned by us are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS. See Notes 5 and 7 for further information.

SHOP TRS LLC

SHOP TRS LLC (“SHOP TRS”) is our wholly-owned taxable REIT subsidiary that is the sole member for two of our real estate properties that no longer have a lease with an unrelated tenant. Each of these properties are leased to an affiliated subsidiary, Pennington Gardens Operations LLC (“Pennington Gardens”) beginning in February 2022 and Sundial Operations LLC (“Sundial”) beginning in June 2022, (collectively, the “Operated Properties”), which are operated directly and earn resident fees and service revenue and the operations are consolidated in our financial statements.

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

Accounting Standard Codification (“ASC”) 810, Consolidation, addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. Before concluding that it is appropriate to apply the voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. We evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate.

Variable Interest Entities

We analyze our contractual and/or other interests to determine whether such interests constitute an interest in a variable interest entity (VIE) in accordance with ASC 810, Consolidation, and, if so, whether we are the primary beneficiary. If we are determined to be the primary beneficiary of a VIE, we must consolidate the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; and (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We evaluated our wholly and partially-owned subsidiaries, the Operating Partnership and CHP, LLC and equity method investments to determine if they are a VIE, and if such VIE should be consolidated. The Operating Partnership and CHP, LLC are consolidated as the Company is deemed the primary beneficiary. Our Operating Partnership’s equity investment in SUL JV, Fantasia I JV (through July 2023 when it became our wholly owned subsidiary), Fantasia II JV, Fantasia III JV (through May 2024 when all of its property holdings were sold), and FPH JV met the definition and criteria of VIEs. However, as we do not have power to direct the activities that most significantly impact economic performance of these VIEs, they are accounted for under the equity method of accounting and are reflected as Equity-Method Investments.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2024, we had cash accounts in excess of FDIC-insured limits. To date, the Company has not experienced losses or lack of access to cash in its cash and cash equivalent accounts.

Restricted Cash

Restricted cash represents restricted cash held by our lenders in interest bearing accounts related to impound reserve accounts for property taxes, insurance and capital funds as required under the terms of the loan agreements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows:

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$25,195,000	$10,997,000
Restricted cash	2,744,000	3,186,000
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$27,939,000	$14,183,000

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

During 2023, we recorded an impairment of $11.4 million ($10.3 million for real estate properties and $1.1 million for intangible lease assets) related to eight real estate properties and related intangible lease assets, which is included in impairment of real estate properties and intangible assets in the consolidated statements of operations for the year ended December 31, 2023. The impairment was recorded due to the tenants experiencing issues affecting their ability to continue to pay their full lease obligations. We utilized a market approach for the fair value estimate of the real estate properties and based our impairment on an estimated yield of 10.8%. We considered these inputs as Level 3 measurements within the fair value hierarchy. We did not record any impairments during the year ended December 31, 2024.

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

As of and for the year ended December 31, 2023, our equity method investment in the Fantasia II JV was measured at fair value, on a nonrecurring basis using unobservable (level 3) inputs. We estimated the fair value of our equity-method investments based on discounted future cash flows. As a result, for the year ended December 31, 2023, we recognized an impairment loss of $0.5 million (see Note 5). We did not record any impairments in our Equity-Method Investments for the year ended December 31, 2024.

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

As of December 31, 2024 and 2023, the fair value of our fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans payable was $37.3 million and $36.4 million, compared to the principal balance (excluding debt issuance costs) of $42.7 million and $43.9 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. The fair value of our fixed and variable rate loans payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy. At December 31, 2024 and 2023, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Tenant and Other Receivables

Tenant and other receivables are comprised mainly of the cumulative amount of future adjustments necessary to present tenant rental income on a straight-line basis, accounts receivable due from residents for our Operated Properties, asset management fees and distributions receivable.

Allowance for Credit Losses

The allowance for credit losses is maintained on all receivables except for lease receivables and is maintained at a level believed adequate to absorb potential losses in our receivables. The determination of the credit allowance is based on a quarterly evaluation of each of these receivables, including general economic conditions and estimated collectability. We evaluate the collectability of our receivables based on a combination of credit quality indicators, including, but not limited to, payment status, historical charge-offs, and financial strength of the equity method investment. A receivable is considered to have deteriorated in credit quality when, based on current information and events, it is probable that we will be unable to collect all amounts due. As of December 31, 2024 and 2023, the allowance for credit losses is immaterial.

Deferred Financing Costs

Costs incurred with potential financing arrangements are recorded as deferred financing costs. Costs incurred in connection with completed debt financing are recorded as debt issuance costs. Debt issuance costs are amortized using the straight-line basis which approximates the effective interest rate method, over the contractual terms of the respective financings, and are presented net of loans payable in loans payable, net of debt issuance costs, in the consolidated balance sheets. Costs incurred in connection with an unexercised debt financing are recorded as expense when financing is no longer deemed probable. For the year ended December 31, 2023, we recorded approximately $0.7 million in property operating costs in the consolidated statements of operations for deferred financing costs associated with a terminated refinancing related to the CA3 Properties.

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

We evaluate our Equity-Method Investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. If it is determined that a decline in the fair value of our investments is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors. For the year ended December 31, 2023, we recorded impairment of approximately $0.5 million related to our equity-method investments. See Note 5 for further information. For the year ended December 31, 2024, we did not record any impairments related to our equity-method investments.

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

Additionally, under Topic 842, we must assess if substantially all payments due under the lease are likely to be collected. If tenant lease payments are not likely to be collected, then the revenues will be recognized on a cash basis (or if the circumstances change at a later date, the revenues are adjusted to reflect what it would have been on a cash basis) and the adjustments will be recorded through rental revenues, rather than bad debt expense.

Resident Fees and Services Revenue

We recognize resident fees and services revenue for the Operated Properties at the amount that we expect to be entitled to in exchange for providing resident care and services. Resident fees are recognized and billed monthly based on the contracted rate in the resident lease agreements and the reimbursements from Medicaid are based on contracted reimbursement rates. These amounts are paid directly from the residents and/or third-party payors (currently only Medicaid). Revenue is recognized as performance obligations are satisfied. Performance obligations are determined based on the nature of the services provided by us. The majority of resident fees and services is attributable to the portion of the base monthly lease fee in the resident lease agreement. The Company recognizes the resident fee revenue based upon the predominant component, either the lease or non-lease component, of the contracts. The Company has determined that the lease component is the predominant component and the services included under the resident agreements have the same timing and pattern of transfer and are performance obligations that are satisfied over time. Resident services consist of care level services and certain other ancillary services (i.e., housekeeping, laundry, etc.). These services are provided and paid for in addition to the standard fees included in each resident lease (i.e., room and board, standard meals, etc.).

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

Noncontrolling Interest in Consolidated Subsidiary

Noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by us. As of December 31, 2024 and 2023, the noncontrolling interest mainly relates to CHP, LLC.

ASC 810-10-65, Consolidation, clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810-10-65 also requires consolidated net income/loss to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statements of operations, of the amounts of consolidated net income/loss attributable to the parent and to the noncontrolling interest.

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

Income Taxes

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could materially and adversely affect our net income/loss and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate for the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2021 and subsequent years, and state income tax returns are subject to audit for the year ended December 31, 2020 and subsequent years.

We have elected to treat SAM TRS and SHOP TRS as taxable REIT subsidiaries (collectively, the “TRS Subsidiaries”), which generally may engage in any business, including the provision of customary or non-customary services for our tenants. The TRS Subsidiaries are treated as a regular corporation and are subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. As of December 31, 2024 and 2023, respectively, the TRS Subsidiaries have net deferred tax assets, related primarily to their net operating losses (collectively “NOL”), of approximately $1.4 million and $1.1 million, for which there is a full valuation allowance recorded.

The Company regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. If the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2024, the Company continues to provide a full valuation allowance against the TRS Subsidiaries net deferred tax assets.

The net change in the valuation allowance for the year ended December 31, 2024 was an increase of $0.3 million. As of December 31, 2024, the TRS Subsidiaries have NOL carryforwards for federal income tax purposes of approximately $5.1 million that will begin to expire in 2035 with approximately $3.3 million of the federal net operating loss carryforward lasting indefinitely. As of December 31, 2024, the TRS Subsidiaries had net operating loss carryforwards for state income tax purposes of approximately $4.2 million that will begin to expire at various dates beginning in 2035.

Uncertain Tax Positions

In accordance with the requirements of ASC 740, Income Taxes, favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders. A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor provision which, if met, expressly prevents the IRS from asserting the prohibited transaction test. We have no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the consolidated results of operations. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated financial statements as a component of general and administrative expense.

Basic and Diluted Net Income (Loss) and Distributions per Common Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares are calculated in accordance with the treasury stock method. See Note 15.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standars Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU enhances reportable segment disclosures on both an annual and interim basis primarily in regard to the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within the reported measure(s) of segment profit or loss. In addition, the ASU requires disclosure, by segment, of other items included in the reported measure(s) of segment profit or loss, including qualitative information describing the composition, nature and type of each item. The ASU also expands disclosure requirements related to the CODM, including how the reported measure(s) of segment profit or loss are used to assess segment performance and allocate resources, the method used to allocate overhead for significant segment expenses and others. Lastly, all previously required annual segment reporting disclosures under Topic 280 will also be required for interim periods. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU for the year ended December 31, 2024 and the adoption did not have a material impact on the consolidated financial statements. See Note 13.

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

Reclassifications

One line item on the December 31, 2023 consolidated statement of operations for interest expense for the year ended December 31, 2023 has been reclassified to conform to the current period presentation. See Note 14.

3. Investments in Real Estate Properties

The table below includes, as of December 31, 2024, seven real estate properties held by our consolidated subsidiaries, five of which are 100% leased to the tenants of the related facilities and two are each 100% leased to an affiliated subsidiary. See below for further information regarding the sale of three properties and the transfer of ownership of eight properties in 2024. The table below includes, as of December 31, 2023, 18 real estate properties held by our consolidated subsidiaries, 16 of which were 100% leased to the tenants of the related facilities and two were each 100% leased to an affiliated subsidiary. As of December 31, 2024 and 2023, the table excludes the 17 and 31 properties, respectively, owned by our unconsolidated Equity-Method Investments.

	December 31,	December 31,
	2024	2023
Land	$6,237,000	$14,905,000
Buildings and improvements	48,628,000	157,875,000
Less: accumulated depreciation	(15,082,000)	(20,439,000)
Buildings and improvements, net	33,546,000	137,436,000
Furniture and fixtures	4,534,000	12,106,000
Less: accumulated depreciation	(4,378,000)	(7,481,000)
Furniture and fixtures, net	156,000	4,625,000
Real estate properties, net	$39,939,000	$156,966,000

Depreciation and amortization expense (excluding intangible lease amortization and leasing commission amortization) for the years ended December 31, 2024 and 2023 was approximately $2.5 million and $6.1 million, respectively.

The following table provides summary information regarding our seven real estate properties held by our consolidated subsidiaries (excluding the 17 properties owned by our unconsolidated Equity-Method Investments) as of December 31, 2024:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$3,649,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,201,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	10,885,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	5,336,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,318,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,566,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	9,708,000
Total:				$57,265,000	$42,663,000

(1)SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

GA8 Properties

In 2021, through our wholly-owned subsidiary and the parent holding company for the GA8 Properties, Summit Georgia Holdings LLC (“GA Holdco”), we acquired eight skilled nursing facilities located in Georgia (collectively, the “GA8 Properties”). In March 2024, we derecognized the eight properties and in December 2024, transferred ownership and were released from all obligations (see Note 14 for further information). During the fourth quarter of 2023, we wrote off the straight-line rent receivable of approximately $2.4 million (which is included in rental revenues in our consolidated statements of operations for the year ended December 31, 2023) due to the tenants experiencing issues affecting their ability to continue to pay their full lease obligations. See Notes 4 and 14 for further information.

Sale of CA3 Properties

In 2021, we acquired three properties located in California (“CA3 Properties”) and we entered into a first priority $15.0 million mortgage loan collateralized by the CA3 Properties with CIBC Bank, USA (“CIBC”). On September 6, 2024, we completed the sale of the CA3 Properties for an aggregate sales price of $30.0 million. The net cash proceeds we received following the closing of the CA3 Properties was approximately $14.9 million after the payoff of the outstanding $15.0 million loan payable from CIBC Bank, USA, and less the expenses and fees incurred with the sale. We recorded a gain on the sale of approximately $11.2 million, which is recorded in gain on sale of real estate properties in the consolidated statements of operations, and wrote off real estate properties of approximately $18.3 million.

The results of operations, included in our consolidated statements of operations for the period from January 1, 2024 through September 6, 2024, the date of the sale, and for the year ended December 31, 2023, are as follows:

	September 6,	December 31,
	2024	2023
Condensed Combined Statements of Operations for CA3:
Total rental revenue	$1,474,000	$2,123,000
Property operating costs	$157,000	$963,000
Depreciation and amortization	$355,000	$488,000
Interest expense	$978,000	$1,383,000

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

Tenant/Operator Changes

In September 2023, three of our majority-owned properties and their related facilities, Rivers Edge Rehabilitation and Care (f.k.a. Sheridan Care Center), Fernhill Care Center, and Pacific Health and Rehabilitation Center, replaced the tenant/operator. The previous tenant requested the lease be terminated and on September 1, 2023, HUD approved the change. As a result of the lease termination, we wrote off the straight-line rent receivable of approximately $1.3 million, which is included in total rental revenues in our consolidated statements of operations, wrote off leasing commissions of approximately $0.3 million, which is included in depreciation and amortization in our consolidated statements of operations, and recognized income from retained security deposits of approximately $0.4 million, which is included in total rental revenue in our consolidated statements of operations. The new tenant leases are structured under a master lease at the same lease rates for a 10-year term through August 2033, with two five-year renewal options.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing tenant operating leases (excluding the 17 properties owned by our unconsolidated Equity-Method Investments and the two intercompany leases for the Operated Properties as well as their related resident fees and services) for our consolidated properties as of December 31, 2024 are as follows:

Years ending December 31,
2025	$4,437,000
2026	4,525,000
2027	4,616,000
2028	3,140,000
2029	3,202,000
Thereafter	9,572,000
$29,492,000

There were no acquisitions in the years ended December 31, 2024 and 2023.

4. Loans Payable

As of December 31, 2024 and 2023, loans payable consisted of the following (see below under GA8 Properties for 2023 loans payable of $123.8 million):

	December 31, 2024	December 31, 2023
Loans payable to Lument (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and as of December 31, 2024 and 2023, collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial and Friendship Haven.	$32,955,000	$33,984,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	9,708,000	9,877,000

Loan payable to CIBC Bank, USA in monthly installments of approximately $106,000 including cash collateral fund payments, variable interest rate (8.17% at December 31, 2023). In September 2024, the properties were sold and the loan payable was extinguished.	—	15,000,000
	42,663,000	58,861,000
Less debt issuance costs	(1,633,000)	(2,682,000)
	41,030,000	56,179,000
Loans payable associated with GA8 Properties (see below and Note 14)	—	123,750,000
Total loans payable	$41,030,000	$179,929,000

As of December 31, 2024, we have total debt obligations of approximately $42.7 million that will mature between 2039 and 2055. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of December 31, 2024, we were in compliance with all of our debt covenants.

During the years ended December 31, 2024 and 2023, we incurred approximately $19.3 million and $16.6 million of interest expense, respectively, including interest expense related to the GA8 Properties (see below for further information) of approximately $16.4 million and $13.3 million, respectively, excluding debt issuance costs amortization, related to our loans payable.

As of December 31, 2024 and 2023, the unamortized balance of the debt issuance costs was approximately $1.6 million and $2.7 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the years ended December 31, 2024 and 2023, approximately $0.3 million and $0.9 million, respectively, of debt issuance costs were amortized and included in interest expense in our consolidated statements of operations.

The principal payments due on the loans payable (excluding debt issuance costs and cash collateral funds) for each of the five following years and thereafter ending December 31 are as follows:

Principal
Year	Amount
2025	$1,246,000
2026	1,292,000
2027	1,341,000
2028	1,391,000
2029	1,443,000
Thereafter	35,950,000
$42,663,000

GA8 Properties

The GA8 Properties were financed with a $91.0 million first priority mortgage loan with CIBC collateralized by those properties, a $20.0 million subordinated term loan with Oxford Finance LLC (“Oxford”) collateralized by those properties and a $12.75 million mezzanine loan with Oxford secured by the equity interests of the GA Holdco.

During 2023 and 2024, we were out of compliance with respect to our debt covenants for our GA8 Properties due to the tenants’ EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) default and from our continuing failure to pay the full and timely interest payments due on the mezzanine loan since October 2023, and for the subordinated term loan since January 2024.

On March 13, 2024, we received a notice of default from Oxford, dated March 12, 2024, for the mezzanine loan primarily based on the non-compliance noted above, whereby Oxford exercised certain rights, including, their right to act as attorney-in-fact of GA HoldCo, and appointed an independent manager over the GA8 Properties, thereby removing the Company as the manager and removing the Company’s voting rights and rights to receive any distributions with respect to such properties. The Oxford notice of default also constituted an event of default under the GA8 Properties subordinated term loan with Oxford and the first priority mortgage loan with CIBC. On May 7, 2024, we received a notice of default and reservation of rights letter from CIBC. On December 20, 2024, we transferred our ownership to an unaffiliated entity and were released from all debt and guarantee obligations. As such, we wrote off all amounts pertaining to the GA8 Properties. See Note 14 for further information regarding the derecognition in March 2024 and transfer of ownership of the GA8 Properties and related debt in December 2024.

As of December 31, 2024 and December 31, 2023, loans payable associated with GA8 Properties consisted of the following:

	December 31, 2024	December 31, 2023
Loan payable to CIBC Bank, USA in monthly installments with a variable interest rate (8.85% at December 31, 2023), due in December 2024, and collateralized by Calhoun Health Center, Maple Ridge Health Care Center, Chatsworth Health Care Center, East Lake Arbor, Fairburn Health Care Center, Grandview Health Care Center, Rosemont at Stone Mountain, and Willowwood Nursing Center & Rehab. See Note 14 for additional information.	$—	$91,000,000

Loan payable to Oxford Finance, LLC in monthly installments of interest only through maturity, variable interest rate (16.4% at December 31, 2023) due in March 2025, collateralized in second position by the GA8 Properties. See Note 14 for additional information.	—	20,000,000

Mezzanine Loan payable to Oxford Finance, LLC in monthly installments of interest only through maturity, variable interest rate (16.4% at December 31, 2023) due in December 2026, secured by the equity interests of our wholly-owned subsidiary, Summit Georgia Holdings LLC, the parent holding company for the GA8 Properties. See Note 14 for additional information.	—	12,750,000

Total loans payable associated with GA8 Properties	$—	$123,750,000

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

Master Letter of Credit Agreement

In June 2023, we entered into a $1.0 million Master Letter of Credit Agreement with CIBC. As of December 31, 2024, there are no outstanding letters of credit under this agreement.

5. Equity-Method Investments

As of December 31, 2024 and 2023, the aggregate balances of our Equity-Method Investments were approximately $0.4 million and $2.9 million, respectively, and are as follows:

Summit Union Life Holdings, LLC

The SUL JV will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the SUL JV (the “SUL LLC Agreement”).

Under the SUL LLC Agreement, net operating cash flow of the SUL JV will be distributed monthly, first to the Operating Partnership and Best Years pari passu up to a 9% to 10% annual return, as defined, and thereafter to Best Years 75% and the Operating Partnership 25%. All capital proceeds from the sale of the properties held by the SUL JV, a refinancing or another capital event will be paid first to the Operating Partnership and Best Years pari passu until each has received an amount equal to its accrued but unpaid 9% to 10% return plus its total capital contribution, and thereafter to Best Years 75% and the Operating Partnership 25%.

For the years ended December 31, 2024 and 2023, we invested approximately $29,000 and $370,000 related to capital calls for the SUL JV.

In March 2024, the SUL JV sold one property for a gain of $7.7 million. We recorded our 10% share of the gain of approximately $0.8 million in income from equity-method investees in the consolidated statements of operations for the year ended December 31, 2024 and received approximately $1.9 million in cash related to the sale. In May 2024, the SUL JV sold one property for a gain of $1.0 million. We recorded our 10% share of the gain of approximately $0.1 million in income from equity-method investees in the consolidated statements of operations for the year ended December 31, 2024. In November 2024, the SUL JV sold four properties for a gain of approximately $11.1 million. We recorded our 10% share of the gain of approximately $1.1 million in income from equity-method investees in the consolidated statements of operations for the year ended December 31, 2024 and received approximately $1.0 million in cash related to the sale.

In December 2023, the SUL JV sold two properties for a gain of approximately $7.0 million. We recorded our 10% share of the gain of approximately $0.7 million in loss from equity-method investees in the consolidated statements of operations for the year ended December 31, 2023 and received approximately $1.1 million in cash from the sale.

In 2023, the SUL JV recorded an aggregate impairment charge of approximately $1.1 million on one of the properties in the SUL JV and our 10% share of the impairment of approximately $0.1 million is included in loss from equity-method investees in the consolidated statements of operations for the year ended December 31, 2023.

As of December 31, 2024 and 2023, the balance of our equity-method investment related to the SUL JV was approximately $0.7 million and $1.8 million, respectively.

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

In June 2023, the tenant for the two properties in the Fantasia II JV filed for receivership. The two properties are currently being operated by the receivership estate in conjunction with a third-party manager under a one-year management agreement which was extended for six months. Through December 31, 2024, there has been no termination of the tenant leases and the Fantasia II JV is currently communicating with the receiver regarding ongoing lease terms and payments. The Fantasia II JV has not received any rent payments since May 2023. In September 2023, the Fantasia II JV recorded an impairment of approximately $1.6 million on the two properties and our 20% share of the impairment of approximately $0.3 million is included in loss from equity-method investees in the consolidated statements of operations. Additionally, in September 2023, due to the ongoing issues with the receivership, we determined our investment in the Fantasia II JV to be impaired and recorded a $0.5 million impairment charge which is recorded in the loss from equity-method investees in the consolidated statements of operations for the year ended December 31, 2023. Due to our intention to fund a capital call, if needed, we are recording our share of the Fantasia II JV losses.

As of December 31, 2024 and 2023, the balance of our equity-method investment related to the Fantasia II JV was approximately ($0.2) million and $(0.1) million, respectively.

Summit Fantasia Holdings III, LLC

In May 2024, the Fantasia III JV sold their eight properties for $60.0 million. We received approximately $2.1 million in cash from the sale resulting in the winding-up of our equity-method investment and recorded income from the sale of approximately $0.9 million, which is recorded in income from equity-method investees in the consolidated statements of operations. Due to the sale of the properties, as of May 2, 2024, we no longer have an equity-method investment in the Fantasia III JV.

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

During 2022 and into 2023, the FPH JV tenants deferred rent and paid reduced rents, and as such, we determined the fair value of our investment in the FPH JV to be impaired and recorded a $0.2 million impairment charge in 2022. When the tenant resumed paying all rents and recorded net income, we recorded the income after the losses incurred were reduced to zero beginning in January 2024, and additionally, recorded distributions, resulting in a negative equity-method investment balance as of December 31, 2024.

As of December 31, 2024 and 2023, the balance of our equity-method investment related to the FPH JV was approximately ($0.1) million and $0.

None of our Equity-Method Investments are significant equity-method investments.

Distributions from Equity-Method Investments

As of December 31, 2024 and 2023, we have distributions receivable, which is included in tenant and other receivables in our consolidated balance sheets, as follows:

	December 31,	December 31,
	2024	2023
SUL JV	$49,000	$311,000
Fantasia II JV	30,000	30,000
Fantasia III JV	—	87,000
FPH JV	56,000	64,000
Total	$135,000	$492,000

For the years ended December 31, 2024 and 2023, we received cash distributions, which are included in our cash flows from operating activities in the change in tenant and other receivables, and cash flows from investing activities, using the cumulative earnings approach, as follows:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Total Cash	Cash Flow	Cash Flow	Total Cash	Cash Flow	Cash Flow
	Distributions	from	from	Distributions	from	from
	Received	Operating	Investing	Received	Operating	Investing
SUL JV	$3,391,000	$2,050,000	$1,341,000	$1,706,000	$760,000	$946,000
Fantasia II JV	—	—	—	135,000	—	135,000
Fantasia III JV	2,158,000	916,000	1,242,000	12,000	—	12,000
FPH JV	128,000	—	128,000	—	—	—
Total	$5,677,000	$2,966,000	$2,711,000	$1,853,000	$760,000	$1,093,000

6. Receivables

Tenant and Other Receivables, net

Tenant and other receivables, net consists of:

	December 31,	December 31,
	2024	2023
Straight-line rent receivables	$1,085,000	$1,396,000
Distribution receivables from Equity-Method Investments	135,000	492,000
Asset management fees	135,000	327,000
Other receivables	262,000	375,000
Total	$1,617,000	$2,590,000

7. Related Party Transactions

Equity-Method Investments

See Notes 5 and 6 for further discussion of distributions and asset management fees related to our Equity-Method Investments.

8. Intangible Lease Assets

Due to the sale of the CA3 Properties in September 2024 (see Note 3) and the eight derecognized GA8 Properties in March 2024 (see Note 14), there are no intangible lease assets as of December 31, 2024.

Intangible lease assets as of December 31, 2024 and 2023 are as follows:

	December 31,	December 31,
	2024	2023
In-place leases	$—	$12,680,000
Less: accumulated amortization	—	(1,831,000)
In-place leases, net	—	10,849,000
Above-market leases	—	959,000
Less: accumulated amortization	—	(155,000)
Above-market leases, net	—	804,000
Total intangible lease assets, net	$—	$11,653,000

For the years ended December 31, 2024 and 2023, amortization expense for intangible lease assets was approximately $0.2 million and $1.0 million, of which approximately $0.04 million and $0.06 million, respectively, relates to the amortization of above-market leases which was included within rental revenues in the accompanying consolidated statements of operations.

9. Right of Use Asset – Operating Lease

In November 2022, we entered into an operating lease for office space (“Office Lease”), located in Laguna Hills, California, for a period of sixty-six (66) months, with a five-year renewal option. On November 11, 2024, we executed an amendment to the Office Lease to reduce the lease term to April 2026 instead of April 2028. Additionally, the landlord can provide us with a written termination notice at least 30 days prior to the date on which we would be required to surrender the premises, the lease would terminate and we would no longer have any obligations to the landlord. As a result, we reduced our ROU asset and corresponding liability by approximately $0.4 million and recorded a gain on the lease modification of approximately $0.1 million, which is included in general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2024.

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

Supplemental balance sheet information related to the Office Lease as of December 31, 2024 is as follows:

Component	Consolidated Balance Sheet Caption
Right of use asset - operating	Other assets, net	$223,000
Lease liability - operating	Accounts payable and accrued liabilities	$283,000

Lease expense is presented as part of continuing operations within general and administrative expenses in the consolidated statements of operations. For each of the years ended December 31, 2024 and 2023, we recognized approximately $0.2 million in lease expense related to this lease. The lease payments are classified within operating activities in the consolidated statements of cash flows. As of December 31, 2024 and 2023, we paid approximately $211,000 and $103,000, respectively, in lease payments and the weighted average remaining lease term is 1.3 years.

Pursuant to ASC 842, lease payments on the Office Lease for each of the five following years ending December 31 are as follows:

Year	Lease payments
2025	$236,000
2026	56,000
Total lease payments	$292,000
Less imputed interest	(9,000)
Total lease liability	$283,000

10. Concentration of Risk

As of December 31, 2024, we owned one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 17 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, as of December 31, 2024, we leased our 5 real estate properties to 3 different tenants under long-term triple net leases. For the year ended December 31, 2024, three tenants each had rental revenue greater than 10% (50%, 31% and 19%).

As of December 31, 2023, we leased our 16 real estate properties to 14 different tenants under long-term triple net leases. For the year ended December 31, 2023, three of the 14 tenants each had rental revenue greater than 10% (17%, 14%, and 10%).

As of December 31, 2024, none of our real estate properties are considered a significant asset concentration as none were greater than 20% of our total assets.

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

Legal Proceedings

HCRE

The Company is currently engaged in litigation with Healthcare Real Estate Partners, LLC (“HCRE”) regarding certain matters surrounding a September 2015 bankruptcy petition against HCRE and subsequent claims related thereto. The Bankruptcy Court entered an Order and Judgment with respect to the amounts set forth below on May 2, 2024. The Company filed a notice of appeal with respect to the $664,637 fee award, which appeal remains pending. The Company has also asserted counterclaims against HCRE, which are pending in the Delaware District Court, and which are stayed pending a final determination of the matters addressed in the Bankruptcy Court, including the appeal. Based on the assessment by management, as of December 31, 2024, the Company has accrued $75,000 for the reimbursement of legal fees related to the involuntary petition filing and $0 for the $665,000 in attorney’s fees related to the stay violation as we believe that a loss is currently not probable under Accounting Standards Codification 450, “Contingencies.”

Eikanas Dispute

On June 5, 2023, Kent Eikanas, the Company’s former Chief Executive Officer and Board Member, filed a lawsuit against the Company in the Superior Court of California for, among other things, wrongful termination and breach of contract, and seeking unspecified monetary damages. On April 8, 2024, Mr. Eikanas amended his Complaint to add additional causes of action and three new defendants – Steven Roush, Board Member; Suzanne Koenig, Board Member; and Elizabeth Pagliarini, Chief Executive Officer and Board Member. A trial date is now scheduled for May 2026. Based on the assessment by management, the Company believes that a loss is currently not probable or estimable under ASC 450, Contingencies, and as of December 31, 2024, no accrual has been made with regard to the claim.

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

12. Equity

Distributions

The Company declared no cash distributions per common share during the years ended December 31, 2024 and 2023.

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

The Incentive Plan provides that the total number of shares of common stock that may be issued is 3,000,000, of which 1,865,270 is available for future issuances as of December 31, 2024.

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

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023
Stock options granted	80,000
Expected volatility	37.34%
Expected term	5.75	years
Risk-free interest rate	3.65%
Dividend yield	0%
Fair value per stock option	$0.91

In 2024 and 2023, 13,333 and 880,845, respectively, vested shares were forfeited due to employee terminations.

The following table summarizes our stock options as of December 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2023	1,948,908	$2.10
Granted	80,000	2.18
Exercised	—
Cancelled/forfeited	880,845	2.02
Options outstanding at December 31, 2023	1,148,063	$2.16
Granted	—
Exercised	—
Cancelled/forfeited	13,333	2.25
Options outstanding at December 31, 2024	1,134,730	$2.16	3.74	$86,465

Options exercisable at December 31, 2024	1,095,729	$2.16	3.59	$86,154

For our outstanding non-vested options as of December 31, 2024, the weighted average grant date fair value per share was $0.91. As of December 31, 2024, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
2025	$28,000
2026	7,000
$35,000

The stock-based compensation expense reported for the years ended December 31, 2024 and 2023 was approximately $47,000 and $41,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

13. Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which enhances reportable segment disclosures on both an annual and interim basis.

As of December 31, 2024 and 2023, we manage our business of investing in healthcare real estate as one reportable segment and although our portfolio is located throughout the United States, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We are managed as one segment for internal purposes and for internal decision making by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer, for making decisions and assessing performance as the source of the Company’s reportable segment. The CODM evaluates performance and makes resource allocation and operating decisions based on net income (loss). Expenses that are significant are the same as shown on the accompanying consolidated statements of operations. Additionally, the CODM regularly reviews the asset information by our reportable segment that are the same as shown on the accompanying consolidated balance sheets.

14. Derecognition of GA8 Properties

As noted in Note 4, on March 13, 2024, we received a notice of default from Oxford, dated March 12, 2024, for events of default under the mezzanine loan, whereby Oxford exercised certain rights as the agent, including, their right to act as attorney-in-fact of Summit Georgia Holdings LLC, and appointed an independent manager over the GA8 Properties, thereby removing Summit as the manager and removing our voting rights and rights to receive any distributions with respect to such properties. As such, the independent manager took control over all activities of the GA8 Properties and Summit no longer had any control or authority over the properties’ operations or activities.

As a result of these actions, Summit derecognized the GA8 Properties as of March 12, 2024, the effective date of when the independent manager took control, and accordingly recognized an initial gain of $17.7 million as of March 11, 2024. Subsequent to March 11, 2024, we were continuing to accrue interest associated with GA8 Properties and adjust the contract asset through gain on derecognition of assets with the corresponding changes in loan payable and accrued interest associated with the derecognition of GA8 Properties.

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

On December 20, 2024, we, and the GA8 Properties, entered into a Membership Interest Assignment and Release of Guaranty Agreements (the “Release Agreements”) with Oxford, the holder of the second and mezzanine loans, and CIBC, the senior lender for the first priority loan. As a result of the execution of the Release Agreements, Summit transferred all of the outstanding membership interests in the GA Holdco and GA8 Properties to an unaffiliated transferee and obtained the release of all guaranties from all three loans with no further obligations. Summit also concurrently resigned as Manager of GA Holdco. As of December 20, 2024, GA Holdco and GA8 Properties will no longer be included in our consolidated financial statements.

For the period ended December 20, 2024, we recorded an additional gain of approximately $13.0 million which is primarily related to additional accrued interest through the date of the Release Agreements for a total gain of $30.7 million for the year ended December 31, 2024, which is included in gain on derecognition associated with GA8 Properties in our consolidated statements of operations.

In March 2024, we recorded a contract asset of $126.1 million, and as of December 20, 2024, the balance of $131.7 million, which represented the liabilities we expected to be released from upon final resolution with the lender in exchange for the transfer of ownership of the GA8 Properties, was written off against the corresponding accrued interest of approximately $9.9 million and loans payable of approximately $121.9 million.

The results of operations included in our consolidated statements of operations (including operations from January 1, 2024 through December 20, 2024, the date of the Release Agreements) and December 31, 2023 are as follows:

	December 20,	December 31,
	2024	2023
Statements of Operations:
Total rental revenue	$2,083,000	$11,829,000
Property operating costs	$75,000	$1,287,000
Depreciation and amortization	$929,000	$5,103,000
Interest expense	$16,459,000	$13,251,000

15. Earnings Per Common Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”) for the Company’s common stock for the years ended December 31, 2024 and 2023, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	2024	2023
Numerator:
Net income (loss)	$27,208,000	$(24,782,000)
Net income (loss) attributable to noncontrolling interests	(102,000)	(19,000)
Net income (loss) applicable to common stockholders	$27,106,000	$(24,801,000)

Denominator:
Basic:
Denominator for basic EPS - weighted average shares	23,027,978	23,027,978
Effect of dilutive shares:
Stock options	39,482	—

Denominator for diluted EPS – adjusted weighted average shares	23,067,460	23,027,978

Basic EPS	$1.18	$(1.08)
Diluted EPS	$1.18	$(1.08)

During the years ended December 31, 2024 and 2023, approximately 0.7 million and 1.1 million stock options, respectively, were excluded from computing diluted earnings per share because they were considered anti-dilutive.

16. Subsequent Events

None.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

Date: March 26, 2025	By:	/s/ Elizabeth A. Pagliarini
Elizabeth A. Pagliarini
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2025.

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
2.1

Purchase and Sale Agreement, dated February 1, 2024, by and between Summit Yucaipa, LLC, Summit Mentone LLC, and Summit Creekside, LLC, and Rockwell Healthcare Propco RE, LLC, as amended on April 1, 2024, May 1, 2024, May 30, 2024 and August 27, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2024).

2.2

Membership Interest Assignment and Release of Guaranty Agreements entered into by Summit Healthcare REIT, Inc., Summit Healthcare Operating Partnership, L.P. and Oxford Finance LLC, a Delaware limited liability company and CIBC Bank USA, an Illinois banking corporation, dated December 20, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2024).

3.1

Second Articles of Amendment and Restatement of Articles of Incorporation of Cornerstone Core Properties REIT, Inc. dated June 30, 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 20, 2015).

3.2	Articles of Amendment of Cornerstone Core Properties REIT, Inc. dated October 16, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).
3.3

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)).

3.4	Amendment No. 1 to the Bylaws of Summit Healthcare REIT, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 20, 2025).
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

10.16

Standard Office lease between Lakehills CM-CG LLC, a Delaware limited liability company, as landlord, and Summit Healthcare REIT, Inc., as tenant, dated April 1, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 25, 2021).

10.17	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).
10.18	Form of Stock Option Agreement under 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on April 16, 2024)
10.19

Employment Agreement between Summit Healthcare REIT, Inc., a Maryland Corporation, and Elizabeth A Pagliarini, dated December 3, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2024).

10.20

Employment Agreement between Summit Healthcare REIT, Inc., a Maryland Corporation, and Sharyn Grant, dated November 6, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 6, 2024).

10.21	First Amendment to Office lease between KB Mill Creek MT, LLC and Summit Healthcare REIT, Inc. dated November 11, 2024.
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Current Report on Form 8-K filed on June 23, 2014).
19.1	Policy on Insider Trading (filed herewith)
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of BDO USA, P.C. (filed herewith).
23.2	Consent of Haskell & White LLP (filed herewith).
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document