Form 10-Q
period 2025-03-31
Summit Healthcare REIT, Inc
filed 2025-05-14
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$24,404,000	$25,195,000
Restricted cash	2,699,000	2,744,000
Real estate properties, net	39,609,000	39,939,000
Tenant and other receivables, net	1,631,000	1,617,000
Other assets, net	833,000	874,000
Equity-method investments	669,000	449,000
Total assets	$69,845,000	$70,818,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$3,926,000	$4,193,000
Security deposits	337,000	338,000
Loans payable, net of debt issuance costs	40,741,000	41,030,000
Total liabilities	45,004,000	45,561,000

Commitments and contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at March 31, 2025 and December 31, 2024	23,000	23,000
Additional paid-in capital	116,531,000	116,520,000
Accumulated deficit	(91,859,000)	(91,429,000)
Total stockholders’ equity	24,695,000	25,114,000
Noncontrolling interests	146,000	143,000
Total equity	24,841,000	25,257,000
Total liabilities and equity	$69,845,000	$70,818,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Total rental revenues	$1,323,000	$3,935,000
Resident fees and services	1,919,000	1,700,000
Asset management fees	26,000	96,000
Total operating revenue	3,268,000	5,731,000

Expenses:
Property operating costs	367,000	535,000
Resident costs	1,464,000	1,378,000
General and administrative	1,223,000	1,132,000
Depreciation and amortization	358,000	1,462,000
Total operating expenses	3,412,000	4,507,000

Gain on derecognition associated with GA8 Properties (Note 14)	—	(17,698,000)

Operating (loss) income	(144,000)	18,922,000

(Loss) income from equity-method investees	(48,000)	725,000
Other income	257,000	98,000
Interest expense	(471,000)	(1,014,000)
Interest expense associated with GA8 Properties	—	(3,406,000)

Net (loss) income	(406,000)	15,325,000
Noncontrolling interests’ share in net (income) loss	(24,000)	(22,000)
Net (loss) income applicable to common stockholders	$(430,000)	$15,303,000

Basic and diluted:
Net (loss) income applicable to common stockholders	$(0.02)	$0.67

Weighted average shares used to calculate basic and diluted earnings per common share	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2025	23,027,978	$23,000	$116,520,000	$(91,429,000)	$25,114,000	$143,000	$25,257,000
Stock-based compensation	—	—	11,000	—	11,000	—	11,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(21,000)	(21,000)
Net (loss) income	—	—	—	(430,000)	(430,000)	24,000	(406,000)
Balance — March 31, 2025	23,027,978	$23,000	$116,531,000	$(91,859,000)	$24,695,000	$146,000	$24,841,000

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2024	23,027,978	$23,000	$116,473,000	$(118,535,000)	$(2,039,000)	$122,000	$(1,917,000)
Stock-based compensation	—	—	12,000	—	12,000	—	12,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(18,000)	(18,000)
Net income	—	—	—	15,303,000	15,303,000	22,000	15,325,000
Balance — March 31, 2024	23,027,978	$23,000	$116,485,000	$(103,232,000)	$13,276,000	$126,000	$13,402,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(406,000)	$15,325,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of debt issuance costs	17,000	187,000
Depreciation and amortization	358,000	1,462,000
Amortization of above-market lease intangible	—	21,000
Straight-line rents	(9,000)	(65,000)
Stock-based compensation expense	11,000	12,000
Loss (income) from equity-method investees	48,000	(725,000)
Gain on derecognition of assets associated with GA8 Properties	—	(17,698,000)
Change in operating assets and liabilities, net of derecognition of assets:
Tenant and other receivables, net	12,000	284,000
Other assets, net	25,000	(22,000)
Accounts payable and accrued liabilities	(229,000)	796,000
Security deposits	—	(280,000)
Net cash used in operating activities	(173,000)	(703,000)

Cash flows from investing activities:
Reduction of cash from derecognition of assets associated with GA8 Properties	—	(3,084,000)
Additions to real estate and other assets	(52,000)	(2,000)
Investment in equity-method investees	(323,000)	—
Distributions received from equity-method investees	39,000	—
Net cash used in investing activities	(336,000)	(3,086,000)

Cash flows from financing activities:
Payments of loans payable	(306,000)	(766,000)
Distributions paid to noncontrolling interests	(21,000)	(18,000)
Net cash used in financing activities	(327,000)	(784,000)

Net decrease in cash, cash equivalents and restricted cash	(836,000)	(4,573,000)
Cash, cash equivalents and restricted cash – beginning of period	27,939,000	14,183,000
Cash, cash equivalents and restricted cash – end of period	$27,103,000	$9,610,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$389,000	$2,928,000

Supplemental disclosure of non-cash financing and investing activities:
Derecognition of assets associated with GA8 Properties (Note 14):
Real estate properties, net	$—	$97,637,000
Intangible lease assets, net	$—	$10,250,000
Other assets	$—	$12,000
Accounts payable and accrued liabilities	$—	$(821,000)
Write off of deferred financing costs	$—	$790,000
Security deposits	$—	$(2,589,000)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that, as of March 31, 2025 owns 100% of three properties, 95.3% of four properties, and three unconsolidated equity-method investments with interests ranging from 10% - 20% that hold an aggregate of 17 properties. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, including but not limited to Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), except where the context otherwise requires.

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

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2025 and December 31, 2024, we have a 10% interest in the SUL JV which owns nine properties.

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2025 and December 31, 2024, we have a 20% interest in the Fantasia II JV which owns two properties.

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

Summit Fantasy Pearl Holdings, LLC – Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2025 and December 31, 2024, we have a 10% interest in the FPH JV which owns six properties.

Taxable REIT Subsidiaries

Summit Healthcare Asset Management, LLC

Summit Healthcare Asset Management, LLC (“SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia II JV, Fantasia III JV (through May 2, 2024), and FPH JV (collectively, our “Equity-Method Investments”), and provide management services in exchange for fees and reimbursements. All asset management fees earned by us are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS. See Notes 5 and 7 for further information.

SHOP TRS LLC

SHOP TRS LLC (“SHOP TRS”) is our wholly-owned taxable REIT subsidiary that is the sole member for two of our operated properties which are the lessees for our two respective 100% owned real estate properties and the operated properties operations are consolidated in our condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 26, 2025. The accompanying condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2024 consolidated financial statements and contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 26, 2025 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2024 have been omitted in this report.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$24,404,000	$25,195,000
Restricted cash	2,699,000	2,744,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$27,103,000	$27,939,000

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This guidance requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is evaluating the impact of adopting this ASU.

3. Investments in Real Estate Properties

The table below includes, as of March 31, 2025 and December 31, 2024, our seven real estate properties held by our consolidated subsidiaries, five of which are 100% leased to the tenants of the related facilities and two are each 100% leased to an affiliated subsidiary, and excludes the 17 properties owned by our unconsolidated Equity-Method Investments.

	March 31,	December 31,
	2025	2024
Land	$6,237,000	$6,237,000
Buildings and improvements	48,628,000	48,628,000
Less: accumulated depreciation	(15,397,000)	(15,082,000)
Buildings and improvements, net	33,231,000	33,546,000
Furniture and fixtures	4,534,000	4,534,000
Less: accumulated depreciation	(4,393,000)	(4,378,000)
Furniture and fixtures, net	141,000	156,000
Real estate properties, net	$39,609,000	$39,939,000

For the three months ended March 31, 2025 and 2024, depreciation expense (excluding lease intangibles amortization and leasing commission amortization) was approximately $0.4 million and $1.3 million, respectively.

GA8 Properties

In 2021, through our wholly-owned subsidiary and the parent holding company for the GA8 Properties, Summit Georgia Holdings LLC (“GA Holdco”), we acquired eight skilled nursing facilities located in Georgia (collectively, the “GA8 Properties”). In March 2024, we derecognized the eight properties and in December 2024, transferred ownership and were released from all obligations. See Notes 4 and 14 for further information.

Sale of CA3 Properties

In 2021, we acquired three properties located in California (“CA3 Properties”) and we entered into a first priority $15.0 million mortgage loan collateralized by the CA3 Properties with CIBC Bank, USA (“CIBC”). On September 6, 2024, we completed the sale of the CA3 Properties for an aggregate sales price of $30.0 million. The net cash proceeds we received from the sale was approximately $14.9 million after the payoff of the outstanding $15.0 million loan payable from CIBC, and less the expenses and fees incurred with the sale.

Summary of Properties

The following table provides summary information regarding our portfolio (excluding the 17 properties owned by our unconsolidated Equity-Method Investments) as of March 31, 2025:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Rivers Edge Rehabilitation and Care (f/k/a Sheridan Care Center)	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$3,603,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,160,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	10,828,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	5,268,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,282,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,551,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	9,665,000
Total:				$57,265,000	$42,357,000
(1)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the 17 properties owned by our unconsolidated Equity-Method Investments, and the two intercompany leases between our wholly-owned subsidiaries: Summit Chandler LLC and Pennington Gardens, and HP Redding LLC and Sundial) as of March 31, 2025, for the period from April 1, 2025 to December 31, 2025 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
April 1, 2025 to December 31, 2025	$3,332,000
2026	4,525,000
2027	4,616,000
2028	3,140,000
2029	3,202,000
Thereafter	9,572,000
$28,387,000

Impairment of Real Estate Properties

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances.

No impairments were recorded during the three months ended March 31, 2025 and 2024.

4. Loans Payable

As of March 31, 2025 and December 31, 2024, our loans payable consisted of the following:

	March 31, 2025	December 31, 2024
Loans payable to Lument (formerly ORIX Real Estate Capital, LLC) (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial and Friendship Haven.	$32,692,000	$32,955,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	9,665,000	9,708,000
	42,357,000	42,663,000
Less debt issuance costs	(1,616,000)	(1,633,000)
Total loans payable	$40,741,000	$41,030,000

As of March 31, 2025, we have total debt obligations of approximately $42.4 million that will mature between 2039 and 2055. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of March 31, 2025, we were in compliance with all of our debt covenants.

During the three months ended March 31, 2025 and 2024, we incurred approximately $0.5 million and $4.2 million of interest expense, respectively, excluding debt issuance costs amortization related to our loans payable.

In connection with our loans payable, we incurred debt issuance costs. As of March 31, 2025 and December 31, 2024, the unamortized balance of the debt issuance costs was approximately $1.6 million. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For each of the three months ended March 31, 2025 and 2024, $0.02 million of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

The principal payments due on the loans payable for the period from April 1, 2025 to December 31, 2025 and for each of the four following years and thereafter ending December 31 are as follows:

Principal
Years Ending	Amount
April 1, 2025 to December 31, 2025	$939,000
2026	1,292,000
2027	1,341,000
2028	1,391,000
2029	1,443,000
Thereafter	35,951,000
$42,357,000

GA8 Properties

The GA8 Properties were financed with a $91.0 million first priority mortgage loan with CIBC collateralized by those properties, a $20.0 million subordinated term loan with Oxford Finance LLC (“Oxford”) collateralized by those properties and a $12.75 million mezzanine loan with Oxford secured by the equity interests of the GA Holdco.

During 2023 and 2024, we were out of compliance with respect to our debt covenants for our GA8 Properties due to the tenants’ EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) default and from our continuing failure to pay the full and timely interest payments due, since October 2023 on the mezzanine loan and January 2024 for the subordinated term loan.

On March 13, 2024, we received a notice of default from Oxford, dated March 12, 2024, for the mezzanine loan primarily based on the non-compliance noted above, whereby Oxford exercised certain rights, including their right to act as attorney-in-fact of GA Holdco, and appointed an independent manager over the GA8 Properties, thereby removing the Company as the manager and removing the Company’s voting rights and rights to receive any distributions with respect to such properties. The Oxford notice of default also constituted an event of default under the GA8 Properties subordinated term loan with Oxford and the first priority mortgage loan with CIBC. On May 7, 2024, we received a notice of default and reservation of rights letter from CIBC. On December 20, 2024, we transferred our ownership to an unaffiliated entity and were released from all debt and guarantee obligations. As such, we wrote off all amounts pertaining to the GA8 Properties. See Note 14 for further information regarding the derecognition in March 2024 and transfer of ownership of the GA8 Properties and related debt in December 2024.

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

Master Letter of Credit Agreement

We currently have a $1.0 million Master Letter of Credit Agreement with CIBC. As of March 31, 2025, there are no outstanding letters of credit under this agreement.

5. Equity-Method Investments

As of March 31, 2025 and December 31, 2024, the balances of our Equity-Method Investments were approximately $0.7 million and $0.4 million, respectively, and are as follows:

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

For the three months ended March 31, 2025 and 2024, we invested approximately $323,000 and $0, respectively, related to capital calls for the SUL JV. In March 2024, the SUL JV sold one property for a gain of $7.7 million. We recorded our 10% share of the gain of approximately $0.8 million in income from equity-method investees in the condensed consolidated statements of operations for the three months ended March 31, 2024 and received approximately $1.9 million in cash related to the sale.

As of March 31, 2025 and December 31, 2024, the balance of our equity-method investment related to the SUL JV was approximately $1.0 million and $0.7 million, respectively.

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

In June 2023, the tenant for the two properties in the Fantasia II JV filed for receivership. The two properties are currently being operated by the receivership estate in conjunction with a third-party manager under an 18 month management agreement. There has been no termination of the tenant leases, and the Fantasia II JV has not received any rent payments since May 2023. In September 2023, due to the ongoing issues with the receivership, we determined the fair value of our investment in the Fantasia II JV to be impaired and recorded a $0.5 million impairment charge. However, due to our intention to fund a capital call in 2024 and through March 2025, we are recording our share of the Fantasia II JV losses.

Throughout 2024, the Fantasia II JV was working with the receiver and the third-party manager regarding a possible sale of the properties to the third-party manager. On April 7, 2025, the Fantasia II JV executed a sale agreement with the receiver and third-party manager to purchase the properties.

As of March 31, 2025 and December 31, 2024, due to the losses incurred in the Fantasia II JV, the negative balance of our equity-method investment related to the Fantasia II JV was approximately ($0.3) million and ($0.2) million, respectively.

Summit Fantasia Holdings III, LLC

In May 2024, the Fantasia III JV sold their eight properties for $60.0 million. We received approximately $2.1 million in cash from the sale resulting in the winding-up of our equity-method investment and recorded income from the sale of approximately $0.9 million. Due to the sale of the properties, as of May 2, 2024, we no longer have an equity-method investment in the Fantasia III JV.

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

During 2023 and 2022, the FPH JV tenants deferred rent and paid reduced rents, and as such, we determined the fair value of our investment in the FPH JV to be impaired. When the tenant resumed paying all rents in January 2024 and reported net income, we recorded the income after the net losses that the JV incurred were reduced to zero and additionally, we recorded distributions in 2024, which resulted in a negative equity-method investment balance as of March 31, 2025 and December 31, 2024 of approximately ($0.1) million.

Distributions from Equity-Method Investments

As of March 31, 2025 and December 31, 2024, we have distributions receivable, which are included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	March 31,	December 31,
	2025	2024
SUL JV	$42,000	$49,000
Fantasia II JV	30,000	30,000
FPH JV	56,000	56,000
Total	$128,000	$135,000

For the three months ended March 31, 2025 and 2024, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
		Cash Flow	Cash Flow		Cash Flow	Cash Flow
	Total Cash	from	from	Total Cash	from	from
	Distributions	Operating	Investing	Distributions	Operating	Investing
	Received	Activities	Activities	Received	Activities	Activities
SUL JV	$61,000	$22,000	$39,000	$159,000	$159,000	$—
Total	$61,000	$22,000	$39,000	$159,000	$159,000	$—

Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in those agreements. For the three months ended March 31, 2025 and 2024, we recorded approximately $0.03 million and $0.1 million, respectively, in asset management fees from our Equity-Method Investments.

6. Receivables

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	March 31,	December 31,
	2025	2024
Straight-line rent receivables	$1,094,000	$1,085,000
Distribution receivables from Equity-Method Investments (see Note 5)	128,000	135,000
Asset management fees	113,000	135,000
Other receivables	296,000	262,000
Total	$1,631,000	$1,617,000

7. Related Party Transactions

Equity-Method Investments

See Notes 5 and 6 for further discussion of distributions and asset management fees related to our Equity-Method Investments.

8. Intangible Lease Assets

Due to the sale of the CA3 Properties in September 2024 (see Note 3) and the derecognized and disposal of the GA8 Properties in March 2024 and December 2024, respectively, (see Note 14), there are no intangible lease assets as of March 31, 2025 and December 31, 2024.

For the three months ended March 31, 2024, amortization expense for intangible lease assets was approximately $0.2 million, of which approximately $0.02 million, respectively, relates to the amortization of above market leases, which is included within rental revenues in the accompanying condensed consolidated statements of operations.

9. Right of Use (ROU) Asset - Operating

In November 2022, we entered into an operating lease for office space (“Office Lease”), located in Laguna Hills, California, for a period of sixty-six (66) months, with a five-year renewal option. On November 11, 2024, we executed an amendment to the Office Lease to reduce the lease term to April 2026 instead of April 2028, which reduced our ROU asset and corresponding liability by approximately $0.4 million. Additionally, the landlord can provide us with a written termination notice at least 30 days prior to the date on which we would be required to surrender the premises, in which case the lease would terminate and we would no longer have any obligations to the landlord.

Supplemental balance sheet information related to the Office Lease as of March 31, 2025 is as follows:

Component	Consolidated Balance Sheet Caption	March 31, 2025	December 31, 2024
Right of use asset - operating	Other assets, net	$183,000	$223,000
Lease liability - operating	Accounts payable and accrued liabilities	$232,000	$283,000

Lease expense is included within general and administrative expenses in the condensed consolidated statements of operations. For the three months ended March 31, 2025 and 2024, we recognized approximately $43,000 and $46,000, respectively, in lease expense. The lease payments are classified within operating activities in the consolidated statements of cash flows. For the three months ended March 31, 2025 and 2024, we paid approximately $54,000 and $53,000, respectively, in lease payments and the weighted average remaining lease term is 1.0 years.

Lease payments on the Office Lease for the period from April 1, 2025 to December 31, 2025 and for the following years ending December 31 are as follows:

Year	Lease payments
April 1, 2025 to December 31, 2025	$182,000
2026	56,000
Total lease payments	$238,000
Less imputed interest	(6,000)
Total lease liability	$232,000

10. Concentration of Risk

As of March 31, 2025, we owned one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 17 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

For the three months ended March 31, 2025, we leased our 5 real estate properties to 3 different tenants under long-term triple net leases and these three tenants each represented more than 10% of our rental revenue.

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

As of March 31, 2025 and December 31, 2024, the fair value of our HUD-insured loans payable was $35.2 million and $37.3 million, compared to the principal balance (excluding debt discount) of $42.4 million and $42.7 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. The fair value of our fixed and variable rate loans payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

As of March 31, 2025 and December 31, 2024, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

Legal Proceedings

HCRE

The Company is currently engaged in litigation with Healthcare Real Estate Partners, LLC (“HCRE”) regarding certain matters surrounding a September 2015 bankruptcy petition against HCRE and subsequent claims related thereto. The Bankruptcy Court entered an Order and Judgment with respect to the amounts set forth below on May 2, 2024. The Company filed a notice of appeal with respect to the $664,637 fee award, which appeal remains pending. The Company has also asserted counterclaims against HCRE, which are pending in the Delaware District Court, and which are stayed pending a final determination of the matters addressed in the Bankruptcy Court, including the appeal. Based on the assessment by management, as of March 31, 2025, the Company has accrued $75,000 for the reimbursement of legal fees related to the involuntary petition filing and $0 for the $665,000 in attorney’s fees related to the stay violation as we believe that a loss is currently not probable under Accounting Standards Codification (“ASC”) 450, Contingencies.

Eikanas Dispute

On June 5, 2023, Kent Eikanas, the Company’s former Chief Executive Officer and Board Member, filed a lawsuit against the Company in the Superior Court of California for, among other things, wrongful termination and breach of contract, and seeking unspecified monetary damages. On April 8, 2024, Mr. Eikanas amended his Complaint to add additional causes of action and three new defendants – Steven Roush, Board Member; Suzanne Koenig, Board Member; and Elizabeth Pagliarini, Chief Executive Officer and Board Member. A trial date is now scheduled for May 2026. Based on the assessment by management, the Company believes that a loss is currently not probable or estimable under ASC 450, Contingencies, and as of March 31, 2025, no accrual has been made with regard to the claim.

Indemnification and Employment Agreements

On April 7, 2025, we have entered into indemnification agreements, as amended, with our executive officers and directors which generally provide that the Company shall indemnify the indemnified persons to the fullest extent permitted by applicable law, subject to certain exceptions, against expenses, judgments, fines, and other amounts actually and reasonably incurred in connection with their service as a director or officer. The indemnification agreement also provides for rights to advancement of expenses.

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

As of March 31, 2025, 26,667 vested shares were forfeited due to employee terminations. On April 1, 2025, we granted 33,000 stock options to our non-executive employees under our Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan. The stock options vest monthly beginning on May 1, 2025 and continuing over a three-year period through April 1, 2028. The options expire 10 years from the grant date.

The following table summarizes our stock options as of March 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2025	1,134,730	$2.16
Granted	—	—
Exercised	—
Cancelled/forfeited	26,667	$2.22
Options outstanding at March 31, 2025	1,108,063	$2.16	3.48	$85,590

Options exercisable at March 31, 2025	1,089,535	$2.16	3.36	$85,337

For our outstanding non-vested options as of March 31, 2025, the weighted average grant date fair value per share was $0.91. As of March 31, 2025, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
April 1, 2025 to December 31, 2025	$18,000
2026	7,000
$25,000

The stock-based compensation expense reported for each of the three months ended March 31, 2025 and 2024 was approximately $11,000 and $12,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

14. Derecognition of GA8 Properties

As noted in Note 4, on March 13, 2024, we received a notice of default from Oxford, dated March 12, 2024, for events of default under our loan agreements related to the GA8 Properties. As a result of these actions, Summit derecognized the GA8 Properties as of March 12, 2024, the effective date of when the independent manager took control, and accordingly recognized an initial gain of $17.7 million for the three months ended March 31, 2024, which is included in gain on derecognition associated with GA8 Properties in the condensed consolidated statements of operations for the three months ended March 31, 2024.

On December 20, 2024, we, and the GA8 Properties, entered into a Membership Interest Assignment and Release of Guaranty Agreements (the “Release Agreements”) with Oxford, the holder of the second and mezzanine loans, and CIBC, the senior lender for the first priority loan. As a result of the execution of the Release Agreements, Summit transferred all of the outstanding membership interests in the GA Holdco and GA8 Properties to an unaffiliated transferee and obtained the release of all guaranties from all three loans with no further obligations. Summit also concurrently resigned as Manager of GA Holdco. As of December 31, 2024, GA Holdco and GA8 Properties are no longer included in our condensed consolidated financial statements.

The results of operations included in our condensed consolidated statements of operations for the three months ended March 31, 2024 are as follows:

For the Three Months Ended
March 31, 2024
Total rental revenue	$2,083,000
Property operating costs	$75,000
Depreciation and amortization	$929,000
Interest expense associated with GA8 Properties	$3,406,000

15. Segment Reporting

As of March 31, 2025 and December 31, 2024, we manage our business of investing in healthcare real estate as one reportable segment and although our portfolio is located throughout the United States, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We are managed as one segment for internal purposes and for internal decision making by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer, for making decisions and assessing performance as the source of the Company’s reportable segment. The CODM evaluates performance and makes resource allocation and operating decisions based on net income (loss). Expenses that are significant are the same as shown on the accompanying condensed consolidated statements of operations. Additionally, the CODM regularly reviews the asset information by our reportable segment that is the same as shown on the accompanying condensed consolidated balance sheets.

16. Subsequent Events

See Note 13 for issuance of stock options on April 1, 2025.

On April 15, 2025, the Company declared a cash dividend of $0.045 per share (approximately $1.0 million) to shareholders of record as of April 17, 2025, which were paid on April 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to numerous risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) March 26, 2025.

Overview

As of March 31, 2025, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. We also have three unconsolidated equity-method investments (collectively, our “Equity-Method Investments”) with interests ranging from 10% - 20% that hold an aggregate of 17 properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

We believe that continued investing in senior housing facilities is accretive to earnings and stockholder value. Senior housing facilities include independent living facilities (“IL”), skilled nursing facilities (“SNF”), assisted living facilities (“AL”), memory care facilities (“MC”) and continuing care retirement communities (“CCRC”). Each of these types of facilities focuses on different segments of the senior population. We are also evaluating alternative opportunities in the seniors housing and care sector that we believe will contribute to earnings and shareholder value.

Current Market and Economic Conditions

As of late April 2025, the U.S. economy continues to face heightened uncertainty following the announcement of new trade policies earlier this year. On February 1, President Donald Trump imposed tariffs ranging from 10% to 25% on a broad range of imports from Canada, Mexico, and China, citing national security, trade imbalances, and concerns related to fentanyl trafficking and undocumented migration. These measures have contributed to increased trade tensions, with economists warning of sustained inflationary pressures and potential disruptions across key sectors of the economy.

Financial markets have responded with elevated volatility. The U.S. dollar remains near a 22-year high against the Canadian dollar, while safe-haven assets such as gold have reached record levels. At the same time, the Federal Reserve has indicated that elevated interest rates are likely to persist through at least mid-year, in an effort to contain inflation. This sustained rate environment has tightened access to capital, especially in interest-sensitive sectors like real estate.

The senior housing and care industry is particularly sensitive to these developments. Tariff-driven increases in the cost of imported materials—such as steel, aluminum, and lumber—are driving up construction costs for new developments. Inflationary pressures are also affecting operational costs, including food services, utilities, and wages. Labor availability remains constrained, and immigration-related labor policies may exacerbate ongoing staffing shortages in skilled nursing and assisted living facilities.

Despite these headwinds, demographic trends continue to support long-term demand for senior housing. However, near-term challenges related to financing conditions, labor availability, and cost inflation remain top of mind across the sector as the broader economic outlook remains fluid.

Recent Developments

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

In September 2024, we sold three properties located in California (collectively, the “CA3), recorded an $11.2 million gain on sale of real estate properties and received approximately $14.9 million in cash.

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

Summit Portfolio Properties

At March 31, 2025, five of our seven properties are 100% leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial”), collectively, the “Operated Properties”) which are operated directly and earn resident fees and service revenue.

The following table provides summary information (excluding the 17 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of March 31, 2025:

			Square	Purchase
	Properties	Beds	Footage	Price
SNF	4	337	109,306	$31,740,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	7	558	246,071	$57,265,000

					2025
					Lease
Property	Location	Date Purchased	Type	Beds	Revenue (1)
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$142,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	151,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	353,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	277,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	191,000
Sundial Assisted Living (2)	Redding, CA	December 18, 2013	AL	65	—
Pennington Gardens (2)	Chandler, AZ	July 17, 2017	AL/MC	90	—
Total				558
(1)	Represents year-to-date rental revenue based on in-place leases, including straight-line rent, through March 31, 2025 and excluding $0.2 million in tenant reimbursement revenue.
(2)	Lease revenue due under the intercompany leases are eliminated in consolidation and revenue is reflected in resident fees and services in the accompanying condensed consolidated statements of operations for the Operated Properties.

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

Summit Union Life Holdings, LLC

In April 2015, through our operating partnership (“Operating Partnership”), we formed Summit Union Life Holdings, LLC (“SUL JV”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and entered into a limited liability company with Best Years with respect to the SUL JV (the “SUL LLC Agreement”). We have a 10% interest in the SUL JV which owns nine properties. The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2025 and December 31, 2024, the balance of our equity-method investment related to the SUL JV was approximately $1.0 million and $0.7 million, respectively.

In March 2024, the SUL JV sold one of the properties for a total gain of approximately $7.7 million. We received approximately $1.9 million in cash in April 2024 from the capital proceeds of the sale (of which approximately $0.1 million was our 10% accrued but unpaid return plus our total contribution and approximately $1.8 million was 25% of the remaining proceeds as due to us per the SUL LLC Agreement). In May 2024, the SUL JV sold one of the properties for a total gain of approximately $0.9 million and we recorded our 10% of the gain on the sales of approximately $0.1 million. In November 2024, the SUL JV sold four properties for a gain of approximately $11.1 million. We recorded our 10% share of the gain of approximately $1.1 million. As of March 31, 2025 and December 31, 2024, the balance of our equity-method investment related to the SUL JV was approximately $1.0 million and $0.7 million, respectively.

Equity-Method Partner – Fantasia Investment III LLC

In 2016 and 2017, through our Operating Partnership, we entered into two separate limited liability company agreements (collectively, the “Fantasia Agreements”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed two separate companies, Summit Fantasia Holdings II, LLC (“Fantasia II JV”) of which we own a 20% interest in two skilled nursing facilities located in Rhode Island, and through May 1, 2024, Summit Fantasia Holdings III, LLC (“Fantasia III JV”) (collectively, the “Fantasia JVs”).

The Fantasia JVs are not consolidated in our condensed consolidated financial statements and are accounted for under the equity-method in our condensed consolidated financial statements.

In 2023, the tenants of the two properties in the Fantasia II JV filed for a receivership with the state of Rhode Island and in September 2023, due to the ongoing receivership issues, we determined the fair value of our equity-method investment in the Fantasia II JV to be impaired and wrote off our equity-method balance. However, due to a change in our intention to fund a capital call, if needed, we have recorded additional losses. In April 2025, the Fantasia II JV entered into a sale agreement with the receiver and current manager. The sale is expected to close in the second quarter of 2025. As of March 31, 2025 and December 31, 2024, the balance of our equity-method investment related to the Fantasia II JV was approximately ($0.2) million and ($0.1) million, respectively.

In May 2024, the Fantasia III JV sold their eight properties for approximately $60.0 million. We received approximately $2.1 million in cash from the sale resulting in the winding-up of our equity-method investment and as such, as of May 2, 2024, we no longer have an equity-method interest in the Fantasia III JV.

Summit Fantasy Pearl Holdings, LLC

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement (the “FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of March 31, 2025 and December 31, 2024, the balance of our equity-method investment related to the FPH JV was approximately ($0.1) million.

Distributions from Equity-Method Investments

For the three months ended March 31, 2025 and 2024, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Three months Ended March 31,
	2025	2024
Distributions	$54,000	$2,002,000	(1)

Cash received for distributions	$61,000	$159,000
(1)	In March 2024, the SUL JV sold one property and we recorded distributions receivable for the proceeds from the sale for approximately $1.9 million.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 26, 2025.

Results of Operations

Our results of operations are described below:

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended
	March 31,
	2025	2024	$ Change
Total rental revenues	$1,323,000	$3,935,000	$(2,612,000)
Property operating costs	(367,000)	(535,000)	168,000
Resident fees and services income	1,919,000	1,700,000	219,000
Resident costs	(1,464,000)	(1,378,000)	(86,000)
Net operating income (1)	1,411,000	3,722,000	(2,311,000)
Asset management fees	26,000	96,000	(70,000)
General and administrative	(1,223,000)	(1,132,000)	(91,000)
Depreciation and amortization	(358,000)	(1,462,000)	1,104,000
(Loss) income from equity-method investees	(48,000)	725,000	(773,000)
Gain on derecognition of assets associated with GA8 Properties	—	17,698,000	(17,698,000)
Other income	257,000	98,000	159,000
Interest expense	(471,000)	(4,420,000)	3,949,000
Net (loss) income	(406,000)	15,325,000	(15,731,000)
Noncontrolling interests’ share in loss (income)	(24,000)	(22,000)	(2,000)
Net (loss) income applicable to common stockholders	$(430,000)	$15,303,000	$(15,733,000)
(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident fees and services revenue less property operating and resident costs. NOI excludes asset management fees, general and administrative expense, depreciation and amortization, income (loss) from equity-method investees, impairment and gains of real estate properties, other income, and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to assist in making decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance and property taxes, and resident costs are related to the Operated Properties. Net operating income decreased approximately $2.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the derecognition of the GA8 Properties as of March 12, 2024 and the sale of the CA3 Properties in September 2024, for which there was no revenue for these properties in the three months ended March 31, 2025.

The decrease in asset management fees of approximately $0.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is due primarily to the sale of the Fantasia III JV in 2024 and also a reduction in the asset management fees from the SUL JV due to the sales of six properties in 2024 (see Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements).

The increase in general and administrative of approximately $0.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to an increase in state taxes and accounting fees of approximately $0.3 million, offset by a decrease in legal and payroll expenses of approximately $0.2 million.

The decrease in depreciation and amortization of $1.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to the derecognition of the GA8 Properties and the sale of the CA3 Properties in 2024, for which there was no depreciation expense for these properties in the three months ended March 31, 2025.

The approximately $17.7 million gain on derecognition of assets associated with GA8 Properties resulted from the derecognition of the GA8 Properties in March 2024. See Note 14 in the accompanying Notes to the Condensed Consolidated Financial Statements.

The change from income to loss from equity-method investees of approximately $0.8 million is primarily related to the gain recorded in March 2024 from the sale of one property in the SUL JV.

The decrease in interest expense of approximately $4.0 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to interest for the GA8 Properties and the CA3 Properties, for which there was no interest expense for these properties in the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2025, we had approximately $24.4 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations. In April 2025, we declared and paid a cash dividend of approximately $1.0 million.

Going forward, we expect our primary sources of cash to be rental revenues and equity-method investment distributions. In addition, we may increase cash through the sale of additional properties, which may result in the derecognition of properties we already own, or borrowing against currently-owned properties. For the foreseeable future, we expect our primary uses of cash to be for funding future acquisitions, investments in joint ventures, operating expenses, interest expense on outstanding indebtedness, the repayment of principal on loans payable, and shareholder distributions. We may also incur expenditures for renovations of our existing properties, making our facilities more appealing in their market.

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

Credit Facilities and Loan Agreements

As of March 31, 2025, we had debt obligations of approximately $42.4 million, the outstanding balance by lender is as follows:

●	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $9.7 million maturing September 2053
●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $32.7 million maturing from September 2039 through April 2055
●	CIBC Bank, USA-Master Letter of Credit Agreement for $1.0 million (none outstanding)

Distributions

On April 15, 2025, the Company declared a cash dividend of $0.045 per share (approximately $1.0 million) to shareholders of record as of April 17, 2025, which were paid on April 30, 2025. No distributions were declared or paid in 2024.

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Net (loss) income applicable to common stockholders (GAAP)	$(430,000)	$15,303,000
Adjustments:
Depreciation and amortization	337,000	1,444,000
Depreciation and amortization related to non-controlling interests	(8,000)	(10,000)
Depreciation related to Equity-Method Investments	96,000	143,000
Gain on sale of property in SUL JV (included in income from Equity-Method Investments)	—	(772,000)
Gain on derecognition of assets associated with GA8 Properties	—	(17,698,000)
Funds used in operations (FFO) applicable to common stockholders	$(5,000)	$(1,590,000)
Weighted-average number of common shares outstanding - basic and diluted	23,027,978	23,027,978
FFO per weighted average common shares - basic and diluted	$(0.00)	$(0.07)

Subsequent Events

See Note 16 to the accompanying Notes to Condensed Consolidated Financial Statements.

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

Item 1A.Risk Factors.

There have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.
(b)	Not applicable.
(c)	During the three months ended March 31, 2025, we have not redeemed any of our equity securities.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5 - 1 trading arrangement or a non-Rule 10b5 - 1 trading arrangement during the three months ended March 31, 2025 as such terms are defined under Item 408(a) of Regulation S - K.

Item 6.Exhibits.

Ex.	Description
3.1

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-121238) filed on December 23, 2005 (“Post-Effective Amendment No. 1”)).

3.2	Amendment No. 1 to the Bylaws of Summit Healthcare REIT, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 20, 2025).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2025).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Elizabeth A. Pagliarini
Date: May 14, 2025	Elizabeth A. Pagliarini
Chief Executive Officer
(Principal Executive Officer)

/s/ Sharyn I. Grant
Date: May 14, 2025	Sharyn I. Grant
Chief Financial Officer
(Principal Financial Officer)