Form 10-Q
period 2025-06-30
Summit Healthcare REIT, Inc
filed 2025-08-13
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$23,825,000	$25,195,000
Restricted cash	2,838,000	2,744,000
Real estate properties, net	39,280,000	39,939,000
Tenant and other receivables, net	1,637,000	1,617,000
Other assets, net	796,000	874,000
Equity-method investments	388,000	449,000
Total assets	$68,764,000	$70,818,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$3,877,000	$4,193,000
Security deposits	337,000	338,000
Loans payable, net of debt issuance costs	40,449,000	41,030,000
Total liabilities	44,663,000	45,561,000

Commitments and contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at June 30, 2025 and December 31, 2024	23,000	23,000
Additional paid-in capital	115,503,000	116,520,000
Accumulated deficit	(91,575,000)	(91,429,000)
Total stockholders’ equity	23,951,000	25,114,000
Noncontrolling interests	150,000	143,000
Total equity	24,101,000	25,257,000
Total liabilities and equity	$68,764,000	$70,818,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Total rental revenues	$1,331,000	$1,995,000	$2,654,000	$5,930,000
Resident fees and services	1,880,000	1,729,000	3,799,000	3,429,000
Asset management fees	39,000	68,000	65,000	164,000
Total operating revenue	3,250,000	3,792,000	6,518,000	9,523,000

Expenses:
Property operating costs	356,000	419,000	723,000	954,000
Resident costs	1,433,000	1,479,000	2,897,000	2,857,000
General and administrative	826,000	1,242,000	2,048,000	2,374,000
Depreciation and amortization	361,000	488,000	720,000	1,950,000
Total operating expenses	2,976,000	3,628,000	6,388,000	8,135,000

Gain on derecognition associated with GA8 Properties (Note 14)	—	(3,323,000)	—	(21,021,000)

Operating income	274,000	3,487,000	130,000	22,409,000

Income from equity-method investees	224,000	1,141,000	176,000	1,866,000
Other income	279,000	103,000	536,000	201,000
Interest expense	(469,000)	(859,000)	(940,000)	(1,873,000)
Interest expense associated with GA8 Properties (Note 14)	—	(3,393,000)	—	(6,799,000)

Net income (loss)	308,000	479,000	(98,000)	15,804,000
Noncontrolling interests’ share in net (income) loss	(24,000)	(25,000)	(48,000)	(47,000)
Net income (loss) applicable to common stockholders	$284,000	$454,000	$(146,000)	$15,757,000

Basic and diluted:
Net income (loss) applicable to common stockholders	$0.01	$0.02	$(0.01)	$0.68

Weighted average shares used to calculate basic earnings per common share	23,027,978	23,027,978	23,027,978	23,027,978
Weighted average shares used to calculate diluted earnings per common share	23,073,690	23,027,978	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2025	23,027,978	$23,000	$116,520,000	$(91,429,000)	$25,114,000	$143,000	$25,257,000
Stock-based compensation	—	—	11,000	—	11,000	—	11,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(21,000)	(21,000)
Net (loss) income	—	—	—	(430,000)	(430,000)	24,000	(406,000)
Balance — March 31, 2025	23,027,978	$23,000	$116,531,000	$(91,859,000)	$24,695,000	$146,000	$24,841,000
Stock-based compensation	—	—	8,000	—	8,000	—	8,000
Distributions paid to stockholders	—	—	(1,036,000)	—	(1,036,000)	—	(1,036,000)
Distributions paid to noncontrolling interests	—	—	—	—	—	(20,000)	(20,000)
Net income	—	—	—	284,000	284,000	24,000	308,000
Balance — June 30, 2025	23,027,978	$23,000	$115,503,000	$(91,575,000)	$23,951,000	$150,000	$24,101,000

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2024	23,027,978	$23,000	$116,473,000	$(118,535,000)	$(2,039,000)	$122,000	$(1,917,000)
Stock-based compensation	—	—	12,000	—	12,000	—	12,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(18,000)	(18,000)
Net income	—	—	—	15,303,000	15,303,000	22,000	15,325,000
Balance — March 31, 2024	23,027,978	$23,000	$116,485,000	$(103,232,000)	$13,276,000	$126,000	$13,402,000
Stock-based compensation	—	—	12,000	—	12,000	—	12,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(19,000)	(19,000)
Net income	—	—	—	454,000	454,000	25,000	479,000
Balance — June 30, 2024	23,027,978	$23,000	$116,497,000	$(102,778,000)	$13,742,000	$132,000	$13,874,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(98,000)	$15,804,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	34,000	225,000
Depreciation and amortization	720,000	1,950,000
Amortization of above-market lease intangible	—	37,000
Straight-line rents	(19,000)	(131,000)
Stock-based compensation expense	19,000	24,000
Income from equity-method investees	(176,000)	(1,866,000)
Gain on derecognition of assets associated with GA8 Properties	—	(21,021,000)
Change in operating assets and liabilities, net of derecognition of assets:
Tenant and other receivables, net	9,000	2,068,000
Other assets, net	37,000	220,000
Accounts payable and accrued liabilities	(237,000)	2,735,000
Security deposits	—	(280,000)
Net cash provided by (used in) operating activities	289,000	(235,000)

Cash flows from investing activities:
Reduction of cash from derecognition of assets associated with GA8 Properties	—	(576,000)
Additions to real estate and other assets	(100,000)	(58,000)
Investment in equity-method investees	(323,000)	—
Distributions received from equity-method investees	550,000	2,564,000
Net cash provided by investing activities	127,000	1,930,000

Cash flows from financing activities:
Payments of loans payable	(615,000)	(1,533,000)
Payment of distributions to stockholders	(1,036,000)	—
Distributions paid to noncontrolling interests	(41,000)	(37,000)
Net cash used in financing activities	(1,692,000)	(1,570,000)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,276,000)	125,000
Cash, cash equivalents and restricted cash – beginning of period	27,939,000	14,183,000
Cash, cash equivalents and restricted cash – end of period	$26,663,000	$14,308,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$775,000	$5,725,000

Supplemental disclosure of non-cash financing and investing activities:
Derecognition of assets associated with GA8 Properties (Note 14):
Real estate properties, net	$—	$97,637,000
Intangible lease assets, net	$—	$10,250,000
Other assets	$—	$12,000
Accounts payable and accrued liabilities	$—	$(821,000)
Write off of deferred financing costs	$—	$790,000
Security deposits	$—	$(2,589,000)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that, as of June 30, 2025 owns 100% of three properties, 95.3% of four properties, and holds a 10% interest in two unconsolidated equity-method investments that hold an aggregate of 13 properties. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, including but not limited to Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), except where the context otherwise requires.

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

We have a 10% interest in the SUL JV which, as of June 30, 2025, owns seven properties, and as of December 31, 2024, owned nine properties (see Note 5 for further information).

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. In May 2025, we wrote off the equity-method investment balance of approximately $(0.3 million) in connection with Fantasia II JV’s sale of its two properties. As such, as of June 30, 2025, we no longer have an equity-method investment in the Fantasia II JV and as of December 31, 2024, we had a 20% interest in the Fantasia II JV which owned two properties.

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

Summit Fantasy Pearl Holdings, LLC – Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of June 30, 2025 and December 31, 2024, we have a 10% interest in the FPH JV which owns six properties.

Taxable REIT Subsidiaries

Summit Healthcare Asset Management, LLC

Summit Healthcare Asset Management, LLC (“SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We serve as the manager of the SUL JV, Fantasia II JV (through May 30, 2025), Fantasia III JV (through May 2, 2024), and FPH JV (collectively, our “Equity-Method Investments”), and provide management services in exchange for fees and reimbursements. All asset management fees earned by us are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS. See Notes 5 and 7 for further information.

SHOP TRS LLC

SHOP TRS LLC (“SHOP TRS”) is our wholly-owned taxable REIT subsidiary that is the sole member for two of our operated properties which are the lessees for our two respective 100% owned real estate properties and the operated properties’ operations are consolidated in our condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 26, 2025. The accompanying condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2024 consolidated financial statements as contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 26, 2025 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2024 have been omitted in this report.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$23,825,000	$25,195,000
Restricted cash	2,838,000	2,744,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$26,663,000	$27,939,000

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

3. Investments in Real Estate Properties

The table below includes, as of June 30, 2025 and December 31, 2024, our seven real estate properties held by our consolidated subsidiaries, five of which are 100% leased to the tenants of the related facilities and two are each 100% leased to an affiliated subsidiary, and excludes the 13 properties owned by our unconsolidated Equity-Method Investments (see Note 5).

	June 30,	December 31,
	2025	2024
Land	$6,237,000	$6,237,000
Buildings and improvements	48,628,000	48,628,000
Less: accumulated depreciation	(15,712,000)	(15,082,000)
Buildings and improvements, net	32,916,000	33,546,000
Furniture and fixtures	4,534,000	4,534,000
Less: accumulated depreciation	(4,407,000)	(4,378,000)
Furniture and fixtures, net	127,000	156,000
Real estate properties, net	$39,280,000	$39,939,000

For the three months ended June 30, 2025 and 2024, depreciation expense (excluding lease intangibles amortization and leasing commission amortization) was approximately $0.4 million and $0.5 million, respectively. For the six months ended June 30, 2025 and 2024, depreciation expense (excluding intangible lease amortization and leasing commission amortization) was approximately $0.7 million and $1.8 million, respectively.

GA8 Properties

In 2021, through our wholly-owned subsidiary and the parent holding company for the GA8 Properties, Summit Georgia Holdings LLC (“GA Holdco”), we acquired eight skilled nursing facilities located in Georgia (collectively, the “GA8 Properties”). In March 2024, we derecognized the eight properties and in December 2024, transferred ownership and were released from all debt obligations associated with the GA8 Properties. See Notes 4 and 14 for further information.

Sale of CA3 Properties

In 2021, we acquired three properties located in California (“CA3 Properties”) and we entered into a first priority $15.0 million mortgage loan collateralized by the CA3 Properties with CIBC Bank, USA (“CIBC”). On September 6, 2024, we completed the sale of the CA3 Properties for an aggregate sales price of $30.0 million. The net cash proceeds we received from the sale were approximately $14.9 million after the payoff of the outstanding $15.0 million loan payable from CIBC, and less the expenses and fees incurred with the sale.

Summary of Properties

The following table provides summary information regarding our portfolio (excluding the 13 properties owned by our unconsolidated Equity-Method Investments) as of June 30, 2025:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Rivers Edge Rehabilitation and Care (f/k/a Sheridan Care Center)	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$3,556,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,120,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	10,771,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	5,200,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,245,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,535,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	9,621,000
Total:				$57,265,000	$42,048,000
(1)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the 13 properties owned by our unconsolidated Equity-Method Investments, and the two intercompany leases between our wholly-owned subsidiaries: Summit Chandler LLC and Pennington Gardens, and HP Redding LLC and Sundial) as of June 30, 2025, for the period from July 1, 2025 to December 31, 2025 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
July 1, 2025 to December 31, 2025	$2,227,000
2026	4,525,000
2027	4,616,000
2028	3,140,000
2029	3,202,000
Thereafter	9,572,000
$27,282,000

Impairment of Real Estate Properties

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances.

No impairments were recorded during the six months ended June 30, 2025 and 2024.

4. Loans Payable

As of June 30, 2025 and December 31, 2024, our loans payable consisted of the following:

	June 30, 2025	December 31, 2024
Loans payable to Lument (formerly ORIX Real Estate Capital, LLC) (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial and Friendship Haven.	$32,427,000	$32,955,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	9,621,000	9,708,000
	42,048,000	42,663,000
Less debt issuance costs	(1,599,000)	(1,633,000)
Total loans payable	$40,449,000	$41,030,000

As of June 30, 2025, we have total debt obligations of approximately $42.0 million that will mature between 2039 and 2055. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of June 30, 2025, we were in compliance with all of our debt covenants.

During the three months ended June 30, 2025 and 2024, we incurred approximately $0.5 million and $4.2 million of interest expense, respectively, excluding debt issuance costs amortization related to our loans payable and including, for 2024, interest expense related to the GA8 Properties. During the six months ended June 30, 2025 and 2024, we incurred approximately $0.9 million and $8.4 million of interest expense, respectively, excluding debt issuance costs amortization related to our loans payable and including, for 2024, interest expense related to the GA8 Properties.

In connection with our loans payable, we incurred debt issuance costs. As of June 30, 2025 and December 31, 2024, the unamortized balance of the debt issuance costs was approximately $1.6 million. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the three months ended June 30, 2025 and 2024, $0.02 million and $0.03 million, respectively, of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, $0.03 million and $0.2 million, respectively of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

The principal payments due on the loans payable for the period from July 1, 2025 to December 31, 2025 and for each of the four following years and thereafter ending December 31 are as follows:

Principal
Years Ending	Amount
July 1, 2025 to December 31, 2025	$629,000
2026	1,292,000
2027	1,341,000
2028	1,391,000
2029	1,443,000
Thereafter	35,952,000
$42,048,000

GA8 Properties

The GA8 Properties were financed in 2021 with a $91.0 million first priority mortgage loan with CIBC collateralized by those properties, a $20.0 million subordinated term loan with Oxford Finance LLC (“Oxford”) collateralized by those properties and a $12.75 million mezzanine loan with Oxford secured by the equity interests of the GA Holdco.

During 2023 and 2024, we were out of compliance with respect to our debt covenants for our GA8 Properties due to the tenants’ EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) default and from our continuing failure to pay the full and timely interest payments due since October 2023 on the mezzanine loan and January 2024 for the subordinated term loan.

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

Master Letter of Credit Agreement

We currently have a $1.0 million Master Letter of Credit Agreement with CIBC. As of June 30, 2025, there are no outstanding letters of credit under this agreement.

5. Equity-Method Investments

As of June 30, 2025 and December 31, 2024, the balances of our Equity-Method Investments were approximately $0.4 million and are as follows:

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

For the six months ended June 30, 2025 and 2024, we invested approximately $0.3 million and $0, respectively, related to capital calls for the SUL JV.

In May 2025, the SUL JV sold two properties for a gain of approximately $3.6 million. We recorded our 10% share of the gain of approximately $0.4 million in income from equity-method investees in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and received approximately $0.4 million in cash related to the sales. In June 2025, the SUL JV impaired two properties. We recorded our 10% share of the impairment charge of approximately $0.4 million which is recorded in income from equity-method investees in the condensed consolidated statements of operations for the three and six months ended June 30, 2025.

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

As of June 30, 2025 and December 31, 2024, the balance of our equity-method investment related to the SUL JV was approximately $0.5 million and $0.7 million, respectively.

Summit Fantasia Holdings II, LLC

In May 2025, the Fantasia II JV sold its two properties. Due to our intention to fund the Fantasia II JV prior to the execution of the sale agreements in April 2025, we recorded the losses incurred in the Fantasia II JV which resulted in a negative balance of our equity-method investment related to the Fantasia II JV of approximately ($0.3) million as of March 31, 2025. Due to the sale of the properties in May 2025, we no longer have an equity-method investment in the Fantasia II JV and we wrote off the approximately ($0.3) million equity-method investment balance, which is included in the condensed consolidated statements of operations for the three and six months ended June 30, 2025.

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

During 2023 and 2022, the FPH JV tenants deferred rent and paid reduced rents, and as such, we determined the fair value of our investment in the FPH JV to be impaired. When the tenant resumed paying all rents in January 2024 and reported net income, we recorded the income after the net losses that the JV incurred were reduced to zero and additionally, we recorded distributions in 2024, which resulted in a negative equity-method investment balance.

As of June 30, 2025 and December 31, 2024, the balance of our equity-method investment related to the FPH JV was approximately ($0.1) million.

Distributions from Equity-Method Investments

As of June 30, 2025 and December 31, 2024, we have distributions receivable, which are included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	June 30,	December 31,
	2025	2024
SUL JV	$55,000	$49,000
Fantasia II JV	33,000	30,000
FPH JV	56,000	56,000
Total	$144,000	$135,000

For the six months ended June 30, 2025 and 2024, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
		Cash Flow	Cash Flow		Cash Flow	Cash Flow
	Total Cash	from	from	Total Cash	from	from
	Distributions	Operating	Investing	Distributions	Operating	Investing
	Received	Activities	Activities	Received	Activities	Activities
SUL JV	$550,000	$—	$550,000	$2,134,000	$874,000	$1,260,000
Fantasia III JV	—	—	—	2,158,000	916,000	1,242,000
FPH JV	—	—	—	97,000	35,000	62,000
Total	$550,000	$—	$550,000	$4,389,000	$1,825,000	$2,564,000

Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in those agreements. For the three months ended June 30, 2025 and 2024, we recorded approximately $0.04 million and $0.07 million, respectively, in asset management fees from our Equity-Method Investments. For the six months ended June 30, 2025 and 2024, we recorded approximately $0.07 million and $0.2 million, respectively, in asset management fees from our Equity-Method Investments (see Note 7).

6. Receivables

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	June 30,	December 31,
	2025	2024
Straight-line rent receivables	$1,104,000	$1,085,000
Distribution receivables from Equity-Method Investments (see Note 5)	144,000	135,000
Asset management fees	109,000	135,000
Other receivables	280,000	262,000
Total	$1,637,000	$1,617,000

7. Related Party Transactions

Equity-Method Investments

See Notes 5 and 6 for further discussion of distributions and asset management fees related to our Equity-Method Investments.

8. Intangible Lease Assets

Due to the sale of the CA3 Properties in September 2024 (see Note 3) and the derecognized and disposal of the GA8 Properties in March 2024 and December 2024, respectively, (see Note 14), there are no intangible lease assets as of June 30, 2025 and December 31, 2024.

For the three months ended June 30, 2024, amortization expense for intangible lease assets was approximately $0.02 million, of which approximately $0.02 million relates to the amortization of above market leases, which is included within rental revenues in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2024, amortization expense for intangible lease assets was approximately $0.2 million, of which approximately $0.04 million, relates to the amortization of above - market leases which is included within rental revenues in the accompanying condensed consolidated statements of operations.

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

Supplemental balance sheet information related to the Office Lease is as follows:

Component	Consolidated Balance Sheet Caption	June 30, 2025	December 31, 2024
Right of use asset - operating	Other assets, net	$142,000	$223,000
Lease liability - operating	Accounts payable and accrued liabilities	$180,000	$283,000

Lease expense is included within general and administrative expenses in the condensed consolidated statements of operations. For each of the three months ended June 30, 2025 and 2024, we recognized approximately $0.05 million in lease expense. For each of the six months ended June 30, 2025 and 2024, we recognized approximately $0.1 million in lease expense. For each of the six months ended June 30, 2025 and 2024, we paid approximately $0.1 million in lease payments which are classified within operating activities in the consolidated statements of cash flows and the weighted average remaining lease term is 0.75 years.

Lease payments on the Office Lease for the period from July 1, 2025 to December 31, 2025 and for the following years ending December 31 are as follows:

Year	Lease payments
July 1, 2025 to December 31, 2025	$127,000
2026	56,000
Total lease payments	$183,000
Less imputed interest	(3,000)
Total lease liability	$180,000

10. Concentration of Risk

As of June 30, 2025, we owned one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 13 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

For the three months ended June 30, 2025, we leased our 5 real estate properties to 3 different tenants under long-term triple net leases and these three tenants each represented more than 10% of our rental revenue. For the three months ended June 30, 2024, we leased our 16 real estate properties to 14 different tenants under long-term triple net leases, and four of the 14 tenants each represented more than 10% of our rental revenue.

For the six months ended June 30, 2025, we leased our 5 real estate properties to 3 different tenants under long-term triple net leases, and these three tenants each represented more than 10% of our rental revenue. For the six months ended June 30, 2024, 16 of our real estate properties were leased to 14 different tenants under long-term triple net leases, and two of the 14 tenants each represented more than 10% of our rental revenue.

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

As of June 30, 2025 and December 31, 2024, the fair value of our HUD-insured loans payable was $34.3 million and $37.3 million, compared to the principal balance (excluding debt discount) of $42.0 million and $42.7 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. The fair value of our fixed and variable rate loans payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

As of June 30, 2025 and December 31, 2024, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

Legal Proceedings

HCRE

The Company is currently engaged in litigation with Healthcare Real Estate Partners, LLC (“HCRE”) regarding certain matters surrounding a September 2015 bankruptcy petition against HCRE and subsequent claims related thereto. The Bankruptcy Court entered an Order and Judgment with respect to the amounts set forth below on May 2, 2024. The Company filed a notice of appeal with respect to the $664,637 fee award, which appeal remains pending. The Company has also asserted counterclaims against HCRE, which are pending in the Delaware District Court, and which are stayed pending a final determination of the matters addressed in the Bankruptcy Court, including the appeal. Based on the assessment by management, as of June 30, 2025, the Company has accrued $75,000 for the reimbursement of legal fees related to the involuntary petition filing and $0 for the $665,000 in attorney’s fees related to the stay violation as we believe that a loss is currently not probable under Accounting Standards Codification (“ASC”) 450, Contingencies.

Eikanas Dispute

The Company is currently engaged in litigation with the Company’s former Chief Executive Officer and Board Member, Kent Eikanas, for a lawsuit filed in 2023, for, among other things, wrongful termination and breach of contract, and seeking unspecified monetary damages. In 2024, Mr. Eikanas amended his Complaint to add additional causes of action and three new defendants – Steven Roush, Board Member; Suzanne Koenig, Board Member; and Elizabeth Pagliarini, Chief Executive Officer and Board Member. The parties have agreed to attend mediation in late August 2025 and a trial date is now scheduled for May 2026. Based on the assessment by management, the Company believes that a loss is currently not probable or estimable under ASC 450, Contingencies, and as of June 30, 2025, no accrual has been made with regard to the claim.

Indemnification and Employment Agreements

On April 7, 2025, we entered into indemnification agreements, as amended, with our executive officers and directors which generally provide that the Company shall indemnify the indemnified persons to the fullest extent permitted by applicable law, subject to certain exceptions, against expenses, judgments, fines, and other amounts actually and reasonably incurred in connection with their service as a director or officer. The indemnification agreement also provides for rights to advancement of expenses.

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

During the six months ended June 30, 2025, 26,667 vested shares were forfeited due to employee terminations. On April 1, 2025, we granted 33,000 stock options to our non-executive employees under our Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan. The stock options vest monthly beginning on May 1, 2025 and continuing over a three-year period through April 1, 2028. The options expire 10 years from the grant date. The weighted-average fair value per share of the stock options granted was $0.76.

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2025
Stock options granted	33,000
Expected volatility	39.4%
Expected term	5.75	years
Risk-free interest rate	3.96%
Dividend yield	—%
Fair value per share	$0.76

The following table summarizes our stock options as of June 30, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2025	1,134,730	$2.16
Granted	33,000	1.75
Exercised	—
Cancelled/forfeited	26,667	$2.22
Options outstanding at June 30, 2025	1,141,063	$2.15	3.42	$100,110

Options exercisable at June 30, 2025	1,090,451	$2.16	3.16	$86,202

For our outstanding non-vested options as of June 30, 2025, the weighted average grant date fair value per share was $0.82. As of June 30, 2025, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
July 1, 2025 to December 31, 2025	$15,000
2026	15,000
2027	8,000
2028	3,000
$41,000

The stock-based compensation expense reported for the three months ended June 30, 2025 and 2024 was approximately $8,000 and $12,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. The stock-based compensation expense reported for the six months ended June 30, 2025 and 2024 was approximately $19,000 and $24,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

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

On December 20, 2024, we, and the GA8 Properties, entered into Membership Interest Assignment and Release of Guaranty Agreements (the “Release Agreements”) with Oxford, the holder of the second and mezzanine loans, and CIBC, the senior lender for the first priority loan. As a result of the execution of the Release Agreements, Summit transferred all of the outstanding membership interests in the GA Holdco and GA8 Properties to an unaffiliated transferee and obtained the release of all guaranties from all three loans with no further obligations. Summit also concurrently resigned as Manager of GA Holdco. As of December 31, 2024, GA Holdco and GA8 Properties are no longer included in our condensed consolidated financial statements.

The results of operations included in our condensed consolidated statements of operations for the three and six months ended June 30, 2024 are as follows:

	For Three Months Ended	For the Six Months Ended
Condensed Combined Statements of Operations:	June 30, 2024	June 30, 2024
Total rental revenue	$—	$2,083,000
Property operating costs	$—	$75,000
Depreciation and amortization	$—	$929,000
Interest expense	$3,393,000	$6,799,000

15. Segment Reporting

As of June 30, 2025 and December 31, 2024, we manage our business of investing in healthcare real estate as one reportable segment and although our portfolio is located throughout the United States, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We are managed as one segment for internal purposes and for internal decision making by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer, for making decisions and assessing performance as the source of the Company’s reportable segment. The CODM evaluates performance and makes resource allocation and operating decisions based on net income (loss). Expenses that are significant are the same as shown on the accompanying condensed consolidated statements of operations. Additionally, the CODM regularly reviews the asset information by our reportable segment that is the same as shown on the accompanying condensed consolidated balance sheets.

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

Overview

As of June 30, 2025, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. We also have a 10% interest in two unconsolidated equity-method investments (collectively, our “Equity-Method Investments”) that hold an aggregate of 13 properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Current Market and Economic Conditions

As of mid-July 2025, the U.S. economy remains in a period of elevated uncertainty marked by persistent inflationary pressures, tight credit conditions, and ongoing geopolitical and policy-driven disruptions. The tariffs announced earlier this year by President Donald Trump have begun to impact supply chains more broadly, increasing costs across multiple industries and contributing to rising consumer prices. In response, several major trading partners have enacted retaliatory measures, further straining global trade flows.

Financial markets continue to reflect this volatility. Equity indices have experienced significant fluctuations, and gold has held near record highs. The Federal Reserve has reiterated its commitment to maintaining higher interest rates for longer, citing persistent core inflation and a resilient labor market. Borrowing costs remain at multi-decade highs, further tightening capital availability—particularly in sectors like real estate that are highly sensitive to interest rates.

Within the senior housing and care sector, these macroeconomic conditions are having tangible effects. Tariff-related cost increases continue to drive up the price of construction materials, pressuring development pipelines. At the same time, rising operating expenses—from labor and food to insurance and utilities—are compressing margins. Labor shortages remain acute, particularly in skilled nursing and assisted living settings, and proposed immigration restrictions are likely to further constrain the available workforce.

Nevertheless, the long-term fundamentals of the industry remain favorable. The aging of the baby boomer generation continues to drive steady demand growth, and occupancy rates across many markets have shown gradual improvement. Operators and capital providers alike are navigating this complex environment with a focus on cost management, workforce stabilization, and selective investment activity as they await more favorable financing conditions.

Recent Developments

We have spent the last several years evaluating the value proposition of each of our asset holdings and assessing how to best maximize their value for the benefit of our stockholders. In several cases, this has meant seeking the sale of our properties and concentrating our efforts towards the properties showing the most economic stability and potential for growth.

In March 2024, we derecognized the eight skilled nursing facilities located in Georgia (collectively, the “GA8 Properties”) in connection with certain loan defaults and in December 2024, entered into Membership Interest Assignment and Release of Guaranty Agreements (the “Release Agreements”) with Oxford, the holder of the second and mezzanine loans, and CIBC, the senior lender for the first priority loan. As a result of the execution of the Release Agreements, Summit transferred all of the outstanding membership interests in the GA Holdco and GA8 Properties to an unaffiliated transferee and obtained the release of all guaranties from all three loans with no further obligations. Summit also concurrently resigned as Manager of GA Holdco.

In September 2024, we sold three properties located in California (collectively, the “CA3), recorded an $11.2 million gain on sale of real estate properties and received approximately $14.9 million in cash.

With respect to our equity-method investments, in May 2024, the Fantasia III JV sold their eight properties for approximately $60.0 million. We received approximately $2.1 million in cash from the sale resulting in the winding-up of our equity-method investment and as such, as of May 2, 2024, we no longer have an equity-method interest in the Fantasia III JV. During the year ended December 31, 2024, the SUL JV sold six properties within the SUL JV and we received an aggregate of approximately $2.9 million in cash. Additionally, in May 2025, the SUL JV sold two properties within the SUL JV and we received an aggregate of approximately $0.4 million in cash. Also, in connection with Fantasia II JV’s sale of its two properties in May 2025, we wrote off the equity-method investment balance of approximately $(0.3 million) and as of June 30, 2025, we no longer have an equity-method investment in the Fantasia II JV.

Summit Portfolio Properties

At June 30, 2025, five of our seven properties are 100% leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial”), collectively, the “Operated Properties”) which are operated directly and earn resident fees and service revenue.

The following table provides summary information (excluding the 13 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of June 30, 2025:

			Square	Purchase
	Properties	Beds	Footage	Price
SNF	4	337	109,306	$31,740,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	7	558	246,071	$57,265,000

					2025
					Lease
Property	Location	Date Purchased	Type	Beds	Revenue (1)
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$284,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	303,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	706,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	555,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	382,000
Sundial Assisted Living (2)	Redding, CA	December 18, 2013	AL	65	—
Pennington Gardens (2)	Chandler, AZ	July 17, 2017	AL/MC	90	—
Total				558
(1)	Represents year-to-date rental revenue based on in-place leases, including straight-line rent, through June 30, 2025 and excluding $0.4 million in tenant reimbursement revenue.
(2)	Lease revenue due under the intercompany leases are eliminated in consolidation and revenue is reflected in resident fees and services in the accompanying condensed consolidated statements of operations for the Operated Properties.

Summit Equity-Method Investment Portfolio Properties

Our primary source of capital since 2015 has been institutional funds raised through a joint venture structure and accounted for as equity-method investments; however, in the future, we may raise additional capital through alternative methods if warranted by market conditions or other factors.

Summit Union Life Holdings, LLC

In April 2015, through our operating partnership (“Operating Partnership”), we formed Summit Union Life Holdings, LLC (“SUL JV”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and entered into a limited liability company with Best Years with respect to the SUL JV (the “SUL LLC Agreement”). We have a 10% interest in the SUL JV which owns seven properties. The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements.

In May 2025, the SUL JV sold two of its properties for a total gain of approximately $4.0 million and for the three and six months ended June 30, 2025, we recorded our 10% of the gain on the sales of approximately $0.4 million. We received approximately $0.4 million in cash from the capital proceeds of the sales. In June 2025, the SUL JV impaired two properties due to pending sales. We recorded our 10% of the impairment charge of approximately $0.4 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2025.

In March 2024, the SUL JV sold one of its properties for a total gain of approximately $7.7 million. We received approximately $1.9 million in cash in April 2024 from the capital proceeds of the sale (of which approximately $0.1 million was our 10% accrued but unpaid return plus our total contribution and approximately $1.8 million was 25% of the remaining proceeds as due to us per the SUL LLC Agreement). In May 2024, the SUL JV sold one of the properties for a total gain of approximately $0.9 million and we recorded our 10% of the gain on the sales of approximately $0.1 million. In November 2024, the SUL JV sold four properties for a gain of approximately $11.1 million. We recorded our 10% share of the gain of approximately $1.1 million.

As of June 30, 2025 and December 31, 2024, the balance of our equity-method investment related to the SUL JV was approximately $0.5 million and $0.7 million, respectively.

Equity-Method Partner – Fantasia Investment III LLC

In 2016 and 2017, through our Operating Partnership, we entered into two separate limited liability company agreements (collectively, the “Fantasia Agreements”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed two separate companies, and through May 30, 2025, Summit Fantasia Holdings II, LLC (“Fantasia II JV”) of which we owned a 20% interest in two skilled nursing facilities located in Rhode Island, and through May 1, 2024, Summit Fantasia Holdings III, LLC (“Fantasia III JV”) (collectively, the “Fantasia JVs”).

The Fantasia JVs were not consolidated in our condensed consolidated financial statements and were accounted for under the equity-method in our condensed consolidated financial statements.

Through March 31, 2025, we had continued to report losses incurred in the Fantasia II JV as an equity-method investment because of our ongoing intention to fund the JV. As of April 1, 2025, we no longer intended to fund the Fantasia II JV due to its execution of an agreement to sell its two properties in May 2025 and therefore did not record any further losses incurred by the Fantasia II JV. As of May 30, 2025, we wrote off the equity-method investment balance of $(0.3 million) and as such, we no longer have an equity-method investment in the Fantasia II JV.

In May 2024, the Fantasia III JV sold their eight properties for approximately $60.0 million. We received approximately $2.1 million in cash from the sale resulting in the winding-up of our equity-method investment and as such, as of May 2, 2024, we no longer have an equity-method interest in the Fantasia III JV.

Summit Fantasy Pearl Holdings, LLC

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement (the “FPH LLC Agreement”) with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of June 30, 2025 and December 31, 2024, the balance of our equity-method investment related to the FPH JV was approximately ($0.1) million.

Distributions from Equity-Method Investments

For the six months ended June 30, 2025 and 2024, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Six Months Ended June 30,
	2025	2024
Distributions	$559,000	$4,175,000

Cash received for distributions	$550,000	$4,389,000

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 26, 2025.

Results of Operations

Our results of operations are described below:

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended
	June 30,
	2025	2024	$ Change
Total rental revenues	$1,331,000	$1,995,000	$(664,000)
Property operating costs	(356,000)	(419,000)	63,000
Resident fees and services income	1,880,000	1,729,000	151,000
Resident costs	(1,433,000)	(1,479,000)	46,000
Net operating income (1)	1,422,000	1,826,000	(404,000)
Asset management fees	39,000	68,000	(29,000)
General and administrative	(826,000)	(1,242,000)	416,000
Depreciation and amortization	(361,000)	(488,000)	127,000
Income from equity-method investees	224,000	1,141,000	(917,000)
Gain on derecognition of assets associated with GA8 Properties	—	3,323,000	(3,323,000)
Other income	279,000	103,000	176,000
Interest expense (including interest expense associated with GA8 Properties)	(469,000)	(4,252,000)	3,783,000
Net income	308,000	479,000	(171,000)
Noncontrolling interests’ share in (income) loss	(24,000)	(25,000)	1,000
Net income applicable to common stockholders	$284,000	$454,000	$(170,000)
(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident fees and services revenue less property operating and resident costs. NOI excludes asset management fees, general and administrative expense, depreciation and amortization, income (loss) from equity-method investees, impairment and gains of real estate properties, other income, and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to assist in making decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance and property taxes, and resident costs are related to the Operated Properties. Net operating income decreased approximately $0.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to the sale of the CA3 Properties in September 2024, for which there was no revenue for these properties in the three months ended June 30, 2025.

The decrease in asset management fees of approximately $0.03 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is due primarily to the sale of the Fantasia III JV in May 2024 and also a reduction in the asset management fees from the SUL JV due to the sales of two properties in May 2025 and six properties in 2024 (see Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements).

The decrease in general and administrative of approximately $0.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is primarily due to a decrease in legal fees of approximately $0.2 million and payroll expenses of approximately $0.1 million, and the write off of a software project of approximately $0.1 million in the three months ended June 30, 2024.

The decrease in depreciation and amortization of approximately $0.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is primarily due to sale of the CA3 Properties in September 2024, for which there was no depreciation expense for these properties in the three months ended June 30, 2025.

The decrease in income from equity-method investees for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 of approximately $0.9 million is primarily related to the gain recorded in May 2024 from the sale of properties in the Fantasia III JV.

The approximately $3.3 million gain on derecognition of assets associated with GA8 Properties resulted from the additional interest expenses for the GA8 Properties in the three months ended June 30, 2024. See Note 14 in the accompanying Notes to the Condensed Consolidated Financial Statements.

The increase in other income of approximately $0.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is primarily due to the interest received on the cash we received from the sale of the CA3 Properties and Equity-Method Investment proceeds.

The decrease in interest expense of approximately $3.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is primarily due to interest for the GA8 Properties and the CA3 Properties, for which there was no interest expense for these properties in the three months ended June 30, 2025.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended
	June 30,
	2025	2024	$ Change
Total rental revenues	$2,654,000	$5,930,000	$(3,276,000)
Property operating costs	(723,000)	(954,000)	231,000
Resident fees and services income	3,799,000	3,429,000	370,000
Resident costs	(2,897,000)	(2,857,000)	(40,000)
Net operating income (1)	2,833,000	5,548,000	(2,715,000)
Asset management fees	65,000	164,000	(99,000)
General and administrative	(2,048,000)	(2,374,000)	326,000
Depreciation and amortization	(720,000)	(1,950,000)	1,230,000
Income from equity-method investees	176,000	1,866,000	(1,690,000)
Gain on derecognition of assets associated with GA8 Properties	—	21,021,000	(21,021,000)
Other income	536,000	201,000	335,000
Interest expense (including interest expense associated with GA8 Properties)	(940,000)	(8,672,000)	7,732,000
Net (loss) income	(98,000)	15,804,000	(15,902,000)
Noncontrolling interests’ share in (income) loss	(48,000)	(47,000)	(1,000)
Net (loss) income applicable to common stockholders	$(146,000)	$15,757,000	$(15,903,000)

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance, and property taxes, and resident costs are related to the Operated Properties. Net operating income decreased approximately $2.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to a decrease in total rental revenues and property operating costs from the derecognition of the GA8 Properties as of March 11, 2024, of approximately $2.0 million and the sale of the CA3 Properties in 2024 of approximately $1.0 million offset by an increase in net operating income of approximately $0.3 million for the Operated Properties.

The decrease in asset management fees of approximately $0.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is mainly due the reduction of asset management fees from the SUL JV due to the sales of properties in 2025 and 2024, no asset management fees from the Fantasia II JV due to the tenants’ receivership, and none from the Fantasia III JV due to the sale of its properties in May 2024.

The decrease in depreciation and amortization of $1.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is primarily due to the derecognition of the GA8 Properties and the sale of the CA3 Properties in 2024.

The decrease in income from equity-method investees of approximately $1.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is mainly due to $0.8 million equity-method income recorded from the sale of the properties in the SUL JV in 2024 and $0.8 million equity-method income recorded from the sale of properties in the Fantasia III JV in May 2024.

The approximately $21.0 million gain on derecognition of assets associated with GA8 Properties resulted from the derecognition of the GA8 Properties in March 2024. See Note 14 in the accompanying Notes to the Condensed Consolidated Financial Statements.

The increase in other income of approximately $0.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is primarily due to the interest received on the cash we received from the sale of the CA3 Properties and Equity-Method Investment proceeds.

The decrease in interest expense of $7.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is primarily due to interest for the GA8 Properties and the CA3 Properties, for which there was no interest expense for these properties in the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2025, we had approximately $23.8 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

Going forward, we expect our primary sources of cash to be rental revenues and equity-method investment distributions. In addition, we may increase cash through the sale of additional properties, which may result in the derecognition of properties we already own. For the foreseeable future, we expect our primary uses of cash to be for funding future acquisitions, operating expenses, interest expense on outstanding indebtedness, the repayment of principal on loans payable, and shareholder distributions. We may also incur expenditures for renovations of our existing properties, making our facilities more appealing in their market.

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

Credit Facilities and Loan Agreements

As of June 30, 2025, we had debt obligations of approximately $42.0 million, the outstanding balance by lender is as follows:

●	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $9.6 million maturing September 2053
●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $32.4 million maturing from September 2039 through April 2055
●	CIBC Bank, USA-Master Letter of Credit Agreement for $1.0 million (none outstanding)

Distributions

On April 15, 2025, the Company declared a cash dividend of $0.045 per share (approximately $1.0 million) to shareholders of record as of April 17, 2025, which was paid on April 30, 2025. No distributions were declared or paid in 2024.

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss) applicable to common stockholders (GAAP)	$284,000	$454,000	$(146,000)	$15,757,000
Adjustments:
Depreciation and amortization	338,000	469,000	675,000	1,913,000
Depreciation and amortization related to non-controlling interests	(8,000)	(8,000)	(16,000)	(18,000)
Depreciation related to Equity-Method Investments	47,000	117,000	143,000	260,000
Impairment on properties in Equity-Method Investments (included in income from Equity-Method Investments)	395,000	—	395,000	—
Gain on sale of properties in Equity-Method Investments (included in income from Equity-Method Investments)	(357,000)	(842,000)	(357,000)	(1,614,000)
Gain on derecognition of assets associated with GA8 Properties	—	(3,323,000)	—	(21,021,000)
Funds provided by (used in) operations (FFO) applicable to common stockholders	$699,000	$(3,133,000)	694,000	$(4,723,000)
Weighted-average number of common shares outstanding - basic	23,027,978	23,027,978	23,027,978	23,027,978
FFO per weighted average common shares - basic	$0.03	$(0.14)	$0.03	$(0.21)
Weighted-average number of common shares outstanding - diluted	23,073,690	23,027,978	23,073,690	23,027,978
FFO per weighted average common shares - diluted	$0.03	$(0.14)	$0.03	$(0.21)

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

Item 1A. Risk Factors.

Not applicable.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.
(b)	Not applicable.
(c)	During the six months ended June 30, 2025, we have not redeemed any of our equity securities.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5 - 1 trading arrangement or a non-Rule 10b5 - 1 trading arrangement during the three months ended June 30, 2025 as such terms are defined under Item 408(a) of Regulation S - K.

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

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Elizabeth A. Pagliarini
Date: August 13, 2025	Elizabeth A. Pagliarini
Chief Executive Officer
(Principal Executive Officer)

/s/ Sharyn I. Grant
Date: August 13, 2025	Sharyn I. Grant
Chief Financial Officer
(Principal Financial Officer)