Form 10-Q
period 2025-09-30
Summit Healthcare REIT, Inc
filed 2025-11-13
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$23,946,000	$25,195,000
Restricted cash	2,849,000	2,744,000
Real estate properties, net	39,194,000	39,939,000
Tenant and other receivables, net	2,335,000	1,617,000
Other assets, net	695,000	874,000
Equity-method investments	316,000	449,000
Total assets	$69,335,000	$70,818,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$5,029,000	$4,193,000
Security deposits	337,000	338,000
Loans payable, net of debt issuance costs	40,155,000	41,030,000
Total liabilities	45,521,000	45,561,000

Commitments and contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at September 30, 2025 and December 31, 2024	23,000	23,000
Additional paid-in capital	115,510,000	116,520,000
Accumulated deficit	(91,872,000)	(91,429,000)
Total stockholders’ equity	23,661,000	25,114,000
Noncontrolling interests	153,000	143,000
Total equity	23,814,000	25,257,000
Total liabilities and equity	$69,335,000	$70,818,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Total rental revenues	$1,313,000	$1,718,000	$3,967,000	$7,648,000
Resident fees and services	1,830,000	1,788,000	5,630,000	5,217,000
Asset management fees	34,000	55,000	99,000	219,000
Total operating revenue	3,177,000	3,561,000	9,696,000	13,084,000

Expenses:
Property operating costs	359,000	210,000	1,082,000	1,164,000
Resident costs	1,445,000	1,601,000	4,342,000	4,458,000
General and administrative	1,008,000	986,000	3,059,000	3,360,000
Depreciation and amortization	365,000	408,000	1,084,000	2,358,000
Total operating expenses	3,177,000	3,205,000	9,567,000	11,340,000

Gain on derecognition associated with GA8 Properties (Note 14)	—	(6,434,000)	—	(27,455,000)
Gain on sale of real estate properties	—	(11,151,000)	—	(11,151,000)

Operating income	—	17,941,000	129,000	40,350,000

(Loss) income from equity-method investees	(30,000)	(69,000)	146,000	1,797,000
Other income	227,000	148,000	763,000	349,000
Interest expense	(469,000)	(744,000)	(1,408,000)	(2,617,000)
Interest expense associated with GA8 Properties (Note 14)	—	(6,434,000)	—	(13,233,000)

Net (loss) income	(272,000)	10,842,000	(370,000)	26,646,000
Noncontrolling interests’ share in net (income) loss	(25,000)	(36,000)	(73,000)	(83,000)
Net (loss) income applicable to common stockholders	$(297,000)	$10,806,000	$(443,000)	$26,563,000

Basic and diluted:
Net (loss) income applicable to common stockholders	$(0.01)	$0.47	$(0.02)	$1.15

Weighted average shares used to calculate basic earnings per common share	23,027,978	23,027,978	23,027,978	23,027,978
Weighted average shares used to calculate diluted earnings per common share	23,027,978	23,027,978	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2025	23,027,978	$23,000	$116,520,000	$(91,429,000)	$25,114,000	$143,000	$25,257,000
Stock-based compensation	—	—	11,000	—	11,000	—	11,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(21,000)	(21,000)
Net (loss) income	—	—	—	(430,000)	(430,000)	24,000	(406,000)
Balance — March 31, 2025	23,027,978	$23,000	$116,531,000	$(91,859,000)	$24,695,000	$146,000	$24,841,000
Stock-based compensation	—	—	8,000	—	8,000	—	8,000
Distributions paid to stockholders	—	—	(1,036,000)	—	(1,036,000)	—	(1,036,000)
Distributions paid to noncontrolling interests	—	—	—	—	—	(20,000)	(20,000)
Net income	—	—	—	284,000	284,000	24,000	308,000
Balance — June 30, 2025	23,027,978	$23,000	$115,503,000	$(91,575,000)	$23,951,000	$150,000	$24,101,000
Stock-based compensation	—	—	7,000	—	7,000	—	7,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(22,000)	(22,000)
Net (loss) income	—	—	—	(297,000)	(297,000)	25,000	(272,000)
Balance — September 30, 2025	23,027,978	$23,000	$115,510,000	$(91,872,000)	$23,661,000	$153,000	$23,814,000

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2024	23,027,978	$23,000	$116,473,000	$(118,535,000)	$(2,039,000)	$122,000	$(1,917,000)
Stock-based compensation	—	—	12,000	—	12,000	—	12,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(18,000)	(18,000)
Net income	—	—	—	15,303,000	15,303,000	22,000	15,325,000
Balance — March 31, 2024	23,027,978	$23,000	$116,485,000	$(103,232,000)	$13,276,000	$126,000	$13,402,000
Stock-based compensation	—	—	12,000	—	12,000	—	12,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(19,000)	(19,000)
Net income	—	—	—	454,000	454,000	25,000	479,000
Balance — June 30, 2024	23,027,978	$23,000	$116,497,000	$(102,778,000)	$13,742,000	$132,000	$13,874,000
Stock-based compensation	—	—	12,000	—	12,000	—	12,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(22,000)	(22,000)
Net income	—	—	—	10,806,000	10,806,000	36,000	10,842,000
Balance — September 30, 2024	23,027,978	$23,000	$116,509,000	$(91,972,000)	$24,560,000	$146,000	$24,706,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(370,000)	$26,646,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	52,000	241,000
Depreciation and amortization	1,084,000	2,358,000
Amortization of above-market lease intangible	—	42,000
Straight-line rents	(21,000)	(173,000)
Stock-based compensation expense	26,000	36,000
Gain on sale of real estate properties	—	(11,151,000)
Gain on derecognition of assets associated with GA8 Properties	—	(27,455,000)
Income from equity-method investees	(146,000)	(1,797,000)
Change in operating assets and liabilities, net of derecognition of assets:
Tenant and other receivables, net	(745,000)	2,046,000
Other assets, net	120,000	307,000
Accounts payable and accrued liabilities	956,000	7,053,000
Security deposits	—	(109,000)
Net cash provided by (used in) operating activities	956,000	(1,956,000)

Cash flows from investing activities:
Proceeds from sale of real estate properties, net of cash	—	27,906,000
Change in cash associated with the derecognition of assets associated with GA8 Properties	—	1,924,000
Additions to real estate and other assets	(401,000)	(258,000)
Investment in equity-method investees	(323,000)	(29,000)
Distributions received from equity-method investees	650,000	2,665,000
Net cash (used in) provided by investing activities	(74,000)	32,208,000

Cash flows from financing activities:
Payments of loans payable	(927,000)	(2,305,000)
Payment of distributions to stockholders	(1,036,000)	—
Repayment of loan payable related to sale of real estate properties	—	(15,000,000)
Distributions paid to noncontrolling interests	(63,000)	(59,000)
Net cash used in financing activities	(2,026,000)	(17,364,000)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,144,000)	12,888,000
Cash, cash equivalents and restricted cash – beginning of period	27,939,000	14,183,000
Cash, cash equivalents and restricted cash – end of period	$26,795,000	$27,071,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,158,000	$8,514,000
Supplemental disclosure of non-cash financing and investing activities:
Derecognition of assets associated with GA8 Properties (Note 14):
Real estate properties, net	$—	$97,637,000
Intangible lease assets, net	$—	$10,250,000
Other assets	$—	$12,000
Accounts payable and accrued liabilities	$—	$(821,000)
Write off of deferred financing costs	$—	$790,000
Security deposits	$—	$(2,589,000)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that, as of September 30, 2025 owned 100% of three properties, 95.3% of four properties, and held a 10% interest in two unconsolidated equity-method investments that hold an aggregate of 13 properties. Since September 30, 2025, we have sold one of our unconsolidated equity-method investments, as described in greater detail below. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, including but not limited to Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), except where the context otherwise requires.

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

Cornerstone Healthcare Partners LLC – Consolidated Joint Venture

We own 95% of Cornerstone Healthcare Partners LLC (“CHP LLC”), which was formed in 2012, and the remaining 5% noncontrolling interest is owned by Cornerstone Healthcare Real Estate Fund, Inc. (“CHREF”), an affiliate of CRA. CHP LLC is consolidated within our condensed consolidated financial statements and owns four properties (the “JV Properties”).

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

We have a 10% interest in the SUL JV which, as of September 30, 2025, owns seven properties, and as of December 31, 2024, owned nine properties (see Note 5 for further information).

Summit Fantasia Holdings II, LLC – Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia Investment III LLC (“Fantasia”), and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. In May 2025, we wrote off the equity-method investment balance of approximately $(0.3 million) in connection with Fantasia II JV’s sale of its two properties. As such, as of May 2025, we no longer have an equity-method investment in the Fantasia II JV and as of December 31, 2024, we had a 20% interest in the Fantasia II JV which owned two properties.

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

Summit Fantasy Pearl Holdings, LLC – Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of September 30, 2025 and December 31, 2024, we have a 10% interest in the FPH JV which owns six properties. See Notes 5 and 16 for further information regarding the sale, subsequent to September 30, 2025, of our 10% interest in the FPH JV.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$23,946,000	$25,195,000
Restricted cash	2,849,000	2,744,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$26,795,000	$27,939,000

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

3. Investments in Real Estate Properties

The table below includes, as of September 30, 2025 and December 31, 2024, our seven real estate properties held by our consolidated subsidiaries, five of which are 100% leased to the tenants of the related facilities and two are each 100% leased to an affiliated subsidiary, and excludes the 13 properties owned by our unconsolidated Equity-Method Investments as of September 30, 2025 (see Note 5).

	September 30,	December 31,
	2025	2024
Land	$6,237,000	$6,237,000
Buildings and improvements	48,872,000	48,628,000
Less: accumulated depreciation	(16,027,000)	(15,082,000)
Buildings and improvements, net	32,845,000	33,546,000
Furniture and fixtures	4,534,000	4,534,000
Less: accumulated depreciation	(4,422,000)	(4,378,000)
Furniture and fixtures, net	112,000	156,000
Real estate properties, net	$39,194,000	$39,939,000

For each of the three months ended September 30, 2025 and 2024, depreciation expense (excluding lease intangibles amortization and leasing commission amortization) was approximately $0.4 million. For the nine months ended September 30, 2025 and 2024, depreciation expense (excluding intangible lease amortization and leasing commission amortization) was approximately $1.1 million and $2.2 million, respectively.

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

Summary of Properties

The following table provides summary information regarding our portfolio (excluding the 13 properties owned by our unconsolidated Equity-Method Investments) as of September 30, 2025:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Rivers Edge Rehabilitation and Care (f/k/a Sheridan Care Center)	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$3,509,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,078,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	10,713,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	5,132,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,208,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,519,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	9,577,000
Total:				$57,265,000	$41,736,000
(1)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the 13 properties owned by our unconsolidated Equity-Method Investments, and the two intercompany leases between our wholly-owned subsidiaries: Summit Chandler LLC and Pennington Gardens, and HP Redding LLC and Sundial) as of September 30, 2025, for the period from October 1, 2025 to December 31, 2025 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
October 1, 2025 to December 31, 2025	$1,114,000
2026	4,525,000
2027	4,616,000
2028	3,140,000
2029	3,202,000
Thereafter	9,572,000
$26,169,000

Impairment of Real Estate Properties

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances.

No impairments were recorded during the nine months ended September 30, 2025 and 2024.

4. Loans Payable

As of September 30, 2025 and December 31, 2024, our loans payable consisted of the following:

	September 30, 2025	December 31, 2024
Loans payable to Lument (formerly ORIX Real Estate Capital, LLC) (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial and Friendship Haven.	$32,159,000	$32,955,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	9,577,000	9,708,000
	41,736,000	42,663,000
Less debt issuance costs	(1,581,000)	(1,633,000)
Total loans payable	$40,155,000	$41,030,000

As of September 30, 2025, we have total debt obligations of approximately $41.7 million that will mature between 2039 and 2055. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of September 30, 2025, we were in compliance with all of our debt covenants.

During the three months ended September 30, 2025 and 2024, we incurred approximately $0.5 million and $7.2 million of interest expense, respectively, excluding debt issuance costs amortization related to our loans payable and including, for 2024, interest expense related to the GA8 Properties. During the nine months ended September 30, 2025 and 2024, we incurred approximately $1.4 million and $15.9 million of interest expense, respectively, excluding debt issuance costs amortization related to our loans payable and including, for 2024, interest expense related to the GA8 Properties.

In connection with our loans payable, we incurred debt issuance costs. As of September 30, 2025 and December 31, 2024, the unamortized balance of the debt issuance costs was approximately $1.6 million. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For each of the three months ended September 30, 2025 and 2024, $0.02 million of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, $0.05 million and $0.2 million, respectively of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

The principal payments due on the loans payable for the period from October 1, 2025 to December 31, 2025 and for each of the four following years and thereafter ending December 31 are as follows:

Principal
Years Ending	Amount
October 1, 2025 to December 31, 2025	$317,000
2026	1,292,000
2027	1,341,000
2028	1,391,000
2029	1,443,000
Thereafter	35,952,000
$41,736,000

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

Master Letter of Credit Agreement

We currently have a $1.0 million Master Letter of Credit Agreement with CIBC. As of September 30, 2025, there are no outstanding letters of credit under this agreement.

5. Equity-Method Investments

As of September 30, 2025 and December 31, 2024, the balances of our Equity-Method Investments were approximately $0.3 million and $0.4 million, respectively, and are as follows:

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

For the nine months ended September 30, 2025 and 2024, we invested approximately $0.3 million and $0.03 million, respectively, related to capital calls for the SUL JV.

In May 2025, the SUL JV sold two properties for a gain of approximately $3.6 million. We recorded our 10% share of the gain of approximately $0.4 million in income from equity-method investees in the condensed consolidated statements of operations for the nine months ended September 30, 2025 and received approximately $0.4 million in cash related to the sales. In June and September 2025, the SUL JV impaired two properties. We recorded our 10% share of the impairment charge, which is recorded in income from equity-method investees in the condensed consolidated statements of operations, of approximately $0.07 million for the 3 months ended September 30, 2025, and $0.5 million for the nine months ended September 30, 2025.

In March 2024, the SUL JV sold one property for a gain of $7.7 million. We recorded our 10% share of the gain of approximately $0.8 million in income from equity-method investees in the condensed consolidated statements of operations for the nine months ended September 30, 2024 and received approximately $1.9 million in cash related to the sale. In May 2024, the SUL JV sold one property for a gain of $1.0 million. We recorded our 10% share of the gain of approximately $0.1 million in income from equity-method investees in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

As of September 30, 2025 and December 31, 2024, the balance of our equity-method investment related to the SUL JV was approximately $0.4 million and $0.7 million, respectively.

Summit Fantasia Holdings II, LLC

In May 2025, the Fantasia II JV sold its two properties. Due to our intention to fund the Fantasia II JV prior to the execution of the sale agreements in April 2025, we recorded the losses incurred in the Fantasia II JV which resulted in a negative balance of our equity-method investment related to the Fantasia II JV of approximately ($0.3) million as of March 31, 2025. Due to the sale of the properties in May 2025, we wrote off the approximately ($0.3) million equity-method investment balance, which is included in the condensed consolidated statements of operations for the nine months ended September 30, 2025 and we no longer have an equity-method investment in the Fantasia II JV.

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

During 2023 and 2022, the FPH JV tenants deferred rent and paid reduced rents, and as such, we determined the fair value of our investment in the FPH JV to be impaired. When the tenants resumed paying all rents in January 2024 and reported net income, we recorded the income after the net losses that FPH JV incurred were reduced to zero and additionally, we recorded distributions in 2024, which resulted in a negative equity-method investment balance.

In August 2025, Summit entered into a membership interest purchase agreement to sell our 10% interest to one of the existing FPH JV members. On October 29, 2025, we completed the membership interest sale. In October 2025, we received approximately $0.3 million for our membership interest plus accrued distributions for a total of approximately $0.4 million and we wrote off the equity-method investment balance of approximately $(0.1 million). Additionally, we resigned as the manager of the FPH JV (see Note 16 for further information).

As of September 30, 2025 and December 31, 2024, the balance of our equity-method investment related to the FPH JV was approximately ($0.1) million. As of October 29, 2025, we no longer have an equity-method investment in the FPH JV.

Distributions from Equity-Method Investments

As of September 30, 2025 and December 31, 2024, we have distributions receivable, which are included in tenant and other receivables in our condensed consolidated balance sheets, as follows:

	September 30,	December 31,
	2025	2024
SUL JV	$30,000	$49,000
Fantasia II JV	—	30,000
FPH JV	56,000	56,000
Total	$86,000	$135,000

For the nine months ended September 30, 2025 and 2024, we have received cash distributions, which are included in our cash flows from operating activities in tenant and other receivables, and cash flows from investing activities, as follows:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
		Cash Flow	Cash Flow		Cash Flow	Cash Flow
	Total Cash	from	from	Total Cash	from	from
	Distributions	Operating	Investing	Distributions	Operating	Investing
	Received	Activities	Activities	Received	Activities	Activities
SUL JV	$617,000	$—	$617,000	$2,198,000	$904,000	$1,294,000
Fantasia II JV	33,000	—	33,000	—	—	—
Fantasia III JV	—	—	—	2,158,000	916,000	1,242,000
FPH JV	—	—	—	129,000	—	129,000
Total	$650,000	$—	$650,000	$4,485,000	$1,820,000	$2,665,000

Asset Management Fees

We serve as the manager of our Equity-Method Investments and provide management services in exchange for fees and reimbursements. As the manager, we are paid an annual asset management fee for managing the properties held by our Equity-Method Investments, as defined in those agreements. For the three months ended September 30, 2025 and 2024, we recorded approximately $0.03 million and $0.05 million, respectively, in asset management fees from our Equity-Method Investments. For the nine months ended September 30, 2025 and 2024, we recorded approximately $0.1 million and $0.2 million, respectively, in asset management fees from our Equity-Method Investments (see Note 7).

6. Receivables

Tenant and Other Receivables, Net

Tenant and other receivables, net consists of:

	September 30,	December 31,
	2025	2024
Straight-line rent receivables	$1,106,000	$1,085,000
Distribution receivables from Equity-Method Investments (see Note 5)	86,000	135,000
Asset management fees	36,000	135,000
Insurance receivable (see Note 12)	735,000	—
Other receivables	372,000	262,000
Total	$2,335,000	$1,617,000

7. Related Party Transactions

Equity-Method Investments

See Notes 5 and 6 for further discussion of distributions and asset management fees related to our Equity-Method Investments.

8. Intangible Lease Assets

Due to the sale of the CA3 Properties in September 2024 (see Note 3) and the derecognized and disposal of the GA8 Properties in March 2024 and December 2024, respectively, (see Note 14), there are no intangible lease assets as of September 30, 2025 and December 31, 2024.

For the three months ended September 30, 2024, amortization expense for intangible lease assets was approximately $0.01 million, of which approximately $0.01 million relates to the amortization of above market leases, which is included within rental revenues in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2024, amortization expense for intangible lease assets was approximately $0.2 million, of which approximately $0.04 million, relates to the amortization of above - market leases which is included within rental revenues in the accompanying condensed consolidated statements of operations.

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

Supplemental balance sheet information related to the Office Lease is as follows:

Component	Consolidated Balance Sheet Caption	September 30, 2025	December 31, 2024
Right of use asset - operating	Other assets, net	$100,000	$223,000
Lease liability - operating	Accounts payable and accrued liabilities	$128,000	$283,000

Lease expense is included within general and administrative expenses in the condensed consolidated statements of operations. For each of the three months ended September 30, 2025 and 2024, we recognized approximately $0.05 million in lease expense. For each of the nine months ended September 30, 2025 and 2024, we recognized approximately $0.1 million in lease expense. For each of the nine months ended September 30, 2025 and 2024, we paid approximately $0.2 million in lease payments which are classified within operating activities in the consolidated statements of cash flows and the weighted average remaining lease term is 0.50 years.

Lease payments on the Office Lease for the period from October 1, 2025 to December 31, 2025 and for the following years ending December 31 are as follows:

Year	Lease payments
October 1, 2025 to December 31, 2025	$56,000
2026	73,000
Total lease payments	$129,000
Less imputed interest	(1,000)
Total lease liability	$128,000

10. Concentration of Risk

As of September 30, 2025, we owned one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the 13 properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

For the three months ended September 30, 2025, we leased our 5 real estate properties that are not subject to intercompany leases to 3 different tenants under long-term triple net leases and these three tenants each represented more than 10% of our rental revenue. For the three months ended September 30, 2024, we leased our 13 real estate properties to 11 different tenants under long-term triple net leases, and three of the 11 tenants each represented more than 10% of our rental revenue.

For the nine months ended September 30, 2025, we leased our 5 real estate properties that are not subject to intercompany leases to 3 different tenants under long-term triple net leases, and these three tenants each represented more than 10% of our rental revenue. For the nine months ended September 30, 2024, 13 of our real estate properties were leased to 11 different tenants under long-term triple net leases, and three of the 11 tenants each represented more than 10% of our rental revenue.

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

As of September 30, 2025 and December 31, 2024, the fair value of our HUD-insured loans payable was $35.2 million and $37.3 million, compared to the principal balance (excluding debt discount) of $41.7 million and $42.7 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. The fair value of our fixed rate loans payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

As of September 30, 2025 and December 31, 2024, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

Legal Proceedings

HCRE

The Company is currently engaged in litigation with Healthcare Real Estate Partners, LLC (“HCRE”) regarding certain matters surrounding a September 2015 bankruptcy petition against HCRE and subsequent claims related thereto. The Bankruptcy Court entered an Order and Judgment with respect to the amounts set forth below on May 2, 2024. The Company filed a notice of appeal in the Delaware District Court with respect to the $664,637 fee award, which summarily affirmed the Bankruptcy Court’s ruling on August 22, 2025. The Company filed a notice of appeal with the Third Circuit Court of Appeals on September 19, 2025, which appeal remains pending. The Company has also asserted counterclaims against HCRE, which are pending in the Delaware District Court, and which are stayed pending a final determination of the matters addressed in the Bankruptcy Court, including the appeal. Based on the assessment by management, as of September 30, 2025, the Company has accrued $75,000 for the reimbursement of legal fees related to the involuntary petition filing and $0 for the $665,000 in attorney’s fees related to the stay violation as we believe that a loss is currently not probable under Accounting Standards Codification (“ASC”) 450, Contingencies.

Eikanas Dispute

The Company is currently engaged in litigation with the Company’s former Chief Executive Officer and Board Member, Kent Eikanas, in connection with a lawsuit filed in 2023, for, among other things, wrongful termination and breach of contract, and seeking unspecified monetary damages. In 2024, Mr. Eikanas amended his Complaint to add additional causes of action and three new defendants – Steven Roush, Board Member; Suzanne Koenig, Board Member; and Elizabeth Pagliarini, Chief Executive Officer and Board Member. The parties attended mediation on August 25, 2025, and the matter did not resolve. Trial is scheduled for May 2026.

In early November 2025, the parties agreed upon a settlement in principle, but a settlement agreement has not been signed by the parties and there can be no guarantee that a final settlement agreement will be completed. Based on these developments, under ASC 450, Contingencies, the Company is recording, as of September 30, 2025, a gross settlement expense of approximately $1.0 million, recognizing a liability of approximately $1.0 million, which is recorded in accounts payable and accrued liabilities in the condensed consolidated balance sheets, and expects to recover approximately $0.7 million of this amount through insurance, which is recorded in other receivables in the condensed consolidated balance sheets. The net amount of expense is approximately $0.3 million and is recorded in general and administrative expense in the three and nine months ended September 30, 2025. The settlement is expected to occur within the next two months.

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

During the nine months ended September 30, 2025, 26,667 vested shares were forfeited in January 2025 due to employee terminations in 2024. On April 1, 2025, we granted 33,000 stock options to our non-executive employees under our Summit Healthcare REIT, Inc. 2015 Omnibus Incentive Plan. The stock options vest monthly beginning on May 1, 2025 and continuing over a three-year period through April 1, 2028. The options expire 10 years from the grant date. The weighted-average fair value per share of the stock options granted was $0.76.

The estimated fair value using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2025
Stock options granted	33,000
Expected volatility	39.4%
Expected term	5.75	years
Risk-free interest rate	3.96%
Dividend yield	—%
Fair value per share	$0.76

The following table summarizes our stock options as of September 30, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2025	1,134,730	$2.16
Granted	33,000	$1.75
Exercised	—
Cancelled/forfeited	26,667	$2.22
Options outstanding at September 30, 2025	1,141,063	$2.15	3.16	$100,110

Options exercisable at September 30, 2025	1,099,035	$2.16	2.95	$87,470

For our outstanding non-vested options as of September 30, 2025, the weighted average grant date fair value per share was $0.81. As of September 30, 2025, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
October 1, 2025 to December 31, 2025	$8,000
2026	15,000
2027	8,000
2028	3,000
$34,000

The stock-based compensation expense reported for the three months ended September 30, 2025 and 2024 was approximately $7,000 and $12,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. The stock-based compensation expense reported for the nine months ended September 30, 2025 and 2024 was approximately $26,000 and $36,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

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

The results of operations included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 are as follows:

	For Three Months Ended	For the Nine Months Ended
Condensed Combined Statements of Operations:	September 30, 2024	September 30, 2024
Total rental revenue	$—	$2,083,000
Property operating costs	$—	$75,000
Depreciation and amortization	$—	$929,000

Interest expense	$6,434,000	$13,233,000

15. Segment Reporting

As of September 30, 2025 and December 31, 2024, we manage our business of investing in healthcare real estate as one reportable segment and although our portfolio is located throughout the United States, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We are managed as one segment for internal purposes and for internal decision making by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer, for making decisions and assessing performance as the source of the Company’s reportable segment. The CODM evaluates performance and makes resource allocation and operating decisions based on net income (loss). Expenses that are significant are the same as shown on the accompanying condensed consolidated statements of operations. Additionally, the CODM regularly reviews the asset information by our reportable segment that is the same as shown on the accompanying condensed consolidated balance sheets.

16. Subsequent Events

In August 2025, Summit entered into a membership interest purchase agreement to sell our 10% interest to one of the existing FPH JV members. On October 29, 2025, we completed the membership interest sale. In October 2025, we received approximately $0.3 million for our interest plus accrued distributions for a total of approximately $0.4 million and we wrote off the equity-method investment balance of approximately $(0.1 million). Additionally, we resigned as the manager of the FPH JV. Consequently, as of October 29, 2025, we no longer have an equity-method interest in the FPH JV. See Note 5 for further information.

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

Overview

As of September 30, 2025, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. As of September 30, 2025, we also had a 10% interest in two unconsolidated equity-method investments (collectively, our “Equity-Method Investments”) that hold an aggregate of 13 properties. As discussed below, we sold one of these unconsolidated equity-method investments effective October 29, 2025. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Current Market and Economic Conditions

As of October 2025, the U.S. economy continues to face a period of moderate growth, persistent inflation, and elevated interest rates. Core inflation remains near 3 percent, above the Federal Reserve’s long-term target. Although the Federal Reserve has indicated that additional rate reductions may occur in 2025, monetary policy remains restrictive as the Fed seeks to balance inflation control with slowing job growth. Credit conditions are tight but show early signs of stabilization as lenders cautiously re-enter certain sectors, including healthcare and real estate.

Within the senior housing and care industry, operating conditions are improving. National occupancy has surpassed 85 percent, with assisted living and memory care segments showing steady gains. Net absorption remains positive, while new construction starts have declined, reducing near-term supply risk. Rent growth has moderated but continues to exceed historical averages due to inflationary cost pressures and steady demand.

Labor shortages and rising wage costs continue to challenge operators, particularly in skilled nursing facilities. However, reimbursement rates have improved in several states, and incremental adjustments to Medicaid and Medicare programs are supporting financial performance. Transaction activity has increased compared to 2023, led primarily by private capital.

Despite ongoing cost and financing pressures, the long-term outlook for the sector remains favorable. The aging of the baby-boomer population continues to expand demand for senior housing and care, while limited new supply is expected to support occupancy and rate stability in the years ahead.

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

In September 2024, we sold three properties located in California (collectively, the “CA3 Properties”), recorded an $11.2 million gain on sale of real estate properties and received approximately $14.9 million in cash.

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

In May 2025, in connection with Fantasia II JV’s sale of its two properties, we wrote off the equity-method investment balance of approximately $(0.3 million) and as of September 30, 2025, we no longer have an equity-method investment in the Fantasia II JV.

In October 2025, we sold our 10% interest in the FPH JV to an existing member of the FPH JV. See below under Summit Fantasy Pearl Holdings, LLC and Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements for information regarding the sale. As of October 29, 2025, we no longer have an equity-method investment in the FPH JV.

Summit Portfolio Properties

At September 30, 2025, five of our seven properties are 100% leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial”), collectively, the “Operated Properties”) which are operated directly and earn resident fees and service revenue.

The following table provides summary information (excluding the 13 properties held by our unconsolidated Equity-Method Investments) regarding these properties as of September 30, 2025:

			Square	Purchase
	Properties	Beds	Footage	Price
SNF	4	337	109,306	$31,740,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	7	558	246,071	$57,265,000

					2025
					Lease
Property	Location	Date Purchased	Type	Beds	Revenue (1)
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$425,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	454,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	1,059,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	832,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	573,000
Sundial Assisted Living (2)	Redding, CA	December 18, 2013	AL	65	—
Pennington Gardens (2)	Chandler, AZ	July 17, 2017	AL/MC	90	—
Total				558
(1)	Represents year-to-date rental revenue based on in-place leases, including straight-line rent, through September 30, 2025 and excluding $0.6 million in tenant reimbursement revenue.
(2)	Lease revenue due under the intercompany leases are eliminated in consolidation and revenue is reflected in resident fees and services in the accompanying condensed consolidated statements of operations for the Operated Properties.

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

In May 2025, the SUL JV sold two of its properties for a total gain of approximately $4.0 million and for the nine months ended September 30, 2025, we recorded our 10% of the gain on the sales of approximately $0.4 million. We received approximately $0.4 million in cash from the capital proceeds of the sales. In June and September 2025, the SUL JV impaired two properties due to pending sales. We recorded our 10% of the impairment charge of approximately $0.5 million in the condensed consolidated statements of operations for the nine months ended September 30, 2025.

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

As of September 30, 2025 and December 31, 2024, the balance of our equity-method investment related to the SUL JV was approximately $0.4 million and $0.7 million, respectively.

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

Through March 31, 2025, we had continued to report losses incurred in the Fantasia II JV as an equity-method investment because of our ongoing intention to fund Fantasia II JV. As of April 1, 2025, we no longer intended to fund the Fantasia II JV due to its execution of an agreement to sell its two properties in May 2025 and therefore did not record any further losses incurred by the Fantasia II JV. As of May 30, 2025, we wrote off the equity-method investment balance of $(0.3 million) and as such, we no longer have an equity-method investment in the Fantasia II JV.

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

In August 2025, Summit entered into a membership interest purchase agreement to sell our 10% interest to one of the existing FPH JV members. On October 29, 2025, we completed the membership interest sale. We received approximately $0.3 million for our interest plus accrued distributions for a total of approximately $0.4 million and we wrote off the equity-method investment balance of approximately $(0.1 million). Additionally, we resigned as the manager of the FPH JV. Consequently, as of October 29, 2025, we no longer have an equity-method interest in the FPH JV. See Notes 5 and 16 to the accompanying Notes to Condensed Consolidated Financial Statements for further information.

Distributions from Equity-Method Investments

For the nine months ended September 30, 2025 and 2024, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Nine Months Ended September 30,
	2025	2024
Distributions	$602,000	$4,265,000

Cash received for distributions	$650,000	$4,485,000

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 26, 2025.

Results of Operations

Our results of operations are described below:

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended
	September 30,
	2025	2024	$ Change
Total rental revenues	$1,313,000	$1,718,000	$(405,000)
Property operating costs	(359,000)	(210,000)	(149,000)
Resident fees and services income	1,830,000	1,788,000	42,000
Resident costs	(1,445,000)	(1,601,000)	156,000
Net operating income (1)	1,339,000	1,695,000	(356,000)
Asset management fees	34,000	55,000	(21,000)
General and administrative	(1,008,000)	(986,000)	(22,000)
Depreciation and amortization	(365,000)	(408,000)	43,000
Gain on derecognition of assets associated with GA8 Properties	—	6,434,000	(6,434,000)
Gain on sale of real estate properties	—	11,151,000	(11,151,000)
Loss from equity-method investees	(30,000)	(69,000)	39,000
Other income	227,000	148,000	79,000
Interest expense (including interest expense associated with GA8 Properties)	(469,000)	(7,178,000)	6,709,000
Net (loss) income	(272,000)	10,842,000	(11,114,000)
Noncontrolling interests’ share in (income) loss	(25,000)	(36,000)	11,000
Net (loss) income applicable to common stockholders	$(297,000)	$10,806,000	$(11,103,000)
(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident fees and services revenue less property operating and resident costs. NOI excludes asset management fees, general and administrative expense, depreciation and amortization, income (loss) from equity-method investees, impairment and gains of real estate properties, other income, and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to assist in making decisions about resource allocations and to assess and compare property-level performance. We believe that operating income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance and property taxes, and resident costs are related to the Operated Properties. Net operating income decreased approximately $0.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to the sale of the CA3 Properties in September 2024, for which there was no revenue for these properties in the three months ended September 30, 2025.

The decrease in asset management fees of approximately $0.02 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is due primarily to the sale of the Fantasia III JV in May 2024 and also a reduction in the asset management fees from the SUL JV due to the sales of two properties in May 2025 and six properties in 2024 (see Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements).

The increase in general and administrative of approximately $0.02 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is primarily due to a decrease in state taxes of approximately $0.1 million, other professional fees of $0.05 million, audit fees of $0.07 million and payroll expenses of approximately $0.04 million, and the write off of a software project of approximately $0.1 million in the three months ended September 30, 2024, offset by Eikanas dispute settlement of approximately $0.3 million. See Note 12 in the accompanying Notes to the Condensed Consolidated Financial Statements.

The decrease in depreciation and amortization of approximately $0.04 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is primarily due to sale of the CA3 Properties in September 2024, for which there was no depreciation expense for these properties in the three months ended September 30, 2025.

The approximately $6.4 million gain on derecognition of assets associated with GA8 Properties resulted from the additional interest expenses for the GA8 Properties in the three months ended September 30, 2024. See Note 14 in the accompanying Notes to the Condensed Consolidated Financial Statements.

The increase in other income of approximately $0.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is primarily due to the interest received on the cash we received from the sale of the CA3 Properties and Equity-Method Investment proceeds.

The decrease in interest expense of approximately $6.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is primarily due to interest for the GA8 Properties and the CA3 Properties, for which there was no interest expense for these properties in the three months ended September 30, 2025.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended
	September 30,
	2025	2024	$ Change
Total rental revenues	$3,967,000	$7,648,000	$(3,681,000)
Property operating costs	(1,082,000)	(1,164,000)	82,000
Resident fees and services income	5,630,000	5,217,000	413,000
Resident costs	(4,342,000)	(4,458,000)	116,000
Net operating income (1)	4,173,000	7,243,000	(3,070,000)
Asset management fees	99,000	219,000	(120,000)
General and administrative	(3,059,000)	(3,360,000)	301,000
Depreciation and amortization	(1,084,000)	(2,358,000)	1,274,000
Gain on derecognition of assets associated with GA8 Properties	—	27,455,000	(27,455,000)
Gain on sale of real estate properties	—	11,151,000	(11,151,000)
Income from equity-method investees	146,000	1,797,000	(1,651,000)
Other income	763,000	349,000	414,000
Interest expense (including interest expense associated with GA8 Properties)	(1,408,000)	(15,850,000)	14,442,000
Net (loss) income	(370,000)	26,646,000	(27,016,000)
Noncontrolling interests’ share in (income) loss	(73,000)	(83,000)	10,000
Net (loss) income applicable to common stockholders	$(443,000)	$26,563,000	$(27,006,000)
(1)	See footnote (1) above under “Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024” for further details about net operating income (“NOI”), which is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance, and property taxes, and resident costs are related to the Operated Properties. Net operating income decreased approximately $3.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a decrease in total rental revenues and property operating costs from the derecognition of the GA8 Properties as of March 11, 2024 of approximately $2.0 million and the sale of the CA3 Properties in 2024 of approximately $1.4 million, offset by an increase in net operating income of approximately $0.3 million for the Operated Properties.

The decrease in asset management fees of approximately $0.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is mainly due the reduction of asset management fees from the SUL JV due to the sales of properties in 2025 and 2024, no asset management fees from the Fantasia II JV due to the tenants’ receivership, and none from the Fantasia III JV due to the sale of its properties in May 2024.

The decrease in general and administrative of approximately $0.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is primarily due to a decrease in payroll of approximately $0.2 million, legal of $0.2 million, the cancellation of a software project and other expenses of $0.2 million, offset by Eikanas dispute settlement of approximately $0.3 million. See Note 12 in the accompanying Notes to the Condensed Consolidated Financial Statements.

The decrease in depreciation and amortization of $1.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is primarily due to the derecognition of the GA8 Properties and the sale of the CA3 Properties in 2024.

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

The decrease in income from equity-method investees of approximately $1.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is mainly due to $0.8 million equity-method income recorded from the sale of the properties in the SUL JV in 2024 and $0.8 million equity-method income recorded from the sale of properties in the Fantasia III JV in May 2024.

The increase in other income of approximately $0.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is primarily due to the interest received on the cash we received from the sale of the CA3 Properties and Equity-Method Investment proceeds.

The decrease in interest expense of $14.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is primarily due to interest for the GA8 Properties and the CA3 Properties, for which there was no interest expense for these properties in the nine months ended September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2025, we had approximately $23.9 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations.

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

Credit Facilities and Loan Agreements

As of September 30, 2025, we had debt obligations of approximately $41.7 million, the outstanding balance by lender is as follows:

●	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $9.6 million maturing September 2053
●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $32.1 million maturing from September 2039 through April 2055
●	CIBC Bank, USA-Master Letter of Credit Agreement for $1.0 million (none outstanding)

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) income applicable to common stockholders (GAAP)	$(297,000)	$10,806,000	$(443,000)	$26,563,000
Adjustments:
Depreciation and amortization	338,000	386,000	1,013,000	2,300,000
Depreciation and amortization related to non-controlling interests	(8,000)	(8,000)	(24,000)	(26,000)
Depreciation related to Equity-Method Investments	24,000	105,000	167,000	365,000
Impairment on properties in Equity-Method Investments (included in income from Equity-Method Investments)	65,000	—	460,000	—
Gain on sale of properties in Equity-Method Investments (included in income from Equity-Method Investments)	—	—	(357,000)	(1,614,000)
Gain on sale of real estate properties	—	(11,151,000)	—	(11,151,000)
Gain on derecognition of assets associated with GA8 Properties	—	(6,434,000)	—	(27,455,000)
Funds provided by (used in) operations (FFO) applicable to common stockholders	$122,000	$(6,296,000)	816,000	$(11,018,000)
Weighted-average number of common shares outstanding - basic	23,027,978	23,027,978	23,027,978	23,027,978
FFO per weighted average common shares - basic	$0.01	$(0.27)	$0.04	$(0.48)
Weighted-average number of common shares outstanding - diluted	23,073,690	23,027,978	23,073,690	23,027,978
FFO per weighted average common shares - diluted	$0.01	$(0.27)	$0.04	$(0.48)

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

Item 1A. Risk Factors.

Not applicable.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.
(b)	Not applicable.
(c)	During the nine months ended September 30, 2025, we have not redeemed any of our equity securities.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5 - 1 trading arrangement or a non-Rule 10b5 - 1 trading arrangement during the three months ended September 30, 2025 as such terms are defined under Item 408(a) of Regulation S - K.

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

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Elizabeth A. Pagliarini
Date: November 13, 2025	Elizabeth A. Pagliarini
Chief Executive Officer
(Principal Executive Officer)

/s/ Sharyn I. Grant
Date: November 13, 2025	Sharyn I. Grant
Chief Financial Officer
(Principal Financial Officer)