Form 10-K
period 2025-12-31
Summit Healthcare REIT, Inc
filed 2026-03-27
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025 (the last business day of the Registrant’s second fiscal quarter), there were 23,027,978 shares of common stock held by non-affiliates of the Registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was terminated on November 23, 2010, was $8.00. See ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES for our per share estimated value.

As of March 16, 2026 there were 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

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

We are self-managed and have employees to directly manage our operations. At December 31, 2025, we own a 99.88% general partner interest in the Operating Partnership while Cornerstone Realty Advisors, LLC (“CRA”), a former affiliate, owns a 0.12% limited partnership interest.

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

As of December 31, 2025, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties and a 95.3% ownership interest in four properties held in a consolidated joint venture, Cornerstone Healthcare Partners LLC. We also have a 10% interest in one unconsolidated equity-method investment which holds five properties. We generally lease our senior housing facilities to tenants on a triple net basis, with an initial leasehold term of 10 to 15 years with one or more five-year renewal options. Under a triple net lease, the tenant pays or reimburses the owner for all or substantially all property operating expenses and capital expenditures.

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

As of December 31, 2025 and 2024, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement (as amended, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2025 and 2024, we have a 10% interest in the SUL JV which owns five properties as of December 31, 2025 and owned nine properties as of December 31, 2024. See Note 5 to the accompanying Notes to Consolidated Financial Statements for further information.

Equity-Method Partner – Fantasia Investment III LLC– Former Equity-Method Investments

In 2016 and 2017, through our Operating Partnership, we entered into two separate limited liability company agreements (collectively, the “Fantasia Agreements”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed separate companies, Summit Fantasia Holdings II, LLC (“Fantasia II JV”) and Summit Fantasia Holdings III, LLC (“Fantasia III JV”). We held interests in certain facilities through Fantasia II JV and Fantasia III JV, which were accounted for as equity-method investments.

In May 2025, in connection with Fantasia II JV’s sale of its two properties, we no longer have an equity-method investment in the Fantasia II JV. See Note 5 to the accompanying Notes to Consolidated Financial Statements for further information.

In May 2024, in connection with Fantasia III JV’s sale of its eight properties, we no longer have an equity-method investment in the Fantasia III JV. See Note 5 to the accompanying Notes to Consolidated Financial Statements for further information.

Summit Fantasy Pearl Holdings, LLC – Former Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”).

In October 2025, in connection with the membership interest sale of our 10% interest to one of the existing FPH JV members, we no longer have an equity-method interest in the FPH JV. See Note 5 to the accompanying Notes to Consolidated Financial Statements for further information.

Taxable REIT Subsidiaries

Summit Healthcare Asset Management, LLC (TRS)

Summit Healthcare Asset Management, LLC (the “SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). SAM TRS serves, or formerly served, as applicable, as the manager of the SUL JV, Fantasia II JV (through May 2025), Fantasia III JV (through May 2024), and FPH JV (through October 2025) (collectively, our “Equity-Method Investments”) and provides, or formerly provided, various services in exchange for fees and reimbursements. All acquisition fees and management fees are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS.

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

Recent Developments

During 2024 and 2025, management focused on strengthening the Company’s balance sheet, streamlining the portfolio, and simplifying the organizational structure through the elimination of minority joint venture interests, with the objective of maximizing value and positioning the Company for a potential liquidity transaction for shareholders.

During 2024, Summit derecognized eight skilled nursing facilities located in Georgia and in December 2024, transferred ownership in exchange for being released from all debt and guarantee obligations associated with such properties. In September 2024, we sold three properties located in California and recorded a $11.2 million gain on sale and received approximately $14.9 million from the sale.

As noted above regarding our Equity-Method Investments, in May 2024, the Fantasia III JV sold its eight properties, in May 2025, the Fantasia II JV sold its two properties, and in October 2025, we sold our membership interest in the FPH JV, which resulted in the termination of these three equity-method investments.

In 2024, the SUL JV sold six properties within the SUL JV and during 2025, the SUL JV sold four properties within the SUL JV. As of December 31, 2025, we have a 10% investment in this one remaining equity-method investment which holds five properties.

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

Concentration Risks

See Note 9 to the accompanying Notes to Consolidated Financial Statements for further information.

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

The Centers for Medicare and Medicaid Services (“CMS”) finalized a nursing home minimum staffing rule in 2024. However, in December 2025, the U.S. Department of Health and Human Services repealed this rule.

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

Other Information

Our executive offices are located at 23382 Mill Creek Drive, Suite 125, Laguna Hills, CA 92653. Our current lease, which covers approximately 5,241 square feet in a two-story office building, expires in April 2026, or upon thirty days written notice by the landlord. As of December 31, 2025, we have seven full-time employees.

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

We believe the value of our stock owned by our stockholders has declined substantially from the issue price. It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, because the amount of funds available for investment was reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. As of December 31, 2025, our estimated per-share value of our common stock was $2.28 per share. Unless our aggregate investments increase in value to compensate for upfront fees and expenses and prior declines in value, it is unlikely that our stockholders will be able to sell their stock without incurring a substantial loss. We cannot assure our stockholders that their stock will ever appreciate in value to equal the price they paid for their stock. Stockholders should consider their stock as an illiquid investment, and they must be prepared to hold their stock for an indefinite period of time.

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

The timing of any sale of our Company or assets will depend on real estate and financial markets, economic conditions in the areas in which properties are located, and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate any or all of our assets. If we were to adopt a plan of liquidation, we would remain in existence until all properties and assets are liquidated. If we do not pursue a liquidity event, or delay such an event due to market conditions, our stockholders’ shares may continue to be illiquid and they may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment. If we were to pursue a liquidation currently, our stockholders would likely not receive the amount of their original investment.

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

Our directors will determine the amount and timing of distributions, if any. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure, reserve requirements, general operational requirements, and the analysis of investing excess cash flow to grow the portfolio versus paying distributions to shareholders. In 2025, we declared cash distributions per common share of approximately $0.045 per share, which were paid in April 2025. We did not declare a cash distribution per common share during the year ended December 31, 2024.

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

The Sarbanes-Oxley Act and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As previously reported, based on our management’s assessment, we believe that, as of December 31, 2023, our internal controls over financial reporting were not effective. While we believe this material weakness has been remediated, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

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

The success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. For example, in 2023, the tenants of certain of our properties in Georgia failed to meet their financial covenants, which led our lender to declare an event of default in 2024. Such properties have since been disposed of, but there can be no assurance that similar events of default will not impact our properties. Even if a lease is terminated or expires without a default or bankruptcy, we may incur costs in finding a new tenant. In the event of tenant default or bankruptcy, or lease terminations or expiration, we may be unable to re-lease the property for the rent previously received, or at all. We may be unable to sell a property without incurring a loss. These events and others could cause the value of our stockholders’ investment in us to decline.

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

We have entered into joint ventures with third parties to acquire or improve properties. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

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

As discussed above, in 2024, our portfolio of consolidated real estate properties decreased from eighteen properties to seven. While we believe these sales and transfers will materially benefit the overall financial health of the Company, it also comes with a greater concentration of risk in these remaining properties. Of these remaining properties, we own one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the five properties held by our Equity-Method Investments). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states. Furthermore, we leased our five real estate properties to three different tenants under long-term triple net leases. For the year ended December 31, 2025, all three tenants each had rental revenue greater than 10%. If the economic condition of the states in which our properties are located were to materially decline, or the financial status of any of our tenants were to deteriorate, our business could be materially impacted.

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

Potential litigation and rising insurance costs may affect our tenants’ ability to obtain and maintain adequate liability and other insurance and their ability to make lease payments and fulfill their insurance and indemnification obligations to us.

Our tenants’ and the Company may be subject to lawsuits filed by advocacy groups that monitor the quality of care at healthcare facilities or by patients, facility residents or their families. Significant damage awards are possible in cases where neglect has been found. This litigation has increased our tenants’ costs of monitoring and reporting quality of care and has resulted in increases in the cost of liability and medical malpractice insurance. These increased costs may materially adversely affect our tenants’ ability to obtain and maintain adequate liability and other insurance; manage related risk exposures; fulfill their insurance, indemnification and other obligations to us under their leases or property management agreements, as applicable; or make lease payments to us, as applicable. In addition, from time to time, we may be subject to claims brought against us in lawsuits and other legal proceedings arising out of our alleged actions or the alleged actions of our tenants’ and operators for which such tenants’ or operators may have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such pending or future litigation could materially adversely affect our liquidity, financial condition and results of operations and have a material adverse effect on us in the event that we are not ultimately indemnified by our tenants’.

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service acquisition financing on that property, then the amount available for operations or distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness collateralized by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For example, on March 13, 2024, we received a notice of default from one of our lenders related to our eight skilled nursing facilities located in Georgia (“GA8 Properties”) due to our continuing failure to pay the full and timely interest payments due on the loan from December 2023 to March 2024. As a result of the default, the lender exercised certain rights, such as, among other things, their right to act as attorney-in-fact of Summit Georgia Holdings, LLC, to appoint an independent manager over the GA8 Properties and their right to exercise any voting rights and to receive any distributions with respect to such properties. On December 20, 2024, we transferred ownership of the GA8 Properties. See Note 14 to the accompanying Notes to Consolidated Financial Statements for further information.

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

ITEM 2. PROPERTIES

As of December 31, 2025, our portfolio consisted of seven properties, three of which we own 100%, and four of which we own through a 95.3% interest in CHP LLC. Five of the properties are 100% leased, on a triple net basis, to the tenants of the related facilities and the other two properties, Sundial Assisted Living and Pennington Gardens (the “Operated Properties”), are each 100% leased to an affiliated subsidiary. The following table (excluding the five properties held by our unconsolidated equity-method investment) provides summary information regarding these properties:

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

(2)Excludes acquisition costs.

Disposal of Georgia Properties

In March 2024, we derecognized the eight skilled nursing facilities located in Georgia, purchased in 2021 through our wholly-owned subsidiary and the parent holding company (collectively, the “GA8 Properties”), and in December 2024, we transferred ownership and were released from all debt and guarantee obligations. See Notes 4 and 14 to the accompanying Notes to Consolidated Financial Statements for further information.

Sale of California Properties

In September 2024, we completed the sale of three properties located in California (“CA3 Properties”), purchased in 2021. See Note 3 to the accompanying Notes to Consolidated Financial Statements for further information.

Portfolio Lease Expirations

The following table sets forth lease expiration information for the ten years and thereafter following December 31, 2025. We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

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

ITEM 3. LEGAL PROCEEDINGS

See Note 10 to the accompanying Notes to Consolidated Financial Statements for a summary of our material legal proceedings.

On October 31, 2025, the Company filed a motion for specific performance in the Delaware Chancery Court against Best Years seeking to compel Best Years to complete the sale of its membership interests for five entities currently owned by the SUL JV pursuant to an agreement between the Operating Partnership and Best Years. Best Years has taken the position that there was no binding agreement to complete the sale. The matter went to trial and post-trial arguments are scheduled for early April 2026.

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

On December 31, 2025, the estimated common stock per-share value is $2.28 per share, adjusted from the previous estimated common stock per-share value of $2.19 established on December 31, 2024. The estimated value per share was based on the methodologies and assumptions described further below. The estimated per-share value determined below is not audited and does not represent the fair value according to U.S. generally accepted accounting principles (“GAAP”) of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets.

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

Our December 31, 2025 estimated per-share value was calculated by aggregating the estimated fair value of our investments in real estate and the estimated fair value of our other assets, subtracting the current book value of our liabilities, and dividing the total by the number of our common shares outstanding as of December 31, 2025. Our estimated per-share value is the same as our net asset value. Our estimated per-share value does not reflect “enterprise value,” which may include a premium for the portfolio or the potential increase in our share value if we were to list our shares on a national securities exchange. Our estimated per-share value also does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange.

The following is a summary of the valuation methodologies used:

Investments in Real Estate. For purposes of calculating an estimated value per share, we used the value of the 2025 lease payments and applied the current market lease rates for each asset type to determine fair market value of our properties or for recently purchased properties, the current appraised values.

Loans Payable. We reduced the fair value of our investments by the total amount due of our loans payable based on the current book value at December 31, 2025.

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

Our estimated per-share value was calculated as follows:

December 31, 2025
Investments in real estate	$2.93
Loans payable	(1.75)
Other assets and liabilities, net	0.94
Equity-Method Investments	0.16
Estimated net asset value per-share	$2.28
Estimated enterprise value premium	None applied
Estimated liquidity discount	None applied
Total estimated per-share value	$2.28

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

Our board of directors reviewed the report prepared by management which recommended an estimated per-share value, and considering all information provided in light of its own knowledge regarding our assets and unanimously agreed upon an estimated value of $2.28 per share, which is consistent with the recommendations of management.

A summary of our estimated per-share value for the last five years at December 31 is as follows:

2025	$2.28
2024	$2.19
2023	$1.71
2022	$2.73
2021	$2.94

Stockholders

As of March 16, 2026, we had approximately 23.0 million shares of common stock outstanding held by 4,107 stockholders of record.

Dividends

Our directors will determine the amount and timing of distributions, if any. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure, reserve requirements, general operational requirements, and the analysis of investing excess cash flow to grow the portfolio versus paying distributions to shareholders. We declared an approximately $0.045 per common share cash distribution during the year ended December 31, 2025. We did not declare a cash distribution per common share during the year ended December 31, 2024.

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-K.

Equity Compensation Plans

See the “Equity Compensation Plan Information” in Item 12 of this report.

Purchases of Company Equity Securities

The Company has not engaged in any repurchases of its equity securities during the year ended December 31, 2025 and does not currently have any repurchase or redemption plan or program in place.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. See also the “Special Note about Forward-Looking Statements” preceding Item 1 of this report.

Overview

As of December 31, 2025, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. We have a 10% interest in one unconsolidated equity-method investment that holds five properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

Our revenues are comprised largely of tenant rental income from our five real estate properties, including rents reported on a straight-line basis over the initial term of each tenant lease, resident fees and services from our two operated properties, and asset management fees resulting from our unconsolidated equity-method investments (collectively “Equity-Method Investments”). We also receive cash distributions from our Equity-Method Investments, which are included in net cash provided by operating activities and net cash provided by investing activities in our consolidated statements of cash flows. Our growth depends, in part, on our ability to continue to raise joint venture or other equity, acquire new healthcare properties at attractive prices, negotiate long-term tenant leases with sustainable rental rate escalation terms and control our expenses. Our operations are impacted by property-specific, market-specific, general economic, regulatory and other conditions.

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

Current Market and Economic Conditions

During 2025, the U.S. economy experienced heightened volatility driven by changes in trade policy and persistent inflationary pressures. New tariffs on imports from several major trading partners contributed to increased uncertainty and higher costs across global supply chains. Within the real estate sector, these developments resulted in higher prices for certain construction materials, including steel, lumber, and aluminum, increasing development and capital expenditure costs. Inflationary pressures and a higher-for-longer interest rate environment continued to constrain capital availability and increase borrowing costs for real estate owners and developers.

In the senior housing and care sector, these macroeconomic conditions created challenges related to both financing and operations. Elevated interest rates moderated development and acquisition activity, while ongoing labor constraints continued to pressure operating margins. Inflation contributed to higher operating costs, including wages, food services, utilities, and insurance. Despite these headwinds, demand for senior housing and care remained supported by favorable long-term demographic trends, providing relative stability within the sector.

Recent Developments

During 2024 and 2025, management focused on strengthening the Company’s balance sheet, streamlining the portfolio, and simplifying the organizational structure through the elimination of minority joint venture interests, with the objective of maximizing value and positioning the Company for a potential liquidity transaction for shareholders.

During 2024, we derecognized eight skilled nursing facilities located in Georgia and in December 2024, transferred ownership in exchange for being released from all debt and guarantee obligations associated with such properties. In September 2024, we sold three properties located in California and recorded a $11.2 million gain on sale and received approximately $14.9 million from the sale. See Notes 3, 4 and 14 to the accompanying Notes to Consolidated Financial Statements for further information.

With respect to our Equity-Method Investments (see below), in May 2024, the Fantasia III JV sold their eight properties which resulted in the winding-up of our equity-method investment. We received approximately $2.1 million from the sale. Additionally, during the year ended December 31, 2024, the SUL JV sold six properties within the SUL JV and we received an aggregate of approximately $2.9 million in cash. During 2025, the Fantasia II JV sold its two properties resulting in the winding-up of our equity-method investment. In October 2025, we completed the sale of our membership interest in the FPH JV. We received approximately $0.3 million for our interest, plus accrued distributions, for a total of approximately $0.4 million, and we wrote off the equity-method investment balance of approximately $(0.1 million), resulting in the winding-up of our equity-method investment. Additionally, we resigned as the manager of the FPH JV. Additionally, during the year ended December 31, 2025, the SUL JV sold four properties within the SUL JV and we received an aggregate of approximately $0.6 million in cash. As of December 31, 2025, we have an interest in one equity-method investment. See Note 5 to the accompanying Notes to Consolidated Financial Statements for further information.

Summit Portfolio Properties

At December 31, 2025, five of our seven properties are 100% leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial”), collectively, the “Operated Properties”) which are operated directly and earn resident fees and service revenue.

The following table provides summary information (excluding the five properties held by our unconsolidated Equity-Method Investments) regarding these properties as of December 31, 2025:

			Square	Purchase
	Properties	Beds	Footage	Price
SNF	4	337	109,306	$31,740,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	7	558	246,071	$57,265,000

					2025
					Lease
Property	Location	Date Purchased	Type	Beds	Revenue (1)
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$567,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	605,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County TX	September 14, 2012	SNF	150	1,412,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	1,109,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	765,000
Sundial Assisted Living (2)	Redding, CA	December 18, 2013	AL	65	—
Pennington Gardens (2)	Chandler, AZ	July 17, 2017	AL/MC	90	—
Total				558
(1)	Represents lease revenue for the year ended December 31, 2025, based on in-place leases, including straight-line rent and excluding $0.8 million in tenant reimbursement revenue.
(2)

Lease revenue due under the Operated Properties intercompany leases are eliminated in consolidation and revenue is reflected in resident fees and services in the accompanying consolidated statements of operations for these Operated Properties.

Summit Equity-Method Investment Portfolio Properties

Summit Union Life Holdings, LLC - Equity - Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement (as amended, the “SUL LLC Agreement”) with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2025 and 2024, we have a 10% interest in the SUL JV which owns five properties as of December 31, 2025 and owned nine properties as of December 31, 2024. See Note 5 to the accompanying Notes to Consolidated Financial Statements for further information.

Equity-Method Partner - Fantasia Investment III LLC - Former Equity - Method Investments

In 2016 and 2017, through our Operating Partnership, we entered into two separate limited liability company agreements (collectively, the “Fantasia Agreements”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia

Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed separate companies, Summit Fantasia Holdings II, LLC (“Fantasia II JV”) and Summit Fantasia Holdings III, LLC (“Fantasia III JV”). We held interests in certain facilities through Fantasia II JV and Fantasia III JV, which were accounted for as equity-method investments.

In May 2025, Fantasia II JV, of which we owned a 20% interest in two skilled nursing facilities located in Rhode Island, sold its two properties. As such, as of May 2025, we no longer have an equity-method investment in the Fantasia II JV and we wrote off the equity-method investment balance of approximately $(0.3 million). See Note 5 to the accompanying Notes to Consolidated Financial Statements for further information.

In May 2024, Fantasia III JV, of which we owned a 10% interest in eight skilled nursing facilities located in Connecticut, sold their eight properties for $60.0 million. We received approximately $2.1 million in cash from the sale resulting in the winding-up of our equity-method investment and as such, as of May 2024, we no longer have an equity-method investment in the Fantasia III JV. See Note 5 to the accompanying Notes to Consolidated Financial Statements for further information.

Summit Fantasy Pearl Holdings, LLC – Former Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”).

The FPH JV was not consolidated in our consolidated financial statements and was accounted for under the equity-method in our consolidated financial statements. In August 2025, Summit entered into a membership interest purchase agreement to sell our 10% interest to one of the existing FPH JV members. On October 29, 2025, we completed the membership interest sale, we received approximately $0.3 million for our interest plus accrued distributions for a total of approximately $0.4 million and we wrote off the equity-method investment balance of approximately $(0.1 million). Additionally, we resigned as the manager of the FPH JV. Consequently, as of October 29, 2025, we no longer have an equity-method interest in the FPH JV. See Note 5 to the accompanying Notes to Consolidated Financial Statements for further information.

Distributions from Equity-Method Investments

For the years ended December 31, 2025 and 2024, we recorded distributions and cash received for distributions from our Equity-Method Investments as follows:

	Years Ended December 31,
	2025	2024
Distributions	$752,000	$5,320,000

Cash received for distributions	$838,000	$5,677,000

Results of Operations

Our results of operations are described below:

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

	December 31,
	2025	2024	$ Change
Total rental revenues (excludes security deposits below)	$5,271,000	$8,986,000	$(3,715,000)
Property operating costs	(1,384,000)	(1,498,000)	114,000
Resident fees and services income	7,434,000	7,102,000	332,000
Resident costs	(5,777,000)	(6,008,000)	231,000
Net operating income (1)	5,544,000	8,582,000	(3,038,000)
Asset management fees	133,000	266,000	(133,000)
General and administrative	(4,443,000)	(4,621,000)	178,000
Depreciation and amortization	(1,447,000)	(2,716,000)	1,269,000
Income from equity-method investees	1,870,000	2,887,000	(1,017,000)
Gain on derecognition and disposal of assets associated with GA8 Properties	—	30,681,000	(30,681,000)
Gain on sale of real estate properties	—	11,151,000	(11,151,000)
Other income	952,000	523,000	429,000
Interest expense	(1,872,000)	(19,545,000)	17,673,000
Gain on sale FPH JV membership interest	293,000	—	293,000
Net income	1,030,000	27,208,000	(26,178,000)
Noncontrolling interests’ share in income	(100,000)	(102,000)	2,000
Net income applicable to common stockholders	$930,000	$27,106,000	(26,176,000)
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

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance, property taxes and other operating expenses, and resident costs are related to the Operated Properties. Net operating income decreased approximately $3.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due the derecognition of the GA8 Properties in March 2024 and sale of the CA3 Properties in September 2024, which resulted in a decrease in total rental revenues of $3.7 million, offset by a net increase in operating income of $0.6 million from resident fees and services income and costs.

Asset management fees decreased approximately $0.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 due primarily to the sale of the Fantasia III JV in 2024, and a reduction in the asset management fees from the SUL JV due to the sales of four properties in 2025 and six properties in 2024 (see Note 5 to the accompanying Notes to Consolidated Financial Statements).

The net decrease of approximately $0.2 million in general and administrative expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily due to a decrease in professional other expense of approximately $0.3 million, payroll related expense of approximately $0.2 million, and a decrease in accounting/audit fees of $0.2 million, offset by an increase from a litigation settlement of $0.3 million, and state taxes of $0.2 million for the year ended December 31, 2025.

The decrease in depreciation and amortization of $1.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily due to the derecognition of the GA8 Properties in March 2024 and no longer recording depreciation and amortization expense and the sale of the CA3 properties in September 2024.

The decrease in income from equity-method investees of approximately $1.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 is mainly due to income from equity-method investees in 2024 of approximately $2.7 million recorded from the sales of six properties in the SUL JV during 2024 (aggregate of approximately $1.9 million) and income from the sale of properties in the Fantasia III JV in May 2024 (approximately $0.8 million) compared to the income from equity-method investees in 2025 of approximately $1.6 million from the sales of four of the properties in the SUL JV during 2025 ($1.3 million), the sale of the two properties in Fantasia II JV ($0.2 million) and sale of membership interest in FPH JV resulting in the termination of our equity-method investment ($0.1 million).

The approximately $30.7 million gain on derecognition and disposal of assets for the year ended December 31, 2024 is associated with GA8 Properties. See Note 14 in the accompanying Notes to the Consolidated Financial Statements.

The gain on sale of real estate of $11.2 million is related to the sale of the CA3 Properties in 2024. See Note 3 in the accompanying Notes to the Consolidated Financial Statements.

The increase in other income of approximately $0.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 is mainly due to the increase in amounts invested in our money market accounts.

The decrease in interest expense of $17.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 is mainly due to the interest incurred in 2024 for the GA8 Properties which were disposed of in December 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had approximately $23.7 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations and meet our capital needs for the next twelve months and the foreseeable future.

Going forward, we expect our primary sources of cash to be rental revenues and equity-method investment distributions. In addition, we may increase cash through the sale of additional properties, which may result in the deconsolidation of properties we already own, or borrowing against currently-owned properties. For the foreseeable future, we expect our primary uses of cash to be for funding future acquisitions, operating expenses, interest expense on outstanding indebtedness and the repayment of principal on loans payable. We may also incur expenditures for renovations of our existing properties, making our facilities more appealing in their market.

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

Credit Facilities and Loan Agreements

As of December 31, 2025, we had debt obligations of approximately $41.4 million. The outstanding balance by lender is as follows (see Note 4 to the accompanying Notes to Consolidated Financial Statements for further information regarding our financing arrangements):

●Capital One Multifamily Finance, LLC (HUD-insured) – approximately $9.5 million maturing September 2053
●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $31.9 million maturing from September 2039 through April 2055
●	CIBC Bank, USA - Master Letter of Credit Agreement for $1.0 million (none outstanding)

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the years ended December 31, 2025 and 2024:

	Year Ended December 31
	2025	2024
Net income applicable to common stockholders (GAAP)	$930,000	$27,106,000

Adjustments:
Depreciation and amortization	1,353,000	2,636,000
Depreciation and amortization related to noncontrolling interests	(32,000)	(34,000)
Depreciation related to Equity-Method Investments	191,000	464,000
Gain on sale of properties in Equity-Method Investments (included in income from Equity-Method Investments)	(1,345,000)	(2,739,000)
Impairment on real estate properties in Equity-Method Investments	460,000	—
Gain on sale of FPH JV membership interest	(293,000)	—
Gain on sale of real estate properties	—	(11,151,000)
Gain on derecognition of assets associated with GA8 Properties	—	(30,681,000)
Funds provided by (used in) operations (FFO) applicable to common stockholders	$1,264,000	$(14,399,000)

Weighted-average number of common shares outstanding – basic	23,027,978	23,027,978
FFO per weighted average common shares - basic	$0.05	$(0.63)
Weighted-average number of common shares outstanding – diluted	23,071,886	23,027,978
FFO per weighted average common shares - diluted	$0.05	$(0.63)

Subsequent Events

See Note 15 to the accompanying Notes to Consolidated Financial Statements for further information regarding subsequent events.

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

There were no real estate acquisitions during the years ended December 31, 2025 and 2024.

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

There were no material changes in the accounting methodology we use to assess impairment charges during the year ended December 31, 2025.

We did not record any impairment charges during the years ended December 31, 2025 and 2024.

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

For the years ended December 31, 2025 and 2024, we did not record any impairment of our Equity-Method Investments. See Note 5 to the accompanying Notes to Consolidated Financial Statements for further information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, under the supervision of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation as of December 31, 2025, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we filed or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

ITEM 9B. OTHER INFORMATION

10b5-1 Plans

During the year ended December 31, 2025, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

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

J. Steven Roush, CPA, age 79 serves on our Audit, Independent Directors, Compensation and Investment Committees. Mr. Roush chairs our Board of Directors and our Audit Committee. Mr. Roush’s terms on our Board and the Committees noted above expire on the date of the 2026 Annual Meeting. Mr. Roush retired from PricewaterhouseCoopers (PWC) in 2007 after 39 years, 30 of those as a Partner. Mr. Roush brings experience in a diverse number of industries ranging from manufacturing, non-profits and retail (restaurants) with concentrations in real estate (office, residential, hospitality and commercial), telecommunications and pharmaceutical. He has a background in dealing with both private and public company boards of directors. Mr. Roush has a Bachelor of Science Degree in Accounting from Drake University and an Executive Masters Professional Director Certification from the American College of Corporate Directors. Mr. Roush has served on our Board since 2014.

Mr. Roush brings to our Board years of dealing with the SEC and its various regulatory filings, Sarbanes Oxley (SOX 404) implementation and maintenance and the experience of working with many diverse boards running across varied industries. Over the years, he has served as an office managing partner, an SEC Review Partner (over 20 years) and a Risk Management Partner. Mr. Roush previously served as Chairman of the Board and Chairman of the Audit Committee of W.E. Hall Company, a privately held manufacturer and distributor of corrugated pipe and related drainage products and Chairman of the Board and Chairman of the Audit Committee for Fieldpiece Instruments, Inc., a privately held manufacturer of hand held instruments for HVAC/R field service. He is on the Extended Leadership Team of the American Heart Association - Orange County and previously served six years on the Audit Committee of the National American Heart Association. Mr. Roush serves on the Corporate Cabinet of the Tocqueville Society of United Way – Orange County. Mr. Roush is a founding member of the Private Directors Association-Southern California chapter. Mr. Roush also served on the Board of Trustees of the Orange County Museum of Art and was the Treasurer and the Chairman of the Finance Committee. He currently serves on the Board of Advisors to the UC Irvine Langson Orange County Museum of Art. He also previously served as a member of the Board and Chairman of the Audit committee of AirTouch Communications, Inc., a public telecommunication device company, and Staar Surgical Company, a public manufacturer of implantable lenses for the eye. Our Board has determined that Mr. Roush satisfies the SEC’s requirements of an “audit committee financial expert.”

Suzanne Koenig, age 65, serves on our Audit, Independent Directors, Compensation and Investment Committees. Ms. Koenig’s terms on our Board and the Committees noted above expire on the date of the 2026 Annual Meeting. Ms. Koenig is president and founder of SAK Management Services LLC, a nationally recognized long-term care management and healthcare consulting services company, where she has worked for over 25 years. With over 35 years of extensive experience as an owner and operator, Ms. Koenig offers specialized skills in operations improvement, staff development and quality assurance with particular expertise in marketing, census development and operations enhancement for the whole spectrum of senior housing, long-term care and other healthcare entities requiring turnaround services. Ms. Koenig has served on our Board since 2015.

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

Ms. Koenig brings to our Board over 40 years of experience in operating long-term care and senior housing facilities. Ms. Koenig offers the practical perspective of the challenges and opportunities confronting healthcare providers in managing the changing dynamics of this industry. She is a Certified Turnaround Practitioner, a Licensed Nursing Home Administrator and a Licensed Social Worker.

Ms. Koenig also serves as an officer and director for several of the states’ long term care provider associations. Ms. Koenig is a Board of Director of the American Bankruptcy Institute and the former Co-Chair of the Health Care Insolvency Committee of the American Bankruptcy Institute. Ms. Koenig is a Board of Director for the Global Turnaround Management Association. Ms. Koenig is a frequent speaker for various healthcare industry associations and business affiliates where she conducts continuing education and training programs. She holds a Master of Science Degree from Spertus College, Illinois, and a Bachelor of Social Work Degree from the University of Illinois, Champaign-Urbana, Illinois.

Elizabeth Pagliarini, age 55, currently serves as our Chief Executive Officer and Secretary. Further information regarding Ms. Pagliarini’s business experience and specific skills that qualify her to serve as a director of the Company is set forth below in the “Executive Officers” section. Ms. Pagliarini has served on our Board since July 2023.

Executive Officers

Ms. Elizabeth Pagliarini is our Chief Executive Officer and Secretary. Our Chief Financial Officer and Treasurer is Ms. Sharyn Grant.

Elizabeth Pagliarini, age 55, was appointed as our Chief Executive Officer and Secretary, as well as a member of our Board of Directors, in July 2023, the term of which expires on the date of the 2026 Annual Meeting, and has been with the Company since June 2014. She previously served as our Chief Financial Officer and Treasurer since September 2014 and Chief Operating Officer since August 2019. Ms. Pagliarini is a seasoned executive with over 30 years of experience in financial services and investment banking having held positions including chief executive officer, president, chief financial officer and chief compliance officer. Ms. Pagliarini successfully broke the “glass ceiling” in her mid-twenties as chief executive officer and chairwoman of the board of an investment brokerage subsidiary of a public company in Beverly Hills, California. She also co-founded a boutique investment bank and registered broker-dealer. Prior to working at Summit, Ms. Pagliarini was a principal at a securities litigation and financial consulting firm since 2001 and chief compliance officer and FINOP (financial and operations principal) at a Los Angeles-based investment bank from 2005-2008. Ms. Pagliarini received her Bachelor of Science in Business Administration with a concentration in Finance from Valparaiso University where she was honored with their highest academic award, the Presidential Scholarship. She is also a Certified Fraud Examiner (CFE).

Ms. Pagliarini brings to the Board extensive executive experience in finance - related companies, including as chief executive officer, chief financial officer and chief operating officer of the Company.

Ms. Pagliarini is a member of the Board of Directors of First Foundation Inc. (NYSE: FFWM), and serves as chairperson of its risk committee, chairperson of its regulatory compliance oversight committee, and as a member of the compensation and nominating and governance committees. She has served as Chairwoman of the Mission Viejo, California Investment Advisory Commission and as an advisory board member of The CFO Executive Summit of Southern California. In addition, she proudly serves on the Emeritus Board of Directors for Forever Footprints, a non-profit organization that provides support to families that have suffered the loss of a baby during pregnancy or infancy and educates the medical community to improve quality of care and response. In 2020, Ms. Pagliarini was awarded with the Lifetime Achievement Award at the Orange County Business Journal’s CFO of the Year Awards after receiving nominations for CFO of the Year in both 2019 and 2020. She has also been named one of “20 Women to Watch” by OC Metro magazine and nominated for The Orange County Business Journal’s Women in Business Award. Additionally, she has been honored by Step Up Women’s Network as the recipient of their prestigious Commitment to Philanthropy Volunteer Award and by Forever Footprints as the winner of their Compassion Award.

Sharyn Grant, age 63, was appointed as Summit’s Chief Financial Officer and Treasurer in July 2023. She has been with the Company since 2015 and previously served as our Controller. Ms. Grant has over 25 years of experience in accounting and finance in real estate, healthcare and technology. Ms. Grant’s responsibilities include corporate strategy, budgeting, forecasting and financial analysis, treasury, audit, SEC reporting and tax functions. Ms. Grant holds an active Certified Public Accountant (CPA) license, which she attained during her 10-year career at BDO USA, LLP, and is a member of the American Institute of Certified Public Accountants. Ms. Grant received her Bachelor of Arts in Business Administration with a concentration in Accounting, with high honors, from Cal State University, Fullerton.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of our Board and our executive officers. The Code of Business Conduct and Ethics can be accessed through our website: www.summithealthcarereit.com/code-of-business-conduct-and-ethics.

Changes to Director Nomination Procedures

The Board of Directors of the Company established August 11, 2026, as the date of the Company’s 2026 annual meeting of stockholders (the “2026 Annual Meeting”). The time and location of the 2026 Annual Meeting will be specified in the Company’s proxy statement for the 2026 Annual Meeting. The Board has fixed the close of business on June 15, 2026, as the record date for determining stockholders of the Company who are entitled to vote at the 2026 Annual Meeting, including any adjournments or postponements thereof.

Pursuant to the Company’s Amended and Restated Bylaws, as amended (our “Bylaws”), any stockholder who wishes to make a nomination or introduce an item of business at the 2026 Annual Meeting, other than pursuant to Rule 14a-8 under the Exchange Act, must comply with the procedures set forth in our Bylaws, including delivering proper notice to us in writing to our Corporate Secretary at our principal executive offices not later than the close of business on April 13, 2026 (i.e. the 120th day prior to the date of such annual meeting). The notice must also include the information specified in our Bylaws.

In addition, to comply with the SEC’s universal proxy rules, shareholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide notice in writing to our Corporate Secretary at our principal executive offices that sets forth the information required by Rule 14a-19 under the Exchange Act, no later than April 13, 2026.

Notices of intention to present proposals or nominate directors at the 2026 Annual Meeting, and all supporting information required by SEC rules and our Bylaws, as applicable, must be submitted to: Corporate Secretary, Summit Healthcare REIT, Inc. 23382 Mill Creek Drive, Suite 125, Laguna Hills, CA 92653.

Audit Committee

Our Board has a standing Audit Committee that selects the independent registered public accounting firm that audits our annual consolidated financial statements, reviews the plans and results of the audit engagement with the independent registered public accounting firm, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. The current members of the Audit Committee are J. Steven Roush and Suzanne Koenig. J. Steven Roush serves as the Chairman of the Audit Committee and satisfies the SEC’s requirements of an “audit committee financial expert.”

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain information concerning compensation for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2025 and 2024.

					Option	All Other
Name and Principal Position	Year	Salary	Bonus		Awards	Comp		Total
Elizabeth Pagliarini, Chief Executive Officer and Secretary	2025	$575,760	$400,000		$—	$14,000	(2)	$989,760
	2024	$575,760	$400,000	(3)	$—	$13,800	(1)	$989,560
Sharyn Grant, Chief Financial Officer and Treasurer	2025	$250,760	$10,000		$—	$10,430	(2)	$271,190
	2024	$250,760	$40,000		$—	$32,297	(4)	323,057
(1)	This amount relates to the employer matching 401(K) contributions which were paid in 2024.
(2)	This amount relates to the employer matching 401(K) contributions which were paid in 2025.
(3)	Relates to discretionary bonus earned in 2024 which was paid in 2025.
(4)	$12,425 of this amount relates to the employer matching 401(K) contributions which were paid in 2024 and $19,872 related to unused paid time off earned in prior years paid out in 2024.

Employment Agreements with Named Executive Officers

In December 2024, the Company entered into an employment agreement with Elizabeth Pagliarini, Chief Executive Officer and Secretary, which was approved by the Company’s Compensation Committee and Board of Directors. Ms. Pagliarini’s employment agreement has a three-year term and contains standard terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a special cash payment following termination without cause or a change in control of the Company, as discussed in greater detail below. The base salary for Ms. Pagliarini was set at $575,000 per annum and is subject to annual merit increases.

In November 2024, the Company entered into an employment agreement with Sharyn Grant, Chief Financial Officer and Treasurer, which was approved by the Company’s Compensation Committee and Board of Directors. Ms. Grant’s employment agreement has a three-year term and contains standard terms relating to salary, bonus, position, duties and benefits (including eligibility for equity compensation), as well as a special cash payment following termination without cause or a change in control of the Company, as discussed in greater detail below. The base salary for Ms. Grant was set at $250,000 per annum and is subject to annual merit increases.

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

If the Company undergoes a change in control during the executive’s term of employment or within six months after the termination of the employment, other than for cause, then the Company will pay a cash bonus in the amount equal to three times base salary for Ms. Pagliarini and one times base salary for Ms. Grant, as defined in the employment agreements. In addition, all options granted to the executive under the Summit Healthcare REIT Inc. 2015 Omnibus Incentive Plan that otherwise were unvested shall immediately and fully accelerate and shall be deemed to be vested.

Director Compensation

In the event that a director is also one of our full-time executive officers, we do not pay any compensation for services rendered as a director. The amount and form of compensation payable to our directors for their service to us is determined by the Compensation Committee of our Board, based in part on its evaluation of third-party board compensation information.

The following table summarizes the annual compensation received by our independent directors for the fiscal year ended December 31, 2025.

	Fees Earned or
	Paid in Cash in	Stock
Name	2025	Awards	Total
J. Steven Roush	$82,000	$—	$82,000
Suzanne Koenig	$62,000	$—	$62,000

During fiscal year 2025, we paid each of our independent directors’ compensation as follows:

●	$50,000 annual retainer, paid pro-rata monthly ($12,500 per director per quarter);
●	Board meeting fee of $2,000 per meeting for each regularly scheduled Board meeting ($2,000 per director per quarter);
●	Special Board meeting fee of $1,000 per meeting, per director, which will apply to any Board meeting called by an executive officer of the Company that is not a regular scheduled Board meeting;
●	Committee fees of $1,000 per committee meeting duly called by an officer of the Company (approximately $1,000 per director per quarter, plus other meetings); and
●	Annual fee of $12,500 for the Chairman of the Board of Directors and $7,500 for the Chairman of the Audit Committee.

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

The Omnibus Incentive Plan expired in accordance with its terms in October 2025.

The Company has not adopted a new equity incentive plan.

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

We granted 33,000 stock options in April 2025. Historically, the Compensation Committee has awarded stock options or equity awards in April of a fiscal year. If we grant any stock options or equity awards on a go forward basis, we will ensure that such grants are made at least four business days before or after the filing of our annual report on Form 10-K for such recently completed fiscal year (with the first day being the filing date), any quarterly report on Form 10-Q or the filing or furnishing of any current report on Form 8-K that discloses material nonpublic information (other than a current report on Form 8-K disclosing a material new option award grant under Item 5.02(e) of that form).

Outstanding Equity Awards as of December 31, 2025

The following table presents information regarding the outstanding equity awards held by each of our named executive officers as of December 31, 2025, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Options -	Options -		Exercise	Expiration
Name	Exercisable	Unexercisable		Price	Date
Elizabeth Pagliarini	73,118	—		$2.02	12/1/2026
Elizabeth Pagliarini	70,000	—		$2.04	4/1/2027
Elizabeth Pagliarini	17,445	—		$2.26	11/7/2027
Elizabeth Pagliarini	80,000	—		$2.24	4/1/2028
Elizabeth Pagliarini	225,000	—		$2.26	3/1/2029
Sharyn Grant	10,000	—		$2.02	12/31/2026
Sharyn Grant	10,000	—		$2.24	12/31/2027
Sharyn Grant	12,000	—		$2.26	12/31/2028
Sharyn Grant	12,000	—		$2.26	12/31/2029
Sharyn Grant	25,000	—		$2.35	3/31/2032
Sharyn Grant	22,222	2,778	(1)	$2.18	3/31/2033
(1)	695 stock options vest monthly and become fully vested on April 1, 2026

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Our only equity compensation plan was the Company’s 2015 Omnibus Incentive Plan, which expired in accordance with its terms in October 2025, and the only form of equity granted pursuant to our 2015 Omnibus Incentive Plan to date are stock options. Our equity compensation plan information as of December 31, 2025 is as follows:

	Number of Securities to be	Weighted Average
	Issued Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance
Equity compensation plans approved by security holders	1,041,063	$2.35	—	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,041,063	$2.35	—
(1)	At the time of its expiration in October 2025, the 2015 Omnibus Incentive Plan had 1,865,270 securities remaining available for future issuance.

OWNERSHIP OF EQUITY SECURITIES

Security Ownership of Certain Beneficial Owners

There are no persons known to the Company to beneficially own 5% or more of our outstanding common stock.

Security Ownership of Management

The following table sets forth information as of March 15, 2026, regarding the beneficial ownership of our common stock by each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 23,027,978 shares of common stock outstanding as of March 15, 2026.

	Amount and Nature
	of Beneficial	Percentage
Name of Beneficial Owner	Ownership (1)	of Class
Elizabeth Pagliarini	465,563	2.0%
J. Steven Roush	160,000	*
Suzanne Koenig	110,000	*
Sharyn Grant	94,000	*
All current directors and executive officers as a group (4 persons)	829,563	3.6%

*Less than 1%.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 15, 2026. All amounts noted are stock options. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the securities listed are pledged as security.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Independent Directors Committee has reviewed the material transactions between the Company and our affiliates (including CRA, our former advisor) since the beginning of 2025, as well as any such currently proposed transactions. Set forth below is a description of such transactions.

Our Relationship with Our Equity-Method Investments

We currently have an interest in one equity-method investment (see Note 5 to the accompanying Notes to Consolidated Financial Statements). We serve as the manager of our equity-method investments and provide various services in exchange for fees and reimbursements. Under the agreements, as the manager, we are paid an annual asset management fee based on the properties in the portfolios, as defined in the agreements. All asset management fees are paid to Summit Healthcare Asset Management, LLC (“SAM TRS”), our consolidated taxable REIT subsidiary, and expenses incurred by us, as the manager, are reimbursed from SAM TRS.

For the year ended December 31, 2025, we recorded approximately $0.1 million in asset management fees as the manager of our equity-method investments.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table lists the aggregate fees billed for services incurred by us in fiscal years 2025 and 2024 rendered by Haskell & White LLP, our principal accountant, starting in August 2024:

	Year Ended December 31,
Haskell & White LLP	2025	2024
Audit Fees(1)	$305,000	$227,000
Total	$305,000	$227,000

(1)

Audit fees for 2025 and 2024 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, consents, and other audit services related to filings with the SEC.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified on the next page:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Equity for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024

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

Stockholders and Board of Directors

Summit Healthcare REIT, Inc

Laguna Hills, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Healthcare REIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Haskell & White LLP

We have served as the Company’s auditor since 2024.

Irvine, California

March 27, 2026

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and 2024

	December 31,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$23,706,000	$25,195,000
Restricted cash	2,682,000	2,744,000
Real estate properties, net (Notes 3 and 14)	38,862,000	39,939,000
Tenant and other receivables, net	1,470,000	1,617,000
Other assets, net	784,000	874,000
Equity-method investments	1,775,000	449,000
Total assets	$69,279,000	$70,818,000

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$3,885,000	$4,193,000
Security deposits	337,000	338,000
Loans payable, net of debt issuance costs (Notes 4 and 14)	39,858,000	41,030,000
Total liabilities	44,080,000	45,561,000

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at December 31, 2025 and 2024	23,000	23,000
Additional paid-in capital	115,518,000	116,520,000
Accumulated deficit	(90,499,000)	(91,429,000)
Total stockholders’ equity	25,042,000	25,114,000
Noncontrolling interests	157,000	143,000
Total equity	25,199,000	25,257,000
Total liabilities and equity	$69,279,000	$70,818,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2025 and 2024

	2025	2024
Revenues:
Total rental revenues	$5,271,000	$8,986,000
Resident fees and services	7,434,000	7,102,000
Asset management fees	133,000	266,000
Total operating revenue	12,838,000	16,354,000

Expenses:
Property operating costs	1,384,000	1,498,000
Resident costs	5,777,000	6,008,000
General and administrative	4,443,000	4,621,000
Depreciation and amortization	1,447,000	2,716,000
Total operating expenses	13,051,000	14,843,000

Gain on derecognition and disposal associated with GA8 Properties (Note 14)	—	(30,681,000)
Gain on sale of real estate properties (Note 3)	—	(11,151,000)

Operating (loss) income	(213,000)	43,343,000

Income from equity-method investees	1,870,000	2,887,000
Other income	952,000	523,000
Interest expense	(1,872,000)	(3,086,000)
Interest expense associated with GA8 Properties (Note 14)	—	(16,459,000)
Gain on sale of equity-method investment	293,000	—

Net income	1,030,000	27,208,000
Noncontrolling interests’ share in net income	(100,000)	(102,000)
Net income applicable to common stockholders	$930,000	$27,106,000

Earnings per common share:
Basic:
Net income applicable to common stockholders	$0.04	$1.18

Diluted:
Net income applicable to common stockholders	$0.04	$1.18

Weighted average shares used to calculate earnings per common share:
Basic	23,027,978	23,027,978
Diluted	23,071,886	23,067,460

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2025 and 2024

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2024	23,027,978	$23,000	$116,473,000	$(118,535,000)	$(2,039,000)	$122,000	$(1,917,000)
Stock-based compensation	—	—	47,000	—	47,000	—	47,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(81,000)	(81,000)
Net income	—	—	—	27,106,000	27,106,000	102,000	27,208,000
Balance — December 31, 2024	23,027,978	23,000	116,520,000	(91,429,000)	25,114,000	143,000	25,257,000
Stock-based compensation	—	—	34,000	—	34,000	—	34,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(86,000)	(86,000)
Distributions paid to stockholders	—	—	(1,036,000)	—	(1,036,000)	—	(1,036,000)
Net income	—	—	—	930,000	930,000	100,000	1,030,000
Balance — December 31, 2025	23,027,978	$23,000	$115,518,000	$(90,499,000)	$25,042,000	$157,000	$25,199,000

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 and 2024

	2025	2024
Cash flows from operating activities:
Net income	$1,030,000	$27,208,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	70,000	259,000
Depreciation and amortization	1,447,000	2,716,000
Amortization of above-market lease intangible	—	42,000
Straight-line rents	(21,000)	(196,000)
Stock-based compensation expense	34,000	47,000
Gain on sale of real estate properties	—	(11,151,000)
Gain on derecognition and disposal of assets and liabilities associated with GA8 Properties	—	(30,681,000)
Gain on sale of equity-method investment	(293,000)	—
Income from equity-method investees	(1,870,000)	(2,887,000)
Change in operating assets and liabilities, net of consolidated interest in unconsolidated equity-method investment and derecognition of assets:
Tenant and other receivables, net	929,000	3,270,000
Other assets, net	(21,000)	207,000
Accounts payable and accrued liabilities	(144,000)	8,583,000
Security deposits	—	(109,000)
Net cash provided by (used in) operating activities	1,161,000	(2,692,000)

Cash flows from investing activities:
Proceeds from sale of real estate properties, net of cash	—	27,906,000
Change in cash associated with the derecognition of assets associated with GA8 Properties	—	4,286,000
Additions to real estate and other assets	(423,000)	(268,000)
Investments in equity-method investees	(218,000)	(29,000)
Proceeds from sale of equity-method investment	293,000	2,711,000
Net cash (used in) provided by investing activities	(348,000)	34,606,000

Cash flows from financing activities:
Payments of loans payable	(1,242,000)	(3,077,000)
Payment of distributions to stockholders	(1,036,000)	—
Repayment of loan payable related to sale of real estate properties	—	(15,000,000)
Distributions paid to noncontrolling interests	(86,000)	(81,000)
Net cash used in financing activities	(2,364,000)	(18,158,000)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,551,000)	13,756,000
Cash, cash equivalents and restricted cash — beginning of year	27,939,000	14,183,000
Cash, cash equivalents and restricted cash – end of year	$26,388,000	$27,939,000

Supplemental disclosure of cash flow information:
Cash paid for interest:	$1,538,000	$10,798,000

Supplemental disclosure of non-cash investing activities:

Derecognition of assets associated with GA8 Properties (Note 14):
Real estate properties, net	$—	$97,637,000
Intangible lease assets, net	$—	$10,250,000
Other assets	$—	$12,000
Accounts payable and accrued liabilities	$—	$(751,000)
Write off of deferred financing costs	$—	$790,000
Security deposits	$—	$(2,589,000)
Release of loans payable associated with GA8 Properties	$—	$(121,870,000)
Release of interest payable associated with GA8 Properties	$—	$(9,872,000)

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that, as of December 31, 2025, owns 100% of three properties, 95.3% of four properties, and a 10% interest in an unconsolidated equity-method investment that holds five properties. Summit is a Maryland corporation, formed in 2004 under the General Corporation Law of Maryland for the purpose of investing in and owning real estate. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, including Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), except where the context otherwise requires.

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

As of December 31, 2025 and 2024, we own a 95.3% interest in the four JV Properties, and CHREF owns a 4.7% interest.

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our consolidated financial statements and is accounted for under the equity-method in our consolidated financial statements. As of December 31, 2025, we have a 10% interest in the SUL JV which owns five properties and, as of December 31, 2024, owned nine properties. See Note 5 for further information.

Summit Fantasia Holdings II, LLC – Former Equity-Method Investment

In December 2016, through our Operating Partnership, we entered into a limited liability company agreement (the “Fantasia II LLC Agreement”) with Fantasia Investment III LLC (“Fantasia”), an unrelated entity and a U.S.-based affiliate of Fantasia Holdings Group Co., Limited (a Chinese corporation listed on the Stock Exchange of Hong Kong (HKEX)), and formed Summit Fantasia Holdings II, LLC (the “Fantasia II JV”). The Fantasia II JV was not consolidated in our consolidated financial statements and was accounted for under the equity-method in our consolidated financial statements.

In May 2025, the Fantasia II JV sold its two properties resulting in the winding-up of our equity-method investment and as such, as of May 2025, we no longer have an equity-method investment in the Fantasia II JV. As of December 31, 2025 and 2024, we had a 0% and a 20% interest in the Fantasia II JV. See Note 5 for further information.

Summit Fantasia Holdings III, LLC – Former Equity-Method Investment

In July 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia and formed Summit Fantasia Holdings III, LLC (the “Fantasia III JV”). In May 2024, the Fantasia III JV sold their eight properties resulting in the winding-up of our equity-method investment and as such, as of May 2024, we no longer have an equity-method investment in the Fantasia III JV. See Note 5 for further information.

Summit Fantasy Pearl Holdings, LLC – Former Equity-Method Investment

In October 2017, through our Operating Partnership, we entered into a limited liability company agreement with Fantasia, Atlantis Senior Living 9, LLC, a Delaware limited liability company (“Atlantis”), and Fantasy Pearl LLC, a Delaware limited liability company (“Fantasy”), and formed Summit Fantasy Pearl Holdings, LLC (the “FPH JV”). The FPH JV was not consolidated in our consolidated financial statements and was accounted for under the equity-method in our consolidated financial statements.

In October 2025, we sold our 10% membership interest to an existing member of the FPH JV, we resigned as the manager, and as of October 2025, no longer have an equity-method investment in the FPH JV. As of December 31, 2025 and 2024, we had a 0% and 10% interest, respectively, in the FPH JV. See Note 5 for further information.

Taxable REIT Subsidiaries

Summit Healthcare Asset Management, LLC

Summit Healthcare Asset Management, LLC (“SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). SAM TRS serves, or formerly served, as applicable, as the manager of the SUL JV, Fantasia II JV (through May 2024), Fantasia III JV (through May 2025), and FPH JV (through October 2025) (collectively, our “Equity-Method Investments”), and provide management services in exchange for fees and reimbursements. All asset management fees earned by us are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS. See Notes 5 and 7 for further information.

SHOP TRS LLC

SHOP TRS LLC (“SHOP TRS”) is our wholly-owned taxable REIT subsidiary that is the sole member for two of our real estate properties that no longer have a lease with an unrelated tenant. Each of these properties are leased to an affiliated subsidiary, Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial”)(collectively, the “Operated Properties”), which are operated directly and earn resident fees and service revenue and the operations are consolidated in our financial statements.

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

Variable Interest Entities

We analyze our contractual and/or other interests to determine whether such interests constitute an interest in a variable interest entity (VIE) in accordance with ASC 810, Consolidation, and, if so, whether we are the primary beneficiary. If we are determined to be the primary beneficiary of a VIE, we must consolidate the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; and (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We evaluated our wholly and partially-owned subsidiaries, the Operating Partnership and CHP, LLC and equity method investments to determine if they are a VIE, and if such VIE should be consolidated. The Operating Partnership and CHP, LLC are consolidated as the Company is deemed the primary beneficiary. Our Operating Partnership’s equity investment in our Equity-Method Investments met the definition and criteria of VIEs. However, as we do not have power to direct the activities that most significantly impact economic performance of these VIEs, they are accounted for under the equity method of accounting and are reflected as equity-method investments.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2025, we had cash accounts in excess of FDIC-insured limits. To date, the Company has not experienced losses or lack of access to cash in its cash and cash equivalent accounts.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows:

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$23,706,000	$25,195,000
Restricted cash	2,682,000	2,744,000
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$26,388,000	$27,939,000

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

Held for Sale

We consider properties to be assets held for sale when (1) management commits to a plan to sell the property, (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and we anticipate the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated fair value, less estimated transaction costs. Depreciation and amortization of the property are discontinued. If a property subsequently no longer meets the criteria to be classified as held for sale, it is reclassified as held and used and measured at the lower of (i) its original carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense not recognized while it was classified as held for sale, and (ii) its fair value.

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

We did not record any impairments during the years ended December 31, 2025 and 2024.

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

Fair Value Measurement of Financial Instruments

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, tenant and other receivables, certain other assets, accounts payable and accrued liabilities, security deposits and loans payable. With the exception of the loans payable discussed below, we consider the carrying values to approximate fair value for such financial instruments because of the short period of time between origination of the instruments and their expected payment. These are considered a Level 1 inputs.

As of December 31, 2025 and 2024, the fair value of our fixed rate U.S. Department of Housing and Urban Development (“HUD”)-insured loans payable was $34.2 million and $37.3 million, compared to the principal balance (excluding debt issuance costs) of $41.4 million and $42.7 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. The fair value of our fixed and variable rate loans payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy. At December 31, 2025 and 2024, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Tenant and Other Receivables

Tenant and other receivables are comprised mainly of the cumulative amount of future adjustments necessary to present tenant rental income on a straight-line basis, accounts receivable due from residents for our Operated Properties, asset management fees and distributions receivable.

Allowance for Credit Losses

The allowance for credit losses is maintained on all receivables except for lease receivables and is maintained at a level believed adequate to absorb potential losses in our receivables. The determination of the credit allowance is based on a quarterly evaluation of each of these receivables, including general economic conditions and estimated collectability. We evaluate the collectability of our receivables based on a combination of credit quality indicators, including, but not limited to, payment status, historical charge-offs, and financial strength of the equity method investment. A receivable is considered to have deteriorated in credit quality when, based on current information, future economic conditions and events, it is probable that we will be unable to collect all amounts due. As of December 31, 2025 and 2024, the allowance for credit losses is immaterial.

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

We evaluate our Equity-Method Investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. If it is determined that a decline in the fair value of our investments is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors. For the years ended December 31, 2025 and 2024, we did not record any impairments related to our Equity-Method Investments.

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

Noncontrolling Interest in Consolidated Subsidiary

Noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by us. As of December 31, 2025 and 2024, the noncontrolling interest mainly relates to CHP, LLC.

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

Income Taxes

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could materially and adversely affect our net income/loss and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate for the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2022 and subsequent years, and state income tax returns are subject to audit for the year ended December 31, 2021 and subsequent years.

We have elected to treat SAM TRS and SHOP TRS as taxable REIT subsidiaries (collectively, the “TRS Subsidiaries”), which generally may engage in any business, including the provision of customary or non-customary services for our tenants. The TRS Subsidiaries are treated as a regular corporation and are subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. As of December 31, 2025 and 2024, respectively, the TRS Subsidiaries have net deferred tax assets, related primarily to their net operating losses (collectively “NOL”), of approximately $1.5 million and $1.4 million, for which there is a full valuation allowance recorded.

The Company regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. If the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2025, the Company continues to provide a full valuation allowance against the TRS Subsidiaries net deferred tax assets.

The net change in the valuation allowance for the year ended December 31, 2025 was an increase of $0.1 million. As of December 31, 2025, the TRS Subsidiaries have NOL carryforwards for federal income tax purposes of approximately $5.5 million that will begin to expire in 2035 with approximately $4.7 million of the federal net operating loss carryforward lasting indefinitely. As of December 31, 2025, the TRS Subsidiaries had net operating loss carryforwards for state income tax purposes of approximately $5.6 million that will begin to expire at various dates beginning in 2035.

During the years ended December 31, 2025 and 2024, cash paid for state taxes, net of refunds, were approximately $193,000 and $2,000, respectively.

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

Basic and Diluted Net Income (Loss) and Distributions per Common Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares are calculated in accordance with the treasury stock method. See Note 12.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This guidance requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is evaluating the impact of adopting this ASU.

On December 14, 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision-usefulness of income tax disclosures. The amendments primarily require expanded disaggregation within the effective tax rate reconciliation and enhanced disclosures regarding income taxes paid, including additional jurisdictional detail. The Company adopted ASU 2023-09 during the year ended December 31, 2025 with minimal impact to its income tax disclosures.

3. Investments in Real Estate Properties

The table below includes our seven real estate properties held by our consolidated subsidiaries, five of which are 100% leased to the tenants of the related facilities and two are each 100% leased to an affiliated subsidiary, and excludes our unconsolidated equity-method investment properties.

	December 31,	December 31,
	2025	2024
Land	$6,237,000	$6,237,000
Buildings and improvements	48,872,000	48,628,000
Less: accumulated depreciation	(16,344,000)	(15,082,000)
Buildings and improvements, net	32,528,000	33,546,000
Furniture and fixtures	4,534,000	4,534,000
Less: accumulated depreciation	(4,437,000)	(4,378,000)
Furniture and fixtures, net	97,000	156,000
Real estate properties, net	$38,862,000	$39,939,000

Depreciation and amortization expense (excluding leasing commission amortization) for the years ended December 31, 2025 and 2024 was approximately $1.4 million and $2.5 million, respectively.

The following table provides summary information regarding our seven real estate properties held by our consolidated subsidiaries (excluding the five properties owned by our unconsolidated equity-method investment) as of December 31, 2025:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$3,462,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	3,037,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	10,655,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	5,062,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,170,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,503,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	9,532,000
Total:				$57,265,000	$41,421,000

(1)SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

GA8 Properties Disposal

In March 2024, we derecognized the eight skilled nursing facilities located in Georgia, acquired in 2021 through our wholly-owned subsidiary and the parent holding company (collectively, the “GA8 Properties”), and in December 2024, we transferred ownership and were released from all obligations. See Notes 4 and 14 for further information.

Sale of CA3 Properties

In September 2024, we completed the sale of the three properties located in California (“CA3 Properties”) that we acquired in 2021, through first priority $15.0 million mortgage loan collateralized by the CA3 Properties with CIBC Bank, USA (“CIBC”) and cash, for an aggregate sales price of $30.0 million. The net cash proceeds we received following the closing of the CA3 Properties was approximately $14.9 million after the payoff of the outstanding $15.0 million loan payable from CIBC, and less the expenses and fees incurred with the sale. We recorded a gain on the sale of approximately $11.2 million, which is recorded in gain on sale of real estate properties in the consolidated statements of operations.

Future Minimum Lease Payments

The future minimum lease payments to be received under existing tenant operating leases (excluding the five properties owned by our unconsolidated equity-method investment and the two intercompany leases for the Operated Properties as well as their related resident fees and services) for our consolidated properties as of December 31, 2025 are as follows:

Years ending December 31,
2026	$4,525,000
2027	4,616,000
2028	3,140,000
2029	3,202,000
2030	3,038,000
Thereafter	6,534,000
$25,055,000

There were no acquisitions in the years ended December 31, 2025 and 2024.

4. Loans Payable

As of December 31, 2025 and 2024, loans payable consisted of the following:

	December 31, 2025	December 31, 2024
Loans payable to Lument (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and as of December 31, 2025 and 2024, collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial and Friendship Haven.	$31,889,000	$32,955,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $54,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	9,532,000	9,708,000
	41,421,000	42,663,000
Less debt issuance costs	(1,563,000)	(1,633,000)
Total loans payable	$39,858,000	$41,030,000

As of December 31, 2025, we have total debt obligations of approximately $41.4 million that will mature between 2039 and 2055. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of December 31, 2025, we were in compliance with all of our debt covenants.

During the years ended December 31, 2025 and 2024, we incurred approximately $1.8 million and $19.2 million of interest expense, respectively, and for the year ended December 31, 2024, includes interest expense related to the GA8 Properties (see below for further information) of approximately $16.4 million, and excluding debt issuance costs amortization, related to our loans payable.

As of December 31, 2025 and 2024, the unamortized balance of the debt issuance costs was approximately $1.6 million. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For the years ended December 31, 2025 and 2024, approximately $0.1 million and $0.3 million, respectively, of debt issuance costs were amortized and included in interest expense in our consolidated statements of operations.

The principal payments due on the loans payable (excluding debt issuance costs and cash collateral funds) for each of the five following years and thereafter ending December 31 are as follows:

Principal
Year	Amount
2026	$1,292,000
2027	1,341,000
2028	1,391,000
2029	1,443,000
2030	1,497,000
Thereafter	34,457,000
$41,421,000

GA8 Properties

The GA8 Properties were financed with a $91.0 million first priority mortgage loan with CIBC collateralized by those properties, a $20.0 million subordinated term loan with Oxford Finance LLC (“Oxford”) collateralized by those properties and a $12.75 million mezzanine loan with Oxford secured by the equity interests of the Summit Georgia Holdings LLC (“GA Holdco”).

On March 13, 2024, we received a notice of default from Oxford, dated March 12, 2024, for the mezzanine loan primarily based on the non-compliance with the existing loans, whereby Oxford exercised certain rights, including, their right to act as attorney-in-fact of GA HoldCo, and appointed an independent manager over the GA8 Properties, thereby removing the Company as the manager and removing the Company’s voting rights and rights to receive any distributions with respect to such properties. The Oxford notice of default also constituted an event of default under the GA8 Properties subordinated term loan with Oxford and the first priority mortgage loan with CIBC. On May 7, 2024, we received a notice of default and reservation of rights letter from CIBC. On December 20, 2024, we transferred our ownership to an unaffiliated entity and were released from all debt and guarantee obligations. As such, we wrote off all amounts pertaining to the GA8 Properties. See Note 14 for further information regarding the derecognition in March 2024 and transfer of ownership of the GA8 Properties and related debt in December 2024.

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

Master Letter of Credit Agreement

In June 2023, we entered into a $1.0 million Master Letter of Credit Agreement with CIBC. As of December 31, 2025, there are no outstanding letters of credit under this agreement.

5. Equity-Method Investments

As of December 31, 2025 and 2024, the aggregate balances of our Equity-Method Investments were approximately $1.8 million and $0.4 million, respectively, and are as follows:

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

For the years ended December 31, 2025 and 2024, we invested approximately $0.3 million and $0.03 million related to capital calls for the SUL JV.

During 2025, the SUL JV sold four of its properties for an aggregate gain of approximately $13.6 million. We recorded our 10% share of the gain on the sales of approximately $1.4 million in income from equity-method investees in the consolidated statements of operations for the year ended December 31, 2025. We received approximately $0.6 million in cash related to the sales. Additionally, in 2025, the SUL JV impaired two properties (both of which were sold in 2025) and wrote off the remaining balance of a note payable related to one of the sold properties for an aggregate gain of $1.4 million. We recorded our 10% share of the gain of approximately $0.1 million in income from equity-method investees in the consolidated statements of operations for the year ended December 31, 2025.

During 2024, the SUL JV sold six of its properties for an aggregate gain of approximately $19.8 million. We recorded our 10% share of the gain of approximately $2.0 million in income from equity-method investees in the consolidated statements of operations for the year ended December 31, 2024 and received approximately $2.9 million in cash related to the sales.

As of December 31, 2025 and 2024, the balance of our equity-method investment related to the SUL JV was approximately $1.8 million and $0.7 million, respectively.

Summit Fantasia Holdings II, LLC

In May 2025, the Fantasia II JV sold its two properties. Due to our intention to fund the Fantasia II JV prior to the execution of the sale agreements in April 2025, we recorded the losses incurred in the Fantasia II JV which resulted in a negative balance of our equity-method investment. Due to the sale of the properties in May 2025, we wrote off the approximately $(0.3) million equity-method investment balance, which is included in the consolidated statements of operations for the year ended December 31, 2025 and we no longer have an equity-method investment in the Fantasia II JV. As of December 31, 2024, the balance of our equity-method investment was approximately $(0.2) million.

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

Summit Fantasy Pearl Holdings, LLC

In August 2025, Summit entered into a membership interest purchase agreement to sell our 10% interest to one of the existing FPH JV members. On October 29, 2025, we completed the membership interest sale. In October 2025, we received approximately $0.3 million for our membership interest plus accrued distributions for a total of approximately $0.4 million and we wrote off the equity-method investment balance of approximately $(0.1) million. Additionally, we resigned as the manager of the FPH JV and no longer have an equity-method investment in the FPH JV.

As of December 31, 2024, the balance of our equity-method investment related to the FPH JV was approximately $(0.1) million.

Our remaining SUL JV Equity-Method Investment is considered a significant equity-method investment.

The results of operations of our SUL JV for the year ended December 31, 2025 are summarized below:

December 31,
2025
Revenue	$8,663,000
Income from operations	$17,907,000
Net income	$15,628,000
Summit’s interest in Equity-Method Investment net income	$1,559,000

Distributions from Equity-Method Investments

As of December 31, 2025 and 2024, we have distributions receivable, which is included in tenant and other receivables in our consolidated balance sheets, as follows:

	December 31,	December 31,
	2025	2024
SUL JV	$57,000	$49,000
Fantasia II JV	—	30,000
FPH JV	—	56,000
Total	$57,000	$135,000

For the years ended December 31, 2025 and 2024, we received cash distributions, which are included in our cash flows from operating activities in the change in tenant and other receivables, and cash flows from investing activities, using the cumulative earnings approach, as follows:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Total Cash	Cash Flow	Cash Flow	Total Cash	Cash Flow	Cash Flow
	Distributions	from	from	Distributions	from	from
	Received	Operating	Investing	Received	Operating	Investing
SUL JV	$740,000	$740,000	$—	$3,391,000	$2,050,000	$1,341,000
Fantasia II JV	42,000	42,000	—	—	—	—
Fantasia III JV	—	—	—	2,158,000	916,000	1,242,000
FPH JV	56,000	56,000	—	128,000	—	128,000
Total	$838,000	$838,000	$—	$5,677,000	$2,966,000	$2,711,000

6. Receivables

Tenant and Other Receivables, net

Tenant and other receivables, net consists of:

	December 31,	December 31,
	2025	2024
Straight-line rent receivables	$1,106,000	$1,085,000
Distribution receivables from Equity-Method Investments	57,000	135,000
Asset management fees	34,000	135,000
Other receivables	273,000	262,000
Total	$1,470,000	$1,617,000

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

Supplemental balance sheet information related to the Office Lease as of December 31, 2025 is as follows:

Component	Consolidated Balance Sheet Caption
Right of use asset - operating	Other assets, net	$58,000
Lease liability - operating	Accounts payable and accrued liabilities	$74,000

Lease expense is presented as part of continuing operations within general and administrative expenses in the consolidated statements of operations. For each of the years ended December 31, 2025 and 2024, we recognized approximately $0.2 million in lease expense related to this lease. The lease payments are classified within operating activities in the consolidated statements of cash flows. As of December 31, 2025 and 2024, we paid approximately $218,000 and $211,000, respectively, in lease payments and the weighted average remaining lease term is 0.3 years.

Pursuant to ASC 842, lease payments on the Office Lease for each of the five following years ending December 31 are as follows:

Year	Lease payments
2026	$75,000
Less imputed interest	(1,000)
Total lease liability	$74,000

9. Concentration of Risk

As of December 31, 2025, we owned one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the five properties held by our equity-method investment). Accordingly, there is a geographic concentration of risk subject to economic conditions in certain states.

Additionally, as of December 31, 2025, we leased our 5 real estate properties to 3 different tenants under long-term triple net leases. For the year ended December 31, 2025, three tenants each had rental revenue greater than 10% (50%, 31% and 19%).

As of December 31, 2024, we leased our 5 real estate properties to 3 different tenants under long-term triple net leases. For the year ended December 31, 2024, three tenants each had rental revenue greater than 10% (50%, 31% and 19%).

As of December 31, 2025, none of our real estate properties are considered a significant asset concentration as none were greater than 20% of our total assets.

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

Legal Proceedings

HCRE

The Company is currently engaged in litigation with Healthcare Real Estate Partners, LLC (“HCRE”) regarding certain matters surrounding a September 2015 bankruptcy petition against HCRE and subsequent claims related thereto. The Bankruptcy Court entered an Order and Judgment with respect to the amounts set forth below on May 2, 2024. The Company filed a notice of appeal in the Delaware District Court with respect to the $664,637 fee award, which summarily affirmed the Bankruptcy Court’s ruling on August 22, 2025. The Company filed a notice of appeal with the Third Circuit Court of Appeals on September 19, 2025, and HCRE filed a notice of cross-appeal. The appeals in the Third Circuit remain pending. The Company has also asserted counterclaims against HCRE, which are pending in the Delaware District Court, and which are stayed pending a final determination of the matters addressed in the Bankruptcy Court, including the appeal. Based on the assessment by management, as of December 31, 2025, the Company has accrued $75,000 for the reimbursement of legal fees related to the involuntary petition filing and $0 for the $665,000 in attorney’s fees related to the stay violation as we believe that a loss is currently not probable under Accounting Standards Codification (“ASC”) 450, Contingencies.

Eikanas Dispute

On June 5, 2024, Kent Eikanas, the Company’s former Chief Executive Officer and Board Member, filed a lawsuit against the Company in the Superior Court of California for, among other things, wrongful termination and breach of contract, and seeking unspecified monetary damages. On April 8, 2025, Mr. Eikanas amended his Complaint to add additional causes of action and three new defendants – Steven Roush, Board Member; Suzanne Koenig, Board Member; and Elizabeth Pagliarini, Chief Executive Officer and Board Member.

In December 2025, the parties agreed upon a settlement, which was paid on December 29, 2025. The Company recorded a gross settlement expense of approximately $1.0 million, recovered approximately $0.7 million of this amount through insurance, resulting in the net expense of approximately $0.3 million which is recorded in general and administrative expense in the statement of operations for the year ended December 31, 2025.

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

Management of our Equity-Method Investments

As the manager of our Equity-Method Investment, we are responsible for managing the day-to-day operations. Additionally, we could be subject to a capital call from our Equity-Method Investment.

11. Equity

Distributions

The Company declared an approximately $0.045 cash distribution per common share during the year ended December 31, 2025 and $0 for the year ended December 31, 2024.

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

The Incentive Plan expired in accordance with its terms in October 2025 and no further awards will be made under such plan.

The Company has not adopted a new equity incentive plan.

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

In 2025 and 2024, 26,667 and 13,333, respectively, vested stock options were forfeited due to employee terminations. Additionally, in 2025, 100,000 stock options expired.

The following table summarizes our stock options as of December 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2024	1,148,063	$2.16
Granted	—
Exercised	—
Cancelled/forfeited	13,333	2.25
Options outstanding at December 31, 2024	1,134,730	$2.16
Granted	33,000	$1.75
Exercised	—
Expired/forfeited	126,667	$1.82
Options outstanding at December 31, 2025	1,041,063	$2.35	3.19	$100,110

Options exercisable at December 31, 2025	1,007,618	$2.20	3.01	$85,728

For our outstanding non-vested options as of December 31, 2025, the weighted average grant date fair value per share was $0.80. As of December 31, 2025, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
2026	$15,000
2027	8,000
2028	3,000
$26,000

The stock-based compensation expense reported for the years ended December 31, 2025 and 2024 was approximately $34,000 and $47,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

12. Earnings Per Common Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”) for the Company’s common stock for the years ended December 31, 2025 and 2024, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS:

	2025	2024
Numerator:
Net income	$1,030,000	$27,208,000
Net income attributable to noncontrolling interests	(100,000)	(102,000)
Net income applicable to common stockholders	$930,000	$27,106,000

Denominator:
Basic:
Denominator for basic EPS - weighted average shares	23,027,978	23,027,978
Effect of dilutive shares:
Stock options	43,908	39,482

Denominator for diluted EPS – adjusted weighted average shares	23,071,886	23,067,460

Basic EPS	$0.04	$1.18
Diluted EPS	$0.04	$1.18

During the years ended December 31, 2025 and 2024, approximately 0.1 million and 0.7 million stock options, respectively, were excluded from computing diluted earnings per share because they were considered anti-dilutive.

13. Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. In November 2024, the FASB issued ASU 2024-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which enhances reportable segment disclosures on both an annual and interim basis.

As of December 31, 2025 and 2024, we manage our business of investing in healthcare real estate as one reportable segment and although our portfolio is located throughout the United States, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We are managed as one segment for internal purposes and for internal decision making by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer, for making decisions and assessing performance as the source of the Company’s reportable segment. The CODM evaluates performance and makes resource allocation and operating decisions based on net income (loss). Expenses that are significant are the same as shown on the accompanying consolidated statements of operations. Additionally, the CODM regularly reviews the asset information by our reportable segment that are the same as shown on the accompanying consolidated balance sheets.

14. Derecognition of GA8 Properties

As noted in Note 4, on March 13, 2024, we received a notice of default from Oxford, dated March 12, 2024, for events of default under the mezzanine loan, whereby Oxford exercised certain rights as the agent, including, their right to act as attorney-in-fact of Summit Georgia Holdings LLC (“GA Holdco”), and appointed an independent manager over the GA8 Properties, thereby removing Summit as the manager and removing our voting rights and rights to receive any distributions with respect to such properties. As such, the independent manager took control over all activities of the GA8 Properties and Summit no longer had any control or authority over the properties’ operations or activities.

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

On December 20, 2024, we, and the GA8 Properties, entered into a Membership Interest Assignment and Release of Guaranty Agreements (the “Release Agreements”) with Oxford, the holder of the second and mezzanine loans, and CIBC, the senior lender for the first priority loan. As a result of the execution of the Release Agreements, Summit transferred all of the outstanding membership interests in the GA Holdco and GA8 Properties to an unaffiliated transferee and obtained the release of all guaranties from all three loans with no further obligations. Summit also concurrently resigned as Manager of GA Holdco. As of December 20, 2024, GA Holdco and GA8 Properties are no longer included in our consolidated financial statements.

For the year ended December 31, 2024, we recorded a total gain of $30.7 million, which is primarily related to the accrued interest through the date of the Release Agreements, which is included in gain on derecognition and disposal associated with GA8 Properties in our consolidated statements of operations.

The results of operations included in our consolidated statements of operations (including operations from January 1, 2024 through December 20, 2024, the date of the Release Agreements) are as follows:

December 20,
2024
Statement of Operations:
Total rental revenue	$2,083,000
Property operating costs	$75,000
Depreciation and amortization	$929,000
Interest expense	$16,459,000

15. Subsequent Events

None.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

Date: March 27, 2026	By:	/s/ Elizabeth A. Pagliarini
Elizabeth A. Pagliarini
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2026.

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
2.1

Purchase and Sale Agreement, dated February 1, 2025, by and between Summit Yucaipa, LLC, Summit Mentone LLC, and Summit Creekside, LLC, and Rockwell Healthcare Propco RE, LLC, as amended on April 1, 2024, May 1, 2024, May 30, 2024 and August 27, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2024).

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

4.2	Description of the Registrant’s Common Stock (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2020).
10.1	Healthcare Facility Note (incorporated by reference to the form of such note on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2014).
10.2	Cornerstone Healthcare Partners LLC Operating Agreement dated June 11, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).
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

10.8	Form of Indemnification Agreement (incorporated by reference to the form of such agreement on Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2025).
10.9

Lease Agreement between CHP Portland, LLC, CHP Tigard, LLC and Sheridan Care Center LLC, and SNF Management, LLC dated September 1, 2014 (incorporated by reference on Exhibit 10.29 to the Company’s Annual Report on Form 10 - K filed on March 20, 2015).

10.10

Amended and Restated Lease between CHP Friendswood SNF, LLC and Friendswood TRS, LLC dated January 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8 - K filed on January 5, 2018).

10.11

Healthcare Facility Note with respect to HUD – insured loans between Summit Chandler, LLC and Capital One Multifamily Finance, LLC, dated September 27, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2018).

10.12

Healthcare Regulatory Agreement - Borrower between Summit Chandler, LLC and HUD, dated September 27, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8 - K filed on October 1, 2018).

10.13

Healthcare Facility Note with respect to HUD - insured loans between CHP Friendswood, LLC and ORIX Real Estate Capital, LLC, dated April 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 - K filed on April 28, 2020).

10.14

Healthcare Regulatory Agreement - Borrower between CHP Friendswood, LLC and HUD, dated April 1, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8 - K filed on April 28, 2020).

10.15

Standard Office lease between Lakehills CM - CG LLC, a Delaware limited liability company, as landlord, and Summit Healthcare REIT, Inc., as tenant, dated April 1, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8 - K filed on April 7, 2022).

10.16	2015 Omnibus Incentive Plan dated October 28, 2015 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on September 28, 2015).
10.17	Form of Stock Option Agreement under 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on April 16, 2025)
10.18

Employment Agreement between Summit Healthcare REIT, Inc., a Maryland Corporation, and Elizabeth A Pagliarini, dated December 3, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 - K filed on December 6, 2024).

10.19

Employment Agreement between Summit Healthcare REIT, Inc., a Maryland Corporation, and Sharyn Grant, dated November 6, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8 - K filed on December 6, 2024).

10.20

First Amendment to Office lease between KB Mill Creek MT, LLC and Summit Healthcare REIT, Inc. dated November 11, 2024 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10 - K filed on March 26, 2025).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Current Report on Form 8 - K filed on June 23, 2014).
19.1	Policy on Insider Trading (Code of Business Conduct and Ethics) (incorporated by reference to Exhibit 19.1 to the Company’s Annual Current Report on Form 10 - K filed on March 26, 2025).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Haskell & White LLP (filed herewith).
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document