Form 10-Q
period 2026-06-30
Summit Healthcare REIT, Inc
filed 2026-08-12
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$22,734,000	$23,706,000
Restricted cash	2,871,000	2,682,000
Real estate properties, net	38,196,000	38,862,000
Tenant and other receivables, net	1,340,000	1,470,000
Other assets, net	540,000	784,000
Equity-method investments	1,752,000	1,775,000
Total assets	$67,433,000	$69,279,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$4,009,000	$3,885,000
Security deposits	337,000	337,000
Loans payable, net of debt issuance costs	39,254,000	39,858,000
Total liabilities	43,600,000	44,080,000

Commitments and contingencies (Note 8)

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at June 30, 2026 and December 31, 2025	23,000	23,000
Additional paid-in capital	115,529,000	115,518,000
Accumulated deficit	(91,881,000)	(90,499,000)
Total stockholders’ equity	23,671,000	25,042,000
Noncontrolling interests	162,000	157,000
Total equity	23,833,000	25,199,000
Total liabilities and equity	$67,433,000	$69,279,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Total rental revenues	$1,297,000	$1,331,000	$2,595,000	$2,654,000
Resident fees and services	1,939,000	1,880,000	3,658,000	3,799,000
Asset management fees	24,000	39,000	48,000	65,000
Total operating revenue	3,260,000	3,250,000	6,301,000	6,518,000

Expenses:
Property operating costs	301,000	356,000	648,000	723,000
Resident costs	1,450,000	1,433,000	2,842,000	2,897,000
General and administrative	1,097,000	826,000	2,942,000	2,048,000
Depreciation and amortization	365,000	361,000	732,000	720,000
Total operating expenses	3,213,000	2,976,000	7,164,000	6,388,000

Operating income (loss)	47,000	274,000	(863,000)	130,000

Income from equity-method investees	50,000	224,000	95,000	176,000
Other income	198,000	279,000	353,000	536,000
Interest expense	(458,000)	(469,000)	(919,000)	(940,000)

Net (loss) income	(163,000)	308,000	(1,334,000)	(98,000)
Noncontrolling interests’ share in net income	(25,000)	(24,000)	(48,000)	(48,000)
Net (loss) income applicable to common stockholders	$(188,000)	$284,000	$(1,382,000)	$(146,000)

Basic and diluted:
Net (loss) income applicable to common stockholders	$(0.01)	$0.01	$(0.06)	$(0.01)

Weighted average shares used to calculate basic earnings per common share	23,027,978	23,027,978	23,027,978	23,027,978
Weighted average shares used to calculate diluted earnings per common share	23,027,978	23,073,690	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2026	23,027,978	$23,000	$115,518,000	$(90,499,000)	$25,042,000	$157,000	$25,199,000
Stock-based compensation	—	—	7,000	—	7,000	—	7,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(21,000)	(21,000)
Net (loss) income	—	—	—	(1,194,000)	(1,194,000)	23,000	(1,171,000)
Balance — March 31, 2026	23,027,978	$23,000	$115,525,000	$(91,693,000)	$23,855,000	$159,000	$24,014,000
Stock-based compensation	—	—	4,000	—	4,000	—	4,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(22,000)	(22,000)
Net (loss) income	—	—	—	(188,000)	(188,000)	25,000	(163,000)
Balance — June 30, 2026	23,027,978	$23,000	$115,529,000	$(91,881,000)	$23,671,000	$162,000	$23,833,000

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2025	23,027,978	$23,000	$116,520,000	$(91,429,000)	$25,114,000	$143,000	$25,257,000
Stock-based compensation	—	—	11,000	—	11,000	—	11,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(21,000)	(21,000)
Net (loss) income	—	—	—	(430,000)	(430,000)	24,000	(406,000)
Balance — March 31, 2025	23,027,978	$23,000	$116,531,000	$(91,859,000)	$24,695,000	$146,000	$24,841,000
Stock-based compensation	—	—	8,000	—	8,000	—	8,000
Distributions paid to stockholders	—	—	(1,036,000)	—	(1,036,000)	—	(1,036,000)
Distributions paid to noncontrolling interests	—	—	—	—	—	(20,000)	(20,000)
Net income	—	—	—	284,000	284,000	24,000	308,000
Balance — June 30, 2025	23,027,978	$23,000	$115,503,000	$(91,575,000)	$23,951,000	$150,000	$24,101,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,334,000)	$(98,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	35,000	34,000
Depreciation and amortization	732,000	720,000
Straight-line rents	25,000	(19,000)
Stock-based compensation expense	11,000	19,000
Income from equity-method investees	(95,000)	(176,000)
Change in operating assets and liabilities, net of derecognition of assets:
Tenant and other receivables, net	186,000	9,000
Other assets, net	135,000	37,000
Accounts payable and accrued liabilities	181,000	(237,000)
Net cash (used in) provided by operating activities	(124,000)	289,000

Cash flows from investing activities:
Additions to real estate and other assets	(15,000)	(100,000)
Investment in equity-method investees	—	(323,000)
Distributions received from equity-method investees	38,000	550,000
Net cash provided by investing activities	23,000	127,000

Cash flows from financing activities:
Payments of loans payable	(639,000)	(615,000)
Payment of distributions to stockholders	—	(1,036,000)
Distributions paid to noncontrolling interests	(43,000)	(41,000)
Net cash used in financing activities	(682,000)	(1,692,000)

Net decrease in cash, cash equivalents and restricted cash	(783,000)	(1,276,000)
Cash, cash equivalents and restricted cash – beginning of period	26,388,000	27,939,000
Cash, cash equivalents and restricted cash – end of period	$25,605,000	$26,663,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$752,000	$775,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that, as of June 30, 2026, owned 100% of three properties, 95.3% of four properties, and a 10% interest in an unconsolidated equity-method investment that holds five properties. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, including but not limited to Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), except where the context otherwise requires.

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

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of June 30, 2026 and December 31, 2025, we have a 10% interest in the SUL JV which owns five properties (see Note 5 for further information).

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

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 27, 2026. The accompanying condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2025 Annual Report on Form 10–K and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2025 have been omitted in this report.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$22,734,000	$23,706,000
Restricted cash	2,871,000	2,682,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$25,605,000	$26,388,000

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

3. Investments in Real Estate Properties

The table below includes, as of June 30, 2026 and December 31, 2025, our seven real estate properties held by our consolidated subsidiaries, five of which are 100% leased to the tenants of the related facilities and two are each 100% leased to an affiliated subsidiary, and excludes the five properties owned by our unconsolidated Equity - Method Investments (see Note 5).

	June 30,	December 31,
	2026	2025
Land	$6,237,000	$6,237,000
Buildings and improvements	48,872,000	48,872,000
Less: accumulated depreciation	(16,978,000)	(16,344,000)
Buildings and improvements, net	31,894,000	32,528,000
Furniture and fixtures	4,534,000	4,534,000
Less: accumulated depreciation	(4,469,000)	(4,437,000)
Furniture and fixtures, net	65,000	97,000
Real estate properties, net	$38,196,000	$38,862,000

For each of the three months ended June 30, 2026 and 2025, depreciation expense was approximately $0.4 million. For each of the six months ended June 30, 2026 and 2025, depreciation expense was approximately $0.7 million.

Summary of Properties

The following table provides summary information regarding our portfolio (excluding the five properties owned by our unconsolidated Equity-Method Investment) as of June 30, 2026:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Rivers Edge Rehabilitation and Care (f/k/a Sheridan Care Center)	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$3,365,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	2,952,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	10,537,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	4,922,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,094,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,471,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	9,441,000
Total:				$57,265,000	$40,782,000
(1)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the five properties owned by our unconsolidated Equity-Method Investment, and the two intercompany leases between our wholly-owned subsidiaries: Summit Chandler LLC and Pennington Gardens, and HP Redding LLC and Sundial) as of June 30, 2026, for the period from July 1, 2026 to December 31, 2026 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
July 1, 2026 to December 31, 2026	$2,271,000
2027	4,616,000
2028	3,140,000
2029	3,202,000
2030	3,038,000
Thereafter	6,534,000
$22,801,000

Impairment of Real Estate Properties

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances.

No impairments were recorded during the six months ended June 30, 2026 and 2025.

4. Loans Payable

As of June 30, 2026 and December 31, 2025, our loans payable consisted of the following:

	June 30, 2026	December 31, 2025
Loans payable to Lument (formerly ORIX Real Estate Capital, LLC) (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial and Friendship Haven.	$31,341,000	$31,889,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	9,441,000	9,532,000
	40,782,000	41,421,000
Less debt issuance costs	(1,528,000)	(1,563,000)
Total loans payable	$39,254,000	$39,858,000

As of June 30, 2026, we have total debt obligations of approximately $40.8 million that will mature between 2039 and 2055. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of June 30, 2026, we were in compliance with all of our debt covenants.

During the three months ended June 30, 2026 and 2025, we incurred approximately $0.4 million and $0.5 million of interest expense, respectively, excluding debt issuance costs amortization related to our loans payable. During each of the six months ended June 30, 2026 and 2025, we incurred approximately $0.9 million of interest expense, excluding debt issuance costs amortization related to our loans payable.

In connection with our loans payable, we incurred debt issuance costs. As of June 30, 2026 and December 31, 2025, the unamortized balance of the debt issuance costs was approximately $1.5 million and $1.6 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For each of the three months ended June 30, 2026 and 2025, $0.02 million of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. For each of the six months ended June 30, 2026 and 2025, $0.04 million of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

The principal payments due on the loans payable for the period from July 1, 2026 to December 31, 2026 and for each of the four following years and thereafter ending December 31 are as follows:

Principal
Years Ending	Amount
July 1, 2026 to December 31, 2026	$653,000
2027	1,341,000
2028	1,391,000
2029	1,443,000
2030	1,497,000
Thereafter	34,457,000
$40,782,000

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

Master Letter of Credit Agreement

We had a $1.0 million Master Letter of Credit Agreement with CIBC that was cancelled in July 2026. As of June 30, 2026, there were no outstanding letters of credit under this agreement.

5. Equity-Method Investments

The SUL JV will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the SUL JV (the “SUL LLC Agreement”). Under the SUL LLC Agreement, net operating cash flow of the SUL JV is distributed monthly, first to the Operating Partnership and Best Years pari passu up to a 9% to 10% annual return, and thereafter to Best Years 75% and the Operating Partnership 25%. All capital proceeds from the sale of the properties held by the SUL JV, a refinancing or another capital event will be paid first to the Operating Partnership and Best Years pari passu until each has received an amount equal to its accrued but unpaid 9% to 10% return plus its total contribution, and thereafter to Best Years 75% and the Operating Partnership 25%. As of June 30, 2026 and December 31, 2025, the balance of our equity-method investment related to the SUL JV for each period was approximately $1.8 million.

In May 2025, one of our equity-method investments, Summit Fantasia Holdings II, LLC, sold its two properties resulting in the winding-up of this equity-method investment as of December 2025. In October 2025, we completed the sale of our membership interest in another one of our equity-method investments, Summit Fantasy Pearl Holdings, LLC, resulting in the winding-up of this equity-method investment as of December 2025. Additionally, during the year ended December 31, 2025, our current equity-method investment, SUL JV, sold four properties, resulting in the remaining five properties in the SUL JV as of June 30, 2026.

Distributions from Equity-Method Investments

As of June 30, 2026 and December 31, 2025, we have distributions receivable from the SUL JV, which are included in tenant and other receivables in our condensed consolidated balance sheets, of approximately $0.04 million and $0.06 million, respectively.

For the six months ended June 30, 2026 and 2025, we received cash distributions from the SUL JV of approximately $0.1 million and $0.6 million, respectively, which are included in our cash flows from operating activities in tenant and other receivables of approximately $0.1 million and $0 million, respectively, and cash flows from investing activities of approximately $0.04 million and $0.6 million, respectively.

Our distributions and asset management fees are considered related party transactions for our equity-method investments.

6. Concentration of Risk

As of June 30, 2026, we owned one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the five properties held by the SUL JV). Accordingly, there is a geographic concentration of risk subject to economic conditions in those states.

For the three and six months ended June 30, 2026 and 2025, we leased our five real estate properties that are not subject to intercompany leases to three different tenants under long-term triple net leases and these three tenants each represented more than 10% of our rental revenue.

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

As of June 30, 2026 and December 31, 2025, the estimated fair value of our HUD-insured loans payable was $32.0 million and $34.2 million, compared to the principal balance (excluding debt discount) of $40.8 million and $41.4 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. The fair value of our fixed rate loans payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

As of June 30, 2026 and December 31, 2025, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

Legal Proceedings

HCRE

The Company is currently engaged in litigation with Healthcare Real Estate Partners, LLC (“HCRE”) regarding certain matters surrounding a September 2015 bankruptcy petition against HCRE and subsequent claims related thereto. The Bankruptcy Court entered an Order and Judgment with respect to the amounts set forth below on May 2, 2024. The Company filed a notice of appeal in the Delaware District Court with respect to the $664,637 fee award, which summarily affirmed the Bankruptcy Court’s ruling on August 22, 2025. The Company filed a notice of appeal with the Third Circuit Court of Appeals on September 19, 2025, and HCRE filed a notice of cross-appeal. The appeals in the Third Circuit remain pending. The Company has also asserted counterclaims against HCRE, which are pending in the Delaware District Court, and which are stayed pending a final determination of the matters addressed in the Bankruptcy Court, including the appeal. Based on the assessment by management, as of June 30, 2026, the Company has accrued $75,000 for the reimbursement of legal fees related to the involuntary petition filing and $0 for the $665,000 in attorney’s fees related to the stay violation as we believe that a loss is currently not probable under Accounting Standards Codification (“ASC”) 450, Contingencies.

Best Years

On October 31, 2025, the Company filed a motion for specific performance in the Delaware Chancery Court against Best Years seeking to compel Best Years to complete the sale of its membership interests for five entities currently owned by the SUL JV pursuant to an agreement between the Operating Partnership and Best Years. The matter went to trial in April 2026 and the judge ruled in favor of Best Years. We filed an appeal to the Delaware Supreme Court and oral arguments were held in July 2026. The Delaware Supreme Court affirmed the lower court’s ruling in July 2026.

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

The following table summarizes our stock options as of June 30, 2026:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2026	1,041,063	$2.19
Granted	—	—
Exercised	—	—
Cancelled/forfeited	25,000	2.17
Options outstanding at June 30, 2026	1,016,063	$2.19	2.66	$97,000

Options exercisable at June 30, 2026	997,729	$2.20	2.54	$87,283

For our outstanding non-vested options as of June 30, 2026, the weighted average grant date fair value per share was $0.76. As of June 30, 2026, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
July 1, 2026 to December 31, 2026	$4,000
2027	8,000
2028	3,000
$15,000

The stock-based compensation expense reported for the three months ended June 30, 2026 and 2025 was approximately $4,000 and $8,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. The stock-based compensation expense reported for the six months ended June 30, 2026 and 2025 was approximately $11,000 and $19,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

10. Segment Reporting

As of June 30, 2026 and December 31, 2025, we manage our business of investing in healthcare real estate as one reportable segment and although our portfolio is located throughout the United States, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We are managed as one segment for internal purposes and for internal decision making by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer, for making decisions and assessing performance as the source of the Company’s reportable segment. The CODM evaluates performance and makes resource allocation and operating decisions based on net income (loss). Expenses that are significant are the same as shown on the accompanying condensed consolidated statements of operations. Additionally, the CODM regularly reviews the asset information by our reportable segment that is the same as shown on the accompanying condensed consolidated balance sheets.

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

Overview

As of June 30, 2026, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. As of June 30, 2026, we have a 10% interest in an unconsolidated equity-method investment that holds five properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Current Market and Economic Conditions

The U.S. economy continues to expand at a generally solid, though uneven, pace amid persistent inflation, elevated interest rates, and ongoing geopolitical and trade-policy uncertainty. Although inflationary pressures have moderated in certain categories, overall inflation remains above the Federal Reserve’s longer-term objective, and borrowing costs remain elevated relative to recent pre-pandemic levels. Financial conditions have remained generally stable, and commercial lending activity has increased modestly; however, lenders continue to maintain disciplined underwriting standards, and capital availability remains selective, particularly for new development and assets with operating challenges. Elevated financing and construction costs, together with lengthy development timelines, continue to constrain new real estate development and are expected to support longer-term supply-demand fundamentals.

In the seniors housing and care sector, operating fundamentals have continued to strengthen, supported by favorable demographic trends, sustained demand and limited new supply. Senior housing occupancy approached 90% during the second quarter of 2026, while inventory growth and construction activity remained near historically low levels. Labor availability has continued to improve from the significant disruptions experienced during and following the pandemic, and employment within nursing and residential care facilities has increased; however, competition for qualified clinical and caregiving personnel remains elevated. Operators also continue to experience cost pressures related to labor, insurance, food, utilities, supplies and regulatory compliance. These pressures have been partially offset by resident and patient rate growth, reimbursement increases and improved operating efficiencies, although operating performance continues to vary by market, operator and level of care.

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

As of June 30, 2026 and December 31, 2025, we have an interest in one equity-method investment, SUL JV. See Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements for further information.

Summit Portfolio Properties

At June 30, 2026, five of our seven properties are 100% leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial”), collectively, the “Operated Properties”) which are operated directly and earn resident fees and service revenue.

The following table provides summary information (excluding the five properties held by our unconsolidated Equity-Method Investments) regarding these properties as of June 30, 2026:

			Square	Purchase
	Properties	Beds	Footage	Price
SNF	4	337	109,306	$31,740,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	7	558	246,071	$57,265,000

					2026
					Lease
Property	Location	Date Purchased	Type	Beds	Revenue (1)
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$284,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	303,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	150	706,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	555,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	382,000
Sundial Assisted Living (2)	Redding, CA	December 18, 2013	AL	65	—
Pennington Gardens (2)	Chandler, AZ	July 17, 2017	AL/MC	90	—
Total				558
(1)	Represents year-to-date rental revenue based on in-place leases, including straight-line rent, through June 30, 2026 and excluding $0.4 million in tenant reimbursement revenue.
(2)	Lease revenue due under the intercompany leases are eliminated in consolidation and revenue is reflected in resident fees and services in the accompanying condensed consolidated statements of operations for the Operated Properties.

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

As of June 30, 2026 and December 31, 2025, the balance of our equity-method investment related to the SUL JV was approximately $1.8 million.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 27, 2026.

Results of Operations

Our results of operations are described below:

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended
	June 30,
	2026	2025	$ Change
Total rental revenues	$1,297,000	$1,331,000	$(34,000)
Property operating costs	(301,000)	(356,000)	55,000
Resident fees and services income	1,939,000	1,880,000	59,000
Resident costs	(1,450,000)	(1,433,000)	(17,000)
Net operating income (1)	1,485,000	1,422,000	63,000
Asset management fees	24,000	39,000	(15,000)
General and administrative	(1,097,000)	(826,000)	(271,000)
Depreciation and amortization	(365,000)	(361,000)	(4,000)
Income from equity-method investees	50,000	224,000	(174,000)
Other income	198,000	279,000	(81,000)
Interest expense	(458,000)	(469,000)	11,000
Net (loss) income	(163,000)	308,000	(471,000)
Noncontrolling interests’ share in income	(25,000)	(24,000)	(1,000)
Net (loss) income applicable to common stockholders	$(188,000)	$284,000	$(472,000)
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

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance and property taxes, and resident costs are related to the Operated Properties. Net operating income increased approximately $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase in NOI from the Operated Properties.

The increase in general and administrative of approximately $0.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 is primarily due to an increase in legal fees associated with the Best Years litigation. See Note 8 to the accompanying Notes to Consolidated Financial Statements for further information.

The decrease in income from equity-method investees for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 of approximately $0.2 million is primarily related to the reduction in the number of properties (six) in the equity-method investments in 2026 compared to 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended
	June 30,
	2026	2025	$Change
Total rental revenues	$2,595,000	$2,654,000	$(59,000)
Property operating costs	(648,000)	(723,000)	75,000
Resident fees and services income	3,658,000	3,799,000	(141,000)
Resident costs	(2,842,000)	(2,897,000)	55,000
Net operating income (1)	2,763,000	2,833,000	(70,000)
Asset management fees	48,000	65,000	(17,000)
General and administrative	(2,942,000)	(2,048,000)	(894,000)
Depreciation and amortization	(732,000)	(720,000)	(12,000)
Income from equity-method investees	95,000	176,000	(81,000)
Other income	353,000	536,000	(183,000)
Interest expense	(919,000)	(940,000)	21,000
Net loss	(1,334,000)	(98,000)	(1,236,000)
Noncontrolling interests’ share in income	(48,000)	(48,000)	—
Net loss applicable to common stockholders	$(1,382,000)	$(146,000)	$(1,236,000)

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance, and property taxes, and resident costs are related to the Operated Properties. Net operating income decreased approximately $0.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to a decrease in NOI from the Operated Properties

The increase in general and administrative of approximately $0.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is primarily due to an increase in legal fees associated with the Best Years litigation. See Note 8 to the accompanying Notes to Condensed Consolidated Financial Statements for further information.

The decrease in income from equity-method investees of approximately $0.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is primarily related to the reduction in the number of properties in the equity-method investments in 2026 compared to 2025.

The decrease in other income of approximately $0.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is primarily due to lower interest rates and the reduction in invested cash.

Liquidity and Capital Resources

As of June 30, 2026, we had approximately $22.7 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations for a period of more than 12 months from the date of this report.

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

Credit Facilities and Loan Agreements

As of June 30, 2026, we had debt obligations of approximately $40.8 million, the outstanding balance by lender is as follows:

●	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $9.5 million maturing September 2053
●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $31.3 million maturing from September 2039 through April 2055
●	CIBC Bank, USA-Master Letter of Credit Agreement for $1.0 million (none outstanding) - cancelled in July 2026

Distributions

On April 15, 2025, the Company declared a cash dividend of $0.045 per share (approximately $1.0 million) to shareholders of record as of April 17, 2025, which was paid on April 30, 2025. No distributions were declared or paid during the six months ended June 30, 2026.

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net (loss) income applicable to common stockholders (GAAP)	$(188,000)	$284,000	$(1,382,000)	$(146,000)
Adjustments:
Depreciation and amortization	338,000	338,000	677,000	675,000
Depreciation and amortization related to non-controlling interests	(8,000)	(8,000)	(16,000)	(16,000)
Depreciation related to Equity-Method Investments	24,000	47,000	48,000	143,000
Impairment on properties in Equity-Method Investments (included in income from Equity-Method Investments)	—	395,000	—	395,000
Gain on sale of properties in Equity-Method Investments (included in income from Equity-Method Investments)	—	(357,000)	—	(357,000)
Funds provided by (used in) operations (FFO) applicable to common stockholders	$166,000	$699,000	(673,000)	$694,000
Weighted-average number of common shares outstanding - basic	23,027,978	23,027,978	23,027,978	23,027,978
FFO per weighted average common shares - basic	$0.01	$0.03	$(0.03)	$0.03
Weighted-average number of common shares outstanding - diluted	23,070,522	23,073,690	23,070,522	23,073,690
FFO per weighted average common shares - diluted	$0.01	$0.03	$(0.03)	$0.03

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

Item 1A. Risk Factors.

Not applicable.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.
(b)	Not applicable.
(c)	During the six months ended June 30, 2026, we have not redeemed any of our equity securities.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5 - 1 trading arrangement or a non-Rule 10b5 - 1 trading arrangement during the three months ended June 30, 2026 as such terms are defined under Item 408(a) of Regulation S - K.

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

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Elizabeth A. Pagliarini
Date: August 12, 2026	Elizabeth A. Pagliarini
Chief Executive Officer
(Principal Executive Officer)

/s/ Sharyn I. Grant
Date: August 12, 2026	Sharyn I. Grant
Chief Financial Officer
(Principal Financial Officer)