Form 10-Q
period 2026-09-30
Summit Healthcare REIT, Inc
filed 2026-11-12
CIK 1310383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, we had 23,027,978 shares of common stock of Summit Healthcare REIT, Inc. outstanding.

FORM 10-Q

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$23,489,000	$23,706,000
Restricted cash	2,976,000	2,682,000
Real estate properties, net	37,865,000	38,862,000
Tenant and other receivables, net	1,420,000	1,470,000
Other assets, net	575,000	784,000
Equity-method investments	1,704,000	1,775,000
Total assets	$68,029,000	$69,279,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$4,531,000	$3,885,000
Security deposits	337,000	337,000
Loans payable, net of debt issuance costs	38,950,000	39,858,000
Total liabilities	43,818,000	44,080,000

Commitments and contingencies (Note 8)

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 23,027,978 shares issued and outstanding at September 30, 2026 and December 31, 2025	23,000	23,000
Additional paid-in capital	115,530,000	115,518,000
Accumulated deficit	(91,472,000)	(90,499,000)
Total stockholders’ equity	24,081,000	25,042,000
Noncontrolling interests	130,000	157,000
Total equity	24,211,000	25,199,000
Total liabilities and equity	$68,029,000	$69,279,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Total rental revenues	$1,295,000	$1,313,000	$3,890,000	$3,967,000
Resident fees and services	1,965,000	1,830,000	5,623,000	5,630,000
Asset management fees	24,000	34,000	72,000	99,000
Total operating revenue	3,284,000	3,177,000	9,585,000	9,696,000

Expenses:
Property operating costs	291,000	359,000	939,000	1,082,000
Resident costs	1,478,000	1,445,000	4,320,000	4,342,000
General and administrative	506,000	1,008,000	3,448,000	3,059,000
Depreciation and amortization	366,000	365,000	1,098,000	1,084,000
Total operating expenses	2,641,000	3,177,000	9,805,000	9,567,000

Operating income (loss)	643,000	—	(220,000)	129,000

Income (loss) from equity-method investees	53,000	(30,000)	148,000	146,000
Other income	186,000	227,000	539,000	763,000
Interest expense	(448,000)	(469,000)	(1,367,000)	(1,408,000)

Net income (loss)	434,000	(272,000)	(900,000)	(370,000)
Noncontrolling interests’ share in net income	(25,000)	(25,000)	(73,000)	(73,000)
Net income (loss) applicable to common stockholders	$409,000	$(297,000)	$(973,000)	$(443,000)

Earnings per common share:
Basic and diluted:
Net income (loss) applicable to common stockholders	$0.02	$(0.01)	$(0.04)	$(0.02)

Weighted average shares used to calculate basic earnings per common share	23,027,978	23,027,978	23,027,978	23,027,978
Effect of dilutive shares – stock options	41,188	—	—	—
Weighted average shares used to calculate diluted earnings per common share	23,069,166	23,027,978	23,027,978	23,027,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2026	23,027,978	$23,000	$115,518,000	$(90,499,000)	$25,042,000	$157,000	$25,199,000
Stock-based compensation	—	—	7,000	—	7,000	—	7,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(21,000)	(21,000)
Net (loss) income	—	—	—	(1,194,000)	(1,194,000)	23,000	(1,171,000)
Balance — March 31, 2026	23,027,978	$23,000	$115,525,000	$(91,693,000)	$23,855,000	$159,000	$24,014,000
Stock-based compensation	—	—	4,000	—	4,000	—	4,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(22,000)	(22,000)
Net (loss) income	—	—	—	(188,000)	(188,000)	25,000	(163,000)
Balance — June 30, 2026	23,027,978	$23,000	$115,529,000	$(91,881,000)	$23,671,000	$162,000	$23,833,000
Stock-based compensation	—	—	1,000	—	1,000	—	1,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(57,000)	(57,000)
Net income	—	—	—	409,000	409,000	25,000	434,000
Balance — September 30, 2026	23,027,978	$23,000	$115,530,000	$(91,472,000)	$24,081,000	$130,000	$24,211,000

	Common Stock
		Common
	Number	Stock	Additional		Total
	of	Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — January 1, 2025	23,027,978	$23,000	$116,520,000	$(91,429,000)	$25,114,000	$143,000	$25,257,000
Stock-based compensation	—	—	11,000	—	11,000	—	11,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(21,000)	(21,000)
Net (loss) income	—	—	—	(430,000)	(430,000)	24,000	(406,000)
Balance — March 31, 2025	23,027,978	$23,000	$116,531,000	$(91,859,000)	$24,695,000	$146,000	$24,841,000
Stock-based compensation	—	—	8,000	—	8,000	—	8,000
Distributions paid to stockholders	—	—	(1,036,000)	—	(1,036,000)	—	(1,036,000)
Distributions paid to noncontrolling interests	—	—	—	—	—	(20,000)	(20,000)
Net income	—	—	—	284,000	284,000	24,000	308,000
Balance — June 30, 2025	23,027,978	$23,000	$115,503,000	$(91,575,000)	$23,951,000	$150,000	$24,101,000
Stock-based compensation	—	—	7,000	—	7,000	—	7,000
Distributions paid to noncontrolling interests	—	—	—	—	—	(22,000)	(22,000)
Net (loss) income	—	—	—	(297,000)	(297,000)	25,000	(272,000)
Balance — September 30, 2025	23,027,978	$23,000	$115,510,000	$(91,872,000)	$23,661,000	$153,000	$23,814,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(900,000)	$(370,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs	53,000	52,000
Depreciation and amortization	1,098,000	1,084,000
Straight-line rents	45,000	(21,000)
Stock-based compensation expense	12,000	26,000
Income from equity-method investees	(148,000)	(146,000)
Change in operating assets and liabilities
Tenant and other receivables, net	177,000	(745,000)
Other assets, net	83,000	120,000
Accounts payable and accrued liabilities	702,000	956,000
Net cash provided by operating activities	1,122,000	956,000

Cash flows from investing activities:
Additions to real estate and other assets	(32,000)	(401,000)
Investment in equity-method investees	—	(323,000)
Distributions received from equity-method investees	48,000	650,000
Net cash provided by (used in) investing activities	16,000	(74,000)

Cash flows from financing activities:
Payments of loans payable	(961,000)	(927,000)
Payment of distributions to stockholders	—	(1,036,000)
Distributions paid to noncontrolling interests	(100,000)	(63,000)
Net cash used in financing activities	(1,061,000)	(2,026,000)

Net increase (decrease) in cash, cash equivalents and restricted cash	77,000	(1,144,000)
Cash, cash equivalents and restricted cash – beginning of period	26,388,000	27,939,000
Cash, cash equivalents and restricted cash – end of period	$26,465,000	$26,795,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,124,000	$1,158,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SUMMIT HEALTHCARE REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

1. Organization

Summit Healthcare REIT, Inc. (“Summit”) is a real estate investment trust that, as of September 30, 2026, owned 100% of three properties, 95.3% of four properties, and a 10% interest in an unconsolidated equity-method investment that holds five properties. As used in these notes, the “Company”, “we”, “us” and “our” refer to Summit and its consolidated subsidiaries, including but not limited to Summit Healthcare Operating Partnership, L.P. (the “Operating Partnership”), except where the context otherwise requires.

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

Summit Union Life Holdings, LLC – Equity-Method Investment

In April 2015, through our Operating Partnership, we entered into a limited liability company agreement with Best Years, LLC (“Best Years”), an unrelated entity and a U.S.-based affiliate of Union Life Insurance Co, Ltd. (a Chinese corporation), and formed Summit Union Life Holdings, LLC (the “SUL JV”). The SUL JV is not consolidated in our condensed consolidated financial statements and is accounted for under the equity-method in our condensed consolidated financial statements. As of September 30, 2026 and December 31, 2025, we have a 10% interest in the SUL JV which owns five properties (see Note 5 for further information).

Taxable REIT Subsidiaries

Summit Healthcare Asset Management, LLC

Summit Healthcare Asset Management, LLC (“SAM TRS”) is our wholly-owned taxable REIT subsidiary (“TRS”). We currently serve as the manager and provide management services in exchange for fees and reimbursements from the SUL JV, and during 2025, served as the manager for two equity-method investments that we no longer have an investment in. All asset management fees earned by us are paid to SAM TRS and expenses incurred by us, as the manager, are reimbursed from SAM TRS. See Note 5 for further information.

SHOP TRS LLC

SHOP TRS LLC (“SHOP TRS”) is our wholly-owned taxable REIT subsidiary that is the sole member for our two operated properties which are the lessees for our two respective 100% owned real estate properties and the operated properties’ operations are consolidated in our condensed consolidated financial statements.

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

The accompanying financial information reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$23,489,000	$23,706,000
Restricted cash	2,976,000	2,682,000
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$26,465,000	$26,388,000

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

3. Investments in Real Estate Properties

The table below includes, as of September 30, 2026 and December 31, 2025, our seven real estate properties held by our consolidated subsidiaries, five of which are 100% leased to the tenants of the related facilities and two are each 100% leased to an affiliated subsidiary, and excludes the five properties owned by our unconsolidated Equity - Method Investments (see Note 5).

	September 30,	December 31,
	2026	2025
Land	$6,237,000	$6,237,000
Buildings and improvements	48,872,000	48,872,000
Less: accumulated depreciation	(17,295,000)	(16,344,000)
Buildings and improvements, net	31,577,000	32,528,000
Furniture and fixtures	4,534,000	4,534,000
Less: accumulated depreciation	(4,483,000)	(4,437,000)
Furniture and fixtures, net	51,000	97,000
Real estate properties, net	$37,865,000	$38,862,000

For each of the three months ended September 30, 2026 and 2025, depreciation expense was approximately $0.4 million. For each of the nine months ended September 30, 2026 and 2025, depreciation expense was approximately $1.1 million.

Summary of Properties

The following table provides summary information regarding our portfolio (excluding the five properties owned by our unconsolidated Equity-Method Investment) as of September 30, 2026:

					Loans
					Payable,
					Excluding
					Debt
				Purchase	Issuance
Property	Location	Date Purchased	Type(1)	Price	Costs
Rivers Edge Rehabilitation and Care (f/k/a Sheridan Care Center)	Sheridan, OR	August 3, 2012	SNF	$4,100,000	$3,317,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	4,500,000	2,910,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	15,000,000	10,477,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	8,140,000	4,850,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	8,625,000	6,056,000
Sundial Assisted Living	Redding, CA	December 18, 2013	AL	3,500,000	3,455,000
Pennington Gardens	Chandler, AZ	July 17, 2017	AL/MC	13,400,000	9,395,000
Total:				$57,265,000	$40,460,000
(1)	SNF is an abbreviation for skilled nursing facility.

AL is an abbreviation for assisted living facility.

MC is an abbreviation for memory care facility.

Future Minimum Lease Payments

The future minimum lease payments to be received under our existing tenant operating leases (excluding the five properties owned by our unconsolidated Equity-Method Investment, and the two intercompany leases between our wholly-owned subsidiaries: Summit Chandler LLC and Pennington Gardens, and HP Redding LLC and Sundial) as of September 30, 2026, for the period from October 1, 2026 to December 31, 2026 and for each of the four following years and thereafter ending December 31 are as follows:

Years ending
October 1, 2026 to December 31, 2026	$1,135,000
2027	4,616,000
2028	3,140,000
2029	3,202,000
2030	3,038,000
Thereafter	6,534,000
$21,665,000

Impairment of Real Estate Properties

As a result of our ongoing analysis for potential impairment of our investments in real estate, we may be required to adjust the carrying value of certain assets to their estimated fair values, or estimated fair value less selling costs, under certain circumstances.

No impairments were recorded during the nine months ended September 30, 2026 and 2025.

4. Loans Payable

As of September 30, 2026 and December 31, 2025, our loans payable consisted of the following:

	September 30, 2026	December 31, 2025
Loans payable to Lument (formerly ORIX Real Estate Capital, LLC) (insured by HUD) in monthly installments of approximately $183,000, including interest, ranging from a fixed rate of 2.79% to 4.2%, due in September 2039 through April 2055, and collateralized by Sheridan, Fernhill, Pacific Health, Aledo, Sundial and Friendship Haven.	$31,065,000	$31,889,000

Loan payable to Capital One Multifamily Finance, LLC (insured by HUD) in monthly installments of approximately $49,000, including interest at a fixed rate of 4.23%, due in September 2053, and collateralized by Pennington Gardens.	9,395,000	9,532,000
	40,460,000	41,421,000
Less debt issuance costs	(1,510,000)	(1,563,000)
Total loans payable	$38,950,000	$39,858,000

As of September 30, 2026, we have total debt obligations of approximately $40.5 million that will mature between 2039 and 2055. See Note 3 for loans payable balance for each property. All of the loans payable have certain financial and non-financial covenants, including ratios and financial statement considerations. As of September 30, 2026, we were in compliance with all of our debt covenants.

During the three months ended September 30, 2026 and 2025, we incurred approximately $0.4 million and $0.5 million of interest expense, respectively, excluding debt issuance costs amortization related to our loans payable. During the nine months ended September 30, 2026 and 2025, we incurred approximately $1.3 million and $1.4 million, respectively, of interest expense excluding debt issuance costs amortization related to our loans payable.

In connection with our loans payable, we incurred debt issuance costs. As of September 30, 2026 and December 31, 2025, the unamortized balance of the debt issuance costs was approximately $1.5 million and $1.6 million, respectively. These debt issuance costs are being amortized over the life of their respective financing agreements using the straight-line basis which approximates the effective interest rate method. For each of the three months ended September 30, 2026 and 2025, $0.02 million of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations. For each of the nine months ended September 30, 2026 and 2025, $0.05 million of debt issuance costs were amortized and included in interest expense in our condensed consolidated statements of operations.

The principal payments due on the loans payable for the period from October 1, 2026 to December 31, 2026 and for each of the four following years and thereafter ending December 31 are as follows:

Principal
Years Ending	Amount
October 1, 2026 to December 31, 2026	$328,000
2027	1,341,000
2028	1,391,000
2029	1,443,000
2030	1,497,000
Thereafter	34,460,000
$40,460,000

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

Master Letter of Credit Agreement

We had a $1.0 million Master Letter of Credit Agreement with CIBC that was cancelled in July 2026. As of September 30, 2026, there were no outstanding letters of credit under this agreement.

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

As of September 30, 2026 and December 31, 2025, the balance of our equity-method investment related to the SUL JV was approximately $1.7 million and $1.8 million, respectively.

In May 2025, one of our equity-method investments, Summit Fantasia Holdings II, LLC, sold its two properties resulting in the winding-up of this equity-method investment as of December 2025. In October 2025, we completed the sale of our membership interest in another one of our equity-method investments, Summit Fantasy Pearl Holdings, LLC, resulting in the winding-up of this equity-method investment as of December 2025. Additionally, during the year ended December 31, 2025, our current equity-method investment, SUL JV, sold four properties, resulting in the remaining five properties in the SUL JV as of September 30, 2026.

Distributions from Equity-Method Investments

As of September 30, 2026 and December 31, 2025, we have distributions receivable from the SUL JV, which are included in tenant and other receivables in our condensed consolidated balance sheets, of approximately $0.08 million and $0.06 million, respectively.

For the nine months ended September 30, 2026 and 2025, we received cash distributions from the SUL JV of approximately $0.2 million and $0.6 million, respectively, which are included in our cash flows from operating activities in tenant and other receivables of approximately $0.1 million and $0, respectively, and cash flows from investing activities of approximately $0.05 million and $0.6 million, respectively.

Our distributions and asset management fees are considered related party transactions for our equity-method investments.

6. Concentration of Risk

As of September 30, 2026, we owned one property in California, three properties in Oregon, one property in Texas, one property in Illinois, and one property in Arizona (excluding the five properties held by the SUL JV). Accordingly, there is a geographic concentration of risk subject to economic conditions in those states.

For the three and nine months ended September 30, 2026 and 2025, we leased our five real estate properties that are not subject to intercompany leases to three different tenants under long-term triple net leases and these three tenants each represented more than 10% of our rental revenue.

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

As of September 30, 2026 and December 31, 2025, the estimated fair value of our HUD-insured loans payable was $31.7 million and $34.2 million, compared to the principal balance (excluding debt issuance costs) of $40.5 million and $41.4 million, respectively. The fair value of loans payable was estimated using lending rates available to us for financial instruments with similar terms and maturities. The fair value of our fixed rate loans payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As the inputs to our valuation estimate are neither observable in nor supported by market activity, our loans payable are classified as Level 3 liability within the fair value hierarchy.

As of September 30, 2026 and December 31, 2025, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our condensed consolidated financial statements.

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

Legal Proceedings

HCRE

The Company is currently engaged in litigation with Healthcare Real Estate Partners, LLC (“HCRE”) regarding certain matters surrounding a September 2015 bankruptcy petition against HCRE and subsequent claims related thereto. The Bankruptcy Court entered an Order and Judgment with respect to the amounts set forth below on May 2, 2024. The Company filed a notice of appeal in the Delaware District Court with respect to the $664,637 fee award, which summarily affirmed the Bankruptcy Court’s ruling on August 22, 2025. The Company filed a notice of appeal with the Third Circuit Court of Appeals on September 19, 2025, and HCRE filed a notice of cross-appeal. The appeals in the Third Circuit remain pending. The Company has also asserted counterclaims against HCRE, which are pending in the Delaware District Court, and which are stayed pending a final determination of the matters addressed in the Bankruptcy Court, including the appeal. Based on the assessment by management, as of September 30, 2026, the Company has accrued $75,000 for the reimbursement of legal fees related to the involuntary petition filing and $0 for the $665,000 in attorney’s fees related to the stay violation as we believe that a loss is currently not probable under Accounting Standards Codification (“ASC”) 450, Contingencies.

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

The following table summarizes our stock options as of September 30, 2026:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at January 1, 2026	1,041,063	$2.19
Granted	—	—
Exercised	—	—
Cancelled/forfeited	30,833	2.09
Options outstanding at September 30, 2026	1,010,230	$2.19	2.18	$93,908

Options exercisable at September 30, 2026	999,674	$2.19	2.11	$88,313

For our outstanding non-vested options as of September 30, 2026, the weighted average grant date fair value per share was $0.76. As of September 30, 2026, we have unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized as follows:

Years Ending December 31,
October 1, 2026 to December 31, 2026	$1,000
2027	5,000
2028	2,000
$8,000

The stock-based compensation expense reported for the three months ended September 30, 2026 and 2025 was approximately $1,000 and $7,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. The stock-based compensation expense reported for the nine months ended September 30, 2026 and 2025 was approximately $12,000 and $26,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

10. Segment Reporting

As of September 30, 2026 and December 31, 2025, we manage our business of investing in healthcare real estate as one reportable segment and although our portfolio is located throughout the United States, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We are managed as one segment for internal purposes and for internal decision making by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer, for making decisions and assessing performance as the source of the Company’s reportable segment. The CODM evaluates performance and makes resource allocation and operating decisions based on net income (loss). Expenses that are significant are the same as shown on the accompanying condensed consolidated statements of operations. Additionally, the CODM regularly reviews the asset information by our reportable segment that is the same as shown on the accompanying condensed consolidated balance sheets.

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

Overview

As of September 30, 2026, our ownership interests in our seven real estate properties of senior housing facilities was as follows: 100% ownership of three properties and a 95.3% interest in four properties in a consolidated joint venture, Cornerstone Healthcare Partners LLC. As of September 30, 2026, we have a 10% interest in an unconsolidated equity-method investment that holds five properties. As used in this report, the “Company,” “we,” “us” and “our” refer to Summit Healthcare REIT, Inc. and its consolidated subsidiaries, except where the context otherwise requires.

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

Current Market and Economic Conditions

The U.S. economy continued to expand at a generally solid pace during the third quarter of 2026, supported by resilient consumer spending and business investment, despite persistent inflation, elevated borrowing costs and ongoing geopolitical and trade-policy uncertainty. Inflation remained above the Federal Reserve’s longer-term objective, prompting additional monetary policy tightening during the quarter. Although financial markets and lending conditions remained generally stable, capital availability continued to be selective, particularly for new real estate development and properties experiencing operating challenges. Elevated financing, construction and operating costs, together with lengthy development timelines, continued to constrain new supply, reinforcing favorable longer-term supply-demand fundamentals for existing real estate assets.

In the seniors housing and care sector, operating fundamentals continued to strengthen during the third quarter of 2026, driven by favorable demographic trends, increasing demand and historically limited new construction. Senior housing occupancy across the 31 primary markets tracked by the National Investment Center for Seniors Housing & Care (NIC) reached approximately 90.4% during the third quarter of 2026, continuing its upward trend, while inventory growth remained near record lows. These conditions, combined with the accelerating aging of the U.S. population, are expected to support sustained demand and favorable long-term industry fundamentals. Labor availability has generally improved compared with the significant disruptions experienced during and following the pandemic, although competition for qualified clinical and caregiving personnel persists. Operators continue to face elevated costs associated with labor, insurance, food, utilities, supplies and regulatory compliance. However, resident and patient rate growth, reimbursement increases in certain markets and improved operating efficiencies have helped mitigate these pressures, supporting a generally positive outlook for the sector, although operating performance continues to vary by market, operator and level of care.

Recent Developments

The Company continues to focus on maximizing shareholder value through disciplined asset management, strategic capital allocation and the evaluation of opportunities to enhance shareholder liquidity. Having made significant progress in streamlining our portfolio and simplifying our ownership structure, we remain focused on optimizing the performance of our existing investments and evaluating strategic alternatives. Supported by strengthening industry fundamentals, limited new supply and favorable long-term demographic trends, we believe we are well positioned to capitalize on opportunities that support our primary objectives.

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

As of September 30, 2026 and December 31, 2025, we have an interest in one equity-method investment, SUL JV. See Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements for further information.

Summit Portfolio Properties

At September 30, 2026, five of our seven properties are 100% leased to the tenants of the related facilities. The other two properties are each 100% leased to an affiliated subsidiary (Pennington Gardens Operations LLC (“Pennington Gardens”) and Sundial Operations LLC (“Sundial”), collectively, the “Operated Properties”) which are operated directly and earn resident fees and service revenue.

The following table provides summary information (excluding the five properties held by our unconsolidated Equity-Method Investments) regarding these properties as of September 30, 2026:

			Square	Purchase
	Properties	Beds	Footage	Price
SNF	4	337	109,306	$31,740,000
AL or AL/MC	3	221	136,765	25,525,000
Total Real Estate Properties	7	558	246,071	$57,265,000

					2026
					Lease
Property	Location	Date Purchased	Type	Beds	Revenue (1)
Sheridan Care Center	Sheridan, OR	August 3, 2012	SNF	51	$425,000
Fernhill Care Center	Portland, OR	August 3, 2012	SNF	63	454,000
Friendship Haven Healthcare and Rehabilitation Center	Galveston County, TX	September 14, 2012	SNF	150	1,059,000
Pacific Health and Rehabilitation Center	Tigard, OR	December 24, 2012	SNF	73	832,000
Brookstone of Aledo	Aledo, IL	July 2, 2013	AL	66	573,000
Sundial Assisted Living (2)	Redding, CA	December 18, 2013	AL	65	—
Pennington Gardens (2)	Chandler, AZ	July 17, 2017	AL/MC	90	—
Total				558
(1)	Represents year-to-date rental revenue based on in-place leases, including straight-line rent, through September 30, 2026 and excluding $0.5 million in tenant reimbursement revenue.
(2)	Lease revenue due under the intercompany leases are eliminated in consolidation and revenue is reflected in resident fees and services in the accompanying condensed consolidated statements of operations for the Operated Properties.

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

As of September 30, 2026 and December 31, 2025, the balance of our equity-method investment related to the SUL JV was approximately $1.7 million and $1.8 million, respectively.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 27, 2026.

Results of Operations

Our results of operations are described below:

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended
	September 30,
	2026	2025	$ Change
Total rental revenues	$1,295,000	$1,313,000	$(18,000)
Property operating costs	(291,000)	(359,000)	68,000
Resident fees and services income	1,965,000	1,830,000	135,000
Resident costs	(1,478,000)	(1,445,000)	(33,000)
Net operating income (1)	1,491,000	1,339,000	152,000
Asset management fees	24,000	34,000	(10,000)
General and administrative	(506,000)	(1,008,000)	502,000
Depreciation and amortization	(366,000)	(365,000)	(1,000)
Income (loss) from equity-method investees	53,000	(30,000)	83,000
Other income	186,000	227,000	(41,000)
Interest expense	(448,000)	(469,000)	21,000
Net income (loss)	434,000	(272,000)	706,000
Noncontrolling interests’ share in income	(25,000)	(25,000)	—
Net income (loss) applicable to common stockholders	$409,000	$(297,000)	$706,000
(1)	Net operating income (“NOI”) is a non-GAAP supplemental measure used to evaluate the operating performance of real estate properties. We define NOI as total rental revenues, resident fees and services revenue less property operating and resident costs. NOI excludes asset management fees, general and administrative expense, depreciation and amortization, income (loss) from equity-method investees, impairment and gains/losses of real estate properties, other income, and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of the REIT’s real estate at the property level on an unleveraged basis. We use NOI to assist in making decisions about resource allocations and to assess and compare property-level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect the aforementioned excluded items. Additionally, NOI as we define it may not be comparable to NOI as defined by other REITs or companies, as they may use different methodologies for calculating NOI.

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance and property taxes, and resident costs are related to the Operated Properties. Net operating income increased approximately $0.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an increase in NOI from the Operated Properties and a decrease in property insurance.

The decrease in general and administrative of approximately $0.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is primarily due to non-recurring expenses related to legal fees, mainly associated with the Best Years litigation incurred in three months ended September 30, 2025, and the settlement of the dispute with Kent Eikanas, the Company’s former Chief Executive Officer and Board Member, for approximately $0.3 million, which was recorded in three months ended September 30, 2025.

The change to income from equity-method investees for the three months ended September 30, 2026 compared to the loss for three months ended September 30, 2025 of approximately $0.1 million is primarily related to the impairment recorded in the three months ended September 30, 2025 and the reduction in the number of properties (two sold by Summit Fantasia Holdings II, LLC and four sold by SUL JV) in the equity-method investments in 2026 compared to 2025.

Nine months Ended September 30, 2026 Compared to Nine months Ended September 30, 2025

	Nine Months Ended
	September 30,
	2026	2025	$Change
Total rental revenues	$3,890,000	$3,967,000	$(77,000)
Property operating costs	(939,000)	(1,082,000)	143,000
Resident fees and services income	5,623,000	5,630,000	(7,000)
Resident costs	(4,320,000)	(4,342,000)	22,000
Net operating income (1)	4,254,000	4,173,000	81,000
Asset management fees	72,000	99,000	(27,000)
General and administrative	(3,448,000)	(3,059,000)	(389,000)
Depreciation and amortization	(1,098,000)	(1,084,000)	(14,000)
Income from equity-method investees	148,000	146,000	2,000
Other income	539,000	763,000	(224,000)
Interest expense	(1,367,000)	(1,408,000)	41,000
Net loss	(900,000)	(370,000)	(530,000)
Noncontrolling interests’ share in income	(73,000)	(73,000)	—
Net loss applicable to common stockholders	$(973,000)	$(443,000)	$(530,000)

Total rental revenues for our properties includes rental revenues and tenant reimbursements for property taxes and insurance. Resident fees and services income are generated from the Operated Properties. Property operating costs include insurance, and property taxes, and resident costs are related to the Operated Properties. Net operating income increased approximately $0.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to a decrease in property insurance.

The increase in general and administrative of approximately $0.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily due to an increase in legal fees, mainly associated with the Best Years litigation of approximately $1.1 million (see Note 8 to the accompanying Notes to Condensed Consolidated Financial Statements for further information), offset by a decrease in state taxes due to $0.1 million in refunds due, reduction in payroll of $0.1 million, and the settlement of the dispute with Kent Eikanas, the Company’s former Chief Executive Officer and Board Member, for approximately $0.3 million, which was recorded in nine months ended September 30, 2025.

The decrease in other income of approximately $0.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily due to lower interest rates and the reduction in invested cash.

Liquidity and Capital Resources

As of September 30, 2026, we had approximately $23.5 million in cash and cash equivalents on hand. Based on current conditions, we believe that we have sufficient capital resources to sustain operations for a period of more than 12 months from the date of this report.

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

Credit Facilities and Loan Agreements

As of September 30, 2026, we had debt obligations of approximately $40.5 million, the outstanding balance by lender is as follows:

●	Capital One Multifamily Finance, LLC (HUD-insured) – approximately $9.4 million maturing September 2053
●	Lument Capital (formerly ORIX Real Estate Capital, LLC) (HUD-insured) – approximately $31.1 million maturing from September 2039 through April 2055
●	CIBC Bank, USA-Master Letter of Credit Agreement for $1.0 million (none outstanding) - cancelled in July 2026

Distributions

On April 15, 2025, the Company declared a cash dividend of $0.045 per share (approximately $1.0 million) to shareholders of record as of April 17, 2025, which was paid on April 30, 2025. No distributions were declared or paid during the nine months ended September 30, 2026.

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

The following is the reconciliation from net income (loss) applicable to common stockholders, the most direct comparable financial measure calculated and presented with GAAP, to FFO for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss) applicable to common stockholders (GAAP)	$409,000	$(297,000)	$(973,000)	$(443,000)
Adjustments:
Depreciation and amortization	338,000	338,000	1,015,000	1,013,000
Depreciation and amortization related to non-controlling interests	(8,000)	(8,000)	(24,000)	(24,000)
Depreciation related to Equity-Method Investments	24,000	24,000	72,000	167,000
Impairment on properties in Equity-Method Investments (included in income from Equity-Method Investments)	—	65,000	—	460,000
Gain on sale of properties in Equity-Method Investments (included in income from Equity-Method Investments)	—	—	—	(357,000)
Funds provided by (used in) operations (FFO) applicable to common stockholders	$763,000	$122,000	$90,000	$816,000
Weighted-average number of common shares outstanding - basic	23,027,978	23,027,978	23,027,978	23,027,978
FFO per weighted average common shares - basic	$0.03	$0.01	$0.00	$0.04
Weighted-average number of common shares outstanding - diluted	23,069,166	23,073,690	23,069,166	23,073,690
FFO per weighted average common shares - diluted	$0.03	$0.01	$0.00	$0.04

Subsequent Events

See Note 11 to the accompanying Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors.

Not applicable.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.
(b)	Not applicable.
(c)	During the nine months ended September 30, 2026, we have not redeemed or repurchased any of our equity securities.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

The Company does not currently have an annual meeting of stockholders scheduled. The date of the annual meeting of stockholders may impact the timing with respect to procedures by which security holders may recommend nominees to the Company’s board of directors.

None of our directors or officers adopted or terminated a Rule 10b5 - 1 trading arrangement or a non-Rule 10b5 - 1 trading arrangement during the three months ended September 30, 2026 as such terms are defined under Item 408(a) of Regulation S - K.

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

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HEALTHCARE REIT, INC.

/s/ Elizabeth A. Pagliarini
Date: November 12, 2026	Elizabeth A. Pagliarini
Chief Executive Officer
(Principal Executive Officer)

/s/ Sharyn I. Grant
Date: November 12, 2026	Sharyn I. Grant
Chief Financial Officer
(Principal Financial Officer)